Form 10-K
period 2010-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2011-03-01
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2010, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $636.0 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On February 24, 2011, 55,437,687 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2010, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•

constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility, as well as mandatory capital application provisions and limits on our ability to pay distributions on our common shares;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms, or at all;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties, or through other actions;

•	our short- and long-term liquidity position;

•	the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•

current economic conditions and their effect on employment, consumer confidence and spending; tenant business performance, prospects, solvency and leasing decisions; and the value and potential impairment of our properties;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, including at our redeveloped properties;

•	risks relating to development and redevelopment activities;

•	changes in the retail industry, including consolidation and store closings;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.2 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.7 million square feet, of which we own approximately 23.0 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, development, redevelopment and acquisition of retail shopping malls and strip and power centers. In general, our malls include national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen), shoes, eyewear, cards and gifts, jewelry, books/music/movies, electronics and sporting goods, among other things. To enhance the experience for shoppers, most of our malls have restaurants and/or food courts and convenient parking and some of the malls have multi-screen movie theaters and other entertainment options, either as part of the mall or on outparcels around the perimeter of the mall property. In addition, many of our malls also have restaurants, banks or other stores located on outparcels. In their geographic trade areas, our malls frequently serve as a central place for community, promotional and charitable events.

The largest mall in our retail portfolio contains approximately 1.3 million square feet and 144 stores, and the smallest contains approximately 0.4 million square feet and 48 stores. The power centers in our retail portfolio range from 300,000 to 780,000 square feet, while the strip centers range from 230,000 square feet to 275,000 square feet. We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, many of our leases provide that the tenant will reimburse us for certain expenses for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In recent years, our properties are experiencing a trend towards more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent as well as more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward common area maintenance costs and real estate taxes). In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants and junior anchors or large format retailers.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of in-line mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our redevelopment program was to increase the average sales per square foot of certain of our properties and thus potentially its class, and correspondingly increase its rental income and cash flows in order to maximize the value of the property.

RECENT DEVELOPMENTS

Operating Performance

The current conditions in the economy and the financial markets have reduced employment and business and consumer confidence, and have negatively affected consumer spending on retail goods. The weaker operating performance of several retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at our properties and lease renewals, has affected our ability to sustain or increase rental rates and has affected the ability of some of our current tenants to meet their obligations to us.

Nevertheless, in 2010, we generated positive changes in some key operating metrics. For our retail properties, including consolidated and unconsolidated properties, we increased our retail portfolio weighted average occupancy by 160 basis points to 91.0%, and we increased our retail portfolio weighted average occupancy excluding anchors by 260 basis points to 87.2%. Including all tenants occupying space under an agreement with an initial term of less than one year, total enclosed mall occupancy was 92.6% and occupancy excluding anchors was 90.4%. Corresponding amounts in the prior year were 91.8% and 89.0%, respectively. We brought new tenants to many of the spaces that had previously been vacated. For the period ended December 31, 2010, we generated sales per square foot at enclosed malls in our portfolio of $350, an increase of $16, or 4.8%, over the prior year. Four properties generated sales in excess of $400 per square foot. In addition to these positive trends, however, as further described above and in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our properties have experienced, and might continue to experience, a trend toward more gross leases, leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes.

Financings and Transactions

Although we still have a substantial amount of debt, we have taken steps to improve our balance sheet. In March 2010, we entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of an aggregate $520.0 million term loan (the “2010 Term Loan”) and a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto. The initial term of the 2010 Credit Facility is three years, and we have the right to one 12-month extension of the initial maturity date. Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 4.00% and 4.90% per annum, depending on our leverage, in excess of LIBOR, with no floor. The rate in effect as of December 31, 2010 and since we entered into the 2010 Credit Facility is 4.90% per annum in excess of LIBOR. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value as these terms are defined in the 2010 Credit Facility), the capitalization rate used to calculate Gross Asset Value is 8.00%. Our obligations under the 2010 Credit Facility are secured by mortgages on 21 of our properties.

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.6 million. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility.

In September 2010, we sold our interests in five consolidated power center properties for $134.7 million in cash. In connection with this sale, the proceeds were used for repayment of mortgage loans on three of the properties and for payment of the release prices of two of the properties that secured a portion of the 2010 Credit Facility. Also,

$10.0 million of the sale proceeds were used to repay borrowings under our Revolving Facility, and $8.9 million of the sale proceeds were used to repay borrowings under the 2010 Term Loan, all in accordance with the terms of the 2010 Credit Facility. As a result of all of these actions, the amount outstanding under the 2010 Term Loan has been permanently reduced. As of December 31, 2010, there was $347.2 million outstanding under the 2010 Term Loan, and there were no amounts outstanding under the Revolving Facility. Our leverage (the ratio of Total Liabilities to Gross Asset Value) was 67.1% as of December 31, 2010 using the capitalization rate set forth in the 2010 Credit Facility, as compared to 70.8% as of December 31, 2009, as determined using the capitalization rate in effect under the credit agreement in effect at that time.

Mortgage Loan Activity

We, or partnerships in which we own interests, entered into new or refinanced mortgage loans in 2010 for the following amounts and secured by the following properties: $30.0 million on New River Valley Mall, $2.5 million of additional principal on Lycoming Mall, $10.0 million on Springfield Park/Springfield East (50% interest), $140.0 million on Lehigh Valley Mall (50% interest), $32.0 million on Valley View Mall and $67.0 million on Springfield Mall (50% interest).

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past six years, we have invested approximately $1.0 billion in our portfolio. In 2010, we completed construction activities at Cherry Hill Mall, Plymouth Meeting Mall and the office portion of The Gallery at Market East. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment project, is $83.0 million, and the amount invested as of December 31, 2010 was $72.6 million.

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

Short- to Intermediate-Term Business Strategy

Over the next few years, our business strategy is closely linked to our capital strategy, given the state of the economy generally and the state of the credit and capital markets, and hence our goals are to:

•

lease the space in all of our properties, especially properties where the construction for redevelopment projects has been completed, and continue our heightened focus on operating our properties, with an emphasis on matching costs with revenue;

•	continue to strengthen our balance sheet;

•

reposition some of our properties by adding a mix of uses, including alternative uses, and prudently optimize our portfolio of properties by judiciously nurturing assets that we believe have growth potential and disposing of assets that no longer meet our strategic objectives; and

•

pursue new initiatives designed to generate additional revenue, and pair our skill sets in property management, redevelopment and development with capital from various sources to produce favorable investment returns, all subject to the terms of the 2010 Credit Facility.

Lease Space at Redeveloped and Other Properties and Continue our Heightened Focus on Property and Corporate Operations. We are emphasizing our efforts to lease the available space at our completed redevelopment properties following the significant recent investments in those assets, as well as at the other properties in the balance of our portfolio. However, our leasing activities face significant challenges because of unemployment and constraints on retail spending, given current economic conditions. As a result, retailer performance is uncertain, and we have experienced delays or deferred decisions regarding the openings of new retail stores. Recently, there have been some indicators of improvement in retailer performance, and we continue to strive to maximize our leasing efforts.

Also, we are continuing to review our property and corporate operations in detail. We are taking steps designed to increase our revenue and net operating income, including a program to convert short term specialty leasing tenants to longer term tenants. We are also pursuing actions to reduce our expenses. We continue to closely track our level of general, administrative and other expenses in relation to our net operating income.

Continue to Strengthen Our Balance Sheet. We continue to contemplate ways to reduce our leverage through a variety of means available to us, and subject to the terms of the 2010 Credit Facility. These means might include issuing equity or equity-related securities if market conditions are favorable, entering into joint ventures or other partnerships or arrangements involving our contribution of assets, selling properties with values in excess of their mortgage loans or allocable debt and applying proceeds to debt reduction, or through other actions. We might repurchase more of our 4.00% Senior Exchangeable Notes due 2012 (“Exchangeable Notes”) if we can do so on favorable terms. In addition, we might investigate opportunities to make changes to the terms of our current mortgage loans and other debt, such as by extending the maturity date or modifying other terms.

Reposition Some of Our Properties by Adding a Mix of Uses and Prudently Optimize the Portfolio. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater concentration of people to the property. Multiple constituencies, from local governments to real estate developers to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as education, health care, entertainment, government and child care, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers.

We review all of the assets in our portfolio frequently and, as the manager of this portfolio, we make determinations about which assets have growth potential and should be nurtured and receive judicious additional investment in the form of efforts or funds (subject to the terms and conditions of our 2010 Credit Facility), and which properties or parcels do not meet the financial or strategic criteria we apply and should be divested. However, negative conditions in the credit markets might make it more difficult for us to sell properties on favorable terms to us, or at all, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing.

Pursue New Revenue Streams; Pair Our Property Skills With New Sources of Capital. We believe that we possess valuable experience in property management, redevelopment and development through our skilled and veteran employees. We have historically provided management, leasing and development services to affiliated and third-party property owners. We continue to seek opportunities to manage additional properties. We recently expanded our portfolio of managed properties to include Arnot Mall in Horseheads, New York. In addition, we continue our efforts to determine whether there are other sources of demand for the services that we can provide using our existing property management platform.

We are pursuing opportunities to contribute our experience in asset management and real estate redevelopment and development to a project or venture where another party contributes some or all capital or equity. These efforts are designed to enable us to generate a return from our investment of predominantly our skills and labor, rather than our capital. To these ends, we are pursuing opportunities in forms that include, among others, partnerships with institutional real estate investors, joint ventures, and investments by or funding from government sources.

Long-Term Business Strategy

In the longer term, we believe that conditions in the economy will improve and the challenging conditions in the capital and credit markets will ease. We believe that employment, consumer confidence and consumer spending on retail goods will eventually increase. We believe that such projected increases are likely to have a positive effect on retail sales and on demand for retail space. We believe that this demand will be seen at our properties, and in particular, our redeveloped properties, and will ultimately have a positive effect on our overall occupancy and net operating income. Such projected increases would also likely have a positive effect on our results of operations and financial position, and, over time, on our liquidity position and our access to capital sources. However, many factors might cause future events, achievements or results to not to be as positive as we expect, including those discussed in the section entitled “Item 1A. Risk Factors.” If and when these anticipated positive developments occur, we anticipate that we will resume or increase our efforts to execute several components of our long-term strategy, which are as follows:

Asset Management, Leasing and Operations

We conduct active asset management of our properties in an effort to maximize and maintain occupancy and optimize the diversity and mix of tenants, merchandise choices and price points. We do this in order to attract a wider range of customers and increase sales by mall tenants. Sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rent we receive from our properties. For example, we coordinate closely with tenants on new store locations in an effort to position our property for their latest concept or store prototype, which is designed to drive traffic and stimulate customer spending.

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

Development

We pursue development of additional retail and mixed use projects that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties. We seek properties in trade areas that we believe have sufficient demand for such properties, once developed, to generate cash flows that meet the financial thresholds we establish in the given environment. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing.

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

The tactics we use in our efforts to increase the potential value of properties include: remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area; creating a diversified anchor mix including fashion, value-oriented and traditional department stores; attracting non-traditional junior anchors and mall tenants to draw more customers to the property; incorporating sit down restaurants and other entertainment options to extend shoppers’ “time spent on the property;” generating synergy by introducing different components to mall properties; and redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

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

Capital Availability

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we would ordinarily fund most of our significant capital requirements, such as the capital for redevelopments, developments and acquisitions, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity or equity-linked securities.

However, as described above, in the first quarter of 2010, we entered into the three year 2010 Credit Facility. The 2010 Credit Facility contains affirmative and negative covenants. During the term of the 2010 Credit Facility, certain covenants and provisions significantly limit our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us or the market for our securities at the time or times we need capital. Continued uncertainty in the capital and credit markets might negatively affect our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our long-term strategies and other business initiatives. See “Item 1A. Risk Factors – Risks Related to Our Indebtedness and Our Financing.”

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

Short- to Intermediate-Term Capital Strategy

While our long-term corporate finance objective has not changed, we have been making efforts to adjust the actions we take in pursuit of that goal, given current conditions in the economy, the capital markets and the retail industry. The conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the conditions in the general economy and their effect on retail sales, as well as our significant leverage resulting from our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. In pursuit of our corporate finance objective, we intend to continue to consider all of our available options for accessing the capital markets, given our position and constraints.

In 2010, we entered into the 2010 Credit Facility, and we raised approximately $160.6 million in a public equity offering. We used the net proceeds from this offering, plus available working capital, primarily to repay borrowings under our 2010 Credit Facility. We also sold our interests in five consolidated power center properties for $134.7 million in cash and used the proceeds primarily for debt repayment and for general corporate purposes. As of December 31, 2010, we had repaid $172.8 million of the outstanding balance of the 2010 Term Loan portion of the 2010 Credit Facility, and there were no amounts outstanding under the Revolving Facility.

Through the end of 2012, eight mortgage loans with an aggregate principal balance of $474.8 million as of December 31, 2010 will mature. Six of these mortgage loans will have balances of more than $40.0 million at maturity, including the mortgage loans on Cherry Hill Mall, which will have an aggregate balance in excess of $230.7 million at maturity. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing, depending on conditions in the credit market. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. See “Item 1A. Risk Factors.” In addition, the remaining balance of our unsecured Exchangeable Notes, which was $136.9 million as of December 31, 2010, will mature in 2012. Subject to the terms of the 2010 Credit Facility, we will continue to seek to opportunistically reduce the balance of the Exchangeable Notes, and we intend to review all available options to address their maturity in 2012, including the use of such things as internally generated cash flows, excess refinancing proceeds, or the refinancing or extending of the Exchangeable Notes in a similar or modified form.

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

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

The United States credit markets have experienced significant dislocations and liquidity disruptions in recent years. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our future redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could potentially be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or outparcels or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity. See “Item 1A. Risk Factors.”

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

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2010, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the balance of the properties ranges from 40% to 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

We provide our management, leasing and real estate development services through our subsidiaries PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PRI, which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties in which we own interests through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, traditional retailers with an internet presence, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

We believe that the main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the total sales and sales per square foot of the property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. Applying these criteria to our properties, we believe that a number of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program has made the properties that were redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers, although our properties face significant challenges because the conditions in the economy and reduced employment and business and consumer confidence have negatively affected consumer spending on retail goods.

Development of competing retail properties and the related increased competition for tenants might cause us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements undertaken individually or collectively would be subject to the terms and conditions of our 2010 Credit Facility and involve costs and expenses that could adversely affect our results of operations.

In addition, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities. Given current economic, capital market, and retail industry conditions, however, there has been substantially less competition with respect to existing property or land parcel acquisition activity in recent quarters.

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

EMPLOYEES

We had 705 employees at our properties and in our corporate office as of December 31, 2010. None of our employees are represented by a labor union.

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

AVAILABLE INFORMATION

We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K filed during each year, including all amendments to these reports, if any. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and executive compensation and human resources committees of our Board of Trustees are available free of charge on our website, as well as in print to any shareholder upon request. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer and principal accounting officer by providing such information on our website within four days after effecting any amendment to or granting any waiver under that code, and we will maintain such information on our website for at least twelve months.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt. This requirement may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our obligations.

We use a substantial amount of debt to finance our business. As of December 31, 2010, we had an aggregate consolidated indebtedness outstanding (excluding debt premium and debt discount) of $2,226.8 million, $2,089.9 million of which was secured by substantially all of our properties and approximately $136.9 million of which was unsecured indebtedness. In 2010, we obtained an aggregate of approximately $64.5 million in new mortgage indebtedness and we repaid approximately $96.2 million of existing mortgage debt. These indebtedness amounts do not include our proportionate share of indebtedness of our partnership properties, which was approximately $175.7 million at December 31, 2010. Our consolidated debt represented 68.7% of our total market capitalization as of December 31, 2010. In March 2010, we entered into a new three-year 2010 Credit Facility comprised of the 2010 Term Loan and the Revolving Facility. As of December 31, 2010, $347.2 million was outstanding under the 2010 Term Loan, and there were no amounts outstanding under the Revolving Facility.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. If we do not have sufficient cash flow from operations, we might be forced to sell assets, which might be on unfavorable terms, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our ability to make distributions to shareholders.

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, 2010 Credit Facility borrowings or other financing vehicles in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes, subject to the terms and conditions of our 2010 Credit Facility.

Our substantial obligations arising from our indebtedness could also have other negative consequences to our shareholders, including accelerating a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt. If we fail to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, development and redevelopment activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse industry and economic conditions, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.

If we are unable to comply with the covenants in our 2010 Credit Facility, we might be adversely affected.

The 2010 Credit Facility requires us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage, fixed charge coverage, and tangible net worth. We expect the current conditions in the economy and in the credit and capital markets and the retail industry to continue to affect our operating results. The leverage covenant in the 2010 Credit Facility generally takes our net operating income and applies a capitalization rate to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our

2010 Credit Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue development and redevelopment projects or property acquisitions, limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures, make distributions to equity holders or engage in acquisitions.

The 2010 Credit Facility contains covenants that will limit our use of cash flow and the proceeds from various events. In general, the proceeds from any event by which we raise additional capital, whether through an asset sale, joint venture, additional secured or unsecured debt, issuance of equity, or from excess proceeds after the sale of a collateral property and payment of the predetermined release price, must be applied in accordance with the 2010 Credit Facility. The specific amounts applied to each component of the 2010 Credit Facility depend on the corporate debt yield and the facility debt yield, which is determined based on the net operating income of collateral properties during the preceding 12 months divided by the amount outstanding under the 2010 Credit Facility. Hence, our ability to use our cash flow or the proceeds of a capital or refinance event depends on the net operating income generated by the properties that secure the 2010 Credit Facility with first liens, and a deterioration in the performance of these properties might restrict us from accessing funds from the 2010 Credit Facility for other purposes. Also, the predetermined release price for a property might exceed the amount we receive in a sale transaction for a collateral property, which might require us to deliver some additional cash from other sources to the lenders.

An inability to comply with these covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our 2010 Credit Facility, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have to provide us with additional funds and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through additional secured debt financing, private or public offerings of debt securities, additional equity financings or, if we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

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

As of December 31, 2010, we had approximately $673.5 million of indebtedness, including $474.8 million of mortgage loans at our consolidated properties, $136.9 million of Exchangeable Notes, and our share of mortgage loans of our unconsolidated partnerships of $61.8 million, that matures on or before December 31, 2012. Also, subject to the terms and conditions of our 2010 Credit Facility, we estimate that we will need $10.4 million of additional capital to complete our current active development and redevelopment projects. In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest currently consisting of a first lien on 20 properties and a second lien on one property. As a result, we have few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. Our continued ability to finance our growth using these sources depends, in part, on our creditworthiness, our ability to refinance our existing debt as it comes due, the availability of credit to us or the market for our debt, equity or equity-related securities at the time or times we need capital, and on conditions in the capital markets generally.

The United States credit markets have experienced significant dislocations and liquidity disruptions in recent years. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on terms acceptable to us, or at all, which might negatively affect our ability to fund scheduled debt maturities, the remaining amount needed for our current development and redevelopment projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be on less attractive terms and might require us to adjust our business plan accordingly. In addition, real or perceived decreases in the values of our properties resulting from current economic conditions might also affect our ability to obtain financing based on our properties on acceptable terms. These conditions might make it more difficult for us to sell properties or might affect adversely the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

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

Conditions in the U.S. economy and the credit markets continue to be challenging, and might adversely affect our cash flows from operations.

The U.S. economy has continued to experience relatively high unemployment and reduced business and consumer confidence. Also, credit markets have experienced significant dislocations and liquidity disruptions, affecting liquidity and making financing terms for borrowers less attractive and, in some cases, making financing less available. These conditions have negatively affected consumer spending on retail goods. This lower demand has led to decreased operating performance of several retailer tenants, which has led to delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has affected the ability of our current tenants to meet their obligations to us. This, in turn, has caused a decrease in the revenue generated by our properties and could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our 2010 Credit Facility, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations. There can be no assurance that past, current and future government responses to the disruptions in the economy and in the financial markets will restore business and consumer confidence and employment and consumer spending on retail goods in a timely manner, or at all.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of December 31, 2010, we had approximately $55.2 million of indebtedness with variable interest rates, including a portion of the 2010 Term Loan that is part of the 2010 Credit Facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have fixed the interest rates on some of our variable rate debt using derivative instruments. Such variable interest rate debt, excluding amounts that have been swapped to fixed rates, represented approximately 2.5% of our aggregate indebtedness as of December 31, 2010. We might incur additional variable rate debt in the future, through additional borrowings under the Revolving Facility or otherwise, and the proportion of our debt with variable interest rates might increase.

An increase in market interest rates applicable to the variable portion of the debt portfolio would increase the interest incurred and cash flows necessary to service such debt. This has and could, in the future, adversely affect our results of operations and our ability to make distributions to shareholders. Also, in coming years, as our current mortgage loans mature, if these mortgage loans are refinanced at higher interest rates than the rates in effect at the time of the prior loans, our interest expense in connection with debt secured by such properties will increase, and could adversely affect our results of operations and ability to make distributions to shareholders.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.

We own substantially all of our assets through our interest in PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies, and derives substantially all of its cash flow from cash distributions to it by its subsidiaries. We, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on their obligations to their creditors, including the 2010 Credit Facility, when due and payable before they may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds both to make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders.

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

Our hedging arrangements might not be successful in limiting our risk exposure, and we might incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. As of December 31, 2010, the aggregate fair value of our derivative instruments was an unrealized loss of $27.2 million, which is expected to be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements. In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations, particularly given current market conditions.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Approximately 36% of our non-anchor leases and 12% of our anchor leases will mature in 2011 and 2012, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy at our properties and lower rental revenue, net effective rent, net operating income, cash flows and funds available for future distributions.

As of December 31, 2010, total occupancy in our retail portfolio was 90.5%. The current conditions in the economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected employment and consumer spending on retail goods. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at our properties and regarding lease renewals.

In 2010, 2009 and 2008, in connection with the factors described above,we frequently entered into leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the view that there will be greater visibility into expected future conditions in the economy and expected future trends. As a result, we have higher percentages of such leases that will expire in the next few years. See “Item 2. Properties—Retail Lease Expiration Schedule.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases expiring in 2011 and 2012, or doing so on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, rent revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Any store closings, leasing delays, lease terminations or tenant bankruptcies, or other financial difficulties we encounter, could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants, and store closings by such tenants might be more significant than store closings by other tenants. See “Item 2. Properties—Major Tenants.” Given current conditions in the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. Tenant bankruptcies and liquidations have adversely affected, and, given current economic conditions, are likely in the future to adversely affect, our financial condition and results of operations.

Rising operating expenses, decreased occupancy and certain lease provisions have reduced, and could in the future continue to reduce, our expense reimbursements and our cash flow and funds available for future distributions.

Our leases typically provide that the tenant is liable for a portion of common area maintenance (“CAM”) and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward CAM costs and real estate taxes), as well as leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes. In these cases, a tenant will pay a single specified rent amount or a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, we would be required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by our tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.

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

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income or the loss of an anchor tenant, indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, as well as the effects of demand, competition and other factors. The current conditions in the economy and the disruptions in the financial markets have negatively affected employment and consumer spending on retail goods, we have consequently decreased our estimates of future cash flows generated by our properties, and these factors might cause further decreases in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, we will recognize impairment with respect to such assets.

Applicable accounting principles require that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.

Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2009 impairment analysis resulted in noncash impairment charges on long lived assets and certain development projects of $74.3 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of December 31, 2009. Our 2008 impairment analysis resulted in noncash impairment charges on goodwill and certain development projects of $27.6 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of December 31, 2008. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.

The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties. The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract in-line tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry has experienced consolidation, and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes and other ownership and leadership changes. Combinations of anchor tenant retailers in recent years were believed to offer these companies even greater economies of scale, increasing their leverage with suppliers, including landlords, and enabling them to be more efficient. These past transactions and any similar transactions in the future, or other changes in ownership or leadership, might result in the restructuring of these companies, which could include closures or sales of anchor stores operated by them. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property, on our portfolio and on our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

We have reached the last phase of the last remaining project in our current redevelopment program, following the completion of construction at the other properties in the program, including Cherry Hill Mall, Plymouth Meeting Mall and the office portion of The Gallery at Market East. We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization.

Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which could harm our results of operations. Subject to the terms and conditions of our 2010 Credit Facility, as a key component of our long-term growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to the current economic, capital market and retail industry conditions, which have led to tight credit, low liquidity, increased defaults and bankruptcies, lower employment, lower consumer confidence and lower business and consumer spending. These conditions might cause us to reduce or eliminate development and redevelopment projects in the short term. We are adjusting our growth strategy in light of these conditions, and anticipate longer times until stabilization and potentially lower investment returns.

We might elect not to proceed with certain development projects after they are begun. In general, when we elect not to proceed with a project, development costs for such project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online shopping has increased in recent years, and is expected to continue to increase in the future. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales, and has affected retailers in those categories significantly. The information available online empowers consumers with knowledge about products and information about prices in a different way than is available in a single physical store. Consumers are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, retailers have recently begun to experience the phenomenon of customers checking competitors’ product offerings and prices while in their stores using technology, including smart phones. Online shopping and technology, such as smartphone applications, might affect the business models, sales and profitability of retailers which might, in turn, affect the demand for retail real estate, occupancy at our properties and the amount of rent that we receive. Any resulting decreases in rental revenue could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

There is a concentration of our retail properties in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including several properties in the Philadelphia, Pennsylvania metropolitan area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania, New Jersey or in the Mid-Atlantic region more broadly; our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

We have invested and expect to invest in the future in partnerships with third parties to acquire or develop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

We have invested and expect to invest in the future as a partner with third parties in the acquisition of existing properties or the development of new properties, in contrast to acquiring properties or developing projects on our own. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have primary control over the acquisition, development, redevelopment, financing, leasing, management, budgeting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

We might be unable to effectively manage any redevelopment and development projects involving a mix of uses, which could affect our financial condition and results of operations.

The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use development, could delay or prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.

We face competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

During more favorable economic conditions, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in starting and nurturing new business initiatives.

We believe that we can further expand our third party management business, and we intend to pursue opportunities to manage additional properties. In addition, we are in the process of determining whether there are other sources of demand for the services that we can provide using our existing property management platform. Identifying and serving new markets and executing operationally on such efforts is subject to various risks, including allocating resources that ultimately are not productive, directing management attention away from existing businesses, lacking necessary skill sets for such initiatives if they involve different property types, and possibly incurring negative effects on our image or brand. If we are unsuccessful in pursuing new businesses, or in effectively servicing such business once acquired, or if conducting such a business negatively affects our management’s ability to effectively manage our existing business, we could incur costs and expenses that could adversely affect our results of operations.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

Acquisitions of retail properties have historically been an important component of our growth strategy. However, subject to the terms and conditions of our 2010 Credit Facility, and given the current economic, capital market and retail industry conditions, we expect our acquisition activities to be limited in the short term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. We must also typically obtain financing on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

We might be unable to integrate effectively any additional properties we might acquire, which might result in disruptions to our business and additional expense.

Subject to the terms and conditions of our 2010 Credit Facility, to the extent that we pursue acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances, we might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios.

Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel, personnel with necessary skill sets or financial and other resources to successfully handle our increased operations;

•	we might not be successful in leasing space in acquired properties;

•	the combined portfolio might not perform at the level we anticipate;

•

the additional property or portfolio might require excessive time and financial resources to make necessary improvements or renovations and might divert the attention of management away from our other operations;

•	we might experience difficulties and incur unforeseen expenses in connection with assimilating and retaining employees working at acquired properties, and in assimilating any acquired properties;

•	we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes to incorporate any such acquisitions; and

•	we might incur unexpected liabilities in connection with the properties and businesses we acquire.

If we fail to successfully integrate any properties, portfolios, assets or companies we acquire, or fail to effectively handle our increased operations or to realize the intended benefits of any such transactions, our financial condition and results of operations, and our ability to make distributions to shareholders, might be adversely affected.

Our business could be harmed if Ronald Rubin, our chairman and chief executive officer, or other members of our senior management team terminate their employment with us or otherwise are unable to continue in their current capacity.

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

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, information technology system failures and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, including large deductibles or co-payments or caps on coverage amounts. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage loan or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expense to repair or rebuild the property. These types of events could adversely affect our cash flow, results of operations and ability to make distributions to shareholders.

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

Our business focuses on retail real estate, predominantly malls and strip and power centers. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our 2010 Credit Facility. Currently, we face significant challenges because the conditions in the economy and the disruptions in the financial markets have reduced business and consumer confidence and employment and negatively affected consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited, particularly given current economic, capital market and retail industry conditions. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Furthermore, the properties that serve as collateral for our 2010 Credit Facility are subject to specified release prices being repaid to the lenders and provisions regarding the application of any excess proceeds, and other mortgage loans might contain substantial prepayment penalties, which might restrict our ability to dispose of a property.

Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree with the sellers or others to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

Possible terrorist activity or other acts of violence or war could adversely affect our financial condition and results of operations.

Future terrorist attacks in the United States, and other acts of violence or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew leases or enter into new leases at our properties at lease rates equal to or above historical rates. Terrorist or other violent activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might decrease, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are directly or indirectly affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. Customers of the tenants at an affected property, and at other properties, might be less inclined to shop at an affected location or at a retail property generally. Such acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Our organizational documents contain provisions that might discourage a takeover of us and depress our share price.

Our organizational documents contain provisions that might have an anti-takeover effect and might inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions include:

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

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring the Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the Board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Advance Notice Requirements for Shareholder Nominations of Trustees. The Company’s advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as trustees, as provided in our amended and restated Trust Agreement, require, among other things, that advance written notice of any such proposals, containing prescribed information, be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s meeting (or within 10 business days of the day notice is given of the annual meeting date, if the annual meeting date is not within 30 days of the anniversary date of the immediately preceding annual meeting).

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

We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our chairman and chief executive officer, and George F. Rubin, a trustee and our vice chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which the Rubins have an interest. Our officers or trustees who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

RISKS RELATING TO OUR SECURITIES

Holders of our common shares might have their interest in us diluted by actions we take in the future.

Our May 2010 common share offering was dilutive to our shareholders, and we continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the 2010 Credit Facility. These means might include obtaining equity capital, including through the issuance of equity or equity-linked securities if market conditions are favorable. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the rights of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.

Many factors, including changes in interest rates and the negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

Increases in market interest rates, relative to the dividend yield on our shares or the interest rate on our Exchangeable Notes. If market interest rates increase, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders. Thus, higher market interest rates could cause the market price of our shares to decrease;

•	Possible future issuances of equity, equity-linked or convertible securities, including securities senior as to distributions or liquidation rights;

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

•

Perception, by market professionals and participants, of REITs generally and REITs in the retail sector in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future;

•	Perception by market participants of our potential for payment of cash distributions and for growth;

•	Levels of institutional investor and research analyst interest in our securities;

•	Relatively low trading volumes in securities of REITs;

•	Our results of operations and financial condition; and

•	Investor confidence in the stock market generally.

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

We might change the dividend policy for our common shares in the future.

In February 2011, our Board of Trustees declared a cash dividend of $0.15 per share, payable in March 2011. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

In addition, the 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, provided, however, that (i) if the ratio of EBITDA to total Indebtedness (the “Corporate Debt Yield”) exceeds 10.00%, then the aggregate amount of dividends may not exceed the greater of 75% of FFO or 110% of REIT Taxable Income (unless necessary for us to maintain our status as a REIT), and (ii) if net operating income of the collateral properties during each quarter for the preceding 12 months divided by the amount outstanding under the 2010 Credit Facility (the “Facility Debt Yield”) exceeded 11.00% and the Corporate Debt Yield exceeded 10.00%, then there are no limits on dividends under the 2010 Credit Facility, so long as no Default or Event of Default would result from paying such dividends. We must maintain our status as a REIT at all times. All capitalized terms used in this paragraph have the meanings ascribed to such terms in the 2010 Credit Facility.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.

Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 35%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to an historically low 15%, and that reduction is expected to remain in place through at least December 31, 2012. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders, and are instead are taxed at ordinary income rates. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.

TAX RISKS

If we were to fail to qualify as a REIT, our shareholders would be adversely affected.

We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. To qualify as a REIT, however, we must comply with certain highly technical and complex requirements under the Internal Revenue Code, which is complicated in the case of a REIT such as ours that holds its assets primarily in partnership form. We cannot be certain we have complied with these requirements because there are very limited judicial and administrative interpretations of these provisions, and even a technical or inadvertent mistake could jeopardize our REIT status. In addition, facts and circumstances that might be beyond our control might affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

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

Furthermore, as a REIT, we might be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if we are deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego or delay potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred.

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

We could face possible adverse changes in state and local tax laws, which might result in an increase in our tax liability.

From time to time, changes in state and local tax laws or regulations are enacted, which might result in an increase in our tax liability. The shortfall in tax revenue for states and municipalities in recent years might lead to an increase in the frequency and size of such changes. If such changes occur, we might be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

RETAIL PROPERTIES

As of December 31, 2010, we owned interests in 46 operating retail properties containing an aggregate of approximately 33.2 million square feet (including space owned by anchors). As of December 31, 2010, we and partnerships in which we own an interest owned approximately 25.9 million square feet of space (excluding space owned by anchors) at the 46 operating retail properties. PREIT Services currently manages 40 of these properties, 39 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not consolidated by us. The remaining five properties are also owned by partnerships that are not consolidated by us and are managed by our partners, or by an entity we or our partners designated.

Total occupancy in our consolidated malls, including only space we own, was 90.2% as of December 31, 2010. In-line occupancy in our consolidated malls was 85.7% as of that date, and occupancy in our consolidated strip and power centers was 97.2% as of that date.

Total occupancy in our unconsolidated malls, including only space owned by the partnerships in which we own an interest, was 94.1% as of December 31, 2010. In-line occupancy in our unconsolidated malls was 92.5% as of that date, and occupancy in our unconsolidated strip and power centers was 95.2% as of that date.

Total occupancy in all our consolidated and unconsolidated malls was 90.4% as of December 31, 2010. In-line occupancy in all of our malls was 86.1% as of that date, and occupancy in all of our strip and power centers was 95.8% as of that date.

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

The following tables present information regarding our retail properties as of December 31, 2010. We refer to the total retail space of these properties, including anchors and in-line stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,162,079	957,309	1970/1991	89.9%	Boscov’s JCPenney Macy’s Sears

Capital City Mall Camp Hill, PA	100%	608,739	488,739	1974/2005	97.7%	JCPenney Macy’s Sears

Chambersburg Mall Chambersburg, PA	100%	454,337	454,337	1982	83.2%	Bon-Ton Burlington Coat Factory JCPenney Sears

Cherry Hill Mall Cherry Hill, NJ	100%	1,296,468	817,583	1961/2009	92.2%	Container Store Crate and Barrel JCPenney Macy’s Nordstrom

Crossroads Mall(6) Beckley, WV	100%	452,829	452,829	1981	89.1%	Belk JCPenney Sears

Cumberland Mall Vineland, NJ	100%	941,618	668,388	1973/2003	92.0%	Best Buy BJ’s Boscov’s Burlington Coat Factory Home Depot JCPenney

Dartmouth Mall Dartmouth, MA	100%	670,940	530,940	1971/2000	97.5%	JCPenney Macy’s Sears

Exton Square Mall(6) Exton, PA	100%	1,086,713	809,245	1973/2000	89.2%	Boscov’s JCPenney K-Mart Macy’s Sears

Francis Scott Key Mall Frederick, MD	100%	706,226	566,893	1978/1991	97.7%	Barnes & Noble JCPenney Macy’s Sears Value City Furniture

Gadsden Mall Gadsden, AL	100%	503,189	503,189	1974/1990	93.3%	Belk JCPenney Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
The Gallery at Market East(6)(7) Philadelphia, PA	100%	1,084,425	1,084,425	1977/1990	61.3%	Burlington Coat Factory Commonwealth of Pennsylvania

Jacksonville Mall Jacksonville, NC	100%	488,709	488,709	1981/2008	99.6%	Barnes & Noble Belk JCPenney Sears

Logan Valley Mall Altoona, PA	100%	780,278	780,278	1960/1997	94.4%	JCPenney Macy’s Sears

Lycoming Mall Pennsdale, PA	100%	835,913	715,913	1978/2007	95.6%	Best Buy Bon-Ton Borders Burlington Coat Factory Dick’s Sporting Goods JCPenney Macy’s(8) Sears

Magnolia Mall Florence, SC	100%	615,688	615,688	1979/2007	98.7%	Barnes & Noble Belk Best Buy Dick’s Sporting Goods JCPenney Sears

Moorestown Mall Moorestown, NJ	100%	1,059,367	738,167	1963/2008	89.1%	Boscov’s Lord & Taylor Macy’s Sears

New River Valley Mall Christiansburg, VA	100%	441,246	441,246	1988/2007	96.7%	Belk Dick’s Sporting Goods JCPenney Regal Cinemas Sears

Nittany Mall State College, PA	100%	532,045	437,045	1968/1990	91.9%	Bon-Ton JCPenney Macy’s(8) Sears

North Hanover Mall Hanover, PA	100%	355,763	355,763	1967/1999	91.8%	Dick’s Sporting Goods JCPenney Sears

Orlando Fashion Square(6) Orlando, FL	100%	1,087,802	932,226	1973/2003	88.7%	Dillard’s JCPenney Macy’s Sears

Palmer Park Mall Easton, PA	100%	457,702	457,702	1972	95.5%	Bon-Ton Boscov’s

Patrick Henry Mall Newport News, VA	100%	714,330	574,330	1988/2005	96.6%	Borders Dick’s Sporting Goods Dillard’s JCPenney Macy’s

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
Phillipsburg Mall Phillipsburg, NJ	100%	578,710	578,710	1989/2003	90.7%	Bon-Ton JCPenney Kohl’s Sears

Plymouth Meeting Mall(6) Plymouth Meeting, PA	100%	954,439	739,804	1966/2009	87.7%	AMC Theater Boscov’s Macy’s Whole Foods

The Mall at Prince Georges Hyattsville, MD	100%	912,666	912,666	1959/2004	96.1%	JCPenney Macy’s Marshalls Ross Dress for Less Target

South Mall Allentown, PA	100%	405,199	405,199	1975/1992	90.8%	Bon-Ton Stein Mart

Uniontown Mall(6) Uniontown, PA	100%	698,585	698,585	1972/1990	92.6%	Bon-Ton Burlington Coat Factory JCPenney Roomful Express Furniture Sears Teletech Customer Care

Valley Mall Hagerstown, MD	100%	916,143	672,743	1974/1999	96.3%	Bon-Ton JCPenney Macy’s Sears

Valley View Mall La Crosse, WI	100%	598,262	343,666	1980/2001	92.6%	Barnes & Noble Herberger’s JCPenney Macy’s Sears

Viewmont Mall Scranton, PA	100%	747,194	627,194	1968/2006	99.5%	JCPenney Macy’s Sears

Voorhees Town Center(6) Voorhees, NJ	100%	700,071	303,288	1970/2007	59.8%	Boscov’s Macy’s The Star Group

Washington Crown Center Washington, PA	100%	676,118	536,023	1969/1999	88.5%	Bon-Ton Gander Mountain Sports Macy’s Sears

Willow Grove Park(7) Willow Grove, PA	100%	1,191,726	778,605	1982/2001	69.5%	Bloomingdale’s The Cheesecake Factory Macy’s Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
Wiregrass Commons Dothan, AL	100%	637,947	305,795	1986/2008	86.9%	Belk Burlington Coat Factory JCPenney

Woodland Mall Grand Rapids, MI	100%	1,158,942	433,755	1968/1998	90.7%	Apple Barnes & Noble JCPenney Kohl’s Macy’s Sears

Wyoming Valley Mall Wilkes-Barre, PA	100%	911,300	911,300	1971/2006	96.5%	Bon-Ton JCPenney Macy’s Sears

POWER CENTERS
Christiana Center Newark, DE	100%	302,434	302,434	1998	98.8%	Costco Dick’s Sporting Goods

Paxton Towne Centre Harrisburg, PA	100%	717,490	444,432	2001	98.2%	Costco Kohl’s Target Weis Markets

STRIP CENTERS

The Commons at Magnolia Florence, SC	100%	230,532	104,332	1991/2002	88.5%	Bed, Bath & Beyond Target

		28,674,164	22,969,475		90.5%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)	Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and in-line tenants.
(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	A portion of the underlying land at this property is subject to a ground lease.
(7)

The owned square feet for The Gallery at Market East and Willow Grove Park includes former Strawbridge’s department store buildings that are currently vacant. These vacant department stores represent 30.3% and 26.6% of owned square feet for The Gallery at Market East and Willow Grove Park, respectively.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
MALLS

Lehigh Valley Mall Allentown, PA	50%	1,157,913	785,927	1960/2008	97.2%	Barnes & Noble Boscov’s JCPenney Macy’s

Springfield Mall Springfield, PA	50%	609,980	222,081	1974/1997	83.1%	Macy’s Target

POWER CENTERS
Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store Lowe’s Target

The Court at Oxford Valley Langhorne, PA	50%	704,526	456,903	1996	100.0%	Best Buy BJ’s Dick’s Sporting Goods Home Depot

Red Rose Commons Lancaster, PA	50%	465,203	265,613	1998	84.2%	Home Depot Weis Markets

Whitehall Mall Allentown, PA	50%	557,501	557,501	1964/1998	91.6%	Bed, Bath & Beyond Kohl’s Sears

STRIP CENTERS
Springfield Park Springfield, PA	50%	274,480	128,811	1997/1998	98.2%	Bed, Bath & Beyond LA Fitness Target

Total		4,547,793	2,894,297		94.8%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)	Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied.
(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our average annual minimum rent per square foot (for consolidated and unconsolidated properties), excluding tenants who pay a percentage of sales in lieu of minimum rent, for the five years ended December 31, 2010:

Year	Non-Anchor Stores	Anchor Stores
2006	$23.79	$3.18
2007	23.96	3.27
2008	24.18	3.48
2009	24.89	3.68
2010	24.83	3.70

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors – Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties including consolidated and unconsolidated properties as of December 31, 2010:

Tenant Name(1)	# of Stores(2)	GLA(2)	% of GLA
Bain Capital, LLC
Burlington Coat Factory	6	537,986
Gymboree	26	52,770

Total Bain Capital, LLC	32	590,756	1.8%
Bed, Bath & Beyond	6	206,846	0.6%
Belk, Inc.	8	520,684	1.6%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	5	6,971

Total Best Buy Co., Inc.	10	184,828	0.5%
BJ’s Wholesale Club, Inc.	3	234,761	0.7%
The Bon-Ton Stores, Inc.
Bon-Ton	14	1,008,613
Herberger’s	1	41,344

Total Bon-Ton Stores, Inc.	15	1,049,957	3.2%
Boscov’s Department Store	9	1,453,574	4.4%
Carmike Cinemas, Inc.	4	123,972	0.4%
Costco Wholesale Corporation	2	289,447	0.9%
Dick’s Sporting Goods, Inc.	9	422,159	1.3%
Dillard’s, Inc.	3	471,494	1.4%
Gander Mountain Sports	1	83,835	0.2%
Giant Food Stores	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	4	397,322	1.2%
JCPenney Company, Inc.	30	3,194,063	9.6%
Kohl’s Corporation	4	251,195	0.8%
Lord & Taylor	1	121,200	0.4%
Lowe’s Cos., Inc.	1	163,215	0.5%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	25	4,056,760

Total Macy’s, Inc.	26	4,294,297	12.9%
Nordstrom, Inc.	1	138,000	0.4%
Premier Cinema Corporation	2	92,748	0.3%
Regal Cinemas	3	151,566	0.4%
Sears Holding Corporation
K-Mart	1	108,440
Sears	29	3,606,526

Total Sears Holding Corporation	30	3,714,966	11.1%
Target Corporation	6	864,893	2.6%
Teletech Customer Care Management	1	64,964	0.2%
Whole Foods, Inc.	1	65,155	0.2%
Weis Markets, Inc.	2	130,075	0.4%

	216	19,397,230	58.4%

(1)

To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has store formats in our portfolio of at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by annualized minimum rent as of December 31, 2010:

Primary Tenant(1)	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Minimum Rent(2)
Gap, Inc.	46	5	51	634,235	$11,578
Foot Locker, Inc.	62	11	73	361,301	7,664
JCPenney Company, Inc.	24	6	30	3,194,063	7,526
Limited Brands, Inc.	59	13	72	323,718	7,187
American Eagle Outfitters, Inc.	40	2	42	227,221	6,487
Sears Holding Corporation	25	5	30	3,714,966	5,583
Zale Corporation	77	—	77	60,027	5,356
Signet Jewelers Limited	39	—	39	59,732	4,420
Dick’s Sporting Goods, Inc.	8	1	9	422,159	4,041
Bain Capital LLC(3)	28	4	32	590,756	3,979
Luxottica Group S.p.A.	47	3	50	123,138	3,767
Abercrombie & Fitch Co.	20	—	20	136,727	3,639
Golden Gate Capital(4)	14	5	19	165,514	3,592
Genesco, Inc.	55	5	60	77,091	3,092
Commonwealth of Pennsylvania	2	—	2	229,244	3,085
Aeropostale, Inc.	33	3	36	125,731	3,058
Barnes & Noble, Inc.	9	—	9	271,086	3,023
Hallmark Cards, Inc.	34	9	43	173,190	2,937
Pacific Sunwear, Inc.	28	5	33	121,380	2,920
Transworld Entertainment Corp.	29	—	29	141,123	2,734

Total	679	77	756	11,152,402	$95,668

(1)	Tenant includes all brands and concepts of the tenant.
(2)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based on fixed monthly rent as of December 31, 2010.

(3)	Consists of 26 Gymboree stores and six Burlington Coat Factory stores.
(4)	Consists of 18 Express stores and one J. Jill store.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2010 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1)	Average Expiring Minimum Rent psf
2010 and Prior(2)	149	390,236	$8,949	$22.93
2011	616	1,743,828	41,741	23.94
2012	498	1,668,009	36,888	22.11
2013	337	1,079,254	23,865	22.11
2014	243	859,265	19,643	22.86
2015	245	1,226,880	24,898	20.29
2016	241	1,056,889	26,322	24.91
2017	190	858,312	20,682	24.10
2018	185	933,475	22,887	24.52
2019	141	588,682	17,775	30.19
2020	124	886,575	18,441	20.80
Thereafter	84	954,812	14,246	14.92

Total/Average	3,053	12,246,217	$276,337	$22.57

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated, based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based only on fixed monthly rent as of December 31, 2010.

(2)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2010.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2010 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1)	Average Expiring Minimum Rent psf
2011	7	603,703	$1,246	$2.06
2012	6	713,305	1,173	1.64
2013	14	1,135,570	4,593	4.04
2014	15	1,551,546	3,787	2.44
2015	19	1,746,117	5,187	2.97
2016	14	1,504,583	3,512	2.33
2017	5	527,539	2,313	4.38
2018	6	777,965	4,081	5.25
2019	8	817,875	2,444	2.99
2020	3	277,729	1,192	4.29
Thereafter	13	1,623,875	9,831	6.05

Total/Average	110	11,279,807	$39,359	$3.49

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based only on fixed monthly rent as of December 31, 2010.

DEVELOPMENT PROPERTIES

The development portion of our portfolio contains three properties in two states. Two of the development projects are classified as “mixed use” (a combination of retail and other uses) and one project is classified as “other.”

OFFICE SPACE

We lease our principal executive offices from Bellevue Associates, an entity in which certain of our officers/trustees have an interest. Our rented space under the office lease has a total of approximately 68,100 square feet. The term of the office lease is 10 years, and it commenced on November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year (February 2011 to February 2012) to terminate the office lease upon the satisfaction of certain conditions. Our base rent is $1.5 million per year.

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

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol “PEI.”

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2010	$13.06	$8.35	$0.15
Quarter ended June 30, 2010	$17.35	$11.85	0.15
Quarter ended September 30, 2010	$13.90	$10.03	0.15
Quarter ended December 31, 2010	$15.93	$11.58	0.15

			$0.60

	High	Low	Dividend Paid
Quarter ended March 31, 2009	$8.71	$2.20	$0.29
Quarter ended June 30, 2009	$7.86	$3.45	0.15
Quarter ended September 30, 2009	$9.13	$3.87	0.15
Quarter ended December 31, 2009	$8.95	$6.80	0.15

			$0.74

As of December 31, 2010, there were approximately 3,300 holders of record of our common shares and approximately 18,000 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2011, our Board of Trustees declared a cash dividend of $0.15 per share payable in March 2011. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant.

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

We did not acquire any shares in the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2010	2009	2008	2007	2006
Operating Results:
Total revenue	$455,641	$451,306	$461,035	$457,708	$451,252
Gains on sales of real estate—continuing operations	$—	$4,311	$—	$2,310	$5,495
(Loss) income from continuing operations	$(75,014)	$(103,867)	$(20,590)	$13,408	$29,248
Gains on sales of discontinued operations	$19,094	$9,503	$—	$6,699	$1,414
Net (loss) income	$(54,363)	$(90,091)	$(16,355)	$23,120	$28,021
Dividends on preferred shares	$—	$—	$—	$(7,941)	$(13,613)
Net (loss allocable) income attributable to PREIT	$(51,927)	$(85,738)	$(15,766)	$26,510	$14,408
(Loss) income from continuing operations per share—basic	$(1.43)	$(2.43)	$(0.54)	$0.44	$0.32
(Loss) income from continuing operations per share—diluted	$(1.43)	$(2.43)	$(0.54)	$0.44	$0.32
Net (loss) income per share—basic	$(1.04)	$(2.11)	$(0.43)	$0.68	$0.37
Net (loss) income per share—diluted	$(1.04)	$(2.11)	$(0.43)	$0.67	$0.37
Balance sheet data:
Investments in real estate, at cost	$3,587,468	$3,684,313	$3,708,048	$3,367,294	$3,132,370
Intangible assets, net	$15,787	$38,978	$68,296	$104,136	$139,117
Total assets	$3,080,117	$3,346,580	$3,444,277	$3,264,074	$3,145,609
Total debt, including debt premium and discount	$2,225,539	$2,565,357	$2,560,375	$2,257,333	$1,932,719
Noncontrolling interest	$50,257	$56,151	$51,934	$55,256	$114,363
Total equity—PREIT	$654,273	$578,653	$646,329	$757,619	$929,300
Other data:
Cash provided by operating activities	$116,791	$136,148	$124,963	$149,486	$164,405
Cash provided by (used in) investing activities	$81,029	$(103,405)	$(353,239)	$(242,377)	$(187,744)
Cash (used in) provided by financing activities	$(229,736)	$31,714	$210,137	$105,008	$16,299
Cash distributions per share—common	$0.60	$0.74	$2.28	$2.28	$2.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.2 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.7 million square feet, of which we own approximately 23.0 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

Our primary business is owning and operating shopping malls and strip and power centers, which we primarily do through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We provide management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Our net loss decreased by $35.7 million to a net loss of $54.4 million for the year ended December 31, 2010 from a net loss of $90.1 million for the year ended December 31, 2009. The decrease in the loss was affected in 2010 by gains on sales of discontinued operations, and the loss in 2009 reflected impairment of assets, gains on sales of discontinued operations, a gain on the sale of real estate assets and a gain on extinguishment of debt.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2010, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic and Capital Market Conditions, Our Leverage and our Near Term Capital Needs

The conditions in the economy and the disruptions in the financial markets have reduced business and consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, the sales and profit performance of retailers in general has decreased, sales at our properties in particular have decreased, and we have experienced delays or deferred decisions regarding the openings of new retail stores and lease renewals. We continue to adjust our plans and actions to take into account the current environment.

In addition, credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

The conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from use of debt to fund our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. The amount remaining to be invested in the last phase of our current redevelopment project is significantly less than in 2009 and 2010, and we believe that we have access to sufficient capital to fund this remaining amount.

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of the 2010 Credit Facility. These steps might include obtaining additional equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past six years, we have invested approximately $1.0 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment project, is $83.0 million, and the amount invested as of December 31, 2010 was $72.6 million. Our projected share of estimated project costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We may spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of December 31, 2010, we had incurred $55.2 million of costs related to these three projects net of an $11.8 million impairment charge that we recorded in 2008 for White Clay Point and an $11.5 million impairment charge that we recorded in 2009 for Springhills. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $6.6 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $33.8 million.

Acquisitions and Dispositions

See note 2 to our consolidated financial statements for a description of our acquisitions and dispositions in 2010, 2009 and 2008.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2010, 2009 and 2008, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in note 1 to our consolidated financial statements.

Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs might include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, and are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives (Level 2), and financial instruments (Level 2), and in our reviews for impairment of real estate assets (Level 3) and goodwill (Level 3).

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if our management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

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

RESULTS OF OPERATIONS

The following information sets forth our results of operations for the years ended December 31, 2010, 2009 and 2008.

Overview

Net loss for the year ended December 31, 2010 was $54.4 million, a decrease of $35.7 million compared to a net loss for the year ended December 31, 2009 of $90.1 million. Our 2010 and 2009 results of operations were affected by the following:

•	Gain on the sale of discontinued operations in 2010 of $19.1 million from the sale of five power centers;

•

Issuance of 10,350,000 shares in 2010 in a public equity offering and the use of the proceeds of the offering for the repayment of a portion of the amounts outstanding under the 2010 Credit Facility, and issuance of 4,300,000 shares in 2009 in connection with transactions to repurchase Exchangeable Notes;

•	Gains on extinguishment of debt of $27.0 million in 2009 resulting from the repurchase of $104.6 million in aggregate principal amount of Exchangeable Notes, which did not recur in 2010;

•

Impairment charges of $74.3 million in 2009, including $62.7 million related to Orlando Fashion Square in Orlando, Florida and $11.5 million related to the Springhills development in Gainesville, Florida;

•	Gains on the sale of discontinued operations in 2009 of $9.5 million from the sale of interests in two properties;

•	Gain on sale of real estate of $4.3 million in 2009 in connection with the sale of a parcel at Pitney Road Plaza, a power center in Lancaster, Pennsylvania;

•	A decrease of $6.7 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2010 as compared to 2009; and

•

Increased interest expense of $11.5 million in 2010, primarily due to higher applicable stated interest rates, decreased capitalized interest and $3.7 million of accelerated amortization of deferred financing costs associated with the repayment of debt using proceeds from the sale of five power centers in 2010.

Net loss for the year ended December 31, 2009 was $90.1 million, an increase of $73.7 million compared to a net loss for the year ended December 31, 2008 of $16.4 million. Our 2009 and 2008 results of operations were affected by the following:

•

Impairment charges of $74.3 million in 2009, including $62.7 million related to Orlando Fashion Square and $11.5 million related to the Springhills development, compared to $27.6 million in 2008, including $11.8 million related to White Clay Point in Landesberg, Pennsylvania, $7.0 million related to Sunrise Plaza in Forked River, New Jersey, $4.6 million related to goodwill impairment and $3.0 million related to the now terminated Valley View Downs development in western Pennsylvania;

•	Gains on the sale of discontinued operations in 2009 of $9.5 million;

•

Gains on extinguishment of debt in 2009 and 2008 of $27.0 million and $27.1 million, respectively, resulting from the repurchase of $104.6 million and $46.0 million, respectively, in aggregate principal amount of Exchangeable Notes;

•	Gain on sale of real estate of $4.3 million in 2009 in connection with the sale of a parcel at Pitney Road Plaza;

•	Issuance of 4,300,000 shares in 2009 in connection with transactions to repurchase Exchangeable Notes;

•	A decrease of $11.9 million in net operating income (presented using the “proportionate-consolidation method”) in 2009 as compared to 2008; and

•

Increased interest expense of $17.0 million in 2009 as compared to 2008, primarily due to a higher aggregate debt balance and to assets placed in service with an aggregate cost basis of $286.7 million. Interest in 2008 was also affected by a $2.0 million gain from hedging activities that did not recur in 2009.

(in thousands of dollars)	For the Year Ended December 31, 2010	% Change 2009 to 2010	For the Year Ended December 31, 2009	% Change 2008 to 2009	For the Year Ended December 31, 2008
Results of operations:
Real estate revenue	$450,365	0%	$448,271	(2%)	$456,536
Interest and other income	5,276	74%	3,035	(33%)	4,499
Operating expenses	(195,273)	2%	(190,968)	3%	(185,327)
General and administrative expenses	(38,973)	4%	(37,558)	(7%)	(40,324)
Impairment of assets and project costs	(1,057)	(99%)	(75,012)	160%	(28,889)
Income taxes and other expenses	(80)	(53%)	(169)	(29%)	(237)
Interest expense, net	(142,730)	9%	(131,236)	15%	(114,228)
Depreciation and amortization	(161,592)	0%	(161,690)	10%	(146,747)
Equity in income of partnerships	9,050	(10%)	10,102	43%	7,053
Gain on extinguishment of debt	—	—	27,047	0%	27,074
Gains on sales of real estate	—	—	4,311	—	—

Loss from continuing operations	(75,014)	(28%)	(103,867)	404%	(20,590)
Operating results from discontinued operations	1,557	(64%)	4,273	1%	4,235
Gains on sales of discontinued operations	19,094	101%	9,503	—	—

Net loss	$(54,363)	(40%)	$(90,091)	451%	$(16,355)

The amounts reflected as loss from continuing operations in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Occupancy

The table below sets forth certain occupancy statistics for our properties as of December 31, 2010, 2009 and 2008.

	Consolidated Properties Occupancy as of December 31,			Unconsolidated Properties Occupancy as of December 31,			Combined Occupancy as of December 31, (1)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Retail portfolio weighted average:
Total including anchors	90.5%	89.3%	90.0%	94.8%	90.7%	94.3%	91.0%	89.4%	90.5%
Excluding anchors	86.1%	84.1%	87.0%	93.1%	87.6%	91.9%	87.2%	84.6%	87.7%
Enclosed malls weighted average:
Total including anchors	90.2%	89.4%	89.6%	94.1%	92.0%	91.8%	90.4%	89.5%	89.7%
Excluding anchors	85.7%	84.2%	86.5%	92.5%	89.9%	89.6%	86.1%	84.5%	86.7%
Strip and Power Center weighted average:	97.2%	86.4%	99.0%	95.2%	89.9%	95.6%	95.8%	88.8%	96.6%

(1)	Combined occupancy is calculated by using occupied GLA for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

In 2010, including consolidated and unconsolidated properties, we increased our retail portfolio weighted average occupancy by 160 basis points to 91.0%, and we increased our retail portfolio weighted average occupancy excluding anchors by 260 basis points to 87.2%. Including all tenants occupying space under an agreement with an initial term of less than one year, total enclosed mall occupancy was 92.6% and occupancy excluding anchors was 90.4%. Corresponding amounts in the prior year period were 91.8% and 89.0%, respectively. We brought new tenants to many of the spaces that had previously been vacated.

Real Estate Revenue

Real estate revenue increased by $2.1 million, or 0%, in 2010 as compared to 2009 primarily due to:

•

An increase of $5.1 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent. Base rent at three of our recently completed redevelopment projects, Cherry Hill Mall, Plymouth Meeting Mall and The Gallery at Market East, increased by an aggregate of $6.1 million due to increased occupancy from newly opened tenants. This increase was partially offset by base rent at our other properties, which decreased by an aggregate of $0.6 million because of decreased occupancy and leases that were converted to percentage rent in lieu of minimum rent. Base rent was also affected by a $0.4 million decrease in amortization of above/below market lease intangibles from the prior year, when $0.6 million of below market lease intangibles were recognized as revenue in connection with leases that were terminated prior to their expiration;

•	An increase of $0.9 million in lease termination revenue primarily due to $1.0 million received from one tenant during 2010; and

•

A decrease of $3.7 million in expense reimbursements. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (which do not contribute to common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses. In recent years, we entered into agreements with some tenants experiencing financial difficulties to convert their leases to gross leases or percentage of sales leases, resulting in lower expense reimbursements.

Real estate revenue decreased by $8.3 million, or 2%, in 2009 as compared to 2008, primarily due to:

•	A decrease of $2.0 million in lease termination revenue due to amounts received from two tenants during 2008 that did not recur in 2009;

•

A decrease of $1.8 million in percentage rent due in part to a decrease in tenant sales from $333 per square foot in 2008 to $325 per square foot in 2009, and due in part to a trend in certain more recent leases to have higher thresholds at which percentage rent begins;

•	A decrease of $1.7 million in expense reimbursements due to the same trend in expense reimbursements noted above; and

•

A decrease of $1.1 million in base rent. Base rent decreased by $5.5 million due to store closings and liquidations associated with tenant bankruptcy filings during 2009 and 2008. This decrease was partially offset by an aggregate increase of $5.1 million in base rent at Cherry Hill Mall, Voorhees Town Center and Plymouth Meeting Mall, three projects that were recently redeveloped, due to increased occupancy from newly opened tenants. However, the increases at Voorhees Town Center and Plymouth Meeting Mall were offset by lease inducement and straight line rent receivable write-offs of $0.6 million and $0.2 million, respectively, associated with tenant delinquencies, which reduced base rent.

Operating Expenses

Operating expenses increased by $4.3 million, or 2%, in 2010 as compared to 2009 primarily due to:

•

An increase of $2.5 million in common area maintenance expense, primarily due to increases of $1.0 million in common area utility expense, $0.6 million in housekeeping expense and $0.6 million in loss prevention expense. The increase in common area utility expense included a $0.6 million increase related to the Commonwealth of Pennsylvania lease at The Gallery at Market East that commenced in August 2009. The increases in housekeeping expense and loss prevention expense were primarily due to stipulated annual contractual increases;

•	An increase of $2.0 million in non-common area utility expense, including a $1.3 million increase at four of our Pennsylvania properties where electricity rate caps expired on January 1, 2010;

•	An increase of $1.0 million in real estate tax expense primarily due to higher local property tax rates and increased property assessments at some of our properties; and

•

A decrease of $1.3 million in bad debt expense. The decrease in bad debt expense included a $0.5 million decrease related to tenant bankruptcy filings. 2010 was affected by three regional and national tenant bankruptcies relating to 22 stores compared to 11 regional and national tenant bankruptcies in 2009 relating to 31 stores.

Operating expenses increased by $5.6 million, or 3%, in 2009 as compared to 2008, primarily due to:

•

An increase of $3.3 million in common area maintenance expense, primarily due to increases of $1.5 million in snow removal, $1.4 million in repairs and maintenance and $0.7 million in loss prevention expense. Snow removal expenses at our properties located in Pennsylvania and New Jersey increased as a result of a significant snowstorm that affected the Mid-Atlantic states in mid-December 2009. Total snow removal costs associated with this storm were approximately $1.6 million. Repairs and maintenance expense and loss prevention expense increased primarily due to stipulated annual contractual increases;

•	An increase of $3.0 million in real estate tax expense primarily due to higher local property tax rates and increased property assessments at some of our properties;

•

An increase of $1.9 million in bad debt expense. The increase in bad debt expense included $0.9 million associated with 11 regional and national tenant bankruptcy filings during 2009 relating to 31 stores as compared to 12 regional and national tenant bankruptcies in 2008 relating to 77 stores; and

•

A decrease of $0.7 million in non-common area utility expense, including a $0.5 million decrease at our four properties located in New Jersey due to a combination of lower utility rates and lower consumption resulting from newly installed equipment at Voorhees Town Center and Cherry Hill Mall.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with Generally Accepted Accounting Principles, or “GAAP”) minus property operating expenses (determined in accordance with GAAP), and includes real estate revenue and operating expenses from properties included in discontinued operations. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to net operating income.

NOI excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the years ended December 31, 2010, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(in thousands of dollars)	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income

Same Store	$486,345	$(205,411)	$280,934	$483,086	$(200,976)	$282,110	$491,308	$(195,276)	$296,032

Non Same Store	11,609	(3,736)	7,873	18,928	(5,572)	13,356	15,643	(4,358)	11,285

Total	$497,954	$(209,147)	$288,807	$502,014	$(206,548)	$295,466	$506,951	$(199,634)	$307,317

			% Change 2010 vs. 2009			% Change 2009 vs. 2008
			Same Store	Total		Same Store	Total
	Real estate revenue		1%	-1%		-2%	-1%
	Operating expenses		2%	1%		3%	3%
	NOI		0%	-2%		-5%	-4%

Total NOI decreased by $6.7 million, or 2%, in 2010 as compared to 2009, including a decrease of $5.5 million relating to Non Same Store properties. See the “Results of Operations – Discontinued Operations” discussion below for further information. Same Store NOI decreased by $1.2 million due to a $2.0 million decrease in NOI from consolidated properties, partially offset by a $0.8 million increase in NOI from unconsolidated properties. See “Results of Operations – Real Estate Revenue” and “Results of Operations – Operating Expenses” above for further information about our consolidated properties. NOI from unconsolidated properties increased primarily due to a $0.7 million increase in base rent resulting from increased occupancy.

Total NOI decreased by $11.9 million, or 4%, in 2009 as compared to 2008. Same Store NOI decreased by $13.9 million due to a $13.8 million decrease in NOI from consolidated properties and a $0.1 million decrease in NOI from unconsolidated partnership investments. See “Results of Operations – Real Estate Revenue” and “Results of Operations – Operating Expenses” above for further information about our consolidated properties. NOI from Non-Same Store properties increased by $2.1 million, including a $2.5 million increase at Monroe Marketplace, a development project that was placed into service during the fourth quarter of 2008 and sold in 2010. See the “Results of Operations – Discontinued Operations” discussion below for further information.

Interest and Other Income

Interest and other income increased by $2.2 million, or 74%, in 2010 as compared to 2009 due to income recognized from a transaction involving historic tax credits and interest earned from a tenant note receivable. The tenant note receivable was repaid in full in 2010.

Interest and other income decreased by $1.5 million, or 33%, in 2009 as compared to 2008 due to lower interest rates on excess cash investments and non-recurring development fees and leasing commissions earned by us in 2008 that did not recur in 2009.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 4%, in 2010 as compared to 2009. The increase is primarily due to a $1.0 million increase in compensation costs, which was driven by an increase in incentive compensation in connection with our performance.

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

Impairment of Assets and Project Costs

For the year ended December 31, 2010, 2009 and 2008, we recorded expenses of $1.1 million, $0.8 million and $1.3 million, respectively, relating to project costs that did not meet or no longer met our criteria for capitalization.

For the year ended December 31, 2009, we recorded asset impairments totaling $74.3 million, consisting of $62.7 million related to the investment in real estate at Orlando Fashion Square, $11.5 million related to the Springhills development and $0.1 million related to the sale of an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania.

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando trade area combined with negative trends in the retail sector. The occupancy declines resulted from store closings of bankrupt and underperforming tenants. NOI at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, in connection with the preparation of our 2010 business plan and budgets, management determined that its estimate of future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property. As a result, we determined that the property was impaired and a write down of $62.7 million to the property’s estimated fair value of $40.2 million was necessary.

Springhills is a mixed use development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with our 2010 business planning process, which included a strategic review of our future development projects, management determined that the development plans for Springhills were uncertain. Consequently, we recorded an impairment loss of $11.5 million, to write down the carrying amount of the project to the estimated fair value of $22.0 million.

During the year ended December 31, 2008, we recorded asset impairments totaling $27.6 million, consisting of $11.8 million related to the White Clay Point development project, $7.0 million related to the Sunrise Plaza power center project, $4.6 million related to goodwill, $3.0 million related to our investment in and receivables from Valley View Downs, $0.9 million related to a proposed commercial project in West Chester, Pennsylvania and $0.2 million related to an undeveloped parcel adjacent to Viewmont Mall classified as land held for development.

Interest Expense

Interest expense increased by $11.5 million, or 9%, in 2010 as compared to 2009. This increase was primarily due to higher applicable stated interest rates and decreased capitalized interest after assets were placed in service. Our weighted average borrowing rate was 6.20% in 2010 compared to 5.35% in 2009. Assets with a cost basis of $102.9 million were placed in service in 2010. Interest on these assets was capitalized during construction periods for our development and redevelopment projects, and was expensed during periods after the improvements were placed in service. We also incurred $3.7 million of accelerated amortization of deferred financing costs associated with the repayment of a portion of the 2010 Term Loan and Revolving Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers in September 2010. The effect of higher stated interest rates was partially offset by a lower aggregate debt balance (an average of $2,353.3 million in 2010 compared to $2,565.0 million in 2009).

Interest expense increased by $17.0 million, or 15%, in 2009 as compared to 2008. This increase was primarily due to assets that were placed service with an aggregate cost basis of $286.7 million in 2009. This increase also resulted in part from a higher aggregate debt balance in 2009 (an average of $2,565.0 million in 2009 compared to $2,387.8 million in 2008), which was partially offset by a lower weighted average interest rate (5.35% in 2009 compared to 5.58% in 2008). Interest in 2008 was reduced by $2.0 million as a result of a gain from hedging activities.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.1 million, or 0%, in 2010 as compared to 2009 primarily due to:

•	A decrease of $7.6 million due to lease intangibles and tenant improvements at 28 properties purchased during 2003 that became fully amortized in 2010; and

•

An increase of $7.5 million primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we completed redevelopments that were placed in service.

Depreciation and amortization expense increased by $14.9 million, or 10%, in 2009 as compared to 2008 primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we completed redevelopments and that were placed in service.

Discontinued Operations

We have presented as discontinued operations the operating results of the five power centers that were sold in 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza; and two properties that were sold in 2009: Crest Plaza and a controlling interest in Northeast Tower Center.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

	For the year ended December 31,
(in thousands of dollars)	2010	2009	2008
Operating results of:
Monroe Marketplace	$755	$1,217	$40
Sunrise Plaza	573	627	311
Pitney Road Plaza	377	192	—
Creekview Center	(71)	(431)	101
New River Valley Center	(77)	465	1,234
Northeast Tower Center	—	1,820	1,965
Crest Plaza	—	383	584

Operating results from discontinued operations	1,557	4,273	4,235
Gains on sales of discontinued operations	19,094	9,503	—

Income from discontinued operations	$20,651	$13,776	$4,235

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $19.1 million in 2010 due to the gain on the sale of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Gains on sales of discontinued operations were $9.5 million in 2009 due to the gain on the sale of a controlling interest in Northeast Tower Center of $6.1 million and a gain on the sale of Crest Plaza of $3.4 million.

There were no gains on sales of discontinued operations in 2008.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used in the real estate industry, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

We use FFO and FFO per diluted share and OP Unit in measuring our performance against our peers and as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

FFO does not include gains and losses on sales of operating real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to FFO.

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2010, 2009 and 2008 to show separately the effects of impairment of assets, gain on extinguishment of debt and accelerated amortization of deferred financing costs, which are items that had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

	For the year ended December 31,
(in thousands of dollars, except per share amounts)	2010	% Change 2009 to 2010	2009	% Change 2008 to 2009	2008
Funds from operations	$99,214	36%	$73,087	(48%)	$141,012
Accelerated amortization of deferred financing costs	3,652		—		—
Impairment of assets	—		74,254		27,592
Gain on extinguishment of debt	—		(27,047)		(27,074)

Funds from operations, as adjusted	$102,866	(14%)	$120,294	(15%)	$141,530

Funds from operations per diluted share and OP Unit	$1.86	10%	$1.69	(51%)	$3.43
Accelerated amortization of deferred financing costs	0.07		—		—
Impairment of assets	—		1.72		0.67
Gain on extinguishment of debt	—		(0.63)		(0.66)

Funds from operations per diluted share and OP Unit as adjusted	$1.93	(31%)	$2.78	(19%)	$3.45

Weighted average number of shares outstanding	50,642		40,953		38,807
Weighted average effect of full conversion of OP Units	2,329		2,268		2,236
Effect of common share equivalents	502		12		14

Total weighted average shares outstanding, including OP Units	53,473		43,233		41,057

FFO was $99.2 million for the year ended December 31, 2010, an increase of $26.1 million, or 36%, compared to $73.1 million for 2009. This increase primarily was due to impairment charges in 2009 that did not recur in 2010. FFO per share increased $0.17 per share to $1.86 per share for the year ended December 31, 2010, compared to $1.69 per share for the year ended December 31, 2009. The weighted average shares outstanding used to determine FFO per share reflects our issuance of 10,350,000 common shares in a public offering in May 2010.

FFO was $73.1 million for the year ended December 31, 2009, a decrease of $67.9 million, or 48%, compared to $141.0 million for 2008. FFO decreased because of impairment losses, higher property operating expenses and higher interest expense, partially offset by a gain on extinguishment of debt.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO and Funds From Operations as adjusted are helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring items that are considered extraordinary under GAAP, gains on sales of operating real estate and depreciation and amortization of real estate. FFO is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	For the Year ended December 31, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$450,365	$38,092	$9,497	$497,954
Operating expenses	(195,273)	(11,767)	(2,107)	(209,147)

Net operating income	255,092	26,325	7,390	288,807
General and administrative expenses	(38,973)	—	—	(38,973)
Impairment of assets and project costs	(1,057)	—	—	(1,057)
Interest and other income	5,276	—	—	5,276
Income taxes and other expenses	(80)	—	—	(80)
Interest expense, net	(142,730)	(8,619)	(1,926)	(153,275)
Depreciation on non real estate assets	(1,484)	—	—	(1,484)

Funds from operations	76,044	17,706	5,464	99,214
Depreciation on real estate assets	(160,108)	(8,656)	(3,907)	(172,671)
Equity in income of partnerships	9,050	(9,050)	—	—
Operating results from discontinued operations	1,557	—	(1,557)	—
Gain on sale of discontinued operations	19,094	—	—	19,094

Net loss	$(54,363)	$—	$—	$(54,363)

	For the Year ended December 31, 2009
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$448,271	$37,296	$16,447	$502,014
Operating expenses	(190,968)	(11,789)	(3,791)	(206,548)

Net operating income	257,303	25,507	12,656	295,466
General and administrative expenses	(37,558)	—	—	(37,558)
Impairment of assets and project costs	(75,012)	—	—	(75,012)
Interest and other income	3,035	—	—	3,035
Income taxes and other expenses	(169)	—	—	(169)
Interest expense, net	(131,236)	(7,261)	(2,328)	(140,825)
Gain on extinguishment of debt	27,047	—	—	27,047
Gains on sales of non operating real estate	3,388	—	—	3,388
Depreciation on non real estate assets	(2,285)	—	—	(2,285)

Funds from operations	44,513	18,246	10,328	73,087
Gains on sales of real estate	923	—	—	923
Depreciation on real estate assets	(159,405)	(8,144)	(6,055)	(173,604)
Equity in income of partnerships	10,102	(10,102)	—	—
Operating results from discontinued operations	4,273	—	(4,273)	—
Gains on sales of discontinued operations	9,503	—	—	9,503

Net loss	$(90,091)	$—	$—	$(90,091)

	For the Year ended December 31, 2008
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$456,536	$37,370	$13,045	$506,951
Operating expenses	(185,327)	(11,682)	(2,625)	(199,634)

Net operating income	271,209	25,688	10,420	307,317
General and administrative expenses	(40,324)	—	—	(40,324)
Impairment of assets and abandoned project costs	(28,889)	—	—	(28,889)
Interest and other income	4,499	—	—	4,499
Income taxes and other expenses	(237)	—	—	(237)
Interest expense, net	(114,228)	(10,274)	(1,321)	(125,823)
Gain on extinguishment of debt	27,074	—	—	27,074
Depreciation on non real estate assets	(2,605)	—	—	(2,605)

Funds from operations	116,499	15,414	9,099	141,012
Depreciation on real estate assets	(144,142)	(8,361)	(4,864)	(157,367)
Equity in income of partnerships	7,053	(7,053)	—	—
Operating results from discontinued operations	4,235	—	(4,235)	—

Net loss	$(16,355)	$—	$—	$(16,355)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2010 were $32.9 million, based on distributions of $0.60 per share and OP Unit. For the first quarter of 2011, we have announced a distribution of $0.15 per share. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and

•	increases in interest rates resulting in higher borrowing costs.

We expect to meet certain of our remaining obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

The conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from debt incurred to fund our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. We intend to consider all of our available options for accessing the capital markets, given our position and constraints.

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

In March 2009, the SEC declared effective our $1.0 billion universal shelf registration statement. In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.6 million. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility. Currently, we may use the remaining availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

2010 Credit Facility Amended, Restated and Consolidated Senior Secured Credit Agreement

On March 11, 2010, PREIT Associates and PRI (collectively, the “Borrower”), together with PR Gallery I Limited Partnership (“GLP”) and Keystone Philadelphia Properties, L.P. (“KPP”), two of our other subsidiaries, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of (a) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to the Borrower and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and (b) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto.

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

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.7 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will expire in March 2012.

The obligations under Term Loan A are secured by first priority mortgages on 18 of our properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the two properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.6 million. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility. This repayment satisfied certain pay down requirements under the terms of the 2010 Credit Facility, and no mandatory pay down provisions remain in effect, although we may be required to apply a portion of the proceeds of any asset sales, joint ventures, new debt financings and equity sales to pay down the 2010 Term Loan and/or any borrowings under the Revolving Facility in accordance with the terms of the 2010 Credit Facility.

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

As of December 31, 2010, there were no amounts outstanding under the Revolving Facility. We pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $148.5 million at December 31, 2010. The weighted average interest rate based on amounts borrowed under the Revolving Facility, excluding the effect of deferred financing fee amortization, from March 11, 2010 to December 31, 2010 was 5.16%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of December 31, 2010 was LIBOR plus 4.90%. Deferred financing fee amortization associated with the Revolving Facility was $0.9 million in 2010.

As of December 31, 2010, $347.2 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan from March 11, 2010 to December 31, 2010 was 6.37%. The weighted average interest rate includes the effect of deferred financing fee amortization but excludes the effect of accelerated amortization of deferred financing fees of $3.5 million that resulted from permanent pay downs of the 2010 Term Loan during 2010.

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times. As of December 31, 2010, we were in compliance with all of these covenants.

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

Exchangeable Notes

Our 4.00% Senior Exchangeable Notes due 2012 (“Exchangeable Notes”) had a balance of $136.9 million as of both December 31, 2010 and December 31, 2009 (excluding debt discount of $2.8 million and $4.7 million, respectively). Interest expense related to the Exchangeable Notes was $5.5 million, $8.6 million and $11.5 million (excluding non-cash amortization of debt discount of $1.9 million, $2.8 million and $3.5 million and the non-cash amortization of deferred financing fees of $0.7 million, $1.0 million and $1.3 million) for the years ended December 31, 2010, 2009 and 2008, respectively. The Exchangeable Notes bear interest at a contractual rate of 4.00% per annum. The Exchangeable Notes had an effective interest rate of 5.84% for the year ended December 31, 2010, including the effect of the debt discount amortization and deferred financing fee amortization.

In 2009 and 2008, we repurchased $104.6 million and $46.0 million, respectively, in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009, and for $15.9 million in cash in 2008. We terminated an equivalent notional amount of the related capped calls in 2009 and 2008. We did not repurchase any Exchangeable Notes in 2010.

We recorded gains on extinguishment of debt of $27.0 million and $27.1 million in 2009 and 2008, respectively. In connection with the repurchases, we retired an aggregate of $5.4 million and $3.0 million in 2009 and 2008, respectively, of deferred financing costs and debt discount.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2008 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity

2010 Activity:
January	New River Valley Mall (1) (2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	NA	June 2014
July	Valley View Mall(4)	32.0	5.95% fixed	NA	June 2020

2009 Activity:
March	New River Valley Center(5)	16.3	LIBOR plus 3.25%	5.75%	March 2012
June	Pitney Road Plaza(5)	6.4	LIBOR plus 2.50%	NA	June 2010
June	Lycoming Mall(3)	33.0	6.84% fixed	NA	June 2014
September	Northeast Tower Center(6)	20.0	LIBOR plus 2.75%	NA	September 2011

2008 Activity:
January	Cherry Hill Mall(7)(8)	55.0	5.51% fixed	NA	October 2012
February	One Cherry Hill Plaza(1)(9)	8.0	LIBOR plus 1.30%	NA	August 2011
May	Creekview Center(5)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(1)(10)	45.0	LIBOR plus 1.85%	5.87%	June 2011
July	Paxton Towne Centre(1)(10)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(11)	97.0	6.34% fixed	NA	October 2015
September	Jacksonville Mall(1)(12)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(1)(12)(13)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(1)(12)(14)	65.0	LIBOR plus 2.25%	5.85%	September 2013
November	Francis Scott Key Mall(1)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(1)	48.0	LIBOR plus 2.35%	5.25%	December 2013
December	Exton Square Mall(15)	70.0	7.50% fixed	NA	January 2014

(1)	Interest only.
(2)

The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.

(3)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment in June 2014.

(4)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid a $33.8 million mortgage loan on Valley View Mall using proceeds from the new mortgage and available working capital.

(5)	In September 2010, we repaid this mortgage loan in connection with the sale of five power centers.
(6)	In October 2009, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.
(7)	Supplemental financing with a maturity date that coincides with the existing first mortgage loan.
(8)	First 24 payments are interest only followed by payments of principal and interest based on a 360-month amortization schedule.
(9)

In February 2008, we entered into this mortgage loan as a result of the acquisition of Bala Cynwyd Associates, L.P. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, we made a principal payment of $2.4 million and exercised the first extension option. In July 2010, we made a principal payment of $0.7 million and exercised the second extension option.

(10)

The mortgage loan has a term of three years and two one-year extension options. We expect to exercise the extension option in 2011; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

(11)	Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment in October 2015.
(12)	The mortgage loan has a term of five years and two one-year extension options.
(13)

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

(15)	Payments based on a 30 year amortization schedule, with balloon payment in January 2014.

Other 2009 Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from the 2003 Credit Facility and the 2008 Term Loan.

Other 2008 Activity

In July 2008, we repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia using funds from the 2003 Credit Facility and available working capital.

In December 2008, we repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage on the property, the 2003 Credit Facility, the 2008 Term Loan and available working capital.

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2008:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity

2010 Activity:
April	Springfield Park/Springfield East(1)	$10.0	LIBOR plus 2.80%	5.39%	March 2015
May	Red Rose Commons(2)	0.3	LIBOR plus 4.00%	NA	October 2011
June	Lehigh Valley Mall(3)	140.0	5.88% fixed	NA	July 2020
November	Springfield Mall(4)	67.0	LIBOR plus 3.10%	4.77%	November 2015

2009 Activity:
October	Red Rose Commons(2)	23.9	LIBOR plus 4.00%	NA	October 2011

2008 Activity:
October	Whitehall Mall(5)	12.4	7.00% fixed	NA	November 2018

(1)

The mortgage loan has a term of five years, with one five year extension option. The unconsolidated entities that own Springfield Park and Springfield East entered into the mortgage loan. Our interest in these unconsolidated entities is 50%.

(2)

Interest only in its initial term. The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. In May 2010, the unconsolidated partnership took an additional draw of $0.3 million. The stated interest rate on the mortgage loan is LIBOR plus 4.00%, with a floor of 6.00%. The rate in effect for 2010 was 6.00%.

(3)

The unconsolidated partnership that owns Lehigh Valley Mall entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. In connection with this new mortgage loan financing, the unconsolidated partnership repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(4)

The unconsolidated entity that owns Springfield Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $72.3 million mortgage loan using proceeds from the new mortgage loan, available working capital and owner contributions. Our share of the owner contributions was $2.9 million.

(5)	The unconsolidated entity that owns Whitehall Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped or capped to fixed rates, one mortgage loan bears interest at a variable rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to fixed interest rates, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at December 31, 2010. The variable rate mortgage loans had a weighted average interest rate of 2.81% (excluding the spread on the related debt) at December 31, 2010. The weighted average interest rate of all consolidated mortgage loans was 5.80% at December 31, 2010. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of December 31, 2010.

	Payments by Period
(in thousands of dollars)	Total	2011	2012	2013	2014-2015	Thereafter
Principal payments	$81,831	$20,746	$19,193	$13,889	$23,516	$4,487
Balloon payments(1)	1,660,848	103,918	359,638	430,773	369,879	396,640

Total	$1,742,679	$124,664	$378,831	$444,662	$393,395	$401,127

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2011, $99.0 million may be extended under extension options in the respective loan agreements; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

Contractual Obligations

The following table presents our aggregate contractual obligations as of December 31, 2010 for the periods presented.

(in thousands of dollars)	Total	2011	2012	2013	2014-2015	Thereafter
Mortgage loans	$1,742,679	$124,664	$378,831	$444,662	$393,395	$401,127
Interest on mortgage loans	355,601	98,915	84,553	75,323	81,798	15,012
Exchangeable Notes	136,900	—	136,900	—	—	—
Interest on Exchangeable Notes	7,758	5,476	2,282	—	—	—
2010 Term Loan(1)	347,200	—	—	347,200	—	—
Interest on 2010 Term Loan	52,391	21,911	24,266	6,214	—	—
Operating leases	7,491	2,270	2,049	1,784	1,388	—
Ground leases	50,962	940	800	663	1,368	47,191
Development and redevelopment commitments(2)	6,591	6,591	—	—	—	—

Total	$2,707,573	$260,767	$629,681	$875,846	$477,949	$463,330

(1)

The 2010 Term Loan has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage. We have entered into interest rate swap agreements to fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.7 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.5%. This LIBOR cap will expire in March 2012.

(2)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

Interest Rate Derivative Agreements

As of December 31, 2010, we had entered into 11 interest rate swap agreements and one cap agreement that have a weighted average interest rate of 2.41% (excluding the spread on the related debt) on a notional amount of $732.6 million maturing on various dates through November 2013. Additionally, as of December 31, 2010, we had entered into two forward starting interest rate swap agreements that have a weighted average interest rate of 2.37% (excluding the spread on the related debt) on a notional amount of $200.0 million maturing on various dates through March 2013. Five interest rate swap agreements that were outstanding as of December 31, 2009 were settled in the year ended December 31, 2010.

We entered into these interest rate swap agreements and cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable rate long-term debt. We assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on a quarterly basis. On December 31, 2010, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of December 31, 2010, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $27.2 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

CASH FLOWS

Net cash provided by operating activities totaled $116.8 million for the year ended December 31, 2010 compared to $136.1 million and $125.0 million for the years ended December 31, 2009 and 2008, respectively. The decrease in cash from operating activities in the year ended December 31, 2010 is partially attributable to the sale of two operating properties in 2009, the sale of five operating properties in 2010, and a $6.6 million increase in cash paid for interest expense.

Cash flows provided by investing activities were $81.0 million for the year ended December 31, 2010 compared to cash flows used for investing activities of $103.4 million and $353.2 million for the years ended December 31, 2009 and 2008, respectively. Investing activities for 2010 reflect cash proceeds from the sale of five power centers of $134.7 million, investment in construction in progress of $23.4 million and real estate improvements of $32.2 million, primarily relating to our development and redevelopment activities and ongoing maintenance of our properties. Investing activities also reflect capital contributions of $9.1 million paid relating to construction activities and two mortgage loan repayments at our unconsolidated properties. Cash flows provided by investing activities also reflect the receipt of $10.0 million from the repayment of the note receivable from Boscov’s, Inc. Cash flows from investing activities for the year ended December 31, 2009 reflects investment in construction in progress of $128.4 million, real estate improvements of $39.1 million and the proceeds from the sales of the controlling interest in Northeast Tower Center and of Crest Plaza.

Cash flows used in financing activities were $229.7 million for the year ended December 31, 2010 compared to cash flows provided by financing activities of $31.7 million and $210.1 million for the years ended December 31, 2009 and 2008, respectively. In March 2010, we replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $17.4 million in deferred financing costs in the year ended December 31, 2010, primarily relating to the 2010 Credit Facility. In May 2010, we raised $160.6 million in an equity offering. These proceeds, plus available working capital, were used for a $106.5 million pay down of the 2010 Term Loan and a $54.2 million repayment of the Revolving Facility. We used the proceeds from the sale of five power center properties in September 2010 to further pay down the 2010 Term Loan and Revolving Facility by an additional $66.3 million (including $57.4 million that was paid for the release of two properties that secured a portion of our 2010 Credit Facility) and $10.0 million, respectively, and to repay $39.7 million of mortgage loans secured by three of the properties sold. We also received $62.0 million in proceeds from new mortgage loans and an additional $2.5 million draw from the existing mortgage loan on Lycoming Mall. We repaid the mortgage loan secured by Valley View Mall, which had a principal balance of $33.8 million. Cash flows from financing activities for the year ended December 31, 2010 were also affected by dividends and distributions of $32.9 million and principal installments on mortgage loans of $20.7 million.

COMMITMENTS

In connection with our redevelopment projects and capital improvements at certain other properties, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $6.6 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $33.8 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources—Capital Resources.”

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2010, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•

constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility, as well as mandatory capital application provisions and limits on our ability to pay distributions on our common shares;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms, or at all;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties, or through other actions;

•	our short- and long-term liquidity position;

•	the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•

current economic conditions and their effect on employment, consumer confidence and spending; tenant business performance, prospects, solvency and leasing decisions; and the value and potential impairment of our properties;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, including at our recently redeveloped properties;

•	risks relating to development and redevelopment activities;

•	changes in the retail industry, including consolidation and store closings;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2010, our consolidated debt portfolio consisted primarily of $347.2 million borrowed under our 2010 Term Loan, which bore interest at a weighed average interest rate of 5.67%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $2.8 million, and $1,744.2 million in fixed and variable rate mortgage loans, including $1.6 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped to fixed rates, one mortgage loan bears interest at a variable rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at December 31, 2010. The variable rate mortgage loans had a weighted average interest rate of 2.81% (excluding the spread on the related debt) at December 31, 2010. The weighted average interest rate of all consolidated mortgage loans was 5.80% at December 31, 2010. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2011	$119,746		5.84%	$4,918		1.56	%(1)
2012	$515,731	(2)	5.45%	—		—
2013	$741,612	(3)	5.56%	$50,250	(4)	5.21	%(1)
2014	$111,436		6.57%	—		—
2015	$281,959		5.81%	—		—
2016 and thereafter	$401,127		5.65%	—		—

(1)	Based on the weighted average interest rate in effect as of December 31, 2010.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes $300.0 million of the 2010 Term Loan. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Excludes the spread on the related debt.

(4)

Includes $47.2 million of the 2010 Term Loan, $31.5 million of which has not been swapped to a fixed interest rate and $15.7 million of which is subject to a LIBOR cap with a strike rate of 2.50%. The LIBOR cap expires in March 2012.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2010 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $73.2 million at December 31, 2010. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $74.2 million at December 31, 2010. Based on the variable rate debt included in our debt portfolio as of December 31, 2010, a 100 basis point increase in interest rates would have resulted in an additional $0.4 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.4 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 of the notes to our consolidated financial statements.

We have an aggregate $732.6 million in notional amount of swap agreements settling on various dates through November 2013. We also have an aggregate of $200.0 million in notional amount of forward starting interest rate swap agreements maturing on various dates through March 2013.

Because the information presented above includes only those exposures that existed as of December 31, 2010, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income and cash flows for the years ended December 31, 2010, 2009 and

2008, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2010 and 2009, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” included before the financial statements contained in this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P., filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

3.1	Amended and Restated Trust Agreement dated December 18, 2008, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on December 23, 2008, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, PREIT, as guarantor and US Bank National Association, as Trustee, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

4.7	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.1	Registration Rights Agreement dated May 8, 2007 among PREIT, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.2	Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, INC., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.3	Amended and Restated Guaranty dated as of March 11, 2010 in favor of Wells Fargo Bank, National Association, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.4	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc. filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.5	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A. filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

Exhibit No.	Description

10.6	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.7

Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as

Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.8	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.9	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.10	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.11	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.12	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.13	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.14	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.15	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.16	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.17	Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 14, 2010, is incorporated herein by reference.

10.18	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.19	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.20	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

Exhibit No.	Description

10.21	Amendment No.1, dated October 1, 2007, to Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC and PR Valley View Downs, L.P., filed as Exhibit to 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.22	Amendment Agreement dated September 10, 2008 by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, PR Valley View Downs, L.P. and PREIT-RUBIN, Inc., filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2008, is incorporated herein by reference.

+10.23	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Jeffrey Linn, filed as Exhibit 10.57 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.24	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 1, 2009, between PREIT and Jeffrey Linn, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed May 11, 2009, is incorporated herein by reference.

+10.25	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Edward Glickman, filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.26	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.27	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Ronald Rubin, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.28	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.29	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Joseph F. Coradino, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.30	Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.31	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.32	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Douglas S. Grayson, filed as Exhibit 10.64 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.33	Amended and Restated Employment Agreement, effective as of December 30, 2008, between PREIT Services and Timothy R. Rubin, filed as Exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.34	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of January 1, 2009, filed as Exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.35	Jeffrey A. Linn, Participation Agreement, dated December 30, 2008, filed as Exhibit 10.67 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

Exhibit No.	Description

+10.36	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, between PREIT and Edward A. Glickman filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.37	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Douglas S. Grayson, filed as Exhibit 10.69 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.38	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and George F. Rubin, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.39	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Joseph F. Coradino, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.40	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.41	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman, filed as Exhibit 10.73 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.42	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Ronald Rubin filed as Exhibit 10.6 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.43

Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT Services and Timothy R. Rubin, filed as Exhibit 10.75 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

10.44	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.45	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.46	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.47	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.48	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.49	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.50	Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees, filed as Exhibit 10.58 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010 is incorporated herein by reference.

Exhibit No.	Description

+10.51	Amendment No. 2 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan For Non-Employee Trustees, filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.52	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.53	PREIT’s Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.54	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.55	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.56	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.57	2010-2012 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2010, is incorporated herein by reference.

+10.58	Form of Annual Incentive Compensation Opportunity Award for the Chairman and Chief Executive Officer, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.59	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.60	Form of Annual Incentive Compensation Opportunity Award for the Other Members of the Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.61	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.62	Form of Performance Incentive Unit Award Agreement under PREIT’s 2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.63	Form of 2010-2012 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q, filed on April 29, 2010, is incorporated herein by reference.

+10.64	2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

10.65	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.66	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.67	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

Exhibit No.	Description

10.68	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.69	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates; filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.70

Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.71	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated by reference herein.

10.72	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 1, 2011	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	March 1, 2011
Ronald Rubin	(principal executive officer)

/s/ George F. Rubin	Vice Chairman and Trustee	March 1, 2011
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	March 1, 2011
Edward A. Glickman

/s/ Joseph F. Coradino	Executive Vice President and Trustee	March 1, 2011
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	March 1, 2011
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer	March 1, 2011
Jonathen Bell	(principal accounting officer)

/s/ Dorrit J. Bern	Trustee	March 1, 2011
Dorrit J. Bern

/s/ Stephen B. Cohen	Trustee	March 1, 2011
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	March 1, 2011
M. Walter D’Alessio

/s/ Rosemarie B. Greco	Trustee	March 1, 2011
Rosemarie B. Greco

/s/ Leonard I. Korman	Trustee	March 1, 2011
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	March 1, 2011
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 1, 2011
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 1, 2011
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 1, 2011
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG has issued a report on the effectiveness of internal control over financial reporting that is included on page F-3 in this report.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 1, 2011

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)	December 31, 2010	December 31, 2009
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,448,900	$3,459,745
Construction in progress	121,547	215,231
Land held for development	17,021	9,337

Total investments in real estate	3,587,468	3,684,313
Accumulated depreciation	(729,086)	(623,309)

Net investments in real estate	2,858,382	3,061,004

INVESTMENTS IN PARTNERSHIPS, at equity	30,959	32,694
OTHER ASSETS:
Cash and cash equivalents	42,327	74,243
Tenant and other receivables (net of allowance for doubtful accounts of $22,083 and $19,981 at December 31, 2010 and 2009, respectively)	40,732	55,303
Intangible assets (net of accumulated amortization of $52,904 and $198,984 at December 31, 2010 and 2009, respectively)	15,787	38,978
Deferred costs and other assets	91,930	84,358

Total assets	$3,080,117	$3,346,580

LIABILITIES:
Mortgage loans payable (including debt premium of $1,569 and $2,744 at December 31, 2010 and 2009, respectively)	$1,744,248	$1,777,121
Exchangeable Notes (net of debt discount of $2,809 and $4,664 at December 31, 2010 and 2009, respectively)	134,091	132,236
Term loans	347,200	170,000
Revolving facilities	—	486,000
Tenants’ deposits and deferred rent	16,583	13,170
Distributions in excess of partnership investments	44,614	48,771
Accrued construction costs	6,158	11,778
Fair value of derivative instruments	27,233	14,610
Accrued expenses and other liabilities	55,460	58,090

Total liabilities	2,375,587	2,711,776

COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,436,003 shares at December 31, 2010 and 44,615,647 shares at December 31, 2009	55,436	44,616
Capital contributed in excess of par	1,040,023	881,735
Accumulated other comprehensive loss	(39,993)	(30,016)
Distributions in excess of net income	(401,193)	(317,682)

Total equity – Pennsylvania Real Estate Investment Trust	654,273	578,653
Noncontrolling interest	50,257	56,151

Total equity	704,530	634,804

Total liabilities and equity	$3,080,117	$3,346,580

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands of dollars)	2010	2009	2008
REVENUE:
Real estate revenue:

Base rent	$293,640	$288,542	$289,672
Expense reimbursements	131,877	135,627	137,310
Percentage rent	5,585	5,357	7,157
Lease termination revenue	3,028	2,154	4,114
Other real estate revenue	16,235	16,591	18,283

Total real estate revenue	450,365	448,271	456,536
Interest and other income	5,276	3,035	4,499

Total revenue	455,641	451,306	461,035

EXPENSES:
Operating expenses:
CAM and real estate taxes	(142,767)	(139,274)	(132,933)
Utilities	(26,030)	(24,066)	(24,794)
Other	(26,476)	(27,628)	(27,600)

Total operating expenses	(195,273)	(190,968)	(185,327)
Depreciation and amortization	(161,592)	(161,690)	(146,747)
Other expenses:
General and administrative expenses	(38,973)	(37,558)	(40,324)
Impairment of assets and project costs	(1,057)	(75,012)	(28,889)
Income taxes and other expenses	(80)	(169)	(237)

Total other expenses	(40,110)	(112,739)	(69,450)
Interest expense, net	(142,730)	(131,236)	(114,228)
Gain on extinguishment of debt	—	27,047	27,074

Total expenses	(539,705)	(569,586)	(488,678)
Loss before equity in income of partnerships, gains on sales of real estate, and discontinued operations	(84,064)	(118,280)	(27,643)
Equity in income of partnerships	9,050	10,102	7,053
Gains on sales of real estate	—	4,311	—

Loss from continuing operations	(75,014)	(103,867)	(20,590)
Discontinued operations:
Operating results from discontinued operations	1,557	4,273	4,235
Gains on sales of discontinued operations	19,094	9,503	—

Income from discontinued operations	20,651	13,776	4,235

Net loss	(54,363)	(90,091)	(16,355)
Less: net loss attributed to noncontrolling interest	2,436	4,353	589

Net loss attributable to Pennsylvania Real Estate Investment Trust	$(51,927)	$(85,738)	$(15,766)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2010	2009	2008
Loss from continuing operations	$(75,014)	$(103,867)	$(20,590)
Noncontrolling interest in continuing operations	3,224	5,080	820
Dividends on restricted shares	(615)	(797)	(1,222)

Loss from continuing operations used to calculate earnings per share – basic and diluted	$(72,405)	$(99,584)	$(20,992)

Income from discontinued operations	$20,651	$13,776	$4,235
Noncontrolling interest in discontinued operations	(788)	(727)	(231)

Income from discontinued operations used to calculate earnings per share – basic and diluted	$19,863	$13,049	$4,004

Basic (loss) earnings per share:
Loss from continuing operations	$(1.43)	$(2.43)	$(0.54)
Income from discontinued operations	0.39	0.32	0.11

	$(1.04)	$(2.11)	$(0.43)

Diluted (loss) earnings per share:
Loss from continuing operations	$(1.43)	$(2.43)	$(0.54)
Income from discontinued operations	0.39	0.32	0.11

	$(1.04)	$(2.11)	$(0.43)

(in thousands of shares)
Weighted average shares outstanding – basic	50,642	40,953	38,807
Effect of dilutive common share equivalents(1)	—	—	—

Weighted average shares outstanding – diluted	50,642	40,953	38,807

(1)

For the years ended December 31, 2010, 2009 and 2008, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 502, 12 and 14 for the years ended December 31, 2010, 2009 and 2008, respectively, is excluded from the calculation of diluted loss per share.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the years ended

December 31, 2010, 2009 and 2008

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income (Loss)	Non- controlling Interest
Balance January 1, 2008	$829,984		$39,134	$838,221	$(6,968)	$(95,569)	$55,166
Comprehensive income (loss):
Net loss	(16,355)	$(16,355)	—	—	—	(15,766)	(589)
Unrealized loss on derivatives	(38,415)	(38,415)	—	—	(38,415)	—	—
Other comprehensive income	42	42	—	—	42	—	—

Total comprehensive loss	(54,728)	$(54,728)					(589)

Shares issued upon redemption of Operating Partnership Units	—		42	973	—	—	(1,015)
Shares issued upon exercise of options	610		26	584	—	—	—
Shares issued under distribution reinvestment and share purchase plan	1,329		70	1,259	—	—	—
Shares issued under employee share purchase plans	729		45	684	—	—	—
Shares issued under equity incentive plans, net of retirements	(28)		176	(204)	—	—	—
Repurchase of common shares	(624)		(24)	(600)	—	—	—
Adjustment for outperformance plan	2,911		—	2,911	—	—	—
Amortization of deferred compensation	9,453		—	9,453	—	—	—
Distributions paid to common shareholders ($2.28 per share)	(89,745)		—	—	—	(89,745)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($2.28 per unit)	(4,957)		—	—	—	—	(4,957)
Contributions from noncontrolling interest, net	3,329		—	—	—	—	3,329

Balance December 31, 2008	$698,263		$39,469	$853,281	$(45,341)	$(201,080)	$51,934

Comprehensive income (loss):
Net loss	(90,091)	$(90,091)	—	—	—	(85,738)	(4,353)
Unrealized gain on derivatives	14,558	14,558	—	—	13,836	—	722
Other comprehensive income	1,567	1,567	—	—	1,489	—	78

Total comprehensive loss	(73,966)	$(73,966)					(3,553)

Shares issued upon redemption of Operating Partnership Units	—		13	276	—	—	(289)
Shares issued under distribution reinvestment and share purchase plan	260		45	215	—	—	—
Shares issued under employee share purchase plans	502		102	400	—	—	—
Shares issued under equity incentive plans, net of retirements	(207)		687	(894)	—	—	—
Shares issued for repurchase of Exchangeable Notes	24,988		4,300	20,688	—	—	—
Amortization of deferred compensation	7,769		—	7,769	—	—	—
Distributions paid to common shareholders ($0.74 per share)	(30,864)		—	—	—	(30,864)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.74 per unit)	(1,610)		—	—	—	—	(1,610)
Contributions from noncontrolling interest, net	9,669		—	—	—	—	9,669

Balance December 31, 2009	$634,804		$44,616	$881,735	$(30,016)	$(317,682)	$56,151

Comprehensive income (loss):
Net loss	(54,363)	$(54,363)	—	—	—	(51,927)	(2,436)
Unrealized loss on derivatives	(12,343)	(12,343)	—	—	(11,850)	—	(493)
Other comprehensive income	1,951	1,951	—	—	1,873	—	78

Total comprehensive loss	(64,755)	$(64,755)					(2,851)

Shares issued under 2010 public offering, net of expenses	160,589		10,350	150,239	—	—	—
Shares issued under distribution reinvestment and share purchase plan	900		68	832	—	—	—
Shares issued under employee share purchase plans	597		46	551	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,008)		356	(1,364)	—	—	—
Amortization of deferred compensation	8,030		—	8,030	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(31,584)		—	—	—	(31,584)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.60 per unit)	(1,365)		—	—	—	—	(1,365)
Amortization of historic tax credit	(1,697)		—	—	—	—	(1,697)
Contributions from noncontrolling interest, net	19		—	—	—	—	19

Balance December 31, 2010	$704,530		$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	2010	2009	2008
Cash flows from operating activities:

Net loss	$(54,363)	$(90,091)	$(16,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	137,210	134,301	117,988
Amortization	39,116	40,672	28,915
Straight-line rent adjustments	(1,466)	(1,308)	(2,338)
Provision for doubtful accounts	5,337	6,567	4,666
Amortization of deferred compensation	8,030	7,769	8,634
Amortization of Outperformance Program	—	—	819
Gain on sales of real estate and discontinued operations	(19,094)	(13,814)	—
Amortization of historic tax credits	(1,697)	—	—
Net gain on forward starting swap activities	—	—	(2,002)
Impairment of assets and project costs	1,056	75,012	28,889
Gain on extinguishment of debt	—	(27,047)	(27,074)
Change in assets and liabilities:
Net change in other assets	(153)	(1,914)	(9,393)
Net change in other liabilities	2,815	6,001	(7,786)

Net cash provided by operating activities	116,791	136,148	124,963

Cash flows from investing activities:
Additions to construction in progress	(23,448)	(128,364)	(307,411)
Investments in real estate improvements	(32,226)	(39,113)	(25,027)
Investments in real estate acquisitions, net of cash acquired	—	(458)	(11,914)
Additions to leasehold improvements	(290)	(317)	(762)
Investments in partnerships	(9,070)	(1,811)	(4,006)
Capitalized leasing costs	(4,459)	(4,341)	(5,314)
Cash proceeds from sales of real estate investments	134,669	62,595	126
(Increase) decrease in cash escrows	(967)	3,313	7,181
Repayment of (issuance of) tenant note receivable	10,000	—	(10,000)
Cash distributions from partnerships in excess of equity in income	6,820	5,091	3,888

Net cash provided by (used in) investing activities	81,029	(103,405)	(353,239)

Cash flows from financing activities:
Net Proceeds from 2010 Term Loan and Revolving Facility	590,000	—	—
Shares of beneficial interest issued	162,113	659	3,217
Net (repayment of) borrowing from 2003 Credit Facility	(486,000)	86,000	70,000
(Repayment of) borrowings from senior unsecured 2008 Term Loan	(170,000)	—	170,000
Repayment of 2010 Term Loan	(172,800)	—	—
Net repayment of Revolving Facility	(70,000)	—	—
Proceeds from mortgage loans	64,500	75,602	633,265
Repayment of mortgage loans	(75,450)	(39,933)	(506,514)
Principal installments on mortgage loans	(20,748)	(17,561)	(21,603)
Repurchase of Exchangeable Notes	—	(47,156)	(15,912)
Payment of deferred financing costs	(17,367)	(3,397)	(10,487)
Net payment from settlement of forward-starting interest swap agreements	—	—	(16,503)
Dividends paid to common shareholders	(31,584)	(30,864)	(89,745)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(1,365)	(1,610)	(4,957)
Shares of beneficial interest repurchased, other	(1,035)	(114)	(624)
Contributions from investor with noncontrolling interest in project	—	10,088	—

Net cash (used in) provided by financing activities	(229,736)	31,714	210,137

Net change in cash and cash equivalents	(31,916)	64,457	(18,139)
Cash and cash equivalents, beginning of year	74,243	9,786	27,925

Cash and cash equivalents, end of year	$42,327	$74,243	$9,786

See accompanying notes to the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2010, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2010, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of December 31, 2010 would have been $33.8 million, which is calculated using our December 31, 2010 closing share price on the New York Stock Exchange of $14.53 multiplied by the number of outstanding OP Units held by limited partners, which was 2,329,118 as of December 31, 2010.

We provide management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties owned by partnerships in which we own an interest and properties that are owned by third parties in which we do not have an interest. PREIT Services and PRI are consolidated. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate consolidated operations on a geographic basis. No individual property constitutes more than 10% of consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of our properties are located outside the United States.

Consolidation

We consolidate our accounts and the accounts of the Operating Partnership and other controlled subsidiaries, and we reflect the remaining interest in such entities as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 40% to 50% noncontrolling ownership interest at December 31, 2010, are recorded initially at our cost and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents totaled $42.3 million and $74.2 million, respectively, and included tenant security deposits of $4.0 million and $4.1 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $131.5 million, $124.9 million and $117.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, net of amounts capitalized of $2.6 million, $5.6 million and $16.0 million, respectively.

Significant Non-Cash Transactions

Accrued construction costs decreased $5.6 million and $27.1 million in the years ended December 31, 2010 and 2009, respectively, representing non-cash decreases in construction in progress.

In October 2009, we repurchased $35.0 million in aggregate principal amount of our 4% Senior Exchangeable Notes due in 2012 (“Exchangeable Notes”) in exchange for 1,300,000 common shares, with a fair market value of $10.0 million at the time of the purchase and $13.3 million in cash. In June 2009, we repurchased $25.0 million in aggregate principal amount of Exchangeable Notes in exchange for 3,000,000 million common shares, with a fair market value of $15.0 million at the time of the purchase.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. We believe that our most significant and subjective accounting estimates and assumptions are those relating to fair value, asset impairment and receivable reserves.

Our management makes complex or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, our management considers, among other factors, events and changes in property, market and economic conditions, estimated future cash flows from property operations, and the risk of loss on specific accounts or amounts.

Revenue Recognition

We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of common area maintenance, real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under

“Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by approximately $1.4 million, $1.2 million and $2.1 million in the years ended December 31, 2010, 2009 and 2008, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2010 and 2009 were $25.2 million and $24.9 million, respectively.

Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of its total sales or as a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached.

Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain common area maintenance costs and real estate taxes. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2010 and 2009, our accounts receivable included accrued income of $4.2 million and $8.9 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed.

Certain lease agreements contain cotenancy clauses that can change the amount of rent or the type of rent that tenants are required to pay, or, in some cases, can allow a tenant to terminate their lease, in the event that certain events take place, such as a decline in property occupancy levels below certain defined levels or the vacating of an anchor store. Cotenancy clauses do not generally have any retroactive effect when they are triggered. The effect of cotenancy clauses is applied on a prospective basis to recognize the new rent that is in effect.

Payments made to tenants as inducements to enter into a lease are treated as deferred costs that are amortized as a reduction of rental revenue over the term of the related lease.

The effect of lease modifications that result in rent relief or other credits to tenants, including any retroactive effects relating to prior periods, is recognized in the period when the lease modification is signed.

Lease termination fee income is recognized in the period when a termination agreement is signed, collectibility is assured and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

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

Fair Value

Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs might include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, and are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives (Level 2), and financial instruments (Level 2) and in our reviews for impairment of real estate assets (Level 3) and goodwill (Level 3).

Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the term loans and revolving facilities approximate fair value due to the short-term nature of these instruments. The majority of our variable rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans and corporate notes payable with similar terms and maturities.

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if our management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists and whether the effects could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income.

Goodwill

We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2010. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.

Our intangible assets on the accompanying consolidated balance sheets at December 31, 2010 and 2009 included $7.2 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2010 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Total
Balance, January 1, 2008	$12,877	$(1,073)	$—	$11,804
Goodwill divested	—	—	—	—
Impairment	—	—	(4,648)	(4,648)

Balance, December 31, 2008	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2009	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2010	$12,877	$(1,073)	$(4,648)	$7,156

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

We are required to make subjective assessments as to the useful lives of our real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those assets based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on our net income. If we were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method, provided that various criteria are met relating to the terms of sale and any subsequent involvement by us with the properties sold.

Real Estate Acquisitions

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property, the general market conditions in which the property operates and conditions in the economy. The judgment and subjectivity inherent in such assumptions can have a significant effect on the magnitude of the intangible assets that we record.

Intangible Assets

We allocate a portion of the purchase price of a property to intangible assets. Our methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases, as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the remaining lease term.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for comparable in-place leases, based on factors such as historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market optional renewal periods, and is included in “Deferred costs and other assets” in the consolidated balance sheets.

We allocate purchase price to customer relationship intangibles based on our management’s assessment of the value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2010 and 2009:

(in thousands of dollars)	As of December 31, 2010	As of December 31, 2009
Value of in-place lease intangibles	$6,564	$28,360
Above-market lease intangibles	2,067	3,462

Subtotal	8,631	31,822
Goodwill (see above)	7,156	7,156

Total intangible assets	$15,787	$38,978

Below-market lease intangibles	$(4,786)	$(5,942)

Amortization of in-place lease intangibles was $21.8 million, $27.4 million and $29.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, we retired fully amortized lease intangibles with an aggregate original basis of $174.3 million.

Amortization of above-market and below-market lease intangibles decreased revenue by $0.2 million in 2010, increased revenue by $0.1 million in 2009 and decreased revenue by $0.6 million in 2008.

In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	In-Place Lease Intangibles	Above/(Below) Market Leases
2011	$4,772	$211
2012	878	(136)
2013	527	(249)
2014	387	(437)
2015	—	(203)
2016 and thereafter	—	(1,905)

Total	$6,564	$(2,719)

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider operating properties to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management’s opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

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

Capitalization of Costs

Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. Capitalized costs, as well as tenant inducement amounts and internal and external commissions, are recorded in construction in progress. We capitalize a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects. We expensed project costs that did not meet or no longer met our criteria for capitalization of $1.1 million, $0.8 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(in thousands of dollars)	2010	2009	2008
Development/Redevelopment:
Salaries and benefits	$1,087	$2,123	$3,276
Real estate taxes	$462	$951	$2,380
Interest	$2,584	$5,613	$15,968
Leasing:
Salaries, commissions and benefits	$4,459	$4,341	$5,314

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct effect on our net income because higher bad debt expense results in less net income, other things being equal. For straight-line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable, given our experience regarding such amounts.

Income Taxes

We have elected to qualify as a real estate investment trust, or REIT, under Sections 856-860 of the Internal Revenue Code of 1986, as amended, and intend to remain so qualified.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income (loss) reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of our ordinary income plus 95% of our capital gain net income for the year plus 100% of any prior year shortfall over cash distributions during the year, as defined by the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future.

No provision for excise tax was made for the years ended December 31, 2010, 2009 and 2008, as no excise tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Ordinary income	$0.60	$0.63	$2.25
Capital gains	—	0.11	—
Return of capital	—	—	0.03

	$0.60	$0.74	$2.28

We follow accounting requirements that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon settlement to determine the amount of benefit to recognize in the financial statements.

PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2010, 2009 and 2008. We had net deferred tax assets of $8.8 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was approximately $3,813.2 million and $2,905.2 million, respectively, at December 31, 2010, and $3,921.7 million and $3,091.2 million, respectively, at December 31, 2009.

Derivatives

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. We do not use derivative financial instruments for trading or speculative purposes.

Currently, we use interest rate swaps and caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

The anticipated transaction to be hedged must expose us to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting. We must formally designate the instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges mitigate the risks associated with future cash outflows on debt.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2010, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Share-Based Compensation Expense

Share based payments to employees, including grants of stock options and restricted shares, are valued at fair value on the date of grant, and are expensed over the applicable vesting period.

Earnings Per Share

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common share equivalents. Common share equivalents consist primarily of shares that are issued under employee share compensation programs and outstanding share options whose exercise price was less than the average market price of our shares during these periods.

Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

On January 1, 2010, we adopted new accounting requirements relating to accounting for transfers of financial assets. The recognition and measurement provisions of these new accounting requirements are applied to transfers that occur on or after January 1, 2010. The disclosure provisions of these new accounting requirements are applied to transfers that occurred both before and after January 1, 2010. The adoption of these new accounting requirements did not have any effect on our consolidated financial statements.

Variable Interest Entities

On January 1, 2010, we adopted new accounting requirements relating to variable interest entities. These new accounting requirements amend the existing accounting guidance: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest; d) to amend certain guidance for determining whether an entity is a variable interest entity; e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these new accounting requirements did not have any effect on our consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2010 and 2009 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2010	2009
Buildings, improvements and construction in progress	$3,060,754	$3,129,354
Land, including land held for development	526,714	554,959

Total investments in real estate	3,587,468	3,684,313
Accumulated depreciation	(729,086)	(623,309)

Net investments in real estate	$2,858,382	$3,061,004

Impairment of Assets and Project Costs

During the years ended December 31, 2010, 2009 and 2008, we recorded asset impairment charges and we expensed project costs totaling $1.1 million, $75.0 million and $28.9 million, respectively, which are included in “Impairment of assets and project costs” in the consolidated statement of operations. Details about the assets that incurred impairment charges are as follows:

	As of December 31,
(in thousands of dollars)	2010	2009	2008
Orlando Fashion Square	$—	$62,700	$—
Springhills	—	11,484	—
Monroe Marketplace	—	70	—
White Clay Point	—	—	11,799
Sunrise Plaza	—	—	7,027
Goodwill	—	—	4,648
Valley View Downs	—	—	3,032
Predevelopment costs	—	—	936
Land held for development	—	—	150
Project costs	1,057	758	1,297

Total	$1,057	$75,012	$28,889

2009 Impairments

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando market combined with negative trends in the retail sector. The occupancy declines resulted from store closings from bankrupt and underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, in connection with the preparation of the our 2010 business plan and budgets, we determined that our estimate of future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property. As a result, we determined that the property was impaired and we recorded an impairment loss of $62.7 million to write down the property’s estimated fair value to $40.2 million.

Springhills is a mixed use development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with our 2010 business planning process, which included a strategic review of our future development projects, we determined that the development plans for Springhills were uncertain. Consequently, we recorded an impairment loss of $11.5 million to write down the carrying amount of the project to the estimated fair value of $22.0 million.

In May 2009, we sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. We recorded an asset impairment charge of $0.1 million immediately prior to this transaction because the sales price of the parcel was less than the carrying value of the parcel.

2008 Impairments

White Clay Point is a mixed use development project located in Landenberg, Pennsylvania. During the fourth quarter of 2008, in connection with our 2009 business planning process, which included a strategic review of our future development projects, we determined that the development plans for White Clay Point were uncertain. Consequently, we recorded an impairment loss of $11.8 million, which represented the aggregate of the costs excluding the purchase price of the land that had been capitalized to date for this development.

Sunrise Plaza was an operating power center located in Forked River, New Jersey. During the fourth quarter 2008, in connection with our 2009 business planning process, which included a strategic review of our future development projects, we determined that Sunrise Plaza’s carrying value exceeded its fair value. Consequently, we recorded an impairment loss of $7.0 million, which represented the excess of the carrying value of the project’s assets over their fair value determined by their future discounted cash flows. As noted below, Sunrise Plaza was sold in 2010.

During the fourth quarter of 2008, we determined that the carrying value of our goodwill exceeded fair value and recorded an impairment charge of $4.6 million.

In the fourth quarter of 2008, we recorded a $3.0 million impairment charge against the amounts that we spent in connection with the Valley View Downs harness racing project, a project to be owned and operated by Valley View Downs, L.P. (“Valley View”), and the fees we had earned under the related development agreement with Centaur Pennsylvania, LLC. (“Centaur”) and Valley View. The decision was made following a downgrade in Centaur’s credit rating by major rating agencies, which caused us to conclude that there was significant uncertainty that we would recover the carrying amounts of the accounts receivable and the original investment associated with this project.

During the fourth quarter of 2008, we determined that there was significant uncertainty about the likelihood that we would continue in our plans to acquire a site in West Chester, Pennsylvania for a future mixed use project. We recorded an impairment charge of $0.9 million related to this project, representing the costs incurred to date related to this project.

During the fourth quarter of 2008, we determined that the carrying value of an undeveloped land parcel adjacent to Viewmont Mall exceeded its fair value. Consequently, we recorded an impairment loss of $0.2 million.

Dispositions

2010 Dispositions

In September 2010, we sold our interests in Creekview Center in Warrington, Pennsylvania; Monroe Marketplace in Selinsgrove, Pennsylvania; New River Valley Center in Christiansburg, Virginia; Pitney Road Plaza in Lancaster, Pennsylvania; and Sunrise Plaza in Forked River, New Jersey for an aggregate sale price of $134.7 million. We retained an aggregate of eight out parcels at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza, which were subdivided from the properties in connection with the sale. We used the cash proceeds from the sale to repay mortgage loans secured by three of these properties totaling $39.7 million, and for the payment of the release prices of the other two properties that secured a portion of the 2010 Credit Facility (as defined below) which totaled $57.4 million. We also used $10.0 million to repay borrowings under our Revolving Facility (as defined below) and $8.9 million to repay borrowings under our 2010 Term Loan (as defined below), both in accordance with the terms of our 2010 Credit Facility. We used the remaining $18.7 million of the proceeds for general corporate purposes. We recognized a gain on the sale of these properties of $19.1 million in 2010.

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

In October 2009, we sold a controlling interest in Northeast Tower Center in Philadelphia, Pennsylvania for $30.4 million. We recorded a gain of $6.1 million from this sale. In connection with the sale, we repaid the mortgage loan associated with the Northeast Tower Center, with a balance of $20.0 million at closing.

Discontinued Operations

We have presented as discontinued operations the operating results of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, which were sold in 2010, and Crest Plaza and Northeast Tower Center, which were sold in 2009.

The following table summarizes revenue and expense information for our discontinued operations:

	For the year ended December 31,
(in thousands of dollars)	2010	2009	2008
Real estate revenue	$9,497	$16,447	$13,045
Expenses:
Operating expenses	(2,107)	(3,791)	(2,625)
Depreciation and amortization	(3,907)	(6,055)	(4,864)
Interest expense	(1,926)	(2,328)	(1,321)

Total expenses	(7,940)	(12,174)	(8,810)
Operating results from discontinued operations	1,557	4,273	4,235
Gains on sales of discontinued operations	19,094	9,503	—

Income from discontinued operations	$20,651	$13,776	$4,235

Acquisitions

In January 2008, we entered into an agreement under which we acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings in 2009 and 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Cherry Hill Mall in Cherry Hill, New Jersey, which we own. We acquired our initial interests in BCA for $3.9 million in cash paid at the first closing in February 2008. We acquired an additional 49.9% interest at the second closing in June 2009 in exchange for $0.2 million and 140,745 OP Units. We acquired the remaining interest in BCA at the third and final closing in September 2010 in exchange for 564 OP Units and a nominal cash amount. Three of our trustees and executive officers, Ronald Rubin, George F. Rubin, and Joseph F. Coradino, were direct or indirect owners of the acquired interests. We have consolidated BCA for financial reporting purposes. See note 10 for further discussion.

In July 2008, we acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs. We developed this property and subsequently sold our interests.

In July 2008, we acquired land previously subject to a ground lease at Wiregrass Commons in Dothan, Alabama for $3.2 million.

Development Activities

As of December 31, 2010 and 2009, we have capitalized $140.4 million and $228.3 million, respectively, related to construction and development activities. Of the balance as of December 31, 2010, $1.1 million is included in “Deferred costs and other assets” in the accompanying consolidated balance sheets, $121.5 million is included in “Construction in progress,” $0.8 million is included in “Investments in partnerships, at equity,” and $17.0 million is included in “Land held for development.” As of December 31, 2010, we had $0.3 million of deposits on land purchase contracts of which $0.2 million is refundable.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of December 31, 2010 and 2009:

	As of December 31,
(in thousands of dollars)	2010	2009
ASSETS:
Investments in real estate, at cost:
Retail properties	$401,321	$393,197
Construction in progress	1,870	3,602

Total investments in real estate	403,191	396,799
Accumulated depreciation	(131,228)	(116,313)

Net investments in real estate	271,963	280,486
Cash and cash equivalents	9,590	5,856
Deferred costs and other assets, net	22,657	21,254

Total assets	304,210	307,596

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	353,335	365,565
Other liabilities	14,454	13,858

Total liabilities	367,789	379,423

Net deficit	(63,579)	(71,827)
Partners’ share	(33,025)	(37,382)

Company’s share	(30,554)	(34,445)
Excess investment(1)	13,151	13,733
Advances	3,748	4,635

Net investments and advances	$(13,655)	$(16,077)

Investment in partnerships, at equity	$30,959	$32,694
Distributions in excess of partnership investments	(44,614)	(48,771)

Net investments and advances	$(13,655)	$(16,077)

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments up to an amount equal to the equity in income of partnerships as cash from operating activities. Amounts in excess of our share of the income in the equity investments are treated as a return of partnership capital and recorded as cash from investing activities.

Mortgage loans, which are secured by nine of the partnership properties (including one property under development), are due in installments over various terms extending to the year 2020, with interest rates ranging from 4.77% to 8.02% and a weighted-average interest rate of 6.13% as of December 31, 2010. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2011	$2,769	$56,890	$59,659	$119,383
2012	1,841	3,708	5,549	12,984
2013	1,880	—	1,880	3,761
2014	1,990	—	1,990	3,979
2015	1,960	35,221	37,181	74,361
2016 and thereafter	6,767	62,667	69,434	138,867

	$17,207	$158,486	$175,693	$353,335

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
(in thousands of dollars)	2010	2009	2008
Real estate revenue	$76,681	$74,693	$75,168
Expenses:
Operating expenses	(23,658)	(24,737)	(23,112)
Interest expense	(17,370)	(13,851)	(21,226)
Depreciation and amortization	(15,938)	(15,489)	(16,458)

Total expenses	(56,966)	(54,077)	(60,796)

Net income	19,715	20,616	14,372
Less: Partners’ share	(9,806)	(10,206)	(7,154)

Company’s share	9,909	10,410	7,218
Amortization of excess investment	(859)	(308)	(165)

Equity in income of partnerships	$9,050	$10,102	$7,053

Financing Activity of Unconsolidated Properties

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2008:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity

2010 Activity:
April	Springfield Park/Springfield East(1)	$10.0	LIBOR plus 2.80%	5.39%	March 2015
May	Red Rose Commons(2)	0.3	LIBOR plus 4.00%	NA	October 2011
June	Lehigh Valley Mall(3)	140.0	5.88% fixed	NA	July 2020
November	Springfield Mall(4)	67.0	LIBOR plus 3.10%	4.77%	November 2015

2009 Activity:
October	Red Rose Commons(2)	23.9	LIBOR plus 4.00%	NA	October 2011

2008 Activity:
October	Whitehall Mall(5)	12.4	7.00% fixed	NA	November 2018

(1)

The mortgage loan has a term of five years, with one five year extension option. The unconsolidated entities that own Springfield Park and Springfield East entered into the mortgage loan. Our interest in these unconsolidated entities is 50%.

(2)

Interest only in its initial term. The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. In May 2010, the unconsolidated partnership took an additional draw of $0.3 million. The stated interest rate on the mortgage loan is LIBOR plus 4.00%, with a floor of 6.00%. The rate in effect for 2010 was 6.00%.

(3)

The unconsolidated partnership that owns Lehigh Valley Mall entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. In connection with this new mortgage loan financing, the unconsolidated partnership repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(4)

The unconsolidated entity that owns Springfield Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $72.3 million mortgage loan using proceeds from the new mortgage loan, available working capital and owner contributions. Our share of the owner contributions was $2.9 million.

(5)	The unconsolidated entity that owns Whitehall Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%.

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. Our share of the mortgage loan repayment was $1.4 million.

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

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.7 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will expire in March 2012.

The obligations under Term Loan A are secured by first priority mortgages on 18 of our properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the two properties ground leased by GLP and KPP. The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

In connection with our May 2010 public equity offering, we repaid $160.7 million of borrowings under the 2010 Credit Facility ($106.5 million of the repayment related to the 2010 Term Loan and $54.2 million related to the Revolving Facility). This repayment satisfied certain pay down requirements under the terms of the 2010 Credit Facility, and no mandatory pay down provisions remain in effect, although we may be required to apply a portion of the proceeds of any asset sales, joint ventures, new debt financings and equity sales to pay down the 2010 Term Loan and/or any borrowings under the Revolving Facility in accordance with the terms of the 2010 Credit Facility.

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

As of December 31, 2010, there were no amounts outstanding under the Revolving Facility. We pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $148.5 million at December 31, 2010. The weighted average interest rate based on amounts borrowed under the Revolving Facility, excluding the effect of deferred financing fee amortization, from March 11, 2010 to December 31, 2010 was 5.16%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of December 31, 2010 was LIBOR plus 4.90%. Deferred financing fee amortization associated with the Revolving Facility was $0.9 million in 2010.

As of December 31, 2010, $347.2 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan from March 11, 2010 to December 31, 2010 was 6.37%. The weighted average interest rate includes the effect of deferred financing fee amortization but excludes the effect of accelerated amortization of deferred financing fees of $3.5 million that resulted from permanent pay downs of the 2010 Term Loan during 2010.

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for us to retain our status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times. As of December 31, 2010, we were in compliance with all of these covenants.

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

Exchangeable Notes

The Exchangeable Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest payments are due on June 1 and December 1 of each year until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the Exchangeable Notes are fully and unconditionally guaranteed by us.

The Exchangeable Notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the Exchangeable Notes for exchange, the Exchangeable Notes will be exchangeable for cash equal to the principal amount of the Exchangeable Notes and, with respect to any excess exchange value above the principal amount of the Exchangeable Notes, at our option, for cash, common shares or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of Exchangeable Notes, or $54.64 per share. The Exchangeable Notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the Exchangeable Notes except to preserve our status as a real estate investment trust. If we undergo certain change of control transactions at any time prior to maturity, holders of the Exchangeable Notes may require the Operating Partnership to repurchase their Exchangeable Notes in whole or in part for cash equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value. The indenture for the Exchangeable Notes does not contain any financial covenants.

In 2009 and 2008, we repurchased $104.6 million and $46.0 million, respectively, in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009, and for $15.9 million in cash in 2008.

We terminated an equivalent notional amount of the related capped calls in 2009 and 2008. We did not repurchase any Exchangeable Notes in 2010.

We recorded gains on extinguishment of debt of $27.0 million and $27.1 million in 2009 and 2008, respectively. In connection with the repurchases, we retired an aggregate of $5.4 million and $3.0 million in 2009 and 2008, respectively, of deferred financing costs and debt discount.

As of December 31, 2010, $136.9 million in aggregate principal amount of Exchangeable Notes (excluding debt discount of $2.8 million) remained outstanding.

Interest expense related to the Exchangeable Notes was $5.5 million, $8.6 million and $11.5 million (excluding the non-cash amortization of debt discount of $1.9 million, $2.8 million and $3.5 million and the non-cash amortization of deferred financing fees of $0.7 million, $1.0 million and $1.3 million) for the years ended December 31, 2010, 2009 and 2008, respectively. The Exchangeable Notes had an effective interest rate of 5.84% for the year ended December 31, 2010, including the effect of debt discount and amortization.

2003 Credit Facility

As of December 31, 2009, the amounts borrowed under our $500.0 million 2003 Credit Facility bore interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the leverage calculation contained in the 2003 Credit Facility. In October 2008, we exercised an option to extend the term of the 2003 Credit Facility to March 2010. In March 2010, the 2003 Credit Facility was replaced with the 2010 Credit Facility.

2008 Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under a Term Loan with a stated interest rate of 2.50% above LIBOR (the “2008 Term Loan”). Also in 2008, we swapped the floating interest rate on the 2008 Term Loan balance to a weighted average effective fixed rate of 5.86%. The 2008 Term Loan was repaid and replaced by the 2010 Credit Facility.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped to fixed rates, one mortgage loan bears interest at a variable rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at December 31, 2010. The variable rate mortgage loans had a weighted average interest rate of 2.81% (excluding the spread on the related debt) at December 31, 2010. The weighted average interest rate of all consolidated mortgage loans was 5.80% at December 31, 2010. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments pursuant to the terms of our mortgage loans as of December 31, 2010.

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments(1)	Total
2011	$20,746	$103,918	$124,664
2012	19,193	359,638	378,831
2013	13,889	430,773	444,662
2014	12,233	99,203	111,436
2015	11,283	270,676	281,959
2016 and thereafter	4,487	396,640	401,127

	$81,831	$1,660,848	$1,742,679

Debt Premium			1,569

			$1,744,248

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2011, $99.0 million may be extended under extension options in the respective loan agreements; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,744.2 million	$1,699.7 million	$1,777.1 million	$1,549.6 million

The mortgage loans contain various customary default provisions. As of December 31, 2010, we are not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2008 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity

2010 Activity:
January	New River Valley Mall(1)(2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	NA	June 2014
July	Valley View Mall(4)	32.0	5.95% fixed	NA	June 2020

2009 Activity:
March	New River Valley Center(5)	16.3	LIBOR plus 3.25%	5.75%	March 2012
June	Pitney Road Plaza(5)	6.4	LIBOR plus 2.50%	NA	June 2010
June	Lycoming Mall(3)	33.0	6.84% fixed	NA	June 2014
September	Northeast Tower Center(6)	20.0	LIBOR plus 2.75%	NA	September 2011

2008 Activity:
January	Cherry Hill Mall(7)(8)	55.0	5.51% fixed	NA	October 2012
February	One Cherry Hill Plaza(1)(9)	8.0	LIBOR plus 1.30%	NA	August 2011
May	Creekview Center(5)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(1)(10)	45.0	LIBOR plus 1.85%	5.87%	June 2011
July	Paxton Towne Centre(1)(10)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(11)	97.0	6.34% fixed	NA	October 2015
September	Jacksonville Mall(1)(12)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(1)(12)(13)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(1)(12)(14)	65.0	LIBOR plus 2.25%	5.85%	September 2013
November	Francis Scott Key Mall(1)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(1)	48.0	LIBOR plus 2.35%	5.25%	December 2013
December	Exton Square Mall(15)	70.0	7.50% fixed	NA	January 2014

(1)	Interest only.
(2)

The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.

(3)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment in June 2014.

(4)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid a $33.8 million mortgage loan on Valley View Mall using proceeds from the new mortgage and available working capital.

(5)	In September 2010, we repaid this mortgage loan in connection with the sale of five power centers.
(6)	In October 2009, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.

(7)	Supplemental financing with a maturity date that coincides with the existing first mortgage loan.
(8)	First 24 payments are interest only followed by payments of principal and interest based on a 360-month amortization schedule.
(9)

In February 2008, we entered into this mortgage loan as a result of the acquisition of Bala Cynwyd Associates, L.P. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, we made a principal payment of $2.4 million and exercised the first extension option. In July 2010, we made a principal payment of $0.7 million and exercised the second extension option.

(10)

The mortgage loan has a term of three years and two one-year extension options. We expect to exercise the extension option in 2011; however, we might be required to repay a portion of the principal balance in order to exercise the extension option.

(11)	Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment in October 2015.
(12)	The mortgage loan has a term of five years and two one-year extension options.
(13)

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

(15)	Payments based on a 30 year amortization schedule, with balloon payment in January 2014.

Other 2009 Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from our 2003 Credit Facility and 2008 Term Loan.

Other 2008 Activity

In July 2008, we repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia using funds from our 2003 Credit Facility and available working capital.

In December 2008, we repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage loan on the property, our 2003 Credit Facility, the 2008 Term Loan and available working capital.

5. EQUITY OFFERING

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.6 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility. Specifically, we used $106.5 million of the net proceeds to repay a portion of the 2010 Term Loan and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility. As a result of this transaction, we satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

6. DERIVATIVES

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under accounting requirements as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets and liabilities are recorded in “Fair value of derivative instruments.”

In 2008, we recorded a gain due to hedge ineffectiveness of $46,000 and a net loss of $358,000 due to a change in estimates. Also, for several of these swaps, the result of this change in estimates was that the swaps were no longer designated as cash flow hedges since they no longer met the requirements for hedge accounting. We recorded a net gain of $2.4 million in 2008 in connection with these swaps. The net gain represented the change in the fair market value of the swaps from the date of de-designation to the date when the swaps were either settled or redesignated. During the years ended December 31, 2010 and 2009, we recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $16.3 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of December 31, 2010, we had entered into 11 interest rate swap agreements and one cap agreement that have a weighted average rate of 2.41% (excluding the spread on related debt) on a notional amount of $732.6 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements that have a weighted average rate of 2.37% (excluding the spread on related debt) on a notional amount of $200.0 million maturing on various dates through March 2013. Five interest rate swap agreements that were outstanding as of December 31, 2009 were settled in the year ended December 31, 2010.

We entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On December 31, 2010, we considered these swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

During the year ended December 31, 2008, we cash settled all of our forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. We paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of our issuance of long-term debt. Accumulated other comprehensive loss as of December 31, 2010 includes a net loss of $11.9 million relating to forward-starting swaps that we cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at December 31, 2010 and December 31, 2009. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

Notional Value	Fair Value at December 31, 2010(1)	Fair Value at December 31, 2009(1)	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$25.0 million	N/A	$(0.2) million	2.86%		March 20, 2010
75.0 million	N/A	(0.4) million	2.83%		March 20, 2010
30.0 million	N/A	(0.2) million	2.79%		March 20, 2010
40.0 million	N/A	(0.2) million	2.65%		March 22, 2010
20.0 million	N/A	(0.2) million	3.41%		June 1, 2010
200.0 million	$(0.2) million	N/A	0.61%		April 1, 2011
45.0 million	(0.8) million	(1.9) million	4.02%		June 19, 2011
54.0 million	(1.1) million	(2.2) million	3.84%		July 25, 2011
25.0 million	(0.5) million	N/A	1.83%		December 31, 2012
60.0 million	(1.2) million	N/A	1.74%		March 11, 2013
40.0 million	(0.8) million	N/A	1.82%		March 11, 2013
65.0 million	(4.2) million	(2.5) million	3.60%		September 9, 2013
68.0 million	(4.5) million	(2.8) million	3.69%		September 9, 2013
56.3 million	(3.8) million	(2.4) million	3.73%		September 9, 2013
55.0 million	(2.6) million	(0.9) million	2.90%		November 29, 2013
48.0 million	(2.3) million	(0.7) million	2.90%		November 29, 2013
Interest Rate Cap
16.3 million	(0.0) million	N/A	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
200.0 million	(2.5) million	N/A	1.78%	April 1, 2011	April 2, 2012
200.0 million	(2.7) million	N/A	2.96%	April 2, 2012	March 11, 2013

	$(27.2) million	$(14.6) million

(1)

As of December 31, 2010 and December 31, 2009, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2010 and December 31, 2009, we do not have any significant recurring fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of our derivative financial instruments on our consolidated statement of operations as of December 31, 2010 and December 31, 2009.

Derivatives in cash flow hedging relationships:	For the Year ended December 31, 2010	For the Year ended December 31, 2009	Statement of Operations location

Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(28.9) million	$(2.5) million	N/A

Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$18.5 million	$18.6 million	Interest Expense

Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	Interest Expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2010, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2010, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $27.2 million. If we had breached any of the default provisions in these agreements as of December 31, 2010, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $30.2 million. We have not breached any of the provisions as of December 31, 2010.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 15% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.0 million for each of the years ended December 31, 2010, 2009 and 2008.

Supplemental Retirement Plans

We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Share Purchase Plans

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2010, 2009 and 2008, approximately 46,000, 102,000 and 45,000 shares, respectively, were purchased for total consideration of $0.4 million, $0.4 million and $0.7 million. We recorded expense of $0.2 million, $0.1 million and $0.1 million in the years ended December 31, 2010, 2009 and 2008, respectively, related to the share purchase plans.

Performance Incentive Unit Program

In 2009, we made awards of Performance Incentive Units (“PIUs”) that are subject to market based vesting. The PIUs vest in equal installments over a three year period if specified total return to shareholders goals (as defined in the PIU plan) established at the time of the award are met each year. Payments under the PIU program, if any, will be made in cash. The amount of the payment is variable based upon the total return to our shareholders relative to the total return achieved for an index of real estate investment trusts, as defined in the PIU plan. We record compensation expense for the PIU program pro rata over the vesting period based on estimates of future cash payments under the plan. We issued 221,022 PIUs in 2009 with an initial value of $0.8 million, and recorded compensation expense relating to these awards of $0.8 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2010, there were two share based compensation plans under which we continue to make awards: our Amended and Restated 2003 Equity Incentive Plan, which was approved by our shareholders in 2010, and our 2008 Restricted Share Plan for Non-Employee Trustees, which was approved by our shareholders in 2007. Previously, we maintained five other plans pursuant to which we granted awards of restricted shares or options. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained a plan pursuant to which we granted options to our non-employee trustees.

We recognize expense on share based payments to employees and trustees by valuing all share based payments at their fair value on the date of grant, and by expensing them over the applicable vesting period.

For the years ended December 31, 2010, 2009 and 2008, we recorded aggregate compensation expense for share based awards of $8.1 million, $7.7 million and $9.4 million, respectively, in connection with the equity programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. We capitalized compensation costs related to share based awards of $0.1 million in 2010, $0.3 million in 2009, and $0.4 million in 2008.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”) (pursuant to options, restricted shares or otherwise) was 1,245,082 as of December 31, 2010. Other than a portion of the 2010 annual awards to trustees, the share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

In 2010, 2009 and 2008, we made grants of restricted shares subject to time based vesting. The aggregate fair value of the restricted shares that we granted to our employees in 2010, 2009 and 2008 was $5.5 million, $2.9 million and $5.0 million, respectively. As of December 31, 2010, there was $7.4 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $5.2 million, $5.4 million and $4.4 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	477,413	$37.18
Shares granted	204,285	25.75
Shares vested	(119,448)	39.87
Shares forfeited	(29,320)	31.99

Unvested at December 31, 2008	532,930	35.62
Shares granted	777,274	3.85
Shares vested	(167,396)	34.05
Shares forfeited	(65,328)	35.82

Unvested at December 31, 2009	1,077,480	12.93
Shares granted	519,086	11.68
Shares vested	(389,783)	14.07
Shares forfeited	(47,034)	27.46

Unvested at December 31, 2010	1,159,749	$11.39

Restricted Shares Subject to Market Based Vesting

In 2005, we granted 67,147 restricted shares that were subject to market based vesting. These restricted shares would have vested in equal installments over a five-year period if specified total return to shareholders goals established at the time of the grant were met in each year. If the goal was not met in any year, the awards provided for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Of these shares, 10,056 shares were previously issued and 2,450 were forfeited in connection with employee severance arrangements. We met the return criteria for the portion relating to 2009, and thus 10,927 shares vested in February 2010. Because the vesting of the market based restricted shares granted in 2005 relating to the years 2005-2008 depended upon the achievement of certain total return to shareholders goals by December 31, 2009, and because the Company did not meet these objectives by that date, the remaining 43,714 shares granted in 2005 were forfeited in 2010 upon the formal determination by the compensation committee of our Board of Trustees in accordance with the terms of the 2003 Equity Incentive Plan. Recipients were entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00 for 2005. For purposes of the simulation, we assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.4%, and a 0.92 correlation of our total return to shareholders to that of the specified index of real estate investment trusts for the 2005 awards. Compensation cost relating to these market based vesting awards was recorded ratably over the five-year period. We recorded $0.4 million and $0.6 million of compensation expense related to market based restricted shares for the years ended December 31, 2009 and 2008, respectively.

Restricted Shares Subject to Time Based Vesting

We make grants of restricted shares subject to time based vesting. The awarded shares vest over periods of two to five years, typically in equal annual installments, as long as the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 476,750, 757,273 and 195,285 restricted shares subject to time based vesting to our employees in 2010, 2009 and 2008, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $11.61 per share in 2010, $3.81 per share in 2009 and $25.74 per share in 2008. Compensation cost relating to time based restricted shares awards is recorded ratably over the respective vesting periods. We recorded $5.4 million, $5.0 million and $5.1 million of compensation expense related to time based restricted shares for the years ended December 31, 2010, 2009 and 2008, respectively.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) For the Year ending December 31,	Future Compensation Expense
2011	$4,922
2012	2,181
2013	326

Total	$7,429

Restricted Share Unit Program

In 2010 and 2008, our Board of Trustees established the 2010-2012 RSU Program and the 2008-2010 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2012 and 2010 (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period. Because the awards under the 2008-2010 RSU Program were to be earned depending on the achievement of certain total return to shareholders goals by December 31, 2010, and because the Company did not meet these objectives by that date, the RSUs granted to participants in 2008 were forfeited in 2011 upon the formal determination by the Compensation Committee of our Board of Trustees in accordance with the terms of the 2003 Equity Incentive Plan.

The aggregate fair values of the RSU awards in 2010 and 2008 were determined using a Monte Carlo simulation probabilistic valuation model and were $4.7 million ($14.87 per share) and $2.6 million ($21.68 per share), respectively. For purposes of the 2010 simulation, we assumed volatility of 93.5%, a risk-free interest rate of 1.50%, and a stock beta of 1.266 compared to the Dow Jones US Real Estate Index. For purposes of the 2008 simulation, we assumed volatility of 26.3%, a risk-free interest rate of 2.43%, and a stock beta of 0.973 compared to the Dow Jones US Real Estate Index.

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We granted a total of 317,749 RSUs in 2010 and 122,113 RSUs in 2008. However, as described above, recipients of RSUs only earn common shares if our total return to shareholders for the applicable Measurement Period exceeds certain percentiles of the Index REITs, and as such, none of the RSUs granted under the 2008-2010 RSU Program were earned as of December 31, 2010. We recorded $2.4 million, $2.1 million and $2.6 million of compensation expense related to the RSU Programs for the years ended December 31, 2010, 2009 and 2008, respectively. We will record future compensation expense related to the existing awards under the 2010-2012 RSU Program as follows:

(in thousands of dollars) For the Year ending December 31,	Future Compensation Expense
2011	$1,806
2012	1,685

Total	$3,491

Service Awards

In 2010, 2009 and 2008, we issued 2,075, 1,725 and 1,275 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $26,000, $8,000 and $25,000 in each of the years ended December 31, 2010, 2009 and 2008, respectively, was determined based on the average of the high and low share price on the grant date and recorded as compensation expense.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we award restricted shares subject to time based vesting. The 2008 Restricted Share Plan for Non-Employee Trustees approved in 2007 provides for the granting of a number of restricted share awards to our non-employee trustees. The Amended and Restated 2003 Equity Incentive Plan approved in 2010 also provides for the granting of restricted share awards to our non-employee trustees. In 2010, a portion of these annual awards was made under the 2008 Restricted Share Plan for Non-Employee Trustees, and a portion was made under the 2003 Equity Incentive Plan. In 2009 and 2008, these awards were made only under the 2008 Restricted Share Plan for Non-Employee Trustees. The aggregate fair value of the restricted shares that we granted under both plans to our non-employee trustees in 2010, 2009 and 2008 was $0.5 million, $0.1 million and $0.2 million, respectively. We recorded $0.2 million, $0.2 million and $0.3 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to unvested restricted share grants to non-employee trustees. The cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares granted to non-employee trustees that vested was $0.3 million, $0.3 million and $0.4 million in the years ended December 31, 2010, 2009 and 2008, respectively. There were 13,000 shares available for grant to non-employee trustees at December 31, 2010 under the 2008 Restricted Share Plan for Non-Employee Trustees. We will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) For the Year ending December 31,	Future Compensation Expense
2011	$212
2012	191
2013	64

Total	$467

Options Outstanding

Options are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. No options were granted in 2010 or 2008. In 2009, we granted 5,000 options to a non-employee trustee. No options were exercised in 2010 or 2009. Cash received from options exercised in 2008 was $0.6 million. The total intrinsic value of stock options exercised for the year ended December 31, 2008 was $46,000. The following table presents the changes in the number of options outstanding from January 1, 2008 through December 31, 2010:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2008	175,843	12,293	100,000	25,550	38,000

Options exercised	$23.85	—	—	(25,550)	—
Options forfeited	$24.50	—	—	—	(1,000)

Options outstanding at December 31, 2008	149,293	12,293	100,000	—	37,000

Options granted	$5.41	5,000	—	—	—
Options exercised	—	—	—	—	—
Options forfeited	$20.00	—	—	—	(2,000)

Options outstanding at December 31, 2009	152,293	17,293	100,000	—	35,000

Options granted	—		—	—	—
Options exercised	—	—	—	—	—
Options forfeited	$17.78	—	(100,000)	—	(7,500)

Options outstanding at December 31, 2010(1)	44,793	17,293	—	—	27,500

Outstanding exercisable and unexercisable options
Average exercise price per share	$26.75	$25.06	$—	$—	$27.80

Aggregate exercise price(2)	$1,198	$433	$—	$—	$765

Intrinsic value of options outstanding	$—	$—	$—	$—	$—

Outstanding exercisable options
Options	41,043	13,543	—	—	27,500

Average exercise price per share	$28.69	$30.50	$—	$—	$27.80

Aggregate exercise price(2)	$1,178	$413	$—	$—	$765

Intrinsic value of options outstanding	$—	$—	$—	$—	$—

(1)	The weighted average remaining contractual life of these options is 2.99 years (weighted average exercise price of $26.75 per share and an aggregate exercise price of $1.2 million) were outstanding.
(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2010:

	Options Outstanding as of December 31, 2010		Options Exercisable as of December 31, 2010
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)
$5.00-$12.99	5,000	$5.41	1,250	$5.41	8.4
$13.00-$18.99	1,003	$14.46	1,003	$14.46	0.5
$19.00-$28.99	18,790	$23.63	18,790	$23.63	1.0
$29.00-$38.99	20,000	$35.62	20,000	$35.62	3.6

9. LEASES

As Lessor

Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2099. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,
2011	$259,042
2012	217,774
2013	192,179
2014	171,122
2015	151,882
2016 and thereafter	479,440

$1,471,439

The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. We also have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at seven of our properties (Crossroads Mall, Voorhees Town Center, Exton Square Mall, The Gallery at Market East, Orlando Fashion Square, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to leases were $4.2 million, $4.9 million, and $5.0 million for each of the years ended December 31, 2010, 2009 and 2008, respectively. We account for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2011	$2,270	$940
2012	2,049	800
2013	1,784	663
2014	1,360	684
2015	28	684
2016 and thereafter	—	47,191

	$7,491	$50,962

We had assets of $0.1 million and $0.2 million (net of accumulated depreciation of $3.6 million and $3.5 million, respectively) recorded under capital leases as of December 31, 2010 and 2009, respectively.

10. RELATED PARTY TRANSACTIONS

General

We provide management, leasing and development services for eight properties owned by partnerships and other entities in which certain of our officers or trustees or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers and trustees have an interest. Total rent expense under this lease was $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Ronald Rubin, our Chairman and Chief Executive Officer, and George F. Rubin, our Vice Chairman, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year (February 2011 to February 2012) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years.

We have used an airplane in which Ronald Rubin owns a fractional interest. We did not incur any expenses in 2010 or 2009 for this service. We paid $174,000 in the year ended December 31, 2008 for flight time used by employees exclusively for Company-related business.

As of December 31, 2010, nine officers of the Company had employment agreements with terms of one year that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2010 of $3.5 million, subject to increases as approved by the Compensation Committee of our Board of Trustees in future years, as well as additional incentive compensation.

See “Tax Protection Agreements” in note 11.

Bala Cynwyd Associates, L.P.

In January 2008, PREIT, PREIT Associates and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George F. Rubin, Joseph F. Coradino, (all officers and trustees of our Company) and two other individuals to acquire all of the partnership interests in BCA. BCA had also entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of PREIT’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA, as further described in note 2. In September 2010, we completed the third and final closing with respect to this transaction.

Ronald Rubin, George F. Rubin, Joseph F. Coradino and two other individuals owned 100% of CLA, which in turn directly or indirectly owned 100% of BCA immediately prior to the initial closing. Each of Ronald Rubin and George F. Rubin owned 40.53% of the partnership interests in CLA, and Joseph F. Coradino owned 3.16% of the partnership interests.

In accordance with our related party transactions policy, a special committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of the transaction. The approval was subject to final approval by our Board of Trustees, and the disinterested members of our Board of Trustees approved the transaction.

11. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvements projects at certain other properties, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $6.6 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources.

Legal Actions

In the normal course of business, we have and may become involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Environmental

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We do not expect these matters to have any significant impact on our liquidity or results of operations. However, we can provide no assurance that the amounts reserved will be adequate to cover further environmental costs. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate.

Tax Protection Agreements

As part of the BCA transaction, we agreed to indemnify certain of the owners of CLA, including Ronald Rubin, George Rubin and Joseph Coradino, from and against certain tax liabilities resulting from a sale of the office building that was involved in the BCA transaction during the eight years following the initial closing.

We have agreed to provide tax protection related to the acquisition of Cumberland Mall Associates in 2005 and New Castle Associates in 2003 and 2004 to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

We did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2010, 2009 or 2008.

12. TENANT RECEIVABLES

In March 2010, Boscov’s, Inc. repaid its $10.0 million note payable to us that was originated in 2008.

13. HISTORIC TAX CREDITS

In September 2009, we closed a transaction with a counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). The Counterparty agreed to contribute approximately $10.6 million of equity to the Project, and paid $10.1 million of that amount in cash contemporaneously with the closing of the transaction, which was recorded in “Noncontrolling interest.” The remaining funds will be advanced subject to our achievement of certain conditions. In exchange for its contributions into the Project, the Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Counterparty does not have a material interest in the underlying economics of the Project. The transaction also includes a put/call option whereby we may be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project at a stated value of $1.6 million. We believe that the put option will be exercised by the Counterparty, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”

Based on the contractual arrangements that obligate us to deliver tax credits and provide other guarantees to the Counterparty and that entitle us, through fee arrangements, to receive substantially all available cash flow from the Project, we concluded that the Project should be consolidated. We also concluded that capital contributions received from the Counterparty are, in substance, consideration that we received in exchange for the put option and our obligation to deliver tax credits to the Counterparty. The Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Noncontrolling interest” and recognized as “Interest and other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.

The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code, beginning one year after the completion of the Project in August 2009. Our obligation to the Counterparty with respect to the tax credits is ratably relieved annually each August, upon the expiration of each portion of the recapture period. In August 2010, the first recapture period expired and we recognized $1.7 million of the contribution received from the Counterparty as “Interest and other income” in the consolidated statements of operations.

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

For the Year Ended December 31, 2010 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)	Total
Revenue from continuing operations	$112,458	$108,298	$112,655	$122,230	$455,641
Revenue from discontinued operations	3,194	3,154	3,149	—	9,497
Income from discontinued operations(1)	521	600	19,586	(56)	20,651
Net loss(1)	(18,503)	(23,650)	(3,672)	(8,538)	(54,363)
Net loss attributable to PREIT(1)	(17,625)	(22,686)	(3,585)	(8,031)	(51,927)
Income from discontinued operations per share – basic	0.01	0.01	0.35	0.00	0.39
Income from discontinued operations per share – diluted	0.01	0.01	0.35	0.00	0.39
Net loss per share – basic	(0.41)	(0.45)	(0.07)	(0.15)	(1.04)
Net loss per share – diluted	(0.41)	(0.45)	(0.07)	(0.15)	(1.04)

For the Year Ended December 31, 2009 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)	Total
Revenue from continuing operations	$108,626	$109,534	$109,568	$123,578	$451,306
Revenue from discontinued operations	4,287	4,303	4,379	3,478	16,447
Income from discontinued operations(1)	1,264	1,214	4,608	6,690	13,776
Gain on extinguishment of debt	1,272	8,532	4,167	13,076	27,047
Impairment of assets	—	—	—	(74,254)	(74,254)
Gains on sales of interests in real estate	—	1,654	—	2,657	4,311
Net loss(1)	(11,524)	(4,217)	(10,118)	(64,232)	(90,091)
Net loss attributable to PREIT(1)	(10,982)	(4,021)	(9,641)	(61,094)	(85,738)
Income from discontinued operations per share – basic	0.03	0.03	0.10	0.15	0.32
Income from discontinued operations per share – diluted	0.03	0.03	0.10	0.15	0.32
Net loss per share – basic	(0.28)	(0.11)	(0.23)	(1.41)	(2.11)
Net loss per share – diluted	(0.28)	(0.11)	(0.23)	(1.41)	(2.11)

(1)

Includes gains on sales of discontinued operations of approximately $19.2 million (before noncontrolling interest) (3rd Quarter 2010) and $3.4 million (before noncontrolling interest) (3rd Quarter 2009) and $6.1 million (before noncontrolling interest) (4th Quarter 2009).

(2)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2010

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Changes	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance		Date of Acquisition/ Construction	Life of Depreciation
Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$15,964	$10,550	$59,113	$(18,536)	$43,299		2002	30
Capital City Mall	11,642	65,575	18,703	11,642	84,278	(21,547)	48,832		2003	40
Chambersburg Mall	9,502	26,218	6,652	9,642	32,730	(7,803)	0	(1)	2003	40
Cherry Hill Mall	29,938	185,611	232,998	48,610	399,937	(76,173)	243,450		2003	40
Christiana Center	12,829	27,041	2,149	12,829	29,190	(12,288)	45,000		1998	40
Commons at Magnolia	1,132	3,407	8,134	1,571	11,102	(3,347)	0	(1)	1999	40
Crossroads Mall	5,054	22,496	10,257	5,627	32,180	(8,903)	0	(1)	2003	40
Cumberland Mall	8,711	43,889	10,893	9,842	53,651	(9,051)	42,765		2005	40
Dartmouth Mall	7,015	28,328	27,200	7,015	55,528	(26,604)	61,213		1998	40
Exton Square Mall	21,460	121,326	4,834	21,460	126,160	(26,367)	68,813		2003	40
Francis Scott Key Mall	9,786	47,526	19,984	9,987	67,309	(16,587)	55,000		2003	40
Gadsden Mall	8,842	42,681	9,651	8,842	52,332	(9,735)	0	(1)(2)	2005	40
The Gallery at Market East	6,781	95,599	69,331	7,888	163,823	(19,914)	0	(1)(3)	2003	40
Jacksonville Mall	9,974	47,802	21,472	9,974	69,274	(16,096)	56,265		2003	40
Logan Valley Mall	13,267	68,449	14,284	13,267	82,733	(22,521)	68,000		2003	40
Lycoming Mall	10,274	43,440	24,481	10,802	67,393	(15,817)	34,790		2003	40
Magnolia Mall	9,279	44,165	34,017	15,204	72,257	(23,814)	60,711	(4)	1998	40
Monroe Marketplace land	4,850	0	0	4,850	0	0	0		2006	N/A
Moorestown Mall	11,368	62,995	18,285	11,368	81,280	(25,201)	56,185		2003	40
New River Valley Mall	4,751	22,808	30,333	4,848	53,044	(15,238)	28,050	(1)	2003	40
Nittany Mall	6,064	30,283	7,111	5,146	38,312	(9,073)	0	(1)	2003	40
North Hanover Mall	4,565	20,990	29,764	4,492	50,827	(8,004)	0	(1)	2003	40
Orlando Fashion Square	0	94,734	(54,308)	0	40,426	(4,448)	0	(1)	2004	40
Palmer Park Mall	3,747	18,805	11,913	3,747	30,718	(12,103)	0	(1)	2003	40
Patrick Henry Mall	16,075	86,643	38,594	16,397	124,915	(32,338)	93,309		2003	40
Paxton Towne Centre	15,719	36,438	4,989	15,719	41,427	(16,198)	54,000		1998	40
Phillipsburg Mall	7,633	38,093	8,967	7,791	46,902	(10,930)	0	(1)	2003	40
Pitney Road Plaza land	905	0	0	905	0	0	0		2006	N/A
Plymouth Meeting Mall	29,265	58,388	76,446	29,947	134,152	(28,256)	0	(1)	2003	40
The Mall at Prince Georges	13,065	57,686	29,903	13,066	87,588	(32,782)	150,000		1998	40
South Mall	7,369	20,720	5,639	7,990	25,738	(6,107)	0	(1)(5)	2003	40
Sunrise Plaza land	1,739	0	0	1,739	0	0	0		2005	N/A
Swedes Square	189	0	0	189	0	0	0		2004	N/A
Uniontown Mall	0	30,761	9,194	0	39,955	(9,750)	0	(1)	2003	40
Valley Mall	13,187	60,658	18,237	13,193	78,889	(21,252)	86,715		2003	40
Valley View Mall	9,880	46,817	10,904	9,936	57,665	(12,976)	31,854		2003	40
Viewmont Mall	12,505	61,519	16,577	12,606	77,995	(17,600)	48,000		2003	40
Voorhees Town Center	2,506	7,807	76,462	8,918	77,857	(13,950)	0	(1)	2003	40
Washington Crown Center	5,460	27,136	7,653	5,580	34,669	(12,826)	0	(1)	2003	40
Willow Grove Park	26,748	131,189	55,038	37,193	175,782	(45,471)	148,228		2003	40
Wiregrass Commons	5,103	28,758	18,211	12,748	39,324	(9,159)	0	(1)	2003	40
Woodland Mall	35,540	124,504	25,486	17,577	167,953	(28,070)	153,200		2005	40
Wyoming Valley Mall	14,153	73,035	20,725	13,302	94,611	(22,251)	65,000		2003	40
Development Properties:
White Clay Point	31,000	11,803	(10,337)	31,160	1,306	0	0		2005	N/A
Springhills	21,555	9,827	(9,398)	21,555	429	0	0		2006	N/A

Investment In Real Estate	$491,249	$2,118,827	$977,392	$526,714	$3,060,754	$(729,086)	$1,742,679

(1)	These properties serve as collateral for the 2010 Credit Facility.
(2)	The balances for Gadsden Mall also include those of the P&S Office Building, which also serves as collateral for the 2010 Credit Facility.
(3)	The balances for The Gallery at Market East include Gallery I and Gallery II, each of which serve as collateral for the 2010 Credit Facility.
(4)	The balances for Magnolia Mall include those of Plaza at Magnolia, which serves as collateral for the 2010 Credit Facility.
(5)	The balances for South Mall include those of the Westage Anchor Pad, which also serves as collateral for the 2010 Credit Facility.

S-1

SCHEDULE III (continued)

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2010

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was approximately $3,812.2 million and $2,905.2 million, respectively, at December 31, 2010 and $3,921.7 million and $3,091.2 million, respectively, at December 31, 2009. The changes in total real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$3,684,313	$3,708,048	$3,367,294
Acquisitions	—	—	23,453
Improvements and development	58,621	126,897	337,385
Impairment of assets	—	(87,989)	(19,215)
Dispositions	(143,830)	(62,643)	(869)
Write-off of fully depreciated assets	(11,636)	—	—

Balance, end of year	$3,587,468	$3,684,313	$3,708,048

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$623,309	$516,832	$401,502
Depreciation expense	135,987	131,150	115,590
Impairment of assets	—	(13,735)	—
Dispositions	(18,574)	(10,938)	(260)
Write-off of fully depreciated assets	(11,636)	—	—

Balance, end of year	$729,086	$623,309	$516,832

S-2

Exhibit Index

Exhibit Number	Description

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.