Form 10-Q
period 2011-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2011-04-29
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at April 27, 2011: 55,647,697

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	March 31, 2011	December 31, 2010
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,452,231	$3,448,900
Construction in progress	122,842	121,547
Land held for development	17,031	17,021

Total investments in real estate	3,592,104	3,587,468
Accumulated depreciation	(759,991)	(729,086)

Net investments in real estate	2,832,113	2,858,382

INVESTMENTS IN PARTNERSHIPS, at equity:	30,833	30,959
OTHER ASSETS:
Cash and cash equivalents	37,921	42,327
Tenant and other receivables (net of allowance for doubtful accounts of $22,098 and $22,083 at March 31, 2011 and December 31, 2010, respectively)	37,718	40,732
Intangible assets (net of accumulated amortization of $54,514 and $52,904 at March 31, 2011 and December 31, 2010, respectively)	14,177	15,787
Deferred costs and other assets	90,640	91,930

Total assets	$3,043,402	$3,080,117

LIABILITIES:
Mortgage loans payable (including debt premium of $1,288 and $1,569 at March 31, 2011 and December 31, 2010, respectively)	$1,738,741	$1,744,248
Exchangeable notes (net of debt discount of $2,329 and $2,809 at March 31, 2011 and December 31, 2010, respectively)	134,571	134,091
Term loans	347,200	347,200
Tenants’ deposits and deferred rent	16,060	16,583
Distributions in excess of partnership investments	45,253	44,614
Fair value of derivative instruments	23,740	27,233
Accrued expenses and other liabilities	52,704	61,618

Total liabilities	2,358,269	2,375,587
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,646,560 shares at March 31, 2011 and 55,436,003 shares at December 31, 2010	55,647	55,436
Capital contributed in excess of par	1,040,274	1,040,023
Accumulated other comprehensive loss	(36,167)	(39,993)
Distributions in excess of net income	(423,838)	(401,193)

Total equity—PREIT	635,916	654,273
Noncontrolling interest	49,217	50,257

Total equity	685,133	704,530

Total liabilities and equity	$3,043,402	$3,080,117

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2011	2010
REVENUE:
Real estate revenue:
Base rent	$71,759	$71,841
Expense reimbursements	33,762	34,234
Percentage rent	982	884
Lease termination revenue	25	1,808
Other real estate revenue	3,034	2,963

Total real estate revenue	109,562	111,730
Interest and other income	918	728

Total revenue	110,480	112,458
EXPENSES:
Operating expenses:
CAM and real estate taxes	(37,304)	(36,569)
Utilities	(5,831)	(6,301)
Other operating expenses	(5,958)	(5,787)

Total operating expenses	(49,093)	(48,657)
Depreciation and amortization	(34,510)	(40,730)
Other expenses:
General and administrative expenses	(9,582)	(9,687)
Project costs and other expenses	(144)	(293)

Total other expenses	(9,726)	(9,980)
Interest expense, net	(33,613)	(34,206)

Total expenses	(126,942)	(133,573)
Loss before equity in income of partnerships and discontinued operations	(16,462)	(21,115)
Equity in income of partnerships	1,543	2,089

Loss from continuing operations	(14,919)	(19,026)

Income from discontinued operations	—	522

Net loss	(14,919)	(18,504)
Less: net loss attributed to noncontrolling interest	601	878

Net loss attributable to PREIT	$(14,318)	$(17,626)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended March 31,
(in thousands of dollars, except per share amounts)	2011	2010
Loss from continuing operations	$(14,919)	$(19,026)
Noncontrolling interest in continuing operations	601	899
Dividends on unvested restricted shares	(117)	(98)

Loss from continuing operations used to calculate earnings per share—basic and diluted	$(14,435)	$(18,225)

Income from discontinued operations	$—	$522
Noncontrolling interest in discontinued operations	—	(21)

Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$501

Basic (loss) income per share
Loss from continuing operations	$(0.27)	$(0.42)
Income from discontinued operations	—	0.01

	$(0.27)	$(0.41)

Diluted (loss) income per share
Loss from continuing operations	$(0.27)	$(0.42)
Income from discontinued operations	—	0.01

	$(0.27)	$(0.41)

(in thousands of shares)
Weighted average shares outstanding—basic	54,466	43,672
Effect of common share equivalents(1)	—	—

Weighted average shares outstanding—diluted	54,466	43,672

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 555 and 111 for the three months ended March 31, 2011 and 2010, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Three months ended

March 31, 2011

(Unaudited)

(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	PREIT Shareholders				Non- controlling Interest
			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income
Balance January 1, 2011	$704,530	$—	$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257
Comprehensive income (loss):
Net loss	(14,919)	(14,919)			—	(14,318)	(601)
Unrealized gain on derivatives	3,490	3,490			3,349	—	141
Other comprehensive income	497	497			477	—	20

Total comprehensive loss	(10,932)	$(10,932)					(440)

Shares issued under distribution reinvestment and share purchase plan	22		3	19	—	—	—
Shares issued under employee share purchase plan	117		8	109	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,875)		200	(2,075)	—	—	—
Amortization of deferred compensation	2,198		—	2,198	—	—	—
Distributions paid to common shareholders ($0.15 per share)	(8,327)		—	—	—	(8,327)	—
Noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.15 per unit)	(347)		—	—	—	—	(347)
Other distributions to noncontrolling interest, net	(253)		—	—	—	—	(253)

Balance March 31, 2011	$685,133		$55,647	$1,040,274	$(36,167)	$(423,838)	$49,217

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands of dollars)	2011	2010
Cash flows from operating activities:
Net loss	$(14,919)	$(18,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,410	33,935
Amortization	4,706	9,718
Straight-line rent adjustments	(276)	(542)
Provision for doubtful accounts	1,642	1,481
Amortization of deferred compensation	2,198	1,725
Change in assets and liabilities:
Net change in other assets	635	(919)
Net change in other liabilities	(5,095)	(2,492)

Net cash provided by operating activities	20,301	24,402

Cash flows from investing activities:
Repayment of tenant note receivable	—	10,000
Additions to construction in progress	(7,210)	(9,306)
Investments in real estate improvements	(1,703)	(2,100)
Investments in real estate acquisitions, net of cash acquired	—	(27)
Additions to leasehold improvements	(42)	(121)
Investments in partnerships	(132)	(3,275)
Capitalized leasing costs	(1,158)	(885)
Decrease (increase) in cash escrows	288	(256)
Cash distributions from partnerships in excess of equity in income	897	2,247

Net cash used in investing activities	(9,060)	(3,723)

Cash flows from financing activities:
Net proceeds from 2010 Term Loan and Revolving Facility	—	590,000
Net repayment of 2003 Credit Facility	—	(486,000)
Repayment of senior unsecured 2008 Term Loan	—	(170,000)
Proceeds from mortgage loans	—	32,500
Principal installments on mortgage loans	(5,226)	(4,976)
Payment of deferred financing costs	(11)	(14,498)
Dividends paid to common shareholders	(8,327)	(6,666)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(347)	(346)
Shares of beneficial interest issued	139	295
Shares of beneficial interest repurchased, other	(1,875)	(1,025)

Net cash used in financing activities	(15,647)	(60,716)

Net change in cash and cash equivalents	$(4,406)	$(40,037)
Cash and cash equivalents, beginning of period	42,327	74,243

Cash and cash equivalents, end of period	$37,921	$34,206

See accompanying notes to the unaudited consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and the consolidated results of our operations and our cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2011, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2011, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of March 31, 2011 would have been $33.2 million, which is calculated using our March 31, 2011 closing share price on the New York Stock Exchange of $14.27 multiplied by the number of outstanding OP Units held by limited partners, which was 2,329,118 as of March 31, 2011.

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

We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate consolidated operations on a geographic basis. We do not have any significant revenue or asset concentrations, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of our properties are located outside the United States.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives (Level 2) and financial instruments (Level 2) and in our reviews for impairment of real estate assets (Level 3) and goodwill (Level 3).

New Accounting Developments

The Financial Accounting Standards Board has proposed new accounting pronouncements related to fair value accounting for long lived assets, including real estate, and to lease accounting. These pronouncements, if adopted, could have a significant effect on our financial statements. The effective dates of these possible accounting pronouncement changes, if any, are unknown at this time.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2011 and December 31, 2010 were comprised of the following:

(in thousands of dollars)	As of March 31, 2011	As of December 31, 2010
Buildings, improvements and construction in progress	$3,065,336	$3,060,754
Land, including land held for development	526,768	526,714

Total investments in real estate	3,592,104	3,587,468
Accumulated depreciation	(759,991)	(729,086)

Net investments in real estate	$2,832,113	$2,858,382

Discontinued Operations

We have presented as discontinued operations the operating results of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, which were sold in 2010.

The following table summarizes revenue and expense information for our discontinued operations:

(in thousands of dollars)	Three months ended March 31, 2010
Real estate revenue	$3,194
Expenses:
Operating expenses	(770)
Depreciation and amortization	(1,277)
Interest	(625)

Total expenses	(2,672)

Income from discontinued operations	$522

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands of dollars)	2011	2010
Development/Redevelopment Activities:
Salaries and benefits	$215	$405
Real estate taxes	99	329
Interest	397	535
Leasing Activities:
Salaries, commissions and benefits	1,158	885

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.1 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2011 and December 31, 2010:

(in thousands of dollars)	As of March 31, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, at cost:
Retail properties	$400,769	$401,321
Construction in progress	1,874	1,870

Total investments in real estate	402,643	403,191
Accumulated depreciation	(134,044)	(131,228)

Net investments in real estate	268,599	271,963
Cash and cash equivalents	9,357	9,590
Deferred costs and other assets, net	22,532	22,657

Total assets	300,488	304,210

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	351,657	353,335
Other liabilities	13,869	14,454

Total liabilities	365,526	367,789

Net deficit	(65,038)	(63,579)
Partners’ share	(33,753)	(33,025)

(in thousands of dollars)	As of March 31, 2011	As of December 31, 2010
Company’s share	(31,285)	(30,554)
Excess investment(1)	13,289	13,151
Advances	3,576	3,748

Net investments and advances	$(14,420)	$(13,655)

Investment in partnerships, at equity	$30,833	$30,959
Distributions in excess of partnership investments	(45,253)	(44,614)

Net investments and advances	$(14,420)	$(13,655)

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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands of dollars)	2011	2010
Real estate revenue	$18,708	$18,478
Expenses:
Operating expenses	(6,046)	(6,243)
Interest expense	(5,587)	(3,200)
Depreciation and amortization	(3,846)	(3,826)

Total expenses	(15,479)	(13,269)

Net income	3,229	5,209
Less: Partners’ share	(1,603)	(2,592)

Company’s share	1,626	2,617
Amortization of excess investment	(83)	(528)

Equity in income of partnerships	$1,543	$2,089

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement (“2010 Credit Facility”)

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

As of March 31, 2011, there were no amounts outstanding under our Revolving Facility. We pledged $0.6 million under the Revolving Facility as collateral for letters of credit, and the unused portion of our Revolving Facility that was available to us was $149.4 million at March 31, 2011. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of March 31, 2011 was LIBOR plus 4.90%. Deferred financing fee amortization associated with the Revolving Facility for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.1 million, respectively.

As of March 31, 2011, $347.2 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2011 was 6.51%. Interest expense related to the 2010 Term Loan, which was originated on March 11, 2010, was $5.1 million and $1.6 million, respectively, for the three months ended March 31, 2011 and 2010, excluding non-cash amortization of deferred financing fees of $0.6 million and $0.2 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in facilities of this nature. As of March 31, 2011, we were in compliance with all of these covenants. We may be required to apply a portion of the proceeds of any asset sales, joint ventures, new debt financings and equity sales to pay down the 2010 Term Loan and/or any borrowings under the Revolving Facility, depending on the level of our facility debt yield under the applicable covenant, in accordance with the terms of the 2010 Credit Facility.

Exchangeable Notes

As of both March 31, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $2.3 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million, for each of the three months ended March 31, 2011 and 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.90%.

Mortgage Loans

The carrying value (including debt premium of $1.3 million and $1.6 million as of March 31, 2011 and December 31, 2010, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,738.7 million	$1,733.3 million	$1,744.2 million	$1,699.7 million

The mortgage loans contain various customary default provisions. As of March 31, 2011, we were not in default on any of the mortgage loans.

5. CASH FLOW INFORMATION

Cash paid for interest was $30.1 million (net of capitalized interest of $0.4 million) and $30.3 million (net of capitalized interest of $0.5 million) for the three months ended March 31, 2011 and 2010, respectively.

6. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $6.3 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources.

7. DERIVATIVES

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under accounting requirements as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and liabilities are recorded in “Fair value of derivative instruments.” The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the corresponding debt. During the next twelve months, we estimate that $15.8 million will be reclassified as an increase to interest expense in connection with derivatives. To the extent our derivative instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.”

Interest Rate Swaps and Cap

As of March 31, 2011, we had entered into 11 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.41% (excluding the spread on related debt) on a notional amount of $732.6 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements that have a weighted average interest rate of 2.37% (excluding the spread on related debt) on a notional amount of $200.0 million maturing on various dates through March 2013. One of the forward starting swap agreements became effective on April 1, 2011.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On March 31, 2011, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2011 includes a net loss of $11.6 million relating to forward-starting swaps that we cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at March 31, 2011 and December 31, 2010. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

Notional Value	Fair Value at March 31, 2011(1)	Fair Value at December 31, 2010(1)	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$200.0 million	$0.0 million	$(0.2) million	0.61%		April 1, 2011
45.0 million	(0.4) million	(0.8) million	4.02%		June 19, 2011
54.0 million	(0.6) million	(1.1) million	3.84%		July 25, 2011
25.0 million	(0.5) million	(0.5) million	1.83%		December 31, 2012
60.0 million	(1.0) million	(1.2) million	1.74%		March 11, 2013
40.0 million	(0.7) million	(0.8) million	1.82%		March 11, 2013
65.0 million	(3.6) million	(4.2) million	3.60%		September 9, 2013
68.0 million	(4.0) million	(4.5) million	3.69%		September 9, 2013
56.3 million	(3.3) million	(3.8) million	3.73%		September 9, 2013
55.0 million	(2.2) million	(2.6) million	2.90%		November 29, 2013
48.0 million	(2.0) million	(2.3) million	2.90%		November 29, 2013
Interest Rate Cap
16.3 million	0.0 million	0.0 million	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
200.0 million	(2.7) million	(2.5) million	1.78%	April 1, 2011	April 2, 2012
200.0 million	(2.7) million	(2.7) million	2.96%	April 2, 2012	March 11, 2013

	$(23.7) million	$(27.2) million

(1)

As of March 31, 2011 and December 31, 2010, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2011 and December 31, 2010, we did not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations as of March 31, 2011 and 2010:

	Three months ended		Consolidated Statements of Operations location
	March 31, 2011	March 31, 2010
Derivatives in cash flow hedging relationships
Interest Rate Products
Loss recognized in Other comprehensive income on derivatives	$(0.4) million	$(7.9) million	N/A
Gain reclassified from Accumulated other comprehensive loss into income (effective portion)	$4.3 million	$4.9 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2011, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $23.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $26.2 million. We have not breached any of the provisions as of March 31, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.2 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.7 million square feet, of which we own approximately 23.0 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

Our primary business is owning and operating retail shopping malls, which we primarily do through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We provide management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Net loss for the three months ended March 31, 2011 was $14.9 million, a decrease of $3.6 million, compared to a net loss for the three months ended March 31, 2010 of $18.5 million. Our March 31, 2011 results of operations were primarily affected by a decrease in depreciation and amortization expense, partially offset by a decrease in net operating income.

We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. We do not have any significant revenue or asset concentrations, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of March 31, 2011, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the statements of operations caption entitled “Equity in income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

We hold our interest in three of our unconsolidated partnerships through tenancy in common arrangements. For each of these properties, title is held by us and another person or persons, and each has an undivided interest in the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties using the equity method of accounting. The balance sheet items arising from these properties appear under the caption “Investments in partnerships, at equity.” The statements of operations items arising from these properties appear in “Equity in income of partnerships.”

For further information regarding our unconsolidated partnerships, see note 3 to our unaudited consolidated financial statements.

Current Economic and Capital Market Conditions, Our Leverage and our Near Term Capital Needs

The conditions in the economy and the disruptions in the financial markets have reduced business and consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, the sales and profit performance of retailers in general has decreased, sales at many of our properties in particular have decreased, and we have experienced delays or deferred decisions regarding the openings of new retail stores and lease renewals. We continue to adjust our plans and actions to take into account the current environment.

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

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Amended, Restated and Consolidated Senior Secured Credit Agreement (the “2010 Credit Facility”). These steps might include obtaining additional equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past six years, we have invested approximately $1.0 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment project, is $83.0 million, and the amount invested as of March 31, 2011 was $75.2 million. Our projected share of estimated project costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We may spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of March 31, 2011, we had incurred $55.3 million of costs (net of impairment charges recorded in prior years) related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $6.3 million, which is expected to be financed through the $150.0 million revolving line of credit that is part of the 2010 Credit Facility (the “Revolving Facility”), operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $42.4 million.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2011 and 2010, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

The following information sets forth our results of operations for each of the three months ended March 31, 2011 and March 31, 2010.

Overview

Net loss for the three months ended March 31, 2011 was $14.9 million, a decrease of $3.6 million, compared to a net loss of $18.5 million for the three months ended March 31, 2010. Our March 31, 2011 results of operations were primarily affected by a decrease in depreciation and amortization expense, partially offset by a decrease in net operating income.

(in thousands of dollars)	Three Months Ended March 31, 2011	% Change 2010 to 2011	Three Months Ended March 31, 2010
Results of operations:
Real estate revenue	$109,562	(2%)	$111,730
Interest and other income	918	26%	728
Operating expenses	(49,093)	1%	(48,657)
General and administrative expenses	(9,582)	(1%)	(9,687)
Project costs and other expenses	(144)	(51%)	(293)
Interest expense, net	(33,613)	(2%)	(34,206)
Depreciation and amortization	(34,510)	(15%)	(40,730)
Equity in income of partnerships	1,543	(26%)	2,089

Loss from continuing operations	(14,919)	(22%)	(19,026)
Income from discontinued operations	—	(100%)	522

Net loss	$(14,919)	(19%)	$(18,504)

The amounts reflected as “Loss from continuing operations” in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2011 and 2010:

	Occupancy (1) as of March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2011	2010	2011	2010	2011	2010
Retail portfolio weighted average:
Total excluding anchors	86.2%	84.9%	92.3%	89.0%	87.1%	85.6%
Total including anchors	90.4%	89.8%	94.2%	91.7%	90.8%	90.1%
Enclosed malls weighted average:
Total excluding anchors	85.9%	85.1%	94.8%	90.6%	86.5%	85.5%
Total including anchors	90.2%	89.9%	95.9%	92.6%	90.4%	90.0%
Strip and power centers weighted average	96.1%	89.0%	93.3%	91.2%	94.2%	90.5%

(1)

Occupancy for both periods presented includes all tenants irrespective of the term of their agreement. Previously, occupancy was reported excluding tenants having agreements with an initial term of less than one year.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

As of March 31, 2011, retail portfolio weighted average occupancy, including consolidated and unconsolidated properties, had increased by 70 basis points to 90.8% compared to the occupancy as of March 31, 2010. Retail portfolio weighted average occupancy excluding anchors increased by 150 basis points to 87.1% as of March 31, 2011 compared to March 31, 2010. Occupancy increased at 26 of 38 malls and increased or remained unchanged at seven of eight strip and power centers.

Real Estate Revenue

Real estate revenue decreased by $2.2 million, or 2%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to:

•	A decrease of $1.8 million in lease termination revenue as a result of $1.4 million received from three tenants during 2010 that did not recur; and

•

A decrease of $0.5 million in expense reimbursements. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses. In recent years, we have entered into agreements with some tenants experiencing financial difficulties to convert their leases to gross leases or percentage of sales leases, resulting in lower expense reimbursements.

Operating Expenses

Operating expenses increased by $0.4 million, or 1%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to increases in common area maintenance and real estate tax expenses.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP) minus operating expenses (determined in accordance with GAAP), plus our share of revenue and operating expenses of our partnership investments as described below, and includes real estate revenue and operating expenses from properties included in discontinued operations. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the three months ended March 31, 2011 and 2010. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands of dollars)	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Real estate revenue	$118,376	$120,440	(2%)	$484	$3,721	(87%)	$118,860	$124,161	(4%)
Operating expenses	(51,614)	(51,396)	0%	(486)	(1,136)	(57%)	(52,100)	(52,532)	(1%)

Net Operating Income	$66,762	$69,044	(3%)	$(2)	$2,585	(100%)	$66,760	$71,629	(7%)

Total NOI decreased by $4.9 million, or 7%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, including a decrease of $2.6 million relating to Non Same Store properties, which resulted primarily from the sale of five power centers in 2010. See “—Discontinued Operations” below for further information. Same Store NOI decreased by $2.3 million due to a $1.8 million decrease in lease termination revenue, lower expense recoveries and higher common area maintenance expenses and real estate taxes. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

Interest Expense

Interest expense decreased by $0.6 million, or 2%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease was primarily due to a lower overall debt balance, partially offset by higher applicable stated interest rates and decreased capitalized interest after assets were placed in service. Our weighted average borrowing rate was 6.11% for the three months ended March 31, 2011 compared to 5.47% for the three months ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.2 million, or 15%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to:

•	a decrease of $6.8 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010; and,

•

an increase of $0.6 million primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have completed redevelopments that have been placed in service.

Discontinued Operations

We have presented as discontinued operations the operating results of the five power centers that were sold in 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Operating results for properties included in discontinued operations for the three months ended March 31, 2010 were as follows (there were no results of operations from discontinued operations in the three months ended March 31, 2011):

(in thousands of dollars)	Three Months Ended March 31, 2010
Operating results of:
Monroe Marketplace	$248
Sunrise Plaza	183
Pitney Road Plaza	131
New River Valley Center	56
Creekview Center	(96)

Income from discontinued operations	$522

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and as a performance measure for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

The following table presents FFO for the three months ended March 31, 2011 and 2010:

(in thousands, except per share amounts)	Three Months Ended March 31, 2011	% Change 2010 to 2011	Three Months Ended March 31, 2010
Funds from operations	$21,309	(17%)	$25,523

Funds from operations per diluted share and OP Unit	$0.37	(33%)	$0.55

Weighted average number of shares outstanding	54,466		43,672
Weighted average effect of full conversion of OP Units	2,329		2,329
Effect of common share equivalents	555		111

Total weighted average shares outstanding, including OP Units	57,350		46,112

FFO was $21.3 million for the three months ended March 31, 2011, a decrease of $4.2 million, or 17%, compared to FFO of $25.5 million for the three months ended March 31, 2010. This decrease was primarily due to:

•	the sale of five power centers in 2010; and

•	a decrease in Same Store NOI, including a $1.8 million decrease in lease termination revenue.

FFO per diluted share and OP Unit decreased $0.18 per share to $0.37 per share for the three months ended March 31, 2011, compared to $0.55 per share for the three months ended March 31, 2010. The weighted average shares outstanding on March 31, 2011 used to determine FFO per share reflects our issuance of 10,350,000 common shares in a public offering in May 2010.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our unaudited Consolidated Statements of Operations results for different periods determined in accordance with GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income/loss that do not relate to or are not indicative of operating performance, such as various non-recurring items that are considered extraordinary under GAAP, gains on sales of operating real estate and depreciation and amortization of real estate. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three Months Ended March 31, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$109,562	$9,298	$—	$118,860
Operating expenses	(49,093)	(3,007)	—	(52,100)

Net operating income	60,469	6,291	—	66,760
General and administrative expenses	(9,582)	—	—	(9,582)
Interest and other income	918	—	—	918
Project costs and other expenses	(144)	—	—	(144)
Interest expense, net	(33,613)	(2,778)	—	(36,391)
Depreciation on non real estate assets	(252)	—	—	(252)

Funds from operations	17,796	3,513	—	21,309
Depreciation on real estate assets	(34,258)	(1,970)	—	(36,228)
Equity in income of partnerships	1,543	(1,543)	—	—

Net loss	$(14,919)	$—	$—	$(14,919)

	Three Months Ended March 31, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$111,730	$9,237	$3,194	$124,161
Operating expenses	(48,657)	(3,105)	(770)	(52,532)

Net operating income	63,073	6,132	2,424	71,629
General and administrative expenses	(9,687)	—	—	(9,687)
Interest and other income	728	—	—	728
Project costs and other expenses	(293)	—	—	(293)
Interest expense, net	(34,206)	(1,584)	(625)	(36,415)
Depreciation on non real estate assets	(439)	—	—	(439)

Funds from operations	19,176	4,548	1,799	25,523
Depreciation on real estate assets	(40,291)	(2,459)	(1,277)	(44,027)
Equity in income of partnerships	2,089	(2,089)	—	—
Income from discontinued operations	522	—	(522)	—

Net loss	$(18,504)	$—	$—	$(18,504)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2011 were $8.7 million, based on distributions of $0.15 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain of our remaining obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions and renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

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

Amended, Restated and Consolidated Senior Secured Credit Agreement (“2010 Credit Facility”)

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

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one (which ended on April 1, 2011), 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.7 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will mature in April 2012.

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

The aggregate amount of the Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility was required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if we exercise our right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property), resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan. We used $160.6 million of the proceeds from our May 2010 equity offering to repay borrowings under the 2010 Credit Facility, satisfying all three of these paydown requirements, and no mandatory paydown provisions remain in effect, although we may be required to apply a portion of the proceeds of any asset sale, joint venture, new debt financing or equity sale to pay down the 2010 Term Loan or any borrowings under the Revolving Facility in accordance with the 2010 Credit Facility.

As of March 31, 2011, there were no amounts outstanding under our Revolving Facility. We pledged $0.6 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $149.4 million at March 31, 2011. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of March 31, 2011 was LIBOR plus 4.90%. Deferred financing fee amortization associated with the Revolving Facility for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.1 million, respectively.

As of March 31, 2011, $347.2 million was outstanding under the 2010 Term Loan under the 2010 Credit Facility. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2011 was 6.51%. Interest expense related to the 2010 Term Loan, which was originated on March 11, 2010, was $5.1 million and $1.6 million, respectively, for the three months ended March 31, 2011 and 2010, excluding non-cash amortization of deferred financing fees of $0.6 million and $0.2 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in facilities of this nature. As of March 31, 2011, we were in compliance with all of these covenants. We may be required to apply a portion of the proceeds of any asset sales, joint ventures, new debt financings and equity sales to pay down the 2010 Term Loan and/or any borrowings under the Revolving Facility, depending on the level of our facility debt yield under the applicable covenant, in accordance with the terms of the 2010 Credit Facility.

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

Exchangeable Notes

As of both March 31, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $2.3 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million, for each of the three months ended March 31, 2011 and 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.90%.

Interest Rate Derivative Agreements

As of March 31, 2011, we had entered into 11 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.41% (excluding the spread on the related debt) on a notional amount of $732.6 million maturing on various dates through November 2013. Additionally, as of March 31, 2011, we had entered into two forward starting interest rate swap agreements that have a weighted average interest rate of 2.37% (excluding the spread on the related debt) on a notional amount of $200.0 million maturing on various dates through March 2013. One of the forward starting swap agreements became effective on April 1, 2011.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on a quarterly basis. On March 31, 2011, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of March 31, 2011, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $23.7 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of March 31, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $23.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $26.2 million. We had not breached any of the provisions as of March 31, 2011.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped or capped to fixed rates, one mortgage loan bears interest at a variable rate, and the interest rate on one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to fixed interest rates, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at March 31, 2011. The variable rate mortgage loans had a weighted average interest rate of 2.80% (excluding the spread on the related debt) at March 31, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.80% at March 31, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of March 31, 2011.

	Payments by Period
(in thousands of dollars)	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments	$76,604	$15,519	$33,082	$23,516	$4,487
Balloon payments(1)	1,660,849	103,918	790,411	369,879	396,641

Total	$1,737,453	$119,437	$823,493	$393,395	$401,128

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

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2011 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Mortgage loans	$1,737,453	$119,437	$823,493	$393,395	$401,128
Interest on mortgage loans	330,367	73,681	159,877	81,797	15,012
Exchangeable Notes	136,900	—	136,900	—	—
Interest on Exchangeable Notes	6,389	4,107	2,282	—	—
2010 Term Loan(1)	347,200	—	347,200	—	—
Interest on 2010 Term Loan	68,093	15,702	46,177	6,214	—
Operating leases	7,121	1,731	3,956	1,431	3
Ground leases	50,727	705	1,463	1,368	47,191
Development and redevelopment commitments (2)	6,347	6,347	—	—	—

Total	$2,690,597	$221,710	$1,521,348	$484,205	$463,334

(1)

The 2010 Term Loan has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a rate of 1.77% (excluding the spread on the related debt) for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one (which ended on April 1, 2011), 1.78% for year two and 2.96% for the balance of the initial term, excluding the spread on the related debt. The swap that was associated with year two became effective on April 1, 2011. Additionally, $15.7 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will mature in April 2012.

(2)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $20.3 million for the three months ended March 31, 2011 compared to $24.4 million for the three months ended March 31, 2010. The decrease in cash from operating activities in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to decreased net operating income as the result of a $1.8 million decrease in lease termination revenue and increased common area maintenance expenses and real estate taxes.

Cash flows used in investing activities were $9.1 million for the three months ended March 31, 2011 compared to cash flows used in investing activities of $3.7 million for the three months ended March 31, 2010. Investing activities for the three months ended March 31, 2011 reflect investment in construction in progress of $7.2 million and real estate improvements of $1.7 million, primarily relating to our ongoing maintenance of our properties. Investing activities for the three months ended March 31, 2010 reflect investment in construction in progress of $9.3 million and real estate improvements of $2.1 million, which primarily relate to our development and redevelopment activities, offset by a $10.0 million decrease in notes receivable from tenants.

Cash flows used in financing activities were $15.6 million for the three months ended March 31, 2011 compared to cash flows used in financing activities of $60.7 million for the three months ended March 31, 2010. Cash flows from financing activities for the three months ended March 31, 2011 included dividends and distributions of $8.7 million and principal installments on mortgage loans of $5.2 million. Cash flows used in financing activities for the three months ended March 31, 2010 reflected the refinancing of our 2003 Credit Facility and 2008 Term Loan. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $14.5 million in deferred financing costs in the three months ended March 31, 2010, primarily relating to this refinancing. We also received $32.5 million in proceeds from a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw on the mortgage loan at Lycoming Mall in the three months ended March 31, 2010.

COMMITMENTS

In connection with our redevelopment projects and capital improvements at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $6.3 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $42.4 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources—Capital Resources.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2011 our consolidated debt portfolio consisted primarily of $347.2 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 5.81%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $2.3 million, and $1,738.7 million in fixed and variable rate mortgage loans, including $1.3 million of mortgage debt premium.

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

The fixed mortgage loan balances, including mortgage loans that have been swapped to fixed interest rates, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at March 31, 2011. The variable rate mortgage loans had a weighted average interest rate of 2.80% (excluding the spread on the related debt) at March 31, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.80% at March 31, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2011	$114,519		5.84%	$4,918		1.55	%(1)
2012	$515,731	(2)	5.45%	—		—
2013	$741,612	(3)	5.56%	$50,250	(4)	5.21	%(1)
2014	$111,436		6.57%	—		—
2015	$281,959		5.81%	—		—
2016 and thereafter	$401,128		5.65%	—		—

(1)	Based on the weighted average interest rate in effect as of March 31, 2011.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes $300.0 million of the 2010 Term Loan. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted average rate of 1.77% (excluding the spread on the related debt) for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one (which ended on April 1, 2011), 1.78% for year two and 2.96% for the balance of the initial term, excluding the spread on the related debt. The swap that is associated with year two became effective on April 1, 2011.

(4)

Includes $47.2 million of the 2010 Term Loan, $31.5 million of which has not been swapped to a fixed interest rate and $15.7 million of which is subject to a LIBOR cap with a strike rate of 2.50%. The LIBOR cap will mature in April 2012.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2011 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $42.7 million at March 31, 2011. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $44.7 million at March 31, 2011. Based on the variable rate debt included in our debt portfolio as of March 31, 2011, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.6 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 7 of the notes to our unaudited consolidated financial statements.

As of March 31, 2011, we had an aggregate $732.6 million in notional amount of swap agreements settling on various dates through November 2013. We also had an aggregate of $200.0 million in notional amount of forward starting interest rate swap agreements maturing on various dates through March 2013.

Because the information presented above includes only those exposures that existed as of March 31, 2011, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2011 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2011	—	$—	—	$—
February 1—February 28, 2011	123,752	15.15	—	—
March 1 —March 31, 2011	—	—	—	—

Total	123,752	$15.15	—	$—

ITEM 6.	EXHIBITS.

10.1	Pennsylvania Real Estate Investment Trust 2011-2013 Restricted Share Unit Program.

10.2	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 29, 2011	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

10.1*	Pennsylvania Real Estate Investment Trust 2011-2013 Restricted Share Unit Program.

10.2*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
**	furnished herewith