Form 10-Q
period 2011-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2011-08-01
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at July 29, 2011: 55,687,301

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations – Three and Six Months Ended June 30, 2011 and 2010	2

	Consolidated Statements of Equity and Comprehensive Income – Six Months Ended June 30, 2011	4

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Not Applicable	—

Item 4.	Not Applicable	—

Item 5.	Not Applicable	—

Item 6.	Exhibits	38

Signatures		39

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	June 30, 2011	December 31, 2010
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,465,976	$3,448,900
Construction in progress	117,908	121,547
Land held for development	15,363	17,021

Total investments in real estate	3,599,247	3,587,468
Accumulated depreciation	(792,682)	(729,086)

Net investments in real estate	2,806,565	2,858,382

INVESTMENTS IN PARTNERSHIPS, at equity:	25,784	30,959
OTHER ASSETS:
Cash and cash equivalents	24,163	42,327
Tenant and other receivables (net of allowance for doubtful accounts of $21,911 and $22,083 at June 30, 2011 and December 31, 2010, respectively)	29,263	40,732
Intangible assets (net of accumulated amortization of $56,055 and $52,904 at June 30, 2011 and December 31, 2010, respectively)	12,636	15,787
Deferred costs and other assets	87,081	91,930

Total assets	$2,985,492	$3,080,117

LIABILITIES:
Mortgage loans payable (including debt premium of $993 and $1,569 at June 30, 2011 and December 31, 2010, respectively)	$1,733,356	$1,744,248
Exchangeable notes (net of debt discount of $1,842 and $2,809 at June 30, 2011 and December 31, 2010, respectively)	135,058	134,091
2010 Term Loan	240,000	347,200
Revolving Facility	70,000	—
Tenants’ deposits and deferred rent	15,016	16,583
Distributions in excess of partnership investments	56,248	44,614
Fair value of derivative instruments	25,456	27,233
Accrued expenses and other liabilities	52,308	61,618

Total liabilities	2,327,442	2,375,587
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,685,645 shares at June 30, 2011 and 55,436,003 shares at December 31, 2010	55,686	55,436
Capital contributed in excess of par	1,042,840	1,040,023
Accumulated other comprehensive loss	(38,056)	(39,993)
Distributions in excess of net income	(450,444)	(401,193)

Total equity—PREIT	610,026	654,273
Noncontrolling interest	48,024	50,257

Total equity	658,050	704,530

Total liabilities and equity	$2,985,492	$3,080,117

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2011	2010	2011	2010
REVENUE:
Real estate revenue:
Base rent	$70,934	$71,013	$142,694	$142,854
Expense reimbursements	31,355	32,175	65,118	66,410
Percentage rent	715	641	1,696	1,525
Lease termination revenue	693	373	718	2,181
Other real estate revenue	3,694	3,498	6,727	6,460

Total real estate revenue	107,391	107,700	216,953	219,430
Interest and other income	809	598	1,727	1,326

Total revenue	108,200	108,298	218,680	220,756
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,260)	(34,932)	(72,564)	(71,501)
Utilities	(6,078)	(6,165)	(11,909)	(12,466)
Other operating expenses	(6,129)	(6,349)	(12,087)	(12,136)

Total operating expenses	(47,467)	(47,446)	(96,560)	(96,103)
Depreciation and amortization	(36,614)	(40,274)	(71,124)	(81,004)
Other expenses:
General and administrative expenses	(10,433)	(9,617)	(20,015)	(19,303)
Project costs and other expenses	(353)	(161)	(497)	(455)

Total other expenses	(10,786)	(9,778)	(20,512)	(19,758)
Interest expense, net	(34,941)	(37,998)	(68,554)	(72,204)

Total expenses	(129,808)	(135,496)	(256,750)	(269,069)
Loss before equity in income of partnerships and discontinued operations	(21,608)	(27,198)	(38,070)	(48,313)
Equity in income of partnerships	1,147	2,948	2,690	5,038
Gains on sales of real estate	1,450	—	1,450	—

Loss from continuing operations	(19,011)	(24,250)	(33,930)	(43,275)

Income from discontinued operations	—	600	—	1,121

Net loss	(19,011)	(23,650)	(33,930)	(42,154)
Less: net loss attributed to noncontrolling interest	763	964	1,364	1,842

Net loss attributable to PREIT	$(18,248)	$(22,686)	$(32,566)	$(40,312)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars, except per share amounts)	2011	2010	2011	2010
Loss from continuing operations	$(19,011)	$(24,250)	$(33,930)	$(43,275)
Noncontrolling interest in continuing operations	763	988	1,364	1,886
Dividends on unvested restricted shares	(144)	(168)	(262)	(266)

Loss from continuing operations used to calculate earnings per share—basic and diluted	$(18,392)	$(23,430)	$(32,828)	$(41,655)

Income from discontinued operations	$—	$600	$—	$1,121
Noncontrolling interest in discontinued operations	—	(24)	—	(44)

Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$576	$—	$1,077

Basic (loss) income per share
Loss from continuing operations	$(0.34)	$(0.46)	$(0.60)	$(0.88)
Income from discontinued operations	—	0.01	—	0.02

	$(0.34)	$(0.45)	$(0.60)	$(0.86)

Diluted (loss) income per share
Loss from continuing operations	$(0.34)	$(0.46)	$(0.60)	$(0.88)
Income from discontinued operations	—	0.01	—	0.02

	$(0.34)	$(0.45)	$(0.60)	$(0.86)

(in thousands of shares)
Weighted average shares outstanding—basic	54,680	50,317	54,567	47,013
Effect of common share equivalents(1)	—	—	—	—

Weighted average shares outstanding—diluted	54,680	50,317	54,567	47,013

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 851 and 587 for the three months ended June 30, 2011 and 2010, respectively, and 922 and 349 for the six months ended June 30, 2011 and 2010, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Six months ended

June 30, 2011

(Unaudited)

(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	PREIT Shareholders				Non- controlling Interest
			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income
Balance January 1, 2011	$704,530	$—	$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257
Comprehensive income (loss):
Net loss	(33,930)	(33,930)			—	(32,566)	(1,364)
Unrealized gain on derivatives	1,775	1,775			1,704	—	71
Other comprehensive income	242	242			233	—	9

Total comprehensive loss	(31,913)	$(31,913)					(1,284)

Shares issued under distribution reinvestment and share purchase plan	54		4	50	—	—	—
Shares issued under employee share purchase plan	262		18	244	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,875)		228	(2,103)	—	—	—
Amortization of deferred compensation	4,626		—	4,626	—	—	—
Distributions paid to common shareholders ($0.30 per share)	(16,685)		—	—	—	(16,685)	—
Noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.30 per unit)	(697)		—	—	—	—	(697)
Other distributions to noncontrolling interest, net	(252)		—	—	—	—	(252)

Balance June 30, 2011	$658,050		$55,686	$1,042,840	$(38,056)	$(450,444)	$48,024

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands of dollars)	2011	2010
Cash flows from operating activities:
Net loss	$(33,930)	$(42,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64,960	67,867
Amortization	9,574	21,695
Straight-line rent adjustments	165	(929)
Provision for doubtful accounts	2,825	3,190
Amortization of deferred compensation	4,626	3,803
Gains on sales of real estate	(1,450)	—
Change in assets and liabilities:
Net change in other assets	11,746	11,500
Net change in other liabilities	(6,748)	(2,921)

Net cash provided by operating activities	51,768	62,051

Cash flows from investing activities:
Additions to construction in progress	(4,954)	(12,943)
Investments in real estate improvements	(17,269)	(7,178)
Cash proceeds from sales of real estate	7,346	—
Additions to leasehold improvements	(135)	(142)
Investments in partnerships	(64)	(6,179)
Capitalized leasing costs	(2,524)	(2,141)
Decrease (increase) in cash escrows	844	(1,380)
Repayment of tenant note receivable	—	10,000
Cash distributions from partnerships in excess of equity in income	16,873	4,893

Net cash provided by (used in) investing activities	117	(15,070)

Cash flows from financing activities:
Paydown of 2010 Term Loan	(7,200)	(106,500)
Net repayment of Revolving Facility	(30,000)	(70,000)
Net proceeds from 2010 Term Loan and Revolving Facility	—	590,000
Net repayment of 2003 Credit Facility	—	(486,000)
Repayment of senior unsecured 2008 Term Loan	—	(170,000)
Proceeds from mortgage loans	—	32,500
Repayment of mortgage loans	—	(750)
Principal installments on mortgage loans	(10,316)	(9,998)
Payment of deferred financing costs	(3,592)	(15,727)
Dividends paid to common shareholders	(16,685)	(14,966)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(697)	(695)
Shares of beneficial interest issued	316	161,188
Shares of beneficial interest repurchased, other	(1,875)	(1,026)

Net cash used in financing activities	(70,049)	(91,974)

Net change in cash and cash equivalents	$(18,164)	$(44,993)
Cash and cash equivalents, beginning of period	42,327	74,243

Cash and cash equivalents, end of period	$24,163	$29,250

See accompanying notes to the unaudited consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2011, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2011, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of June 30, 2011 would have been $36.6 million, which is calculated using our June 30, 2011 closing share price on the New York Stock Exchange of $15.70 multiplied by the number of outstanding OP Units held by limited partners, which was 2,329,118 as of June 30, 2011.

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

Beginning in fiscal years after December 15, 2011, we will adopt new accounting requirements relating to the presentation of comprehensive income. These accounting requirements will increase the prominence of other comprehensive income in our financial statements. We will have the option to present the components of net income and comprehensive income in either one or two financial statements. The new accounting requirements eliminate the option to present other comprehensive income in the statement of changes in equity. We will apply these changes retrospectively. The adoption of these new accounting requirements is not expected to have a material effect on our financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2011 and December 31, 2010 were comprised of the following:

(in thousands of dollars)	As of June 30, 2011	As of December 31, 2010
Buildings, improvements and construction in progress	$3,077,310	$3,060,754
Land, including land held for development	521,937	526,714

Total investments in real estate	3,599,247	3,587,468
Accumulated depreciation	(792,682)	(729,086)

Net investments in real estate	$2,806,565	$2,858,382

Dispositions

In May 2011, we sold a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania for $1.4 million. We recorded a gain of $0.7 million from this sale.

In May 2011, we sold a condominium interest in the mall at Voorhees Town Center in Voorhees, New Jersey for $5.9 million. We recorded a gain of $0.7 million from this sale.

Discontinued Operations

We have presented as discontinued operations the operating results of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, all of which are power centers that were sold in 2010. We retained several undeveloped parcels for future development or sale at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza.

The following table summarizes revenue and expense information for the three and six months ended June 30, 2010 for our discontinued operations. There was no income from discontinued operations in 2011:

(in thousands of dollars)	Three months ended June 30, 2010	Six months ended June 30, 2010
Real estate revenue	$3,155	$6,348
Expenses:
Operating expenses	(604)	(1,374)
Depreciation and amortization	(1,324)	(2,601)
Interest	(627)	(1,252)

Total expenses	(2,555)	(5,227)

Income from discontinued operations	$600	$1,121

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2011	2010	2011	2010
Development/Redevelopment Activities:
Salaries and benefits	$206	$211	$422	$616
Real estate taxes	22	2	69	331
Interest	367	943	765	1,478
Leasing Activities:
Salaries, commissions and benefits	1,366	1,256	2,524	2,141

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.1 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2011 and December 31, 2010:

(in thousands of dollars)	As of June 30, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, at cost:
Retail properties	$402,017	$401,321
Construction in progress	1,985	1,870

Total investments in real estate	404,002	403,191
Accumulated depreciation	(138,200)	(131,228)

Net investments in real estate	265,802	271,963
Cash and cash equivalents	10,482	9,590
Deferred costs and other assets, net	23,832	22,657

Total assets	300,116	304,210

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	383,649	353,335
Other liabilities	13,914	14,454

Total liabilities	397,563	367,789

Net deficit	(97,447)	(63,579)
Partners’ share	(49,922)	(33,025)
Company’s share	(47,525)	(30,554)
Excess investment(1)	13,541	13,151
Advances	3,520	3,748

Net investments and advances	$(30,464)	$(13,655)

Investment in partnerships, at equity	$25,784	$30,959
Distributions in excess of partnership investments	(56,248)	(44,614)

Net investments and advances	$(30,464)	$(13,655)

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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2011	2010	2011	2010
Real estate revenue	$18,604	$19,596	$37,312	$37,748
Expenses:
Operating expenses	(5,795)	(5,815)	(11,841)	(12,057)
Interest expense	(5,750)	(3,759)	(11,337)	(6,943)
Depreciation and amortization	(4,625)	(4,111)	(8,470)	(7,936)

Total expenses	(16,170)	(13,685)	(31,648)	(26,936)

Net income	2,434	5,911	5,664	10,812
Less: Partners’ share	(1,204)	(2,942)	(2,807)	(5,379)

Company’s share	1,230	2,969	2,857	5,433
Amortization of excess investment	(83)	(21)	(167)	(395)

Equity in income of partnerships	$1,147	$2,948	$2,690	$5,038

In June 2011, the unconsolidated partnership that owns Red Rose Commons in Lancaster, Pennsylvania entered into a new $29.9 million, 10 year mortgage loan with a fixed interest rate of 5.14% to replace the prior mortgage on the property that had a balance of $24.2 million. After the repayment of the prior mortgage, the partnership distributed to us excess proceeds of $2.1 million. Our interest in the unconsolidated partnership is 50%.

In June 2011, the unconsolidated partnership that owns The Court at Oxford Valley in Langhorne, Pennsylvania entered into a new $60.0 million, 10 year mortgage loan with a fixed interest rate of 5.56% to replace the prior mortgage on the property that had a balance of $32.0 million. After the repayment of the prior mortgage, the partnership distributed to us excess proceeds of $12.8 million. Our interest in the unconsolidated partnership is 50%.

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

In March 2010, we entered into the 2010 Credit Facility (as defined below), which consisted of a revolving line of credit with an original capacity of $150.0 million (the “Revolving Facility”) and term loans with an original aggregate balance of $520.0 million and a balance prior to the amendment described below of $340.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, and as amended as described below, the “2010 Credit Facility”).

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million and we repaid $100.0 million of the 2010 Term Loan with proceeds from the Revolving Facility, after which the 2010 Term Loan had a balance of $240.0 million. The amendment also extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory pay down requirements from capital events, among other changes.

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect is 4.00% per annum over LIBOR.

The amendment also modifies several of the financial covenants under the 2010 Credit Facility. The maximum permitted leverage ratio has been reduced to 70% from 75%, and the Corporate Debt Yield, as defined, is required to be at least 9.50% until March 30, 2012, then at least 9.75% for the next year, and at least 10.00% after March 31, 2013. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our collateral properties. The range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010 Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitment can be obtained, and provided that the minimum facility debt will be increased to 11.00%, under specified conditions and subject to certain financial covenants.

In addition to the covenants described above, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of June 30, 2011, we were in compliance with all of these covenants.

As of June 30, 2011, $70.0 million was outstanding under our Revolving Facility. We pledged $0.6 million as collateral for letters of credit, and the unused portion that was available to us was $179.4 million at June 30, 2011. In July 2011, we repaid $25.0 million of the outstanding amount under the Revolving Facility. After this paydown, the outstanding amount under the Revolving Facility was $45.0 million, $0.6 million was pledged as collateral for letters of credit and the unused portion that was available to us was $204.4 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of June 30, 2011 was 4.19%. Interest expense related to the Revolving Facility was $0.6 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees.

As of June 30, 2011, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and six months ended June 30, 2011 were 5.85% and 5.89%, respectively. Interest expense related to the 2010 Term Loan was $5.6 million and $6.5 million, respectively, for the three months ended June 30, 2011 and 2010, and $10.7 million and $8.3 million, respectively, for the six months ended June 30, 2011 and 2010, excluding non-cash amortization of deferred financing fees.

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended June 30, 2011 and 2010 was $1.0 million and $3.4 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the six months ended June 30, 2011 and 2010 was $1.9 million and $3.7 million, respectively.

Exchangeable Notes

As of both June 30, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $1.8 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended June 30, 2011 and June 30, 2010, was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. Interest expense was $2.7 million for each of the six months ended June 30, 2011 and 2010, excluding the non-cash amortization of debt discount of $1.0 million and $0.9 million respectively, and the non-cash amortization of deferred financing fees was $0.4 million and $0.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.90%.

Mortgage Loans

The carrying value (including debt premium of $1.0 million and $1.6 million as of June 30, 2011 and December 31, 2010, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,733.4 million	$1,764.5 million	$1,744.2 million	$1,699.7 million

The mortgage loans contain various customary default provisions. As of June 30, 2011, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, we now pay principal and interest on the mortgage loan based on a 25 year term.

In June 2011, in connection with the amendment of the 2010 Credit Facility, the lenders released the second mortgage on New River Valley Mall in Christiansburg, Virginia and that property is no longer one of the collateral properties securing the 2010 Credit Facility.

In July 2011, we entered into a $27.7 million, five year mortgage loan with two one-year extension options secured by a portion of 801 Market Street in Philadelphia, Pennsylvania. The mortgage loan has a variable interest rate of LIBOR plus 2.10%.

In July 2011, we exercised the first of two one-year extension options on the $54.0 million interest only mortgage loan secured by Paxton Towne Centre in Harrisburg, Pennsylvania.

5. CASH FLOW INFORMATION

Cash paid for interest was $63.8 million (net of capitalized interest of $0.7 million) and $65.8 million (net of capitalized interest of $1.5 million) for the six months ended June 30, 2011 and 2010, respectively.

Significant Non-Cash Transactions

In connection with the June 2011 amendment to the 2010 Credit Facility, we reduced the amount outstanding under the 2010 Term Loan by $100.0 million and increased the amount outstanding under the 2010 Revolving Facility by $100.0 million.

6. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with our redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.9 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources.

7. DERIVATIVES

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments such as derivatives. We do not use financial instruments for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under accounting requirements as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.” The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the corresponding debt. During the next twelve months, we estimate that $16.0 million will be reclassified as an increase to interest expense in connection with derivatives and related transactions. To the extent our derivative instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.”

Interest Rate Swaps and Cap

As of June 30, 2011, we had entered into 10 interest rate swap agreements and one interest rate cap agreement that collectively have a weighted average interest rate of 2.65% (excluding the spread on related debt) on a notional amount of $687.5 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement that has an interest rate of 2.96% (excluding the spread on related debt) on a notional amount of $200.0 million maturing in March 2013.

We entered into these interest rate swap agreements (including the forward starting swap agreement) and the cap agreement in order to hedge the interest payments associated with our LIBOR-based debt. We have assessed the effectiveness of these interest rate swap agreements and the cap agreement as hedges at inception and on a quarterly basis. On June 30, 2011, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2011 includes a net loss of $11.3 million relating to swaps that we cash settled and are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at June 30, 2011 and December 31, 2010. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent the amount of exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

Notional Value	Fair Value at June 30, 2011(1)		Fair Value at December 31, 2010(1)	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$200.0 million	$	N/A	$(0.2) million	0.61%		April 1, 2011
45.0 million		N/A	(0.8) million	4.02%		June 19, 2011
54.0 million		(0.1) million	(1.1) million	3.84%		July 25, 2011
200.0 million		(2.2) million	(2.5) million	1.78%		April 2, 2012
25.0 million		(0.5) million	(0.5) million	1.83%		December 31, 2012
60.0 million		(1.2) million	(1.2) million	1.74%		March 11, 2013
40.0 million		(0.9) million	(0.8) million	1.82%		March 11, 2013
65.0 million		(3.9) million	(4.2) million	3.60%		September 9, 2013
68.0 million		(4.2) million	(4.5) million	3.69%		September 9, 2013
56.3 million		(3.5) million	(3.8) million	3.73%		September 9, 2013
55.0 million		(2.7) million	(2.6) million	2.90%		November 29, 2013
48.0 million		(2.3) million	(2.3) million	2.90%		November 29, 2013
Interest Rate Cap
16.3 million		0.0 million	0.0 million	2.50%		April 2, 2012
Forward Starting Interest Rate Swap
200.0 million		(4.0) million	(2.7) million	2.96%	April 2, 2012	March 11, 2013

		$(25.5) million	$(27.2) million

(1)

As of June 30, 2011 and December 31, 2010, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2011 and December 31, 2010, we did not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended		Consolidated Statement of Operations location
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Derivatives in cash flow hedging relationships
Interest Rate Products
Loss recognized in Other comprehensive income on derivatives	$(6.6) million	$(13.3) million	$(7.0) million	$(21.1) million	N/A
Gain reclassified from Accumulated other comprehensive loss into income (effective portion)	$4.9 million	$4.3 million	$9.0 million	$9.1 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2011, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our mortgage loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $25.5 million. If we had breached any of the default provisions in these agreements as of June 30, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $28.2 million. We have not breached any of the default provisions as of June 30, 2011.

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

Our revenue consists primarily of fixed rental income, additional rent in the form of expense reimbursements, and percentage rent (rent that is based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing properties. We also receive income from our real estate partnership investments and from the management and leasing services PRI provides.

Net loss for the three months ended June 30, 2011 was $19.0 million, a decrease of $4.7 million compared to a net loss for the three months ended June 30, 2010 of $23.7 million. Net loss for the six months ended June 30, 2011 was $33.9 million, a decrease of $8.3 million compared to a net loss for the six months ended June 30, 2010 of $42.2 million. Our June 30, 2011 results of operations were primarily affected by decreases in interest expense and in depreciation and amortization expense and gains on sales, partially offset by a decrease in net operating income.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of June 30, 2011, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Amended, Restated and Consolidated Senior Secured Credit Agreement (as amended, the “2010 Credit Facility”). These steps might include obtaining additional equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past six years, we have invested approximately $1.1 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment project, is $83.0 million, and the amount invested as of June 30, 2011 was $72.9 million. Our estimated project costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We might spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of June 30, 2011, we had incurred $55.6 million of costs (net of impairment charges recorded in prior years) related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.9 million, which is expected to be financed through the $250.0 million revolving line of credit that is part of the 2010 Credit Facility (the “Revolving Facility”), operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $84.6 million.

Acquisitions and Dispositions

See note 2 to our unaudited consolidated financial statements for a description of our acquisitions and dispositions in 2011.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2011 and 2010, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

RESULTS OF OPERATIONS

The following information sets forth our results of operations for each of the three and six months ended June 30, 2011 and June 30, 2010.

Overview

Net loss for the three months ended June 30, 2011 was $19.0 million, a decrease of $4.7 million compared to a net loss of $23.7 million for the three months ended June 30, 2010. Net loss for the six months ended June 30, 2011 was $33.9 million, a decrease of $8.3 million compared to a net loss for the six months ended June 30, 2010 of $42.2 million. Our June 30, 2011 results of operations were primarily affected by decreases in interest expense and in depreciation and amortization expense and gains on sales, partially offset by a decrease in net operating income.

	Three months ended June 30,		% Change 2010 to 2011		Six months ended June 30,		% Change 2010 to 2011
(in thousands of dollars)	2011	2010			2011	2010
Real estate revenue	$107,391	$107,700	0%		$216,953	$219,430	(1%)
Interest and other income	809	598	35%		1,727	1,326	30%
Operating expenses	(47,467)	(47,446)	0%		(96,560)	(96,103)	0%
Depreciation and amortization	(36,614)	(40,274)	(9%)		(71,124)	(81,004)	(12%)
General and administrative expenses	(10,433)	(9,617)	8%		(20,015)	(19,303)	4%
Project costs and other expenses	(353)	(161)	119%		(497)	(455)	9%
Interest expense, net	(34,941)	(37,998)	(8%)		(68,554)	(72,204)	(5%)
Equity in income of partnerships	1,147	2,948	(61%)		2,690	5,038	(47%)
Gains on sales of real estate	1,450	—	100%		1,450	—	100%
Income from discontinued operations	—	600	(100%)		—	1,121	(100%)

Net loss	$(19,011)	$(23,650)	(20%	)	$(33,930)	$(42,154)	(20%	)

The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations that are presented in the line item “Income from discontinued operations,” and unconsolidated properties that are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2011 and 2010:

	Occupancy (1) as of June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2011	2010	2011	2010	2011	2010
Retail portfolio weighted average:
Total excluding anchors	86.1%	85.8%	92.1%	93.3%	87.1%	86.9%
Total including anchors	90.3%	90.2%	94.1%	94.9%	90.8%	90.8%
Malls weighted average:
Total excluding anchors	85.8%	85.4%	94.1%	93.4%	86.3%	85.9%
Total including anchors	90.1%	90.0%	95.3%	94.9%	90.3%	90.2%
Strip and power centers weighted average	97.0%	96.6%	93.4%	95.0%	94.5%	95.5%

(1)

Occupancy for both periods presented includes all tenants irrespective of the terms of their agreements. Previously, occupancy was reported excluding tenants having agreements with an initial term of less than one year. Occupancy including anchors increased at 24 of 38 malls and increased or remained unchanged at five of eight strip and power centers.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the three and six months ended June 30, 2011, including consolidated and unconsolidated properties.

			Average Base Rent psf		Change in Base Rent psf		Annualized Tenant Improvements psf (3)
	Number	GLA	Previous	New	Dollar	Percentage
New Leases - Previously Leased Space:
1st Quarter (1)	21	77,140	$22.24	$19.68	$(2.56)	(11.5%)	$1.39
2nd Quarter (2)	27	82,868	21.79	21.97	0.18	0.8%	1.45

Total/Average	48	160,008	$22.01	$20.87	$(1.14)	(5.2%)	$1.42

New Leases - Previously Vacant Space: (4)
1st Quarter	20	86,463	N/A	$16.86	$16.86	N/A	$2.05
2nd Quarter	39	110,003	N/A	18.38	18.38	N/A	3.40

Total/Average	59	196,466	N/A	$17.71	$17.71	N/A	$2.81

Renewal: (5)
1st Quarter (1)	81	310,673	$22.22	$22.23	$0.01	0.0%	$0.09
2nd Quarter (2)	92	321,947	22.37	22.89	0.52	2.3%	0.05

Total/Average	173	632,620	$22.30	$22.57	$0.27	1.2%	$0.07

Anchor Renewal:
1st Quarter	5	367,162	$2.73	$2.73	$—	0.0%	$—
2nd Quarter	4	436,916	2.40	2.40	—	0.0%	—

Total/Average	9	804,078	$2.55	$2.55	$—	0.0%	$—

(1)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes, and other charges) were (5.6%) for New Leases - Previously Leased Space and (6.0%) for Renewals.
(2)	Leasing spreads on a gross rent basis were 2.2% for New Leases - Previously Leased Space and (2.3%) for Renewals.
(3)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(4)	This category includes newly constructed and recommissioned space.
(5)	This category includes expansions, relocations and lease extensions.

As of June 30, 2011, for non-anchor leases, the average minimum rent per square foot as of the expiration date was $21.05 for the renewing leases in “Holdover” status, $27.54 for the remaining leases expiring in 2011 and $23.64 for leases expiring in 2012.

Real Estate Revenue

Real estate revenue decreased by $0.3 million, or 0%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to:

•

A decrease of $0.8 million in expense reimbursements. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. Our properties continue to experience a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses. In recent years, we have entered into agreements with some tenants experiencing financial difficulties to convert their leases to gross leases or percentage of sales leases, resulting in lower expense reimbursements.

•

A decrease of $0.1 million in base rents, including a $0.6 million net decrease in straight line rent resulting from write-offs associated with the Borders Group, Inc. planned liquidation. This decrease was offset by base rent increases of $0.4 million at Cherry Hill Mall and $0.3 million at Woodland Mall due to new store openings; and

•	An increase of $0.3 million in lease termination revenue as a result of $0.6 million received from one tenant during the three months ended June 30, 2011.

Real estate revenue decreased by $2.5 million, or 1%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to:

•	A decrease of $1.5 million in lease termination revenue as a result of $1.7 million received from four tenants during 2010 that did not recur; and

•	A decrease of $1.3 million in expense reimbursements for the reasons discussed above.

Operating Expenses

Operating expenses were unchanged in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, as increases in common area maintenance expenses were offset by a decrease in bad debt expense.

Operating expenses increased by $0.5 million, or 0%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to:

•	An increase of $0.7 million in common area maintenance expenses as a result of stipulated annual contractual increases in housekeeping and security services;

•	An increase of $0.3 million in real estate tax expense; and

•

A decrease of $0.6 million in non-common area utility expense, including a $1.0 million decrease at seven of our Pennsylvania properties where electric rates have decreased as a result of deregulation and alternate supplier contracts executed over the past 12 months.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue) minus operating expenses (determined in accordance with GAAP), plus our share of revenue and operating expenses of our partnership investments as described below, and includes real estate revenue and operating expenses from properties included in discontinued operations. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following tables present NOI for the three and six months ended June 30, 2011 and 2010. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands of dollars)	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Real estate revenue	$116,166	$116,971	(1%)	$470	$3,681	(87%)	$116,636	$120,652	(3%)
Operating expenses	(49,884)	(49,939)	0%	(465)	(1,005)	(54%)	(50,349)	(50,944)	(1%)

Net Operating Income	$66,282	$67,032	(1%)	$5	$2,676	(100%)	$66,287	$69,708	(5%)

	Same Store			Non Same Store			Total
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands of dollars)	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Real estate revenue	$234,543	$237,412	(1%)	$954	$7,401	(87%)	$235,497	$244,813	(4%)
Operating expenses	(101,498)	(101,335)	0%	(951)	(2,141)	(56%)	(102,449)	(103,476)	(1%)

Net Operating Income	$133,045	$136,077	(2%)	$3	$5,260	(100%)	$133,048	$141,337	(6%)

Total NOI decreased by $3.4 million, or 5%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, including a decrease of $2.7 million relating to Non Same Store properties, which resulted primarily from the sale of five power centers in 2010, and $0.6 million relating to a write off of straight line rent in connection with the planned liquidation of Borders Group, Inc. See “—Discontinued Operations” below for further information. Same Store NOI decreased by $0.7 million. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

Total NOI decreased by $8.3 million, or 6%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, including a decrease of $5.3 million relating to Non Same Store properties, which resulted primarily from the sale of five power centers in 2010, and $0.9 million relating to a write off of straight line rent in connection with the bankruptcy filing and planned liquidation of Borders Group, Inc. See “—Discontinued Operations” below for further information. Same Store NOI decreased by $3.0 million. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

NOI includes lease termination revenue of $0.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.7 million, or 9%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to:

•	A decrease of $5.9 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010; and

•	An increase of $2.2 million due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have completed redevelopments that have been placed in service, and $1.0 million resulting from tenant improvement and deferred leasing commission write-offs associated with tenant bankruptcies.

Depreciation and amortization expense decreased by $9.9 million, or 12%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to:

•	A decrease of $12.6 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010; and

•

An increase of $2.8 million, including $1.7 million resulting from tenant improvement and deferred leasing commission write-offs associated with tenant bankruptcies, due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have completed redevelopments that have been placed in service.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 8%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase is primarily due to a $1.1 million increase in compensation costs, which was driven by increases in incentive compensation expense, salaries and benefit costs.

General and administrative expenses increased by $0.7 million, or 4%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase is primarily due to a $1.6 million increase in compensation costs, offset by a $0.3 million reduction in professional fees and a $0.6 million decrease in other miscellaneous expenses.

Interest Expense

Interest expense decreased by $3.1 million, or 8%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Of this amount, $2.3 million of the decrease was due to a reduction of deferred financing costs recorded in May 2010 in connection with a partial repayment of the 2010 Term Loan that did not recur in 2011. The remaining decrease was primarily due to a lower overall debt balance and lower applicable stated interest rates, partially offset by decreased capitalized interest after assets were placed in service. Our weighted average borrowing rate was 6.41% for the three months ended June 30, 2011 compared to 6.56% for the three months ended June 30, 2010.

Interest expense decreased by $3.6 million, or 5%, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Of this amount, $2.3 million of the decrease was due to a reduction of deferred financing costs recorded in May 2010 in connection with a partial repayment of the 2010 Term Loan that did not recur in 2011. The remaining decrease was primarily due to a lower overall debt balance, partially offset by higher applicable stated interest rates and decreased capitalized interest after assets were placed in service. Our weighted average borrowing rate was 6.26% for the six months ended June 30, 2011 compared to 6.00% for the six months ended June 30, 2010.

Equity in Income of Partnerships

Equity in income of partnerships decreased by $1.8 million, or 61%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was primarily due to an increase in mortgage interest expense of the partnerships of $1.0 million, a decrease in revenue of $0.5 million and an increase in other expenses of $0.3 million.

Equity in income of partnerships decreased by $2.3 million, or 47%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was primarily due to an increase in mortgage interest expense of the partnerships of $2.2 million and a decrease in revenue of $0.2 million, partially offset by a decrease in other expenses of $0.1 million.

Gains on Sales of Real Estate

Gains on sales of interests in real estate were $1.4 million in the three and six months ended June 30, 2011 due to a $0.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania and a $0.7 million gain from the sale of condominium interest in the mall at Voorhees Town Center, in Voorhees, New Jersey.

There were no gains on sales of real estate in the three or six months ended June 30, 2010.

Discontinued Operations

We have presented as discontinued operations the operating results of the five power centers that were sold in 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Operating results for properties included in discontinued operations for the three months and six months ended June 30, 2010 were as follows (there was no income from discontinued operations in the three and six months ended June 30, 2011):

(in thousands of dollars)	Three months ended June 30, 2010	Six months ended June 30, 2010
Operating results of:
Creekview Center	$(85)	$(182)
Monroe Marketplace	292	540
New River Valley Center	67	123
Pitney Road Plaza	138	270
Sunrise Plaza	188	370

Income from discontinued operations	$600	$1,121

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

We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and as one performance measure for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

The following table presents FFO for the three months ended June 30, 2011 and 2010:

(in thousands, except per share amounts)	Three months ended June 30, 2011	Three Months Ended June 30, 2010
Funds from operations	$18,999	$19,672
Accelerated amortization of deferred financing costs	100	2,258
Impairment of assets	225	—

Funds from operations, as adjusted	$19,324	$21,930

Funds from operations per diluted share and OP Unit	$0.33	$0.37
Accelerated amortization of deferred financing costs	0.00	0.04
Impairment of assets	0.00	0.00

Funds from operations per diluted share and OP Unit, as adjusted	$0.33	$0.41

Weighted average number of shares outstanding	54,680	50,317
Weighted average effect of full conversion of OP Units	2,329	2,329
Effect of common share equivalents	851	587

Total weighted average shares outstanding, including OP Units	57,860	53,233

The following table presents FFO for the six months ended June 30, 2011 and 2010:

(in thousands, except per share amounts)	Six months ended June 30, 2011	Six months ended June 30, 2010
Funds from operations	$40,308	$45,196
Accelerated amortization of deferred financing costs	100	2,258
Impairment of assets	225	—

Funds from operations, as adjusted	$40,633	$47,454

Funds from operations per diluted share and OP Unit	$0.70	$0.91

Accelerated amortization of deferred financing costs	0.00	0.05
Impairment of assets	0.00	—

Funds from operations per diluted share and OP Unit, as adjusted	$0.70	$0.95

Weighted average number of shares outstanding	54,567	47,013
Weighted average effect of full conversion of OP Units	2,329	2,329
Effect of common share equivalents	922	349

Total weighted average shares outstanding, including OP Units	57,818	49,691

FFO was $19.0 million for the three months ended June 30, 2011, a decrease of $0.7 million, or 3%, compared to FFO of $19.7 million for the three months ended June 30, 2010. This decrease was primarily due to:

•	the sale of five power centers in 2010; and

•	a decrease in Same Store NOI.

FFO per diluted share and OP Unit decreased $0.04 per share to $0.33 per share for the three months ended June 30, 2011, compared to $0.37 per share for the three months ended June 30, 2010.

FFO was $40.3 million for the six months ended June 30, 2011, a decrease of $4.9 million, or 11%, compared to FFO of $45.2 million for the six months ended June 30, 2010. This decrease was primarily due to:

•	the sale of five power centers in 2010; and

•	a decrease in Same Store NOI, including a $1.7 million decrease in lease termination revenue.

FFO per diluted share and OP Unit decreased $0.21 per share to $0.70 per share for the six months ended June 30, 2011, compared to $0.91 per share for the six months ended June 30, 2010.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our unaudited Consolidated Statements of Operations results for different periods determined in accordance with GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes gains on sales of operating real estate and depreciation and amortization of real estate, among other items. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three months ended June 30, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$107,391	$9,245	$—	$116,636
Operating expenses	(47,467)	(2,882)	—	(50,349)

Net operating income	59,924	6,363	—	66,287
General and administrative expenses	(10,433)	—	—	(10,433)

Interest and other income	809	—	—	809
Project costs and other expenses	(353)	—	—	(353)
Interest expense, net	(34,941)	(2,858)	—	(37,799)
Gains on sales of non operating real estate	710	—	—	710
Depreciation on non real estate assets	(222)	—	—	(222)

Funds from operations	15,494	3,505	—	18,999
Gains on sales of real estate	740	—	—	740
Depreciation on real estate assets	(36,392)	(2,358)	—	(38,750)
Equity in income of partnerships	1,147	(1,147)	—	—

Net loss	$(19,011)	$—	$—	$(19,011)

	Three months ended June 30, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$107,700	$9,797	$3,155	$120,652
Operating expenses	(47,446)	(2,894)	(604)	(50,944)

Net operating income	60,254	6,903	2,551	69,708
General and administrative expenses	(9,617)	—	—	(9,617)
Interest and other income	598	—	—	598
Project costs and other expenses	(161)	—	—	(161)
Interest expense, net	(37,998)	(1,853)	(627)	(40,478)
Depreciation on non real estate assets	(378)	—	—	(378)

Funds from operations	12,698	5,050	1,924	19,672
Depreciation on real estate assets	(39,896)	(2,102)	(1,324)	(43,322)
Equity in income of partnerships	2,948	(2,948)	—	—
Income from discontinued operations	600	—	(600)	—

Net loss	$(23,650)	$—	$—	$(23,650)

	Six months ended June 30, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$216,953	$18,544	$—	$235,497
Operating expenses	(96,560)	(5,889)	—	(102,449)

Net operating income	120,393	12,655	—	133,048
General and administrative expenses	(20,015)	—	—	(20,015)
Interest and other income	1,727	—	—	1,727
Project costs and other expenses	(497)	—	—	(497)
Interest expense, net	(68,554)	(5,637)	—	(74,191)
Gains on sales of non operating real estate	710	—	—	710
Depreciation on non real estate assets	(474)	—	—	(474)

Funds from operations	33,290	7,018	—	40,308
Gains on sale of real estate	740	—	—	740
Depreciation on real estate assets	(70,650)	(4,328)	—	(74,978)
Equity in income of partnerships	2,690	(2,690)	—	—

Net loss	$(33,930)	$—	$—	$(33,930)

	Six months ended June 30, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$219,430	$19,035	$6,348	$244,813
Operating expenses	(96,103)	(5,999)	(1,374)	(103,476)

Net operating income	123,327	13,036	4,974	141,337
General and administrative expenses	(19,303)	—	—	(19,303)
Interest and other income	1,326	—	—	1,326
Project costs and other expenses	(455)	—	—	(455)
Interest expense, net	(72,204)	(3,437)	(1,252)	(76,893)
Depreciation on non real estate assets	(816)	—	—	(816)

Funds from operations	31,875	9,599	3,722	45,196
Depreciation on real estate assets	(80,188)	(4,561)	(2,601)	(87,350)
Equity in income of partnerships	5,038	(5,038)	—	—
Income from discontinued operations	1,121	—	(1,121)	—

Net loss	$(42,154)	$—	$—	$(42,154)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the six months ended June 30, 2011 were $17.4 million, based on distributions of $0.30 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

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

We expect to meet certain of our longer term requirements, such as remaining obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions and renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

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

In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 20 properties. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way.

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

Amended, Restated and Consolidated Senior Secured Credit Agreement

In March 2010, we entered into the 2010 Credit Facility (as defined below), which consisted of a revolving line of credit with an original capacity of $150.0 million (the “Revolving Facility”) and term loans with an original aggregate balance of $520.0 million and a balance prior to the amendment described below of $340.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, and as amended as described below, the “2010 Credit Facility”).

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million and we repaid $100.0 million of the 2010 Term Loan with proceeds from the Revolving Facility, after which the 2010 Term Loan had a balance of $240.0 million. The amendment also extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory pay down requirements from capital events, among other changes.

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect is 4.00% per annum over LIBOR.

The amendment also modifies several of the financial covenants under the 2010 Credit Facility. The maximum permitted leverage ratio has been reduced to 70% from 75%, and the Corporate Debt Yield, as defined, is required to be at least 9.50% until March 30, 2012, then at least 9.75% for the next year, and at least 10.00% after March 31, 2013. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our collateral properties. The range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010 Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitments can be obtained, and provided that the minimum facility debt yield will be increased to 11.00%, under specified conditions and subject to certain financial covenants.

In addition to the covenants described above, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of June 30, 2011, we were in compliance with all of these covenants.

As of June 30, 2011, $70.0 million was outstanding under our Revolving Facility. We pledged $0.6 million as collateral for letters of credit, and the unused portion that was available to us was $179.4 million at June 30, 2011. In July 2011, we repaid $25.0 million of the outstanding amount under the Revolving Facility. After this paydown, the outstanding amount under the Revolving Facility was $45.0 million, $0.6 million was pledged as collateral for letters of credit and the unused portion that was available to us was $204.4 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of June 30, 2011 was 4.19%. Interest expense related to the Revolving Facility was $0.6 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees.

As of June 30, 2011, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and six months ended June 30, 2011 were 5.85% and 5.89%, respectively. Interest expense related to the 2010 Term Loan was $5.6 million and $6.5 million, respectively, for the three months ended June 30, 2011 and 2010, and $10.7 million and $8.3 million, respectively, for the six months ended June 30, 2011 and 2010, excluding non-cash amortization of deferred financing fees.

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended June 30, 2011 and 2010 was $1.0 million and $3.4 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the six months ended June 30, 2011 and 2010 was $1.9 million and $3.7 million, respectively.

Exchangeable Notes

As of June 30, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $1.8 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended June 30, 2011 and 2010 was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. Interest expense was $2.7 million for each of the six months ended June 30, 2011 and 2010 excluding the non-cash amortization of debt discount of $1.0 million and $0.9 million, respectively, and the non-cash amortization of deferred financing fees of $0.4 million and $0.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.90%.

Interest Rate Derivative Agreements

As of June 30, 2011, we had entered into 10 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.65% (excluding the spread on the related debt) on a notional amount of $687.5 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement that has an interest rate of 2.96% (excluding the spread on the related debt) on a notional amount of $200.0 million maturing in March 2013.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and cap agreement in order to hedge the interest payments associated with our LIBOR based debt. We have assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On June 30, 2011, we considered these interest rate swap agreements and the cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of June 30, 2011, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $25.5 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of June 30, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $25.5 million. If we had breached any of the default provisions in these agreements as of June 30, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $28.2 million. We had not breached any of the provisions as of June 30, 2011.

Mortgage Loan Activity

In June 2011, the unconsolidated partnership that owns Red Rose Commons in Lancaster, Pennsylvania entered into a new $29.9 million, 10 year mortgage loan with a fixed interest rate of 5.14% to replace the prior mortgage on the property that had a balance of $24.2 million. After the repayment of the prior mortgage, the partnership distributed to proceeds of $2.1 million. Our interest in the unconsolidated partnership is 50%.

In June 2011, the unconsolidated partnership that owns The Court at Oxford Valley in Langhorne, Pennsylvania entered into a new $60.0 million, 10 year mortgage loan with a fixed interest rate of 5.56% to replace the prior mortgage on the property that had a balance of $32.0 million. After the repayment of the prior mortgage, the partnership distributed to us excess proceeds of $12.8 million. Our interest in the unconsolidated partnership is 50%.

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, we now pay principal and interest on the mortgage loan based on a 25 year term.

In June 2011, in connection with the amendment of the 2010 Credit Facility, the lenders released the second mortgage on New River Valley Mall in Christiansburg, Virginia, and that property is no longer one of the collateral properties securing the 2010 Credit Facility.

In July 2011, we entered into a $27.7 million, five year mortgage loan with two one-year extension options secured by a portion of 801 Market Street in Philadelphia, Pennsylvania. The mortgage loan has a variable interest rate of LIBOR plus 2.10%.

In July 2011, we exercised the first of two one-year extension options on the $54.0 million interest only mortgage loan secured by Paxton Towne Centre in Harrisburg, Pennsylvania.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, six of the mortgage loans bear interest at variable rates that have been swapped to fixed rates, two mortgage loans bear interest at a variable rate, and the interest rate on one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have variable interest rates based on LIBOR, the interest payments on which have been swapped to fixed interest rates, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at June 30, 2011. The variable rate mortgage loans had a weighted average interest rate of 2.57% (excluding the spread on the related debt) at June 30, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.72% at June 30, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of June 30, 2011.

	Payments by Period
(in thousands of dollars)	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments	$72,256	$10,794	$33,459	$23,516	$4,487
Balloon payments(1)	1,660,107	58,918	834,668	369,879	396,642

Total	$1,732,363	$69,712	$868,127	$393,395	$401,129

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2011, $54.0 million was extended in July 2011 under extension options in the loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2011 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Mortgage loans (1)	$1,732,363	$69,712	$868,127	$393,395	$401,129
Exchangeable Notes (2)	136,900	—	136,900	—	—
2010 Term Loan (3)	240,000	—	—	240,000	—
Revolving Facility (3)	70,000	—	—	70,000	—
Interest on indebtedness (4)	370,643	61,397	200,487	85,040	23,719
Operating leases	6,628	1,154	4,021	1,450	3
Ground leases	50,492	470	1,463	1,368	47,191
Development and redevelopment commitments (5)	10,898	10,458	440	—	—

Total	$2,617,924	$143,191	$1,211,438	$791,253	$472,042

(1)

We have eight mortgages secured by seven properties that are scheduled to mature by their terms in the remainder of 2011 or in 2012 with an aggregate balance of $471.5 million. We expect to refinance these mortgages with new mortgages secured by the underlying properties, or to extend the maturity according to the terms of the specific mortgage loan, or, to the extent that we are unable to obtain mortgages for these properties on terms that are satisfactory to us, or at all, we expect to utilize the Revolving Facility to repay the amounts outstanding under such mortgages.

(2)

The Exchangeable Notes are due in the second quarter of 2012. We currently anticipate that the sources of funds for repayment might include excess proceeds of mortgage loan refinancings, property sales, the Revolving Facility, or other sources.

(3)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.75% and 4.00% plus LIBOR depending on our total leverage ratio.

(4)	Includes payments expected to be made in connection with interest rate swaps, caps and forward starting interest rate swap agreements.
(5)

The timing of the payments of these amounts is uncertain. We expect that substantially all of such payments will be made prior to December 31, 2011, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $51.8 million for the six months ended June 30, 2011 compared to $62.1 million for the six months ended June 30, 2010. This decrease in cash from operating activities was primarily due to decreased net operating income as the result of a $1.5 million decrease in lease termination revenue, increased common area maintenance expenses and real estate taxes, and the disposition of five power centers in September 2010.

Cash flows provided by investing activities were $0.1 million for the six months ended June 30, 2011 compared to cash flows used in investing activities of $15.1 million for the six months ended June 30, 2010. Investing activities for the six months ended June 30, 2011 reflect investment in construction in progress of $5.0 million and real estate improvements of $17.3 million, primarily relating to our ongoing maintenance of our properties and $7.3 million of proceeds from sales of real estate. Investing activities also reflect $14.9 million in proceeds related to mortgage loans at two of our unconsolidated properties. Investing activities for the six months ended June 30, 2010 reflect investment in construction in progress of $12.9 million and real estate improvements of $7.2 million, which primarily relate to our development and redevelopment activities, offset by a $10.0 million decrease in notes receivable from tenants.

Cash flows used in financing activities were $70.0 million for the six months ended June 30, 2011 compared to cash flows used in financing activities of $92.0 million for the six months ended June 30, 2010. Cash flows used in financing activities for the six months ended June 30, 2011 included dividends and distributions of $17.4 million and principal installments on mortgage loans of $10.3 million. Cash flows used in financing activities also reflect a $30.0 million paydown of the Revolving Facility and a $7.2 million paydown of the 2010 Term Loan. Cash flows used in financing activities for the six months ended June 30, 2010 reflected the refinancing of our 2003 Credit Facility and 2008 Term Loan. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $15.7 million in deferred financing costs in the six months ended June 30, 2010, primarily relating to this refinancing. We also received $32.5 million in proceeds from a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw on the mortgage loan at Lycoming Mall in the six months ended June 30, 2010.

COMMITMENTS

In connection with our redevelopment project and capital improvements at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.9 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $84.6 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources—Capital Resources.”

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

In February 2011, Borders Group, Inc. (“Borders”) filed for bankruptcy protection. At that time, we had 11 stores operated by Borders in our portfolio, three of which closed prior to June 30, 2011, including one store that had a lease expiration in March 2011. In July 2011, Borders determined to liquidate operations, and as a result of this action, the eight remaining stores operated by Borders in our portfolio will close during 2011. In connection with the planned liquidation, in the three months ended June 30, 2011, we recorded write-offs of $0.6 million of straight line rent, net of reserves, and $1.0 million of tenant allowances. We expect that the liquidation of Borders and subsequent closures of the remaining stores in our portfolio will result in the loss of approximately $2.0 million in annual rental revenue from those stores.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rent based on a percentage of a tenant’s sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the

U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms, or at all;

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2011, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 5.78%, $70.0 million borrowed under our Revolving Facility, which bore interest at a rate of 5.55%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $1.8 million, and $1,733.4 million in fixed and variable rate mortgage loans, including $1.0 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, six of the mortgage loans bear interest at variable rates that have been swapped to fixed rates, two mortgage loans bear interest at a variable rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have variable interest rates based on LIBOR, the interest payments on which have been swapped to fixed interest rates, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at June 30, 2011. The variable rate mortgage loans had a weighted average interest rate of 2.57% (excluding the spread on the related debt) at June 30, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.72% at June 30, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2011	$64,429		5.83%	$5,283		1.59	%(1)
2012	$515,731	(2)	5.45%	$44,635		2.55%
2013	$441,612		5.48%	$3,0500	(4)	4.75	%(1)
2014	$411,436	(3)	6.04%	$10,000	(3)	4.19%
2015	$281,959		5.81%	—		—
2016 and thereafter	$401,128		5.65%	—		—

(1)	Based on the weighted average interest rate in effect as of June 30, 2011.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes $310.0 million of the 2010 Credit Facility. We have entered into interest rate swap agreements to effectively fix $300.0 million of the underlying LIBOR based interest payments associated with the 2010 Credit Facility until March 10, 2013 at a current weighted average rate of 1.78% (excluding the spread on the related debt). Of that notional amount, $200.0 million of this $300.0 million is also covered by a forward starting swap that becomes effective on April 2, 2012 until March 10, 2013 at a rate of 2.96% (which will affect the weighted average rate during that period), excluding the spread on the related debt.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2011 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $57.5 million at June 30, 2011. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $59.1 million at June 30, 2011. Based on the variable rate debt included in our debt portfolio as of June 30, 2011, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.6 million annually.

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

As of June 30, 2011, we had an aggregate $687.5 million in notional amount of swap agreements settling on various dates through November 2013. We also had an aggregate of $200.0 million in notional amount of forward starting interest rate swap agreements maturing on various dates through March 2013.

Because the information presented above includes only those exposures that existed as of June 30, 2011, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that exist, our hedging strategies and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, and have concluded as follows:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2011 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2011	—	$—	—	$—
May 1 — May 31, 2011	—	—	—	—
June 1 — June 30, 2011	—	—	—	—

Total	—	$—	—	$—

ITEM 6.	EXHIBITS.

10.1	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

10.2	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer, the three other members of the Company’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2011, is incorporated herein reference.

10.3	First Amendment dated June 29, 2011 to Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K dated June 29, 2011, is incorporated herein reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: August 1, 2011	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

10.1*	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.