Form 10-Q
period 2011-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2011-11-02
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at October 31, 2011: 55,668,837

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	September 30, 2011	December 31, 2010
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,430,318	$3,448,900
Construction in progress	112,180	121,547
Land held for development	15,292	17,021

Total investments in real estate	3,557,790	3,587,468
Accumulated depreciation	(812,663)	(729,086)

Net investments in real estate	2,745,127	2,858,382

INVESTMENTS IN PARTNERSHIPS, at equity:	16,475	30,959
OTHER ASSETS:
Cash and cash equivalents	30,347	42,327
Tenant and other receivables (net of allowance for doubtful accounts of $19,027 and $22,083 at September 30, 2011 and December 31, 2010, respectively)	34,800	40,732
Intangible assets (net of accumulated amortization of $50,349 and $52,904 at September 30, 2011 and December 31, 2010, respectively)	11,197	15,787
Deferred costs and other assets	97,064	91,930

Total assets	$2,935,010	$3,080,117

LIABILITIES:
Mortgage loans payable (including debt premium of $701 and $1,569 at September 30, 2011 and December 31, 2010, respectively)	$1,745,429	$1,744,248
Exchangeable notes (net of debt discount of $1,349 and $2,809 at September 30, 2011 and December 31, 2010, respectively)	135,551	134,091
2010 Term Loan	240,000	347,200
Revolving Facility	55,000	—
Tenants’ deposits and deferred rent	18,161	16,583
Distributions in excess of partnership investments	63,556	44,614
Fair value of derivative instruments	24,521	27,233
Accrued expenses and other liabilities	61,621	61,618

Total liabilities	2,343,839	2,375,587
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,668,837 shares at September 30, 2011 and 55,436,003 shares at December 31, 2010	55,669	55,436
Capital contributed in excess of par	1,045,091	1,040,023
Accumulated other comprehensive loss	(37,701)	(39,993)
Distributions in excess of net income	(515,831)	(401,193)

Total equity—PREIT	547,228	654,273
Noncontrolling interest	43,943	50,257

Total equity	591,171	704,530

Total liabilities and equity	$2,935,010	$3,080,117

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2011	2010	2011	2010
REVENUE:
Real estate revenue:
Base rent	$71,797	$71,842	$214,489	$214,696
Expense reimbursements	33,597	33,571	98,714	99,980
Percentage rent	805	767	2,501	2,292
Lease termination revenue	143	370	862	2,551
Other real estate revenue	3,420	3,301	10,150	9,762

Total real estate revenue	109,762	109,851	326,716	329,281
Interest and other income	3,981	2,804	5,708	4,130

Total revenue	113,743	112,655	332,424	333,411
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,448)	(35,683)	(108,012)	(107,183)
Utilities	(6,987)	(7,587)	(18,896)	(20,053)
Other operating expenses	(5,363)	(6,926)	(17,450)	(19,063)

Total operating expenses	(47,798)	(50,196)	(144,358)	(146,299)
Depreciation and amortization	(34,681)	(41,673)	(105,806)	(122,677)
Other expenses:
General and administrative expenses	(8,495)	(8,958)	(28,511)	(28,261)
Impairment of assets	(52,110)	—	(52,335)	—
Project costs and other expenses	(161)	(558)	(433)	(1,012)

Total other expenses	(60,766)	(9,516)	(81,279)	(29,273)
Interest expense, net	(31,846)	(36,384)	(100,400)	(108,588)

Total expenses	(175,091)	(137,769)	(431,843)	(406,837)
Loss before equity in income of partnerships gains on sales of real estate and discontinued operations	(61,348)	(25,114)	(99,419)	(73,426)
Equity in income of partnerships	1,924	1,855	4,614	6,894
Gains on sales of real estate	—	—	1,450	—

Loss from continuing operations	(59,424)	(23,259)	(93,355)	(66,532)

Discontinued operations:
Operating results from discontinued operations	—	436	—	1,557
Gain on sale of discontinued operations	—	19,151	—	19,151

Net income from discontinued operations	—	19,587	—	20,708

Net loss	(59,424)	(3,672)	(93,355)	(45,824)
Less: net loss attributed to noncontrolling interest	2,386	87	3,751	1,928

Net loss attributable to PREIT	$(57,038)	$(3,585)	$(89,604)	$(43,896)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	$(000,000)	$(000,000)	$(000,000)	$(000,000)
	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except per share amounts)	2011	2010	2011	2010
Loss from continuing operations	$(59,424)	$(23,259)	$(93,355)	$(66,532)
Noncontrolling interest in continuing operations	2,386	878	3,751	2,719
Dividends on unvested restricted shares	(143)	(174)	(405)	(441)

Loss from continuing operations used to calculate earnings per share—basic and diluted	$(57,181)	$(22,555)	$(90,009)	$(64,254)

Income from discontinued operations	$—	$19,587	$—	$20,708
Noncontrolling interest in discontinued operations	—	(791)	—	(791)

Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$18,796	$—	$19,917

Basic (loss) income per share
Loss from continuing operations	$(1.05)	$(0.42)	$(1.65)	$(1.30)
Income from discontinued operations	—	0.35	—	0.40

	$(1.05)	$(0.07)	$(1.65)	$(0.90)

Diluted (loss) income per share
Loss from continuing operations	$(1.05)	$(0.42)	$(1.65)	$(1.30)
Income from discontinued operations	—	0.35	—	0.40

	$(1.05)	$(0.07)	$(1.65)	$(0.90)

(in thousands of shares)
Weighted average shares outstanding—basic	54,701	54,200	54,612	49,435
Effect of common share equivalents(1)	—	—	—	—

Weighted average shares outstanding—diluted	54,701	54,200	54,612	49,435

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 165 and 528 for the three months ended September 30, 2011 and 2010, respectively, and 305 and 407 for the nine months ended September 30, 2011 and 2010, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Nine months ended

September 30, 2011

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2011	$704,530	$—	$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257
Comprehensive income (loss):
Net loss	(93,355)	(93,355)			—	(89,604)	(3,751)
Unrealized gain on derivatives	2,708	2,708			2,599	—	109
Other comprehensive income (loss)	(320)	(320)			(307)	—	(13)

Total comprehensive loss	(90,967)	$(90,967)					(3,655)

Shares issued under distribution reinvestment and share purchase plan	68		5	63	—	—	—
Shares issued under employee share purchase plan	394		33	361	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,913)		195	(2,108)	—	—	—
Amortization of deferred compensation	6,752		—	6,752	—	—	—
Distributions paid to common shareholders ($0.45 per share)	(25,034)		—	—	—	(25,034)	—
Noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.45 per unit)	(1,046)		—	—	—	—	(1,046)
Amortization of historic tax credit	(1,921)		—	—	—	—	(1,921)
Other contributions from noncontrolling interest, net	308		—	—	—	—	308

Balance September 30, 2011	$591,171		$55,669	$1,045,091	$(37,701)	$(515,831)	$43,943

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands of dollars)	2011	2010
Cash flows from operating activities:
Net loss	$(93,355)	$(45,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	96,664	103,400
Amortization	14,113	31,499
Straight-line rent adjustments	96	(1,269)
Provision for doubtful accounts	3,374	5,208
Amortization of historic tax credit	(1,921)	(1,698)
Impairment of assets	52,335	—
Amortization of deferred compensation	6,752	5,916
Gains on sales of real estate	(1,450)	(19,151)
Change in assets and liabilities:
Net change in other assets	(6,336)	(1,071)
Net change in other liabilities	3,443	4,602

Net cash provided by operating activities	73,715	81,612

Cash flows from investing activities:
Additions to construction in progress	(15,642)	(19,375)
Investments in real estate improvements	(26,567)	(18,393)
Cash proceeds from sales of real estate	7,346	134,669
Additions to leasehold improvements	(196)	(213)
Investments in partnerships	(122)	(6,122)
Capitalized leasing costs	(3,754)	(3,123)
Decrease (increase) in cash escrows	1,438	(294)
Repayment of tenant note receivable	—	10,000
Cash distributions from partnerships in excess of equity in income	33,549	6,449

Net cash (used in) provided by investing activities	(3,948)	103,598

Cash flows from financing activities:
Repayment of 2010 Term Loan	(7,200)	(172,800)
Net repayment of Revolving Facility	(45,000)	(70,000)
Net proceeds from 2010 Term Loan and Revolving Facility	—	590,000
Net repayment of 2003 Credit Facility	—	(486,000)
Repayment of senior unsecured 2008 Term Loan	—	(170,000)
Proceeds from mortgage loans	27,700	64,500
Repayment of mortgage loans	(9,918)	(75,450)
Principal installments on mortgage loans	(15,732)	(15,664)
Payment of deferred financing costs	(4,066)	(16,230)
Dividends paid to common shareholders	(25,034)	(23,278)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(1,046)	(1,017)
Shares of beneficial interest issued	432	161,233
Shares of beneficial interest repurchased, other	(1,883)	(1,036)

Net cash used in financing activities	(81,747)	(215,742)

Net change in cash and cash equivalents	$(11,980)	$(30,532)
Cash and cash equivalents, beginning of period	42,327	74,243

Cash and cash equivalents, end of period	$30,347	$43,711

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2011, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2011, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of September 30, 2011 would have been $18.0 million, which is calculated using our September 30, 2011 closing share price on the New York Stock Exchange of $7.73 multiplied by the number of outstanding OP Units held by limited partners, which was 2,329,118 as of September 30, 2011.

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

New Accounting Developments

The Financial Accounting Standards Board has proposed new accounting pronouncements related to lease accounting and to fair value accounting for long lived assets, including real estate. These pronouncements, if adopted, could have a significant effect on our financial statements. The effective dates of these possible accounting pronouncement changes, if any, are unknown at this time.

Beginning January 1, 2012, we will adopt new accounting requirements relating to the presentation of comprehensive income. These accounting requirements will increase the prominence of other comprehensive income in our financial statements. We will have the option to present the components of net income and comprehensive income in either one or two financial statements. The new accounting requirements eliminate the option to present other comprehensive income in the statement of changes in equity. We will apply these changes retrospectively. The adoption of these new accounting requirements is not expected to have a material effect on our financial statements.

In the fourth quarter of 2011, we will adopt new accounting requirements relating to testing for goodwill impairment that will permit us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

Consolidation

Certain prior period amounts have been reclassified to conform with current period presentation.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2011 and December 31, 2010 were comprised of the following:

(in thousands of dollars)	As of September 30, 2011	As of December 31, 2010
Buildings, improvements and construction in progress	$3,042,659	$3,060,754
Land, including land held for development	515,131	526,714

Total investments in real estate	3,557,790	3,587,468
Accumulated depreciation	(812,663)	(729,086)

Net investments in real estate	$2,745,127	$2,858,382

Impairment of Assets

In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and sales levels. Our fair value assumptions relating to real estate assets are within Level 3 of the fair value hierarchy. In determining the estimated fair values of the properties that experienced impairment of assets as discussed below, we take the sum of the estimated undiscounted cash flows assuming a holding period of ten years plus a terminal value calculated using the estimated net operating income in the eleventh year and capitalization rates ranging from 10% to 11%. We estimated the fair value of the properties using discount rates ranging from 13% to 14%.

North Hanover Mall

In September 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to their estimated fair value of $22.5 million. In 2008, we had constructed a department store that was to be occupied by Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. Since then, we have attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In July 2011, a competing, newly-constructed power center opened in the trade area, increasing the competition for new tenants. While we are currently in discussions with a retail user for a significant portion of the vacant anchor space, the economic terms of this proposed transaction are less favorable than previously assumed. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, and as part of preparing our Quarterly Report on Form 10-Q for the period ended September 30, 2011, we concluded that there is a low likelihood that we will be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to the next step of conducting an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Phillipsburg Mall

In September 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey market, combined with negative trends in the retail sector. The occupancy declines resulted from store closings from underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, in connection with the preparation of our 2012 business plan and budgets and as part of preparing our Quarterly Report on Form 10-Q for the period ended September 30, 2011, we determined that our estimate of future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property, and recorded the impairment loss.

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

The following table summarizes revenue and expense information for the three and nine months ended September 30, 2010 for our discontinued operations. There was no income from discontinued operations in 2011.

(in thousands of dollars)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Real estate revenue	$3,149	$9,497
Expenses:
Operating expenses	(733)	(2,107)
Depreciation and amortization	(1,306)	(3,907)
Interest	(674)	(1,926)

Total expenses	(2,713)	(7,940)
Income from discontinued operations	436	1,557
Gain on sale of discontinued operations	19,151	19,151

Income from discontinued operations	$19,587	$20,708

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2011	2010	2011	2010
Development/Redevelopment Activities:
Salaries and benefits	$190	$186	$612	$802
Real estate taxes	174	83	243	414
Interest	720	504	1,485	1,982
Leasing Activities:
Salaries, commissions and benefits	1,230	982	3,754	3,123

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.1 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2011 and December 31, 2010:

(in thousands of dollars)	As of September 30, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, at cost:
Retail properties	$403,303	$401,321
Construction in progress	2,287	1,870

Total investments in real estate	405,590	403,191
Accumulated depreciation	(141,339)	(131,228)

Net investments in real estate	264,251	271,963
Cash and cash equivalents	11,747	9,590
Deferred costs and other assets, net	20,845	22,657

Total assets	296,843	304,210

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	412,229	353,335
Other liabilities	6,445	14,454

Total liabilities	418,674	367,789

Net deficit	(121,831)	(63,579)
Partners’ share	(65,091)	(33,025)
PREIT’s share	(56,740)	(30,554)
Excess investment(1)	9,659	13,151
Advances	—	3,748

Net investments and advances	$(47,081)	$(13,655)

Investment in partnerships, at equity	$16,475	$30,959
Distributions in excess of partnership investments	(63,556)	(44,614)

Net investments and advances	$(47,081)	$(13,655)

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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2011	2010	2011	2010
Real estate revenue	$18,740	$18,519	$56,067	$56,593
Expenses:
Operating expenses	(5,313)	(5,665)	(17,156)	(17,722)
Interest expense	(5,602)	(5,162)	(17,122)	(12,105)
Depreciation and amortization	(3,679)	(3,947)	(12,110)	(11,884)

Total expenses	(14,594)	(14,774)	(46,388)	(41,711)

Net income	4,146	3,745	9,679	14,882
Less: Partners’ share	(2,061)	(1,859)	(4,803)	(7,401)

PREIT’s share	2,085	1,886	4,876	7,481
Amortization of excess investment	(161)	(31)	(262)	(587)

Equity in income of partnerships	$1,924	$1,855	$4,614	$6,894

In June 2011, the unconsolidated partnership that owns Red Rose Commons in Lancaster, Pennsylvania entered into a new $29.9 million, 10 year mortgage loan with a fixed interest rate of 5.14% to replace the prior mortgage on the property that had a balance of $24.2 million. After the repayment of the prior mortgage loan, the partnership distributed to us excess proceeds of $2.1 million. Our interest in the unconsolidated partnership is 50%.

In June 2011, the unconsolidated partnership that owns The Court at Oxford Valley in Langhorne, Pennsylvania entered into a new $60.0 million, 10 year mortgage loan with a fixed interest rate of 5.56% to replace the prior mortgage on the property that had a balance of $32.0 million. After the repayment of the prior mortgage loan, the partnership distributed to us excess proceeds of $12.8 million. Our interest in the unconsolidated partnership is 50%.

In September 2011, the unconsolidated partnership that owns Metroplex Shopping Center in Plymouth Meeting, Pennsylvania entered into a new $87.5 million, 12 year mortgage loan with a fixed interest rate of 5.00% to replace the prior mortgage on the property that had a balance of $57.8 million. After the repayment of the prior mortgage loan, the partnership distributed to us excess proceeds of $16.3 million. Our interest in the unconsolidated partnership is 50%.

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

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect was 4.00% per annum over LIBOR and the interest rate remained 4.00% at September 30, 2011.

The amendment also modified several of the financial covenants under the 2010 Credit Facility. The maximum permitted leverage ratio has been reduced to 70% from 75%, and the Corporate Debt Yield, as defined, is required to be at least 9.50% until March 30, 2012, then at least 9.75% for the next year, and at least 10.00% after March 31, 2013. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our collateral properties. Under specified conditions and subject to certain financial covenants, the range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010 Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitments can be obtained, and provided that the minimum facility debt yield will be increased to 11.00%.

In addition to the covenants described above, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of September 30, 2011, we were in compliance with all of these covenants.

As of September 30, 2011, $55.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $195.0 million at September 30, 2011. On October 31, 2011, we borrowed $40.0 million under the Revolving Facility, which, along with $8.1 million of available working capital, was used to repay a $48.1 million mortgage loan on Capital City Mall in Harrisburg, Pennsylvania. The unused portion of the Revolving Facility that was available to us as of October 31, 2011 was $155.0 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of September 30, 2011 was 4.25%. Interest expense related to the Revolving Facility was $0.5 million for each of the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees.

As of September 30, 2011, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and nine months ended September 30, 2011 were 4.92% and 5.64%, respectively. Interest expense related to the 2010 Term Loan was $3.4 million and $5.7 million, respectively, for the three months ended September 30, 2011 and 2010, and $14.1 million and $14.0 million, respectively, for the nine months ended September 30, 2011 and 2010, excluding non-cash amortization of deferred financing fees.

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended September 30, 2011 and 2010 was $0.9 million and $1.0 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the nine months ended September 30, 2011 and 2010 was $2.8 million and $4.6 million, respectively.

Exchangeable Notes

As of both September 30, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $1.3 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended September 30, 2011 and September 30, 2010, was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. Interest expense was $4.1 million for each of the nine months ended September 30, 2011 and 2010, excluding the non-cash amortization of debt discount of $1.5 million and $1.4 million respectively, and the non-cash amortization of deferred financing fees was $0.5 million for each of the nine months ended September 30, 2011 and September 30, 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.87%.

Mortgage Loans

The carrying value (including debt premium of $0.7 million and $1.6 million as of September 30, 2011 and December 31, 2010, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,745.4 million	$1,806.7 million	$1,744.2 million	$1,699.7 million

The mortgage loans contain various customary default provisions. As of September 30, 2011, we were not in default on any of the mortgage loans.

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

In November 2011, we repaid a $48.1 million mortgage loan on Capital City Mall in Camp Hill, Pennsylvania using $40.0 million from our Revolving Facility and $8.1 million of available working capital.

5. CASH FLOW INFORMATION

Cash paid for interest was $92.8 million (net of capitalized interest of $1.4 million) and $99.7 million (net of capitalized interest of $2.0 million) for the nine months ended September 30, 2011 and 2010, respectively.

Significant Non-Cash Transactions

In connection with the June 2011 amendment to the 2010 Credit Facility, we reduced the amount outstanding under the 2010 Term Loan by $100.0 million and increased the amount outstanding under the 2010 Revolving Facility by $100.0 million.

6. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with our redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.0 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources.

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

Interest Rate Swaps and Cap

As of September 30, 2011, we had entered into nine interest rate swap agreements and one interest rate cap agreement that collectively have a weighted average interest rate of 2.54% (excluding the spread on related debt) on a notional amount of $633.6 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement that has an interest rate of 2.96% (excluding the spread on related debt) on a notional amount of $200.0 million maturing in March 2013.

We entered into these interest rate swap agreements (including the forward starting swap agreement) and the cap agreement in order to hedge the interest payments associated with our LIBOR-based debt. We have assessed the effectiveness of these interest rate swap agreements and the cap agreement as hedges at inception and on a quarterly basis. On September 30, 2011, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2011 includes a net loss of $10.9 million relating to swaps that we cash settled and are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at September 30, 2011 and December 31, 2010. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent the amount of exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

Notional Value	Fair Value at September 30, 2011(1)		Fair Value at December 31, 2010(1)	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$200.0 million	$	N/A	$(0.2) million	0.61%		April 1, 2011
45.0 million		N/A	(0.8) million	4.02%		June 19, 2011
54.0 million		N/A	(1.1) million	3.84%		July 25, 2011
200.0 million		(1.4) million	(2.5) million	1.78%		April 2, 2012
25.0 million		(0.4) million	(0.5) million	1.83%		December 31, 2012
60.0 million		(1.1) million	(1.2) million	1.74%		March 11, 2013
40.0 million		(0.8) million	(0.8) million	1.82%		March 11, 2013
65.0 million		(3.8) million	(4.2) million	3.60%		September 9, 2013
68.0 million		(4.1) million	(4.5) million	3.69%		September 9, 2013
56.3 million		(3.4) million	(3.8) million	3.73%		September 9, 2013
55.0 million		(2.7) million	(2.6) million	2.90%		November 29, 2013
48.0 million		(2.4) million	(2.3) million	2.90%		November 29, 2013
Interest Rate Cap
16.3 million		0.0 million	0.0 million	2.50%		April 2, 2012
Forward Starting Interest Rate Swap
200.0 million		(4.4) million	(2.7) million	2.96%	April 2, 2012	March 11, 2013

		$(24.5) million	$(27.2) million

(1)

As of September 30, 2011 and December 31, 2010, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2011 and December 31, 2010, we did not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended		Consolidated Statement of Operations location
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Derivatives in cash flow hedging relationships
Interest Rate Products
Loss recognized in Other comprehensive income (loss) on derivatives	$(3.8) million	$(10.0) million	$(10.8) million	$(31.1) million	N/A
Gain reclassified from Accumulated other comprehensive loss into income (effective portion)	$4.2 million	$4.2 million	$13.2 million	$13.2 million	Interest Expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest Expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2011, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our mortgage loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $24.5 million. If we had breached any of the default provisions in these agreements as of September 30, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $27.0 million. We had not breached any of the default provisions as of September 30, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.0 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.5 million square feet, of which we own approximately 22.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

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

Net loss for the three months ended September 30, 2011 was $59.4 million, an increase of $55.7 million compared to a net loss of $3.7 million for the three months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $93.4 million, an increase of $47.6 million compared to a net loss of $45.8 million for the nine months ended September 30, 2010. Our September 30, 2011 results of operations were primarily affected by a $52.1 million impairment charge, partially offset by decreases in interest expense, depreciation and amortization expense and operating expenses. We also recorded a gain on sale of discontinued operations of $19.2 million in the three months ended September 30, 2010 that did not recur in 2011.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of September 30, 2011, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic and Capital Market Conditions, Our Leverage and Our Near Term Capital Needs

The conditions in the economy and the disruptions in the financial markets have reduced business and consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, as compared to past years, the sales and profit performance of retailers in general has decreased, sales at many of our properties in particular have decreased, and we have experienced delays or deferred decisions regarding the openings of new retail stores and lease renewals. We continue to adjust our plans and actions to take into account the current environment.

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

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Amended, Restated and Consolidated Senior Secured Credit Agreement (as amended, the “2010 Credit Facility”). These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past six years, we have invested approximately $1.1 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment project, is $80.0 million, and the amount invested as of September 30, 2011 was $75.8 million. Our estimated project costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We might spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of September 30, 2011, we had incurred $55.8 million of costs (net of impairment charges recorded in prior years) related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

In connection with our remaining redevelopment project at Voorhees Town Center and capital improvement projects at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.0 million, which is expected to be financed through the $250.0 million revolving line of credit that is part of the 2010 Credit Facility (the “Revolving Facility”), operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $28.1 million.

Impairment of Assets

In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and sales levels. Our fair value assumptions relating to real estate assets are within Level 3 of the fair value hierarchy. In determining the estimated fair values of the properties that experienced impairment of assets as discussed below, we take the sum of the estimated undiscounted cash flows assuming a holding period of ten years plus a terminal value calculated using the estimated net operating income in the eleventh year and capitalization rates ranging from 10% to 11%. We estimated the fair value of the properties using discount rates ranging from 13% to 14%.

North Hanover Mall

In September 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to their estimated fair value of $22.5 million. In 2008, we had constructed a department store that was to be occupied by Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. Since then, we have attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In July 2011, a competing, newly-constructed power center opened in the trade area, increasing the competition for new tenants. While we are currently in discussions with a retail user for a significant portion of the vacant anchor space, the economic terms of this proposed transaction are less favorable than previously assumed. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, and as part of preparing our Quarterly Report on Form 10-Q for the period ended September 30, 2011, we concluded that there is a low likelihood that we will be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to the next step of conducting an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Phillipsburg Mall

In September 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey market, combined with negative trends in the retail sector. The occupancy declines resulted from store closings from underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, in connection with the preparation of our 2012 business plan and budgets and as part of preparing our Quarterly Report on Form 10-Q for the period ended September 30, 2011, we determined that our estimate of future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property, and recorded the impairment loss.

Dispositions

See note 2 to our unaudited consolidated financial statements for a description of our dispositions in 2011. As of September 30, 2011, we had not made any significant acquisitions in 2011.

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

RESULTS OF OPERATIONS

The following information sets forth our results of operations for each of the three and nine months ended September 30, 2011 and September 30, 2010.

Overview

Net loss for the three months ended September 30, 2011 was $59.4 million, an increase of $55.7 million compared to a net loss of $3.7 million for the three months ended September 30, 2010. Net loss for the nine months ended September 30, 2011 was $93.4 million, an increase of $47.6 million compared to a net loss of $45.8 million for the nine months ended September 30, 2010. Our September 30, 2011 results of operations were primarily affected by a $52.1 million impairment charge, partially offset by decreases in interest expense, depreciation and amortization expense and operating expenses. We also recorded a gain on sale of discontinued operations of $19.2 million in the three months ended September 30, 2010 that did not recur in 2011.

	Three months ended September 30,		% Change 2010 to 2011	Nine months ended September 30,		% Change 2010 to 2011
(in thousands of dollars)	2011	2010		2011	2010
Real estate revenue	$109,762	$109,851	0%	$326,716	$329,281	(1%)
Interest and other income	3,981	2,804	42%	5,708	4,130	38%
Operating expenses	(47,798)	(50,196)	(5%)	(144,358)	(146,299)	(1%)
Depreciation and amortization	(34,681)	(41,673)	(17%)	(105,806)	(122,677)	(14%)
General and administrative expenses	(8,495)	(8,958)	(5%)	(28,511)	(28,261)	1%
Impairment of assets	(52,110)	—	100%	(52,335)	—	100%
Project costs and other expenses	(161)	(558)	(71%)	(433)	(1,012)	(57%)
Interest expense, net	(31,846)	(36,384)	(12%)	(100,400)	(108,588)	(8%)
Equity in income of partnerships	1,924	1,855	4%	4,614	6,894	(33%)
Gains on sales of real estate	—	—	—	1,450	—	100%
Income from discontinued operations	—	19,587	(100%)	—	20,708	(100%)

Net loss	$(59,424)	$(3,672)	1,518%	$(93,355)	$(45,824)	104%

The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations that are presented in the line item “Income from discontinued operations,” and unconsolidated properties that are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2011 and 2010:

	Occupancy (1) as of September 30,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2011	2010	2011	2010	2011	2010
Retail portfolio weighted average:
Total excluding anchors	87.0%	87.1%	91.9%	93.6%	87.8%	88.1%
Total including anchors	91.6%	91.0%	93.9%	95.2%	91.9%	91.5%
Malls weighted average:
Total excluding anchors	86.9%	86.8%	93.5%	94.4%	87.3%	87.3%
Total including anchors	91.5%	90.8%	94.9%	95.6%	91.7%	91.0%
Strip and power centers weighted average	93.8%	96.6%	93.4%	95.0%	93.6%	95.5%

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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the three and nine months ended September 30, 2011, including consolidated and unconsolidated properties.

			Average Base Rent psf		Increase (Decrease) in Base Rent psf		Annualized Tenant Improvements psf (1)
	Number	GLA	Previous	New	Dollar	Percentage
New Leases - Previously Leased Space:
1st Quarter (2)	21	77,140	$22.24	$19.68	$(2.56)	(11.5%)	$1.39
2nd Quarter (3)	27	82,868	21.79	21.97	0.18	0.8%	1.45
3rd Quarter (4)	30	102,554	24.39	18.87	(5.52)	(22.6%)	0.82

Total/Average	78	262,562	$22.94	$20.09	$(2.85)	(12.4%)	$1.19

New Leases - Previously Vacant Space: (5)
1st Quarter	20	86,463	N/A	$16.86	$16.86	N/A	$2.05
2nd Quarter	39	110,003	N/A	18.38	18.38	N/A	3.40
3rd Quarter	41	225,145	N/A	16.56	16.56	N/A	2.28

Total/Average	100	421,611	N/A	$17.09	$17.09	N/A	$2.53

Renewal: (6)
1st Quarter (2)	81	310,673	$22.22	$22.23	$0.01	0.0%	$0.09
2nd Quarter (3)	92	321,947	22.37	22.89	0.52	2.3%	0.05
3rd Quarter (4)	109	367,407	21.59	21.70	0.11	0.5%	0.05

Total/Average	282	1,000,027	$22.04	$22.25	$0.21	1.0%	$0.06

Anchor New:
1st Quarter	—	—	—	$—	$—	—	$—
2nd Quarter	—	—	—	—	—	—	—
3rd Quarter	1	113,692	N/A	1.89	1.89	N/A	—

Total/Average	1	113,692	N/A	$1.89	$1.89	N/A	$—

Anchor Renewal:
1st Quarter	5	367,162	$2.73	$2.73	$—	—	$—
2nd Quarter	4	436,916	2.40	2.40	—	—	—
3rd Quarter	1	155,392	1.56	1.56	—	—	—

Total/Average	10	959,470	$2.39	$2.39	$—	—	$—

(1)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(2)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes, and other charges) were (5.6%) for New Leases – Previously Leased Space and (6.0%) for Renewals.
(3)	Leasing spreads on a gross rent basis were 2.2% for New Leases – Previously Leased Space and (2.3%) for Renewals.
(4)	Leasing spreads on a gross rent basis were (14.8%) for New Leases – Previously Leased Space and 0.3% for Renewals
(5)	This category includes newly constructed and recommissioned space.
(6)	This category includes expansions, relocations and lease extensions.

As of September 30, 2011, for non-anchor leases, the average minimum rent per square foot as of the expiration date was $22.63 for the renewing leases in “Holdover” status, $29.43 for the remaining leases expiring in 2011 and $24.51 for leases expiring in 2012.

Real Estate Revenue

Real estate revenue decreased by $0.1 million, or 0%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to:

•	A decrease of $0.2 million in lease termination revenue as a result of $0.3 million received from one tenant during the three months ended September 30, 2010 that did not recur; and

•	An increase of $0.1 million in promotional income.

Real estate revenue decreased by $2.6 million, or 1%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to:

•	A decrease of $1.7 million in lease termination revenue as a result of $1.8 million received from four tenants during 2010 that did not recur;

•

A decrease of $1.3 million in expense reimbursements. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. Our properties continue to experience a trend towards more gross leases (leases that provide that tenants do not contribute toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses. In recent years, we have entered into agreements with some tenants experiencing financial difficulties to convert their leases to gross leases or percentage of sales leases, resulting in lower expense reimbursements;

•

A decrease of $0.2 million in base rent, including a $1.1 million decrease in straight line rent primarily resulting from $0.7 million in write-offs associated with the Borders Group, Inc. planned liquidation. This decrease was partially offset by net base rent increases at our properties; and

•

An increase of $0.4 million in other revenue, including a $0.2 million increase in promotional income and a $0.2 million increase in antique center revenue related to the opening of the Washington Crown Center location in November 2010.

Operating Expenses

Operating expenses decreased by $2.4 million, or 5%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to:

•

A decrease of $1.4 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to the three months ended September 30, 2010; and

•

A decrease of $0.6 million in non-common area utility expense, primarily due to decreases at six of our Pennsylvania properties where electric rates have decreased as a result of deregulation and alternate supplier contracts that we executed over the past 12 months.

Operating expenses decreased by $1.9 million, or 1%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to:

•	A decrease of $1.8 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances;

•

A decrease of $1.2 million in non-common area utility expense, including a $1.4 million decrease at six of our Pennsylvania properties where electric rates have decreased as a result of deregulation and alternate supplier contracts executed over the past 12 months;

•	An increase of $0.5 million in common area maintenance expenses as a result of stipulated annual contractual increases in housekeeping and security services; and

•	An increase of $0.4 million in real estate tax expense.

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

The following tables present NOI for the three and nine months ended September 30, 2011 and 2010. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands of dollars)	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Real estate revenue	$118,621	$118,572	0%	$457	$3,684	(88%)	$119,078	$122,256	(3%)
Operating expenses	(50,074)	(52,605)	(5%)	(373)	(1,139)	(67%)	(50,447)	(53,744)	(6%)

Net Operating Income	$68,547	$65,967	4%	$84	$2,545	(97%)	$68,631	$68,512	0%

	Same Store			Non Same Store			Total
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands of dollars)	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Real estate revenue	$353,164	$355,984	(1%)	$1,411	$11,085	(87%)	$354,575	$367,069	(3%)
Operating expenses	(151,572)	(153,941)	(2%)	(1,324)	(3,279)	(60%)	(152,896)	(157,220)	(3%)

Net Operating Income	$201,592	$202,043	0%	$87	$7,806	(99%)	$201,679	$209,849	(4%)

Total NOI increased by $0.1 million, or 0%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, despite a decrease of $2.4 million relating to Non Same Store properties, which resulted primarily from the sale of five power centers in 2010. See “—Discontinued Operations” below for further information. Same Store NOI increased by $2.6 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

Total NOI decreased by $8.2 million, or 4%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, including a decrease of $7.7 million relating to Non Same Store properties, which resulted primarily from the sale of five power centers in 2010 (See “—Discontinued Operations” below for further information), and a decrease of $0.4 million in Same Store NOI. Same Store NOI decreased primarily due to a $1.9 million decrease in lease termination income and $0.9 million of straight line rent write-offs in June 2011 at our consolidated and unconsolidated properties in connection with the 2011 bankruptcy filing and planned liquidation of Borders Group, Inc., partially offset by increased utility reimbursement income and lower bad debt expenses. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

NOI includes lease termination revenue of $0.2 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0.9 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest and Other Income

Interest and other income increased by $1.2 million, or 42%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily due to a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project, an increase of $0.2 million of historic tax credit income amortization and a $0.1 million increase in other income, partially offset by a decrease of $0.6 million in interest income.

Interest and other income increased by $1.6 million, or 38%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project, an increase of $0.4 million in development fees, a $0.3 million increase in other income and an increase of $0.2 million of historic tax credit income amortization, partially offset by a decrease of $0.8 million in interest income.

Depreciation and Amortization

Depreciation and amortization expense decreased by $7.0 million, or 17%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to:

•	A decrease of $5.2 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010; and

•

A decrease of $1.0 million resulting from tenant improvement write-offs in the three months ended September 30, 2010 associated with one tenant that vacated the space prior to the lease expiration date.

Depreciation and amortization expense decreased by $16.9 million, or 14%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to:

•	A decrease of $17.9 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010; and

•

An increase of $1.1 million due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have completed redevelopments that have been placed in service.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 5%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was primarily due to a $1.3 million decrease in compensation expense, which was driven by decreases in incentive plan compensation accruals as a result of performance relative to applicable benchmarks. This decrease was partially offset by a $0.4 million increase in professional fees and a $0.4 million increase in other miscellaneous expenses.

General and administrative expenses increased by $0.3 million, or 1%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to a $0.3 million increase in compensation costs, primarily due to increases in salaries and benefit costs.

Impairment of Assets

As further described in the “Overview” section, in September 2011, we recorded impairment of assets of $28.0 million on Phillipsburg Mall in Phillipsburg, New Jersey and $24.1 million on North Hanover Mall in North Hanover, Pennsylvania.

Interest Expense

Interest expense decreased by $4.5 million, or 12%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Of this amount, $1.4 million of the decrease was due to a reduction of deferred financing costs recorded in September 2010 in connection with a partial repayment of the 2010 Term Loan that did not recur in 2011. The remaining decrease was primarily due to a lower overall debt balance (an average of

$2,176.0 million in the three months ended September 30, 2011 compared to $2,279.9 million in three months ended September 30, 2010) and lower applicable stated interest rates. Our weighted average borrowing rate was 5.98% for the three months ended September 30, 2011 compared to 6.47% for the three months ended September 30, 2010.

Interest expense decreased by $8.2 million, or 8%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Of this amount, $3.6 million of the decrease was due to reductions of deferred financing costs recorded in May and September 2010 in connection with a partial repayment of the 2010 Term Loan that did not recur in 2011. The remaining decrease was primarily due to a lower overall debt balance (an average of $2,200.3 million in the nine months ended September 30, 2011 compared to $2,395.9 million in nine months ended September 30, 2010), partially offset by slightly higher applicable stated interest rates. Our weighted average borrowing rate was 6.17% for the nine months ended September 30, 2011 compared to 6.15% for the nine months ended September 30, 2010.

Equity in Income of Partnerships

Equity in income of partnerships was unchanged at $1.9 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Equity in income of partnerships decreased by $2.3 million, or 33%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was primarily due to an increase in mortgage interest expense of our unconsolidated partnerships resulting from a higher average debt balance outstanding.

Gains on Sales of Real Estate

Gains on sales of interests in real estate were $1.4 million in the nine months ended September 30, 2011 due to a $0.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania and a $0.7 million gain from the sale of a condominium interest in the mall at Voorhees Town Center, in Voorhees, New Jersey.

There were no gains on sales of real estate in the three months ended September 30, 2011 or in the three or nine months ended September 30, 2010.

Discontinued Operations

We have presented as discontinued operations the operating results of the five power centers that were sold in 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Operating results for properties included in discontinued operations for the three months and nine months ended September 30, 2010 were as follows (there was no income from discontinued operations in the three and nine months ended September 30, 2011):

(in thousands of dollars)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Operating results of:
Creekview Center	$111	$(71)
Monroe Marketplace	216	755
New River Valley Center	(200)	(77)

Pitney Road Plaza	107	377
Sunrise Plaza	202	573

Operating results from discontinued operations	436	1,557
Gain on sales of discontinued operations	19,151	19,151

Income from discontinued operations	$19,587	$20,708

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2011 to show separately the effects of impairment of assets and accelerated amortization of deferred financing costs, which are items that had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations, as adjusted and Funds From Operations per diluted share and OP Unit, as adjusted for the three months ended September 30, 2011 and 2010:

(in thousands, except per share amounts)	Three months ended September 30, 2011	Three Months Ended September 30, 2010
Funds from operations	$(23,084)	$21,834
Impairment of assets	52,110	—
Accelerated amortization of deferred financing costs	—	1,394

Funds from operations, as adjusted	$29,026	$23,228

Funds from operations per diluted share and OP Unit	$(0.40)	$0.38
Impairment of assets	0.91	—
Accelerated amortization of deferred financing costs	—	0.03

Funds from operations per diluted share and OP Unit, as adjusted	$0.51	$0.41

Weighted average number of shares outstanding	54,701	54,200
Weighted average effect of full conversion of OP Units	2,329	2,329
Effect of common share equivalents	165	528

Total weighted average shares outstanding, including OP Units	57,195	57,057

The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations as adjusted and Funds From Operations per diluted share and OP Unit, as adjusted for the nine months ended September 30, 2011 and 2010:

(in thousands, except per share amounts)	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Funds from operations	$17,222	$67,031
Impairment of assets	52,335	—
Accelerated amortization of deferred financing costs	—	3,652

Funds from operations, as adjusted	$69,557	$70,683

Funds from operations per diluted share and OP Unit	$0.30	$1.28
Impairment of assets	0.91	—
Accelerated amortization of deferred financing costs	—	0.07

Funds from operations per diluted share and OP Unit, as adjusted	$1.22	$1.35

Weighted average number of shares outstanding	54,612	49,435
Weighted average effect of full conversion of OP Units	2,329	2,329
Effect of common share equivalents	305	407

Total weighted average shares outstanding, including OP Units	57,246	52,171

FFO was ($23.1) million for the three months ended September 30, 2011, a decrease of $44.9 million, or 206%, compared to FFO of $21.8 million for the three months ended September 30, 2010. This decrease was primarily due to:

•	impairment charges of $52.1 million related to North Hanover Mall and Phillipsburg Mall; and

•	a $2.4 million decrease in Non Same Store NOI resulting from the sale of five power centers in September 2010; offset by

•	a decrease of $3.5 million in interest expense resulting from lower overall debt balances and lower interest rates;

•	an increase of $2.6 million in Same Store NOI, which reflects a $1.5 million decrease in bad debt expense;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project;

•	accelerated amortization of $1.4 million of financing costs recorded in September 2010 in connection with the permanent paydown of the 2010 Term Loan; and

•	other decreases in general and administrative expenses.

FFO per diluted share and OP Unit decreased $0.78 per share to ($0.40) per share for the three months ended September 30, 2011, compared to $0.38 per share for the three months ended September 30, 2010.

FFO was $17.2 million for the nine months ended September 30, 2011, a decrease of $49.8 million, or 74%, compared to FFO of $67.0 million for the nine months ended September 30, 2010. This decrease was primarily due to:

•	impairment charges of $52.1 million related to North Hanover Mall and Phillipsburg Mall;

•	a $7.4 million decrease in Non Same Store NOI resulting from the sale of five power centers in September 2010; and

•

a decrease of $0.4 million in Same Store NOI, which reflects a $1.9 million decrease in lease termination income and $0.9 million of write-offs of straight line rent in connection with the 2011 bankruptcy filing and planned liquidation of Borders Group, Inc; offset by

•	a decrease of $3.9 million in interest expense resulting from lower overall debt balances and lower interest rates;

•	accelerated amortization of $3.7 million of financing costs recorded in June 2010 in connection with the permanent paydown of the 2010 Term Loan;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project; and

•	gains on sales of non operating real estate of $0.7 million in 2011.

FFO per diluted share and OP Unit decreased $0.98 per share to $0.30 per share for the nine months ended September 30, 2011, compared to $1.28 per share for the nine months ended September 30, 2010.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our unaudited Consolidated Statements of Operations results for different periods determined in accordance with GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate. We believe that Funds From Operations as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, such as impairment of assets, gains on extinguishment of debt and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three months ended September 30, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$109,762	$9,316	$—	$119,078
Operating expenses	(47,798)	(2,649)	—	(50,447)

Net operating income	61,964	6,667	—	68,631
General and administrative expenses	(8,495)	—	—	(8,495)
Interest and other income	3,981	—	—	3,981
Impairment of assets	(52,110)	—	—	(52,110)
Project costs and other expenses	(161)	—	—	(161)
Interest expense, net	(31,846)	(2,877)	—	(34,723)
Depreciation on non real estate assets	(207)	—	—	(207)

Funds from operations	(26,874)	3,790	—	(23,084)
Depreciation on real estate assets	(34,474)	(1,866)	—	(36,340)
Equity in income of partnerships	1,924	(1,924)	—	—

Net loss	$(59,424)	$—	$—	$(59,424)

	Three months ended September 30, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$109,851	$9,256	$3,149	$122,256
Operating expenses	(50,196)	(2,815)	(733)	(53,744)

Net operating income	59,655	6,441	2,416	68,512
General and administrative expenses	(8,958)	—	—	(8,958)
Interest and other income	2,804	—	—	2,804
Project costs and other expenses	(558)	—	—	(558)
Interest expense, net	(36,384)	(2,566)	(674)	(39,624)
Depreciation on non real estate assets	(342)	—	—	(342)

Funds from operations	16,217	3,875	1,742	21,834
Depreciation on real estate assets	(41,331)	(2,020)	(1,306)	(44,657)
Equity in income of partnerships	1,855	(1,855)	—	—
Income from discontinued operations	436	—	(436)	—
Gain on sale of discontinued operations	19,151	—	—	19,151

Net loss	$(3,672)	$—	$—	$(3,672)

	Nine months ended September 30, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$326,716	$27,859	$—	$354,575
Operating expenses	(144,358)	(8,538)	—	(152,896)

Net operating income	182,358	19,321	—	201,679
General and administrative expenses	(28,511)	—	—	(28,511)
Interest and other income	5,708	—	—	5,708
Impairment of assets	(52,335)	—	—	(52,335)
Project costs and other expenses	(433)	—	—	(433)
Interest expense, net	(100,400)	(8,514)	—	(108,914)
Gains on sales of non operating real estate	710	—	—	710
Depreciation on non real estate assets	(682)	—	—	(682)

Funds from operations	6,415	10,807	—	17,222
Gains on sale of real estate	740	—	—	740
Depreciation on real estate assets	(105,124)	(6,193)	—	(111,317)
Equity in income of partnerships	4,614	(4,614)	—	—

Net loss	$(93,355)	$—	$—	$(93,355)

	Nine months ended September 30, 2010
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Discontinued operations	Total
Real estate revenue	$329,281	$28,291	$9,497	$367,069
Operating expenses	(146,299)	(8,814)	(2,107)	(157,220)

Net operating income	182,982	19,477	7,390	209,849
General and administrative expenses	(28,261)	—	—	(28,261)
Interest and other income	4,130	—	—	4,130
Project costs and other expenses	(1,012)	—	—	(1,012)
Interest expense, net	(108,588)	(6,002)	(1,926)	(116,516)
Depreciation on non real estate assets	(1,159)	—	—	(1,159)

Funds from operations	48,092	13,475	5,464	67,031
Depreciation on real estate assets	(121,518)	(6,581)	(3,907)	(132,006)
Equity in income of partnerships	6,894	(6,894)	—	—
Income from discontinued operations	1,557	—	(1,557)	—
Gain on sale of discontinued operations	19,151	—	—	19,151

Net loss	$(45,824)	$—	$—	$(45,824)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the nine months ended September 30, 2011 were $26.1 million, based on distributions of $0.45 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms and conditions of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

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

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect was 4.00% per annum over LIBOR and the interest rate remained 4.00% at September 30, 2011.

The amendment also modified several of the financial covenants under the 2010 Credit Facility. The maximum permitted leverage ratio has been reduced to 70% from 75%, and the Corporate Debt Yield, as defined, is required to be at least 9.50% until March 30, 2012, then at least 9.75% for the next year, and at least 10.00% after March 31, 2013. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our collateral properties. Under specified conditions and subject to certain financial covenants, the range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010 Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitments can be obtained, and provided that the minimum facility debt yield will be increased to 11.00%.

In addition to the covenants described above, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of September 30, 2011, we were in compliance with all of these covenants.

As of September 30, 2011, $55.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $195.0 million at September 30, 2011. On October 31, 2011, we borrowed $40.0 million under the Revolving Facility, which, along with $8.1 million of available working capital, was used to repay a $48.1 million mortgage loan on Capital City Mall in Harrisburg, Pennsylvania. The unused portion of the Revolving Facility that was available to us as of October 31, 2011 was $155.0 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of September 30, 2011 was 4.25%. Interest expense related to the Revolving Facility was $0.5 million for each of the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees.

As of September 30, 2011, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and nine months ended September 30, 2011 were 4.92% and 5.64%, respectively. Interest expense related to the 2010 Term Loan was $3.4 million and $5.7 million, respectively, for the three months ended September 30, 2011 and 2010, and $14.1 million and $14.0 million, respectively, for the nine months ended September 30, 2011 and 2010, excluding non-cash amortization of deferred financing fees.

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended September 30, 2011 and 2010 was $0.9 million and $1.0 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the nine months ended September 30, 2011 and 2010 was $2.8 million and $4.6 million, respectively.

Exchangeable Notes

As of September 30, 2011 and December 31, 2010, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $1.3 million and $2.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended September 30, 2011 and 2010 was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. Interest expense was $4.1 million for each of the nine months ended September 30, 2011 and 2010 excluding the non-cash amortization of debt discount of $1.5 million and $1.4 million, respectively, and the non-cash amortization of deferred financing fees of $0.5 million for each of the nine months ended September 30, 2011 and September 30, 2010, respectively. The Exchangeable Notes have an effective interest rate of 5.87%.

Interest Rate Derivative Agreements

As of September 30, 2011, we had entered into nine interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.54% (excluding the spread on the related debt) on a notional amount of $633.6 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement that has an interest rate of 2.96% (excluding the spread on the related debt) on a notional amount of $200.0 million maturing in March 2013.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and cap agreement in order to hedge the interest payments associated with our LIBOR based debt. We have assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On September 30, 2011, we considered these interest rate swap agreements and the cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of September 30, 2011, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $24.5 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of September 30, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $24.5 million. If we had breached any of the default provisions in these agreements as of September 30, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $27.0 million. We had not breached any of the provisions as of September 30, 2011.

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

In September 2011, the unconsolidated partnership that owns Metroplex Shopping Center in Plymouth Meeting, Pennsylvania entered into a new $87.5 million, 12 year mortgage loan with a fixed interest rate of 5.00% to replace the prior mortgage on the property that had a balance of $57.8 million. After the repayment of the prior mortgage, the partnership distributed to us excess proceeds of $16.3 million. Our interest in the unconsolidated partnership is 50%.

In November 2011, we repaid a $48.1 million mortgage loan on Capital City Mall in Camp Hill, Pennsylvania using $40.0 million from our Revolving Facility and $8.1 million of available working capital.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, five of the mortgage loans bear interest at variable rates that have been fully swapped to fixed rates and four of the mortgage loans bear interest at variable rates that have been partially swapped to a fixed rate and partially bear interest at a variable rate.

The balances of the fixed rate mortgage loans, mortgage loans that have been swapped to fixed interest rates, and the portions of mortgage loans that have been partially swapped to fixed interest rates have interest rates that range from 3.67% to 7.61% and had a weighted average interest rate of 5.65% at September 30, 2011. The four variable rate mortgage loan balances had a weighted average interest rate of 2.41% (excluding the spread on the related debt) at September 30, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.62% at September 30, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of September 30, 2011.

	Payments by Period
(in thousands of dollars)	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments	$70,277	$5,553	$34,764	$24,941	$5,019
Balloon payments (1)	1,674,451	—	883,668	369,878	420,905

Total(2)	$1,744,728	$5,553	$918,432	$394,819	$425,924

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.
(2)

Includes $0.2 million and $48.0 million of principal payments in 2011 and 2012, respectively, related to the mortgage loan on Capital City Mall, which was repaid in November 2011 using $40.0 million from our Revolving Facility and $8.1 million of available working capital.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2011 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Mortgage loans (1)(2)	$1,744,728	$5,553	$918,432	$394,819	$425,924
Exchangeable Notes (3)	136,900	—	136,900	—	—
2010 Term Loan (4)	240,000	—	—	240,000	—
Revolving Facility (4)	55,000	—	—	55,000	—
Interest on indebtedness (5)	367,635	55,461	200,686	87,383	24,105
Operating leases	6,300	587	4,145	1,544	24
Ground leases	50,257	235	1,463	1,368	47,191
Development and redevelopment commitments (6)	9,974	6,929	3,045	—	—

Total	$2,610,794	$68,765	$1,264,671	$780,114	$497,244

(1)

We have seven mortgages secured by six properties that are scheduled to mature by their terms in 2012 with an aggregate balance of $464.7 million. We expect to refinance these mortgages with new mortgages secured by the underlying properties, or to extend the maturity according to the terms of the specific mortgage loan, or, to the extent that we are unable to obtain mortgages for these properties on terms that are satisfactory to us, or at all, we expect to utilize the Revolving Facility to repay the amounts outstanding under such mortgages.

(2)

Includes $0.2 million and $48.0 million of principal payments in 2011 and 2012, respectively, related to the mortgage loan on Capital City Mall, which was repaid in November 2011 using $40.0 million from our Revolving Facility and $8.1 million of available working capital.

(3)

The Exchangeable Notes are due in the second quarter of 2012. We currently anticipate that the sources of funds for repayment might include excess proceeds of mortgage loan refinancings, property sales, the Revolving Facility, or other sources.

(4)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.75% and 4.00% plus LIBOR depending on our total leverage ratio.

(5)	Includes payments expected to be made in connection with interest rate swaps, caps and forward starting interest rate swap agreements.
(6)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2011, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $73.7 million for the nine months ended September 30, 2011 compared to $81.6 million for the nine months ended September 30, 2010. This decrease in cash from operating activities was primarily due to decreased net operating income as the result of a decrease in lease termination revenue, increased common area maintenance expenses and real estate taxes, and the disposition of five power centers in September 2010.

Cash flows used in investing activities were $3.9 million for the nine months ended September 30, 2011 compared to cash flows provided by investing activities of $103.6 million for the nine months ended September 30, 2010. Investing activities for the nine months ended September 30, 2011 reflect investment in construction in progress of $15.6 million and real estate improvements of $26.6 million, primarily relating to our ongoing maintenance of our properties, and $7.3 million of proceeds from sales of real estate. Investing activities also reflect $30.4 million in proceeds related to mortgage loans at three of our unconsolidated properties. Investing activities for the nine months ended September 30, 2010 reflect $134.7 million in proceeds from the sale of five power centers, as well as a $10.0 million decrease in notes receivable from tenants. Investing activities for the nine months ended September 30, 2010 also reflects investment in construction in progress of $19.4 million and real estate improvements of $18.4 million.

Cash flows used in financing activities were $81.7 million for the nine months ended September 30, 2011 compared to cash flows used in financing activities of $215.7 million for the nine months ended September 30, 2010. Cash flows used in financing activities for the nine months ended September 30, 2011 included dividends and distributions of $26.1 million, principal installments on mortgage loans of $15.7 million and $9.9 million of mortgage loan repayments. Cash flows used in financing activities also reflect a $45.0 million paydown of the Revolving Facility and a $7.2 million paydown of the 2010 Term Loan. Cash flows used in financing activities for the nine months ended September 30, 2010 reflected the refinancing of our 2003 Credit Facility and 2008 Term Loan. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $16.2 million in deferred financing costs in the nine months ended September 30, 2010, primarily relating to this refinancing. We also received $64.5 million in proceeds from a $32.0 million mortgage loan on Valley View Mall, a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw on the mortgage loan at Lycoming Mall in the nine months ended September 30, 2010.

COMMITMENTS

In connection with our redevelopment project and capital improvements at certain other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2011, the unaccrued remainder to be paid against these contractual and other commitments was $10.0 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $28.1 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources—Capital Resources.”

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

In February 2011, Borders Group, Inc. (“Borders”) filed for bankruptcy protection. At that time, we had 11 stores operated by Borders in our portfolio, three of which closed prior to June 30, 2011, including one store that had a lease expiration in March 2011. In July 2011, Borders determined to liquidate operations, and as a result of this action, the eight remaining stores operated by Borders in our portfolio closed during 2011. In connection with the planned liquidation, in the three months ended June 30, 2011, we recorded write-offs of $0.7 million of straight line rent and $1.0 million of tenant allowances. The liquidation of Borders and subsequent closures of the remaining stores in our portfolio are resulting in the loss of annual rental revenue from those stores, but we have signed leases or are in discussions with tenants for most of them.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms, or at all;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2011, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 5.50%, $55.0 million borrowed under our Revolving Facility, which bore interest at a rate of 4.25%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $1.3 million, and $1,745.4 million in fixed and variable rate mortgage loans, including $0.7 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, five of the mortgage loans bear interest at variable rates that have been fully swapped to fixed rates and four of the mortgage loans bear interest at variable rates that have been partially swapped to a fixed rate and partially bear interest at a variable rate.

The balances of the fixed rate mortgage loans, mortgage loans that have been swapped to fixed interest rates, and the portions of mortgage loans that have been partially swapped to fixed interest rates have interest rates that range from 3.67% to 7.61% and had a weighted average interest rate of 5.65% at September 30, 2011. The four variable rate mortgage loan balances had a weighted average interest rate of 2.41% (excluding the spread on the related debt) at September 30, 2011. The weighted average interest rate of all consolidated mortgage loans was 5.62% at September 30, 2011. Mortgage loans for our unconsolidated properties are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2011	$5,212	(1)	5.79%	$341		2.15	%(2)
2012	$605,731	(1)(3)	5.23%	$9,271		2.17	%(2)
2013	$437,112		5.47%	$3,218		3.12	%(2)
2014	$302,133	(4)	6.13%	$105,000	(4)	4.25	%(2)
2015	$282,686		5.80%	—		—
2016 and thereafter	$425,924		5.60%	—		—

(1)

Includes $0.2 million and $48.0 million of principal payments in 2011 and 2012, respectively, related to the mortgage loan on Capital City Mall, which was repaid in November 2011 using $40.0 million from our Revolving Facility and $8.1 million of available working capital.

(2)	Based on the weighted average interest rate in effect as of September 30, 2011.

(3)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(4)

As of September 30, 2011, we had designated interest rate swap agreements to effectively fix $190.0 million of the underlying LIBOR based interest payments associated with the 2010 Credit Facility until March 10, 2013 at a current weighted average rate of 1.83% (excluding the spread on the related debt). Of that notional amount, $185.0 million of this $190.0 million is also covered by a forward starting swap that becomes effective on April 2, 2012 and remains effective until March 10, 2013 at a rate of 2.96% (which will affect the weighted average rate during that period), excluding the spread on the related debt.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2011 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $60.9 million at September 30, 2011. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $58.5 million at September 30, 2011. Based on the variable rate debt included in our debt portfolio as of September 30, 2011, a 100 basis point increase in interest rates would have resulted in an additional $1.2 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.2 million annually.

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

As of September 30, 2011, we had an aggregate $633.6 million in notional amount of swap agreements settling on various dates through November 2013. We also had an aggregate of $200.0 million in notional amount of forward starting interest rate swap agreements maturing on various dates through March 2013.

Because the information presented above includes only those exposures that existed as of September 30, 2011, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that exist, our hedging strategies and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, and have concluded as follows:

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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2011 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2011	478	$15.845	—	$—
August 1 — August 31, 2011	—	—	—	—
September 1 — September 30, 2011	—	—	—	—

Total	478	$15.845	—	$—

ITEM 6.	EXHIBITS.

10.1	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

10.2	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer, the three other members of the Company’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2011, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: November 2, 2011	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

10.1*	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Equity and Comprehensive Income for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.