Form 10-K
period 2011-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2012-02-29
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2011, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $821.7 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On February 27, 2012, 55,486,080 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2011, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•

our ability to refinance our existing indebtedness when it matures, on favorable terms or at all, due in part to the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our short- and long-term liquidity position;

•

current economic conditions and their effect on employment, consumer confidence and spending and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	increases in operating costs that cannot be passed on to tenants;

•	risks relating to development and redevelopment activities;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of 33.1 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of 28.5 million square feet, of which we own 22.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, development, redevelopment and acquisition of enclosed malls and strip and power centers. In general, our malls include national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen), shoes, eyewear, cards and gifts, jewelry, books/music/movies, electronics and sporting goods, among other things. To enhance the experience for shoppers, most of our malls have restaurants and/or food courts and some of the malls have multi-screen movie theaters and other entertainment options, either as part of the mall or on outparcels around the perimeter of the mall property. In addition, many of our malls also have restaurants, banks or other stores located on outparcels. In their geographic trade areas, our malls frequently serve as a central place for community, promotional and charitable events.

The largest mall in our retail portfolio is 1.3 million square feet and contains 161 stores, and the smallest is 0.4 million square feet and contains 52 stores. The power centers in our retail portfolio range from 300,000 to 780,000 square feet, while the strip centers range from 230,000 square feet to 275,000 square feet. We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2011, 66% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur on one or two occasions during the term, ranged from 0.9% to 105%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, many of our leases provide that the tenant will reimburse us for certain expenses for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In recent years, our properties are experiencing a trend towards more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, as well as more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward common area maintenance costs and real estate taxes). In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of in-line mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our recent redevelopment program has been to increase the average sales per square foot of certain of our properties and thus potentially its class, and correspondingly increase its rental income and cash flows in order to maximize the value of the property.

RECENT DEVELOPMENTS

Operating Performance

During 2011, the slow and fragile recovery from the significant recent recession continued. The economy grew overall at a very slow pace, and unemployment decreased slightly, but remained high compared to pre-recession levels. Consumer confidence generally increased during the first half of the year, but decreased during the second half, we believe triggered in part by international economic concerns, domestic government budget discord and deficits, and continued housing market uncertainty. In general, retail sales levels have been solid, due in part to the performance of higher end operators, but overall have not returned to the levels recorded a few years ago. Challenging conditions and suboptimal performance have affected the ability of some of our current tenants to meet their obligations to us and have continued to cause many retailers to delay decisions regarding the openings of new retail stores or lease renewals, or to seek better lease terms, which has affected our ability to sustain or increase rental rates.

Amidst these conditions, we produced improvements in operating metrics. For the year ended December 31, 2011, sales per square foot at enclosed malls increased 4.3%, or $15, to $365, including consolidated and unconsolidated properties. Sales per square foot have increased over the prior year period and have increased sequentially for eight consecutive quarters. Six properties generated sales of $400 per square foot or more, including consolidated and unconsolidated properties, and there were increases at 31 of our 38 malls, which helped our leasing activity. Total occupancy for our retail portfolio increased 50 basis points to 93.0%, and mall occupancy increased 80 basis points to 92.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). We have successfully re-leased all but one of the 11 stores previously operated by Borders Group, Inc., which filed for bankruptcy protection and liquidated in 2011, through new leases, expansions and combinations. Same store net operating income, a non GAAP measure, increased by 0.5% over 2010. Excluding lease termination revenue, same store net operating income increased by 1.0%. GAAP net loss increased by 73% due to impairment charges in 2011, offset by lower expenses. However, as further described above and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our properties have experienced, and might continue to experience, a trend toward more gross leases, leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes.

Credit Facility

In March 2010, we had entered into a credit facility, which consisted of a revolving line of credit with an original capacity of $150.0 million (the “Revolving Facility”) and term loans with an original aggregate balance of $520.0 million and, after significant repayments in 2010, a balance of $340.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, and as amended as described herein, the “2010 Credit Facility”). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to them in the 2010 Credit Facility.

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million and we repaid $100.0 million of the 2010 Term Loan with funds borrowed from the Revolving Facility, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million. The amendment also extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory pay down requirements from capital events, among other changes. The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect was 4.00% per annum over LIBOR and the interest rate remained 4.00% over LIBOR at December 31, 2011. The amendment also modified several of the financial covenants under the 2010 Credit Facility. The maximum permitted leverage ratio has been reduced to 70% from 75%, and the Corporate Debt Yield, as defined, is required to be at least 9.50% until March 30, 2012, then at least 9.75% for the next year, and at least 10.00% after March 31, 2013. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our Collateral Properties. In February 2012, following the pay down of the Revolving Facility utilizing the proceeds from the new mortgage loan on Capital City Mall, there was $30.0 million outstanding under the Revolving Facility and the unused portion that was available to us was $220.0 million.

Mortgage Loan Activity

We, or partnerships in which we own interests, entered into new or refinanced mortgage loans since January 1, 2011 for the following amounts and secured by the following properties: $29.9 million on Red Rose Commons (50% interest), $60.0 million on The Court at Oxford Valley (50% interest), $27.7 million on a portion of 801 Market Street, $87.5 million on Metroplex Shopping Center (50% interest), $28.1 million on New River Valley Mall and $65.8 million on Capital City Mall.

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

•

reposition some of our properties by adding a mix of uses, including alternative uses, and prudently optimize our portfolio of properties by judiciously nurturing assets that we believe have growth potential and disposing of assets that no longer meet our strategic objectives; and

•

pursue new initiatives designed to generate additional revenue, and match our skill sets and knowledge in property management, redevelopment and development to capital from various sources to produce favorable investment returns, all subject to the terms of the 2010 Credit Facility.

Lease Space at Redeveloped and Other Properties and Continue our Heightened Focus on Property and Corporate Operations. We are emphasizing our efforts to lease the available space at our completed redevelopment properties following the significant recent investments in those assets, as well as at the other properties in the balance of our portfolio. However, our leasing activities face significant challenges because of unemployment and variations in retail spending, given current economic conditions. As a result, retailer performance is uneven and uncertain, and we have experienced delays or deferred decisions regarding the openings of new retail stores. Recently, some categories of retailers have experienced improved performance, and we continue to strive to maximize our leasing efforts.

Also, we are continuing to review our property and corporate operations in detail. We are taking steps designed to increase our revenue and net operating income. We are also pursuing actions to reduce our expenses. We continue to closely track our level of general, administrative and other expenses in relation to our net operating income.

Continue to Strengthen Our Balance Sheet. We continue to contemplate ways to reduce our leverage through a variety of means available to us, and subject to the terms of the 2010 Credit Facility. These means might include issuing common or preferred equity or equity-related securities if market conditions are favorable, entering into joint ventures or other partnerships or arrangements involving our contribution of assets, selling properties or interests in properties with values in excess of their mortgage loans or allocable debt and applying proceeds to debt reduction, or through other actions. We intend to repay in full our 4.00% Senior Exchangeable Notes due 2012 (“Exchangeable Notes”) on or before their maturity in June 2012. In addition, we might investigate opportunities to make changes to the terms of our current mortgage loans and other debt, such as by extending the maturity date or modifying other terms.

Reposition Some of Our Properties by Adding a Mix of Uses and Prudently Optimize the Portfolio. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to real estate developers to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as education, health care, entertainment, government and child care, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers.

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

Pursue New Revenue Streams; Match Our Property Skills to New Sources of Capital. We believe that we possess valuable experience in property management, redevelopment and development through our skilled and veteran employees. We have historically provided management, leasing and development services to affiliated and third-party property owners. We continue to seek opportunities to manage additional properties. In addition, we continue our efforts to determine whether there are other sources of demand for the advice or services that we can provide using our existing knowledge or property management platform.

We are pursuing opportunities to contribute our experience in asset management and real estate redevelopment and development or our advice to a project or venture where another party contributes or controls some or all capital or equity. These efforts are designed to enable us to generate a return from our investment of predominantly our skills and labor, or knowledge, rather than our capital. To these ends, we are pursuing opportunities in forms that include, among others, partnerships or other relationships with institutional real estate investors, joint ventures, and investments by or funding from government sources.

Long-Term Business Strategy

In the longer term, we believe that conditions in the economy will improve and the challenging conditions in the capital and credit markets will ease. We believe that employment, consumer confidence and consumer spending on retail goods will eventually increase. We believe that such projected increases are likely to have a positive effect on retail sales and on demand for retail space. We believe that this demand will affect our properties, and in particular, our redeveloped properties, and will ultimately have a positive effect on our overall occupancy and net operating income. Such projected increases would also likely have a positive effect on our results of operations and financial position, and, over time, on our liquidity position and our access to capital sources. However, many factors might cause future events, achievements or results not to be as positive as we expect, including those discussed in the section entitled “Item 1A. Risk Factors.” If and when these anticipated positive developments occur, we anticipate that we will resume or increase our efforts to execute several components of our long-term strategy, which are as follows:

Asset Management, Leasing and Operations

We conduct active asset management of our properties in an effort to maximize and maintain occupancy and optimize the diversity and mix of tenants, merchandise choices and price points. We do this in order to attract a wider range of customers and increase sales by mall tenants. Sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rent we receive. For example, we coordinate closely with tenants on new store locations in an effort to position our properties for their latest concept or store prototype, which is designed to drive traffic and stimulate customer spending.

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

Capital Availability

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we would ordinarily fund most of our significant capital requirements, such as the capital for redevelopments, developments and acquisitions, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity or equity-related securities.

However, as described above, in the first quarter of 2010, we entered into the 2010 Credit Facility, secured by most of our previously unsecured properties, and in June 2011, we entered into an amendment to the 2010 Credit Facility, which extended the term to March 10, 2014. The 2010 Credit Facility contains affirmative and negative covenants. During the term of the 2010 Credit Facility, certain covenants and provisions significantly limit our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us or the market for our securities at the time or times we need capital. Continued uncertainty in the capital and credit markets might negatively affect our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our long-term strategies and other business initiatives. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.”

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

Short- to Intermediate-Term Capital Strategy

While our long-term corporate finance objective has not changed, we have been making efforts to adjust the actions we take in pursuit of that goal, given current conditions in the economy, the capital markets and the retail industry. The conditions in the market for debt capital and commercial mortgage loans (including the commercial mortgage backed securities market and the state of domestic and international bank and life insurance company real estate lending), and the conditions in the general economy and their effect on retail sales, as well as our significant leverage resulting from our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. In pursuit of our corporate finance objective, we intend to continue to consider all of our available options for accessing the capital markets, given our position and constraints.

In 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million, we borrowed $100.0 million under the Revolving Facility to repay the 2010 Term Loan, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million. The amendment also extended the term to March 10, 2014. The maximum permitted leverage ratio was reduced to 70% from 75%. The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the net operating income of our Collateral Properties. As of December 31, 2011, $95.0 million was outstanding under our Revolving Facility.

Through the end of 2013, 14 mortgage loans secured by consolidated properties with an aggregate principal balance of $844.7 million as of December 31, 2011 will mature. Twelve of these mortgage loans will have balances of $40.0 million or more at maturity, including the two mortgage loans on Cherry Hill Mall, which will have an aggregate balance of $230.7 million at maturity. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing, depending on conditions in the credit market. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. See “Item 1A. Risk Factors.” In addition, the remaining balance of our unsecured Exchangeable Notes, which was $136.9 million as of December 31, 2011, will mature in 2012. We intend to repay in full the Exchangeable Notes on or before their maturity in June 2012. Subject to the terms of the 2010 Credit Facility, we intend to review all available options to address their maturity, including the use of internally generated cash flows, the Revolving Facility, excess refinancing proceeds, or the refinancing, with new securities or from other sources, or extending of, the Exchangeable Notes in a similar or modified form. Our plans with regard to the maturity of the Exchangeable Notes are subject to change.

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

Long-Term Capital Strategy

In general, in determining the amount and type of debt capital to employ in our business, we consider several factors, including: general economic conditions, the capital market environment, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, capitalization rates for mall properties, our financing needs for redevelopment, development and acquisition opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the federal tax law requirement that REITs distribute at least 90% of net taxable income, among other factors. We strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements.

The United States credit markets have experienced significant dislocations and liquidity disruptions in recent years. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on reasonable terms, which might negatively affect our ability to fund our future redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could potentially be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or outparcels or might adversely affect the price we receive, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity. See “Item 1A. Risk Factors.”

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

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2011, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the balance of the properties ranges from 40% to 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, traditional retailers with an internet presence, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

We believe that the main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the total sales and sales per square foot of the property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. Applying these criteria to our properties, we believe that a number of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program has made the properties that were redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers, although our properties face significant challenges because the current conditions in the economy and the disruptions in the financial markets have negatively affected employment compared to before the recession and have caused fluctuations and variations in consumer confidence and consumer spending on retail goods.

The development of competing retail properties and the related increased competition for tenants might cause us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would be subject to the terms and conditions of our 2010 Credit Facility and involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market, and retail industry conditions, however, there has been substantially less competition with respect to existing property or land parcel acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

EMPLOYEES

We had 649 employees at our properties and in our corporate office as of December 31, 2011. None of our employees are represented by a labor union.

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

We use a substantial amount of debt to finance our business. As of December 31, 2011, we had an aggregate consolidated indebtedness outstanding (excluding debt premium and debt discount) of $2,163.0 million, $2,026.1 million of which was secured by substantially all of our properties and $136.9 million of which was unsecured indebtedness. As of December 31, 2011, $240.0 million was outstanding under the 2010 Term Loan, and $95.0 million was outstanding under the Revolving Facility. In 2011, we obtained a new mortgage loan of $27.7 million and we repaid $79.3 million of existing mortgage loan debts. These debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $204.5 million at December 31, 2011. Our consolidated debt represented 78.1% of our total market capitalization as of December 31, 2011.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our ability to make distributions to shareholders.

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, Revolving Facility borrowings or other financing vehicles in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes, subject to the terms and conditions of our 2010 Credit Facility.

Our substantial obligations arising from our indebtedness could also have other negative consequences to our shareholders, including the acceleration of a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt. If we fail to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, development and redevelopment activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse industry and economic conditions, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.

If we are unable to comply with the covenants in our 2010 Credit Facility, we might be adversely affected.

The 2010 Credit Facility requires us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. We expect the current conditions in the economy and in the credit and capital markets and the retail industry to continue to affect our operating results. The leverage covenant in the 2010 Credit Facility generally takes our net operating income and applies a capitalization rate to calculate Gross

Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our 2010 Credit Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue development and redevelopment projects or property acquisitions, limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures, make distributions to shareholders or engage in acquisitions. In addition, the predetermined release price for a property might exceed the amount we receive in a sale transaction for a Collateral Property, which might require us to deliver some additional cash from other sources to the lenders.

An inability to comply with these covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our 2010 Credit Facility, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through additional secured debt financing, private or public offerings of debt securities or additional equity financings. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We might not be able to refinance our existing obligations or obtain the capital required to finance our activities. Disruptions in the credit markets could affect our ability to obtain debt financing on terms acceptable to us, or at all, and have other adverse effects on us.

The REIT provisions of the Internal Revenue Code of 1986 as amended, generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, and subject to the terms of the 2010 Credit Facility, we generally fund certain capital requirements, such as the capital for renovations, expansions, redevelopments, other non-recurring capital improvements, scheduled debt maturities, and acquisitions of properties or other assets, through secured and unsecured indebtedness and, when available and market conditions are favorable, the issuance of additional equity securities.

As of December 31, 2011, we had $985.4 million of indebtedness that matures on or before December 31, 2013, including $844.7 million of mortgage loans at our consolidated properties, $136.9 million of Exchangeable Notes, and our share of mortgage loans of our unconsolidated partnerships of $3.8 million. Also, subject to the terms and conditions of our 2010 Credit Facility, we estimate that we will need $5.9 million of additional capital to complete our current active development and redevelopment projects. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, our ability to refinance our existing debt as it comes due, the availability of credit to us from financing sources or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest currently consisting of a first lien on 20 properties. As a result, we have few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds.

The United States credit markets have experienced significant dislocations and liquidity disruptions in recent years due to a number of factors and events, including the recession, the subprime mortgage crisis and international and domestic credit and budget issues. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on terms acceptable to us, or at all, which might negatively affect our ability to fund scheduled debt maturities, the remaining amount needed for our current development and redevelopment projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be on less attractive terms and might require us to adjust our business plan accordingly. In addition, real or perceived decreases in the values of our properties resulting from current economic conditions might also affect our ability to obtain financing based on our properties on acceptable terms. These conditions might make it more difficult for us to sell properties or might affect adversely the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

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

The U.S. economy has continued to experience relatively high unemployment and reduced or fluctuating business and consumer confidence. Also, credit markets have experienced significant dislocations and liquidity disruptions, affecting liquidity and making financing terms for borrowers less attractive and, in some cases, making financing less available. These conditions have negatively affected consumer spending on retail goods compared to before the recession, although some segments of consumer spending, particularly at higher price points, have improved recently. This lower demand in certain categories has led to decreased operating performance of several retailer tenants, which has led to delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has affected the ability of our current tenants to meet their obligations to us. This, in turn, has caused a decrease in the revenue generated by our properties and could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our 2010 Credit Facility, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations. There can be no assurance that past, current and future government responses to the disruptions in the economy and in the financial markets will restore business and consumer confidence and employment and consumer spending on retail goods in a timely manner, or at all.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of December 31, 2011, we had $159.2 million of indebtedness with variable interest rates, including a portion of the 2010 Term Loan that is part of the 2010 Credit Facility. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have fixed the interest rates on some of our variable rate debt using derivative instruments. Such variable interest rate debt, excluding amounts that have been swapped to fixed rates, represented 7.4% of our aggregate consolidated indebtedness as of December 31, 2011. We might incur additional variable rate debt in the future, through additional borrowings under the Revolving Facility or otherwise, and the proportion of our debt with variable interest rates might increase.

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

In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of such subsidiary only after the claims of the creditors, including mortgage lenders and trade creditors, of that subsidiary are satisfied. Our shareholders, in turn, will have the right to participate in any distribution of our assets upon our liquidation, reorganization or insolvency only after the claims of our creditors, including trade creditors, are satisfied.

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

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. As of December 31, 2011, the aggregate fair value of our derivative instruments was an unrealized loss of $21.1 million, which is expected to be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements. In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations, particularly given current market conditions.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Approximately 41% of our non-anchor leases and 14% of our anchor leases are in holdover status or will mature in 2012 or 2013, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy at our properties and lower rental revenue, net effective rent, net operating income, cash flows and funds available for future distributions.

As of December 31, 2011, total occupancy in our consolidated and unconsolidated retail portfolio (including all tenants irrespective of the terms of their agreements) was 93.0%. The current conditions in the economy and the disruptions in the financial markets have negatively affected employment compared to before the recession and have caused fluctuations and variations in consumer confidence and consumer spending on retail goods. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at our properties and regarding lease renewals.

In recent years, in connection with the factors described above, we frequently entered into leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the view that there will be greater visibility into expected future conditions in the economy and expected future trends. As a result, we have higher percentages of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2012 and 2013, or doing so on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

The income we generate depends in part on our anchor tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract in-line tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants, including combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, might result in the restructuring of these companies, which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, and closures or sales of stores operated by them. For example, Sears Holdings Corporation has announced that it intends to close 100-120 Kmart and Sears stores across the country. Many of the stores on the initial closing list are freestanding stores (located away from malls); however, we cannot assure you that there will not be additional store closings, by Sears or any other anchor tenant, in the future, or that there will not be closings of stores located in malls, including our malls, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations, particularly if the affected properties are not classified as Class A malls. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or inline stores in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Expense reimbursements have decreased and, in the future, might continue to decrease because of a trend toward gross and percentage of sales leases. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.

Our leases typically provide that the tenant is liable for a portion of common area maintenance (“CAM”), real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward CAM costs and real estate taxes), as well as leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes. In these cases, a tenant will pay a single specified rent amount or a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we would be required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by our tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.

Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. For example, municipalities might seek to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment or for other reasons. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.

The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income or the loss of an anchor tenant, indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy and the disruptions in the financial markets have negatively affected employment and consumer spending on retail goods in many categories. We have consequently decreased our estimates of future cash flows generated by our properties, and these factors might cause further decreases in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2011 and 2009, we will recognize impairment with respect to such assets.

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

Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2011 and 2009 impairment analyses resulted in noncash impairment charges on long lived assets of $52.3 million and $74.3 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”

Any store closings, leasing delays, lease terminations, tenant financial difficulties or tenant bankruptcies we encounter could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations—Real Estate Revenue” Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

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

Before 2011, we completed construction at the properties in our recent major redevelopment program, except for a small amount at one property. Currently, we are engaged in smaller redevelopment projects at a few of our properties. We are also engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term, except some amounts that we expect will be reimbursed. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization.

Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Subject to the terms and conditions of our 2010 Credit Facility, as a key component of our long-term growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to current economic, capital market and retail industry conditions, which have led to tight credit, low liquidity, increased defaults and bankruptcies, lower employment, and fluctuations and variations in consumer confidence and consumer spending. These conditions might cause us to reduce or eliminate development and redevelopment projects in the short term. We are adjusting our growth strategy in light of these conditions, and anticipate longer times until stabilization and potentially lower investment returns.

We might elect not to proceed with certain development projects after they are begun. In general, when we elect not to proceed with a project, development costs for such a project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online shopping has increased in recent years, and is expected to continue to increase in the future. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales, and has affected retailers in those categories significantly, such as Borders Group, Inc., which filed for bankruptcy protection and liquidated in 2011. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store. Consumers are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, retailers have recently begun to experience the phenomenon of customers checking competitors’ product offerings and prices while in their stores using technology, including smart phones. Online shopping and technology, such as smartphone applications, might affect the business models, sales and profitability of retailers which might, in turn, affect the demand for retail real estate, occupancy at our properties and the amount of rent that we receive. Any resulting decreases in rental revenue could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

There is a concentration of our retail properties in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including several properties in the Philadelphia, Pennsylvania metropolitan area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania, New Jersey or in the Mid-Atlantic region more broadly, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make distributions to shareholders would be adversely affected.

We have invested and expect to invest in the future in partnerships with third parties to acquire or develop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

We have invested and expect to invest in the future as a partner with third parties in the acquisition or ownership of existing properties or the development of new properties, in contrast to acquiring or owning properties or developing projects by ourselves. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have primary control over the acquisition, development, redevelopment, financing, leasing, management, budgeting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.

We face competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in starting and nurturing new business initiatives.

We believe that we can further expand our third party management business, and we intend to pursue opportunities to manage additional properties. In addition, we are in the process of determining whether there are other sources of demand for the services that we can provide using our existing property management platform or our knowledge. Identifying and serving new markets and executing operationally on such efforts is subject to various risks, including allocating resources that ultimately are not productive, directing management attention away from existing businesses, lacking necessary skill sets or knowledge for such initiatives if they involve different property types or types of assignments, and possibly incurring negative effects on our image or brand. If we are unsuccessful in pursuing new businesses, or in effectively servicing such business once acquired, or if conducting such a business negatively affects our management’s ability to effectively manage our existing business, we could incur costs and expenses that could adversely affect our results of operations.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

Acquisitions of retail properties have historically been an important component of our growth strategy. However, subject to the terms and conditions of our 2010 Credit Facility, and given the current economic, capital market and retail industry conditions, we expect our acquisition activities to be limited in the short term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy, to make the acquisition successfully over competing suitors. We must also typically obtain financing on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

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

Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel, personnel with necessary skill sets or financial and other resources to successfully handle our increased operations;

•	we might not be successful in leasing space in acquired properties or renewing leases of existing tenants after our acquisition of the property;

•	the combined portfolio might not perform at the level we anticipate;

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

Our business focuses on retail real estate, predominantly malls and strip and power centers. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our 2010 Credit Facility. Currently, we face significant challenges because the conditions in the economy and the disruptions in the financial markets have reduced employment and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should be divested. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited, particularly given current economic, capital market and retail industry conditions. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Furthermore, the properties that serve as collateral for our 2010 Credit Facility are subject to specified release prices being repaid to the lenders, which might be higher than the price we are offered, and other mortgage loans might contain substantial prepayment penalties, which might restrict our ability to dispose of a property. There are also limitations under federal income tax laws applicable to

REITs that limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

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

Our organizational documents contain provisions that might have an anti-takeover effect and might inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions include:

(1)	There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction might:

•

discourage, delay or prevent a tender offer or other transaction or a change in control of management that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring the Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the Board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control of us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Advance Notice Requirements for Shareholder Nominations of Trustees. The Company’s advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as trustees, as provided in our amended and restated Trust Agreement, require, among other things, that advance written notice of any such proposals, containing prescribed information, be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s meeting (or within 10 business days of the day notice is given of the annual meeting date, if the annual meeting date is not within 30 days of the anniversary date of the immediately preceding annual meeting).

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

As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who are officers or trustees or who have become limited partners of PREIT Associates, against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

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

Our May 2010 common share offering was dilutive to our shareholders, and we continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the 2010 Credit Facility. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.

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

•	Possible future issuances of equity, equity-related or convertible securities, including securities senior as to distributions or liquidation rights;

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with the tax treatment of dividends and distributions);

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

In February 2012, our Board of Trustees declared a cash dividend of $0.15 per share, payable in March 2012. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

In addition, the 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). We must maintain our status as a REIT at all times. All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2010 Credit Facility.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.

Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 35%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to an historically low 15%, and that reduction is expected to remain in place through at least December 31, 2012. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders, and instead are taxed at ordinary income rates. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.

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

From time to time, changes in state and local tax laws or regulations are enacted, which might result in an increase in our tax liability. The shortfall in tax revenue for states and municipalities in recent years might lead to an increase in the frequency and size of such changes. If such changes occur, we might be required to pay additional taxes on our assets, including our properties, or income. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

RETAIL PROPERTIES

As of December 31, 2011, we owned interests in 46 operating retail properties containing an aggregate of 33.1 million square feet (including space owned by anchors). Of the 46 operating retail properties, we and partnerships in which we own an interest owned 25.7 million square feet of space (excluding space owned by anchors). PREIT Services currently manages 40 of these properties, 39 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not consolidated by us. The remaining five properties are also owned by partnerships that are not consolidated by us and are managed by our partners, or by an entity we or our partners designated.

Total occupancy in our consolidated malls, including only space we own and calculated irrespective of the term of the agreement, was 92.8% as of December 31, 2011. In-line occupancy in our consolidated malls was 89.3% as of that date, and occupancy in our consolidated strip and power centers was 96.2% as of that date.

Total occupancy in our unconsolidated malls, including only space owned by the partnerships in which we own an interest and calculated irrespective of the term of the agreement, was 96.5% as of December 31, 2011. In-line occupancy in our unconsolidated malls was 95.5% as of that date, and occupancy in our unconsolidated strip and power centers was 92.8% as of that date.

Total occupancy in all our consolidated and unconsolidated malls was 92.9% as of December 31, 2011. In-line occupancy in all of our malls was 89.7% as of that date, and occupancy in all of our strip and power centers was 93.8% as of that date.

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

The following tables present information regarding our retail properties as of December 31, 2011. We refer to the total retail space of these properties, including anchors and in-line stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors / Major Tenants(5)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,162,166	957,396	1970/1991	92.5%	Boscov’s JCPenney Macy’s Sears

Capital City Mall Camp Hill, PA	100%	608,769	488,769	1974/2005	98.2%	JCPenney Macy’s Sears

Chambersburg Mall Chambersburg, PA	100%	454,423	454,423	1982	87.8%	Bon-Ton Burlington Coat Factory JCPenney Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors / Major Tenants(5)
Cherry Hill Mall Cherry Hill, NJ	100%	1,298,981	820,096	1961/2009	94.7%	Container Store Crate and Barrel JCPenney Macy’s Nordstrom

Crossroads Mall(6) Beckley, WV	100%	476,278	476,278	1981	95.9%	Belk Dick’s Sporting Goods JCPenney Sears

Cumberland Mall Vineland, NJ	100%	942,447	669,217	1973/2003	93.6%	Best Buy BJ’s Boscov’s Burlington Coat Factory Home Depot JCPenney

Dartmouth Mall Dartmouth, MA	100%	670,798	530,798	1971/2000	97.9%	JCPenney Macy’s Sears

Exton Square Mall(6) Exton, PA	100%	1,086,846	809,378	1973/2000	93.1%	Boscov’s JCPenney Kmart Macy’s Sears

Francis Scott Key Mall Frederick, MD	100%	711,961	572,628	1978/1991	97.9%	Barnes & Noble JCPenney Macy’s Sears Value City Furniture

Gadsden Mall Gadsden, AL	100%	500,088	500,088	1974/1990	96.2%	Belk JCPenney Sears

The Gallery at Market East(6)(7) Philadelphia, PA	100%	1,084,432	1,084,432	1977/1990	62.2%	Burlington Coat Factory Commonwealth of Pennsylvania

Jacksonville Mall Jacksonville, NC	100%	488,727	488,727	1981/2008	100.0%	Barnes & Noble Belk JCPenney Sears

Logan Valley Mall Altoona, PA	100%	781,203	781,203	1960/1997	97.5%	JCPenney Macy’s Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy% (4)	Anchors / Major Tenants(5)
Lycoming Mall Pennsdale, PA	100%	834,606	714,606	1978/2007	97.5%	Best Buy Bon-Ton Burlington Coat Factory Dick’s Sporting Goods JCPenney Macy’s(8) Sears

Magnolia Mall Florence, SC	100%	613,170	613,170	1979/2007	99.1%	Barnes & Noble Belk Best Buy Dick’s Sporting Goods JCPenney Sears

Moorestown Mall Moorestown, NJ	100%	1,059,450	738,250	1963/2008	93.8%	Boscov’s Lord & Taylor Macy’s Sears

New River Valley Mall Christiansburg, VA	100%	441,276	441,276	1988/2007	98.4%	Belk Dick’s Sporting Goods JCPenney Regal Cinemas Sears

Nittany Mall State College, PA	100%	532,044	437,044	1968/1990	95.6%	Bon-Ton JCPenney Macy’s(8) Sears

North Hanover Mall Hanover, PA	100%	355,763	355,763	1967/1999	96.3%	Dick’s Sporting Goods JCPenney Sears

Orlando Fashion Square(6) Orlando, FL	100%	1,087,851	932,275	1973/2003	91.3%	Dillard’s JCPenney Macy’s Sears

Palmer Park Mall Easton, PA	100%	457,931	457,931	1972	96.6%	Bon-Ton Boscov’s

Patrick Henry Mall Newport News, VA	100%	716,192	576,192	1988/2005	98.9%	Dick’s Sporting Goods Dillard’s JCPenney Macy’s

Phillipsburg Mall Phillipsburg, NJ	100%	577,138	577,138	1989/2003	89.2%	Bon-Ton JCPenney Kohl’s Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy% (4)	Anchors / Major Tenants(5)
Plymouth Meeting Mall(6) Plymouth Meeting, PA	100%	952,185	737,550	1966/2009	85.9%	AMC Theater Boscov’s Macy’s Whole Foods

The Mall at Prince Georges Hyattsville, MD	100%	918,575	918,575	1959/2004	97.0%	JCPenney Macy’s Marshalls Ross Dress for Less Target

South Mall Allentown, PA	100%	405,199	405,199	1975/1992	88.0%	Bon-Ton Stein Mart

Uniontown Mall(6) Uniontown, PA	100%	698,992	698,992	1972/1990	86.7%	Bon-Ton Burlington Coat Factory JCPenney Sears Teletech Customer Care

Valley Mall Hagerstown, MD	100%	917,170	673,770	1974/1999	97.7%	Bon-Ton JCPenney Macy’s Sears

Valley View Mall La Crosse, WI	100%	598,097	343,501	1980/2001	97.1%	Barnes & Noble Herberger’s JCPenney Macy’s Sears

Viewmont Mall Scranton, PA	100%	747,194	627,194	1968/2006	99.2%	JCPenney Macy’s Sears

Voorhees Town Center Voorhees, NJ	100%	731,247	310,409	1970/2007	67.2%	Boscov’s Macy’s The Star Group Voorhees Town Hall

Washington Crown Center Washington, PA	100%	676,166	536,071	1969/1999	91.7%	Bon-Ton Gander Mountain Sports Macy’s Sears

Willow Grove Park(9) Willow Grove, PA	100%	996,323	583,202	1982/2001	96.6%	Bloomingdale’s The Cheesecake Factory Macy’s Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy% (4)	Anchors / Major Tenants(5)
Wiregrass Commons Dothan, AL	100%	637,965	305,813	1986/2008	91.5%	Belk Burlington Coat Factory JCPenney

Woodland Mall Grand Rapids, MI	100%	1,159,827	434,640	1968/1998	95.3%	Apple Barnes & Noble JCPenney Kohl’s Macy’s Sears

Wyoming Valley Mall Wilkes-Barre, PA	100%	911,300	911,300	1971/2006	97.1%	Bon-Ton JCPenney Macy’s Sears

POWER CENTERS
Christiana Center Newark, DE	100%	302,434	302,434	1998	96.0%	Costco Dick’s Sporting Goods

Paxton Towne Centre Harrisburg, PA	100%	717,490	444,432	2001	100.0%	Costco Kohl’s Target Weis Markets
STRIP CENTERS
The Commons at Magnolia Florence, SC	100%	230,532	104,332	1991/2002	80.4%	Bed, Bath & Beyond Target

		28,543,236	22,814,492		92.9%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and in-line tenants, irrespective of the terms of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	A portion of the underlying land at this property is subject to a ground lease.
(7)

The owned square feet for The Gallery at Market East includes the former Strawbridge’s department store building that is currently vacant. This vacant department store represents 30.3% of the owned square feet for The Gallery at Market East.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

(9)	The owned square feet for Willow Grove Park excludes 206,834 square feet from the vacant former Strawbridge’s department store which is currently under redevelopment.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
MALLS
Lehigh Valley Mall Allentown, PA	50%	1,157,301	785,315	1960/2008	96.6%	Barnes & Noble Boscov’s JCPenney Macy’s

Springfield Mall Springfield, PA	50%	610,204	222,305	1974/1997	95.8%	Macy’s Target

POWER CENTERS
Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store Lowe’s Target

The Court at Oxford Valley Langhorne, PA	50%	704,526	456,903	1996	91.7%	Best Buy BJ’s Dick’s Sporting Goods Home Depot

Red Rose Commons Lancaster, PA	50%	462,881	263,291	1998	100.0%	Home Depot Weis Markets

Whitehall Mall Allentown, PA	50%	570,492	570,492	1964/1998	83.1%	Bed, Bath & Beyond Kohl’s Sears

STRIP CENTERS
Springfield Park Springfield, PA	50%	274,480	128,811	1997/1998	98.2%	Bed, Bath & Beyond LA Fitness Target

Total		4,558,074	2,904,578		94.1%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)	Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, and includes all tenants irrespective of the terms of their agreements.
(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our average annual minimum rent per square foot (for consolidated and unconsolidated properties), including all tenants irrespective of the terms of their agreements, and excluding tenants who pay a percentage of sales in lieu of minimum rent, for the five years ended December 31, 2011:

Year	Non-Anchor Stores	Anchor Stores
2007(1)	$23.21	$3.45
2008(1)	23.91	3.60
2009(1)	24.75	3.72
2010(1)	24.74	3.70
2011	24.05	3.70

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors — Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties including consolidated and unconsolidated properties as of December 31, 2011:

Tenant Name(1)	Number of Stores(2)	GLA(2)	% of Total GLA
Bed Bath & Beyond Inc.
Bed Bath & Beyond	6	206,846
Buy Buy Baby	1	30,322

Total Bed Bath & Beyond Inc.	7	237,168	0.7%
Belk, Inc.	8	520,684	1.6%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	14	22,645

Total Best Buy Co., Inc.	19	200,502	0.6%
BJ’s Wholesale Club, Inc.	3	234,761	0.7%
The Bon-Ton Stores, Inc.
Bon-Ton	14	1,008,613
Herberger’s	1	41,344

Total Bon-Ton Stores, Inc.	15	1,049,957	3.2%
Boscov’s Department Store	9	1,453,574	4.4%
Burlington Coat Factory	6	537,986	1.6%
Carmike Cinemas, Inc.
Carmike Cinemas	4	123,972
Valley Square Theater	1	20,780

Total Carmike Cinemas, Inc.	5	144,752	0.4%

Tenant Name(1)	Number of Stores(2)	GLA(2)	% of Total GLA
Costco Wholesale Corporation	2	289,447	0.9%
Dick’s Sporting Goods, Inc.	10	467,159	1.4%
Dillard’s, Inc.	3	471,494	1.4%
Gander Mountain Sports	1	83,835	0.3%
Giant Food Stores	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	3	397,322	1.2%
JCPenney Corporation, Inc.	30	3,194,736	9.7%
Kohl’s Corporation	3	251,194	0.8%
Lord & Taylor	1	121,200	0.4%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	25	4,056,760

Total Macy’s, Inc.	26	4,294,297	13.0%
Nordstrom, Inc.	1	138,000	0.4%
Premier Cinema Corporation	2	92,748	0.3%
Regal Cinemas	3	151,566	0.5%
Sears Holdings Corporation
K-Mart	1	96,268
Sears	29	3,580,905

Total Sears Holdings Corporation	30	3,677,173	11.1%
Target Corporation	6	864,893	2.6%
Teletech Customer Care Management	1	64,964	0.2%
Weis Markets, Inc.	2	130,075	0.4%
Whole Foods, Inc.	1	65,155	0.2%

	199	19,255,900	58.2%

(1)

To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by annualized minimum rent as of December 31, 2011:

Primary Tenant(1)	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Minimum Rent(2)
Gap, Inc.	45	5	50	612,513	$11,108
JCPenney Corporation, Inc.	24	6	30	3,194,736	7,679
Foot Locker, Inc.	58	11	69	343,762	7,339
Limited Brands, Inc.	58	14	72	323,718	7,135
American Eagle Outfitters, Inc.	40	2	42	227,221	6,573
Zale Corporation	74	—	74	55,498	5,420
Sears Holdings Corporation	24	5	29	3,677,173	5,302
Signet Jewelers Limited	39	—	39	60,145	4,398
Dick’s Sporting Goods, Inc.	8	2	10	467,159	4,054
Luxottica Group S.p.A.	46	4	50	122,917	3,890
Abercrombie & Fitch Co.	19	—	19	128,443	3,490
Genesco, Inc.	59	3	62	80,878	3,343
Aeropostale, Inc.	33	3	36	125,918	3,124
Commonwealth of Pennsylvania	2	—	2	229,244	3,092
Barnes & Noble, Inc.	9	—	9	271,086	2,977
Hallmark Cards, Inc.	34	5	39	159,603	2,972
Best Buy Co., Inc.	19	—	19	200,502	2,857
Shoe Show, Inc.	26	5	31	192,898	2,836
Burlington Coat Factory	6	—	6	537,986	2,826
Regis Corporation	75	3	78	95,960	2,740

Total	698	68	766	11,107,360	$93,155

(1)	Tenant includes all brands and concepts of the tenant.
(2)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based on fixed monthly rent as of December 31, 2011.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2011 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants					Tenants in Bankruptcy(1)
For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(2)	Average Expiring Minimum Rent psf	Percent of PREIT’s Total	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(2)	Average Expiring Minimum Rent psf	% of PREIT’s Share of Minimum Rent in Expiring Year
2011 and Prior(3)	310	704,166	$18,892	$26.83	6.9%	—	$—	$—	0.0%
2012	504	1,606,652	36,148	22.50	13.2%	57,129	779	13.64	2.2%
2013	426	1,458,070	29,253	20.06	10.7%	10,460	194	18.55	0.7%
2014	331	1,157,334	23,534	20.33	8.6%	13,108	343	26.17	1.5%
2015	259	1,283,707	26,068	20.31	9.5%	18,595	383	20.60	1.5%
2016	315	1,405,382	33,796	24.05	12.4%	39,406	662	16.80	2.0%
2017	208	913,760	21,817	23.88	8.0%	702	95	135.33	0.4%
2018	188	976,633	23,515	24.08	8.6%	—	—	—	0.0%
2019	138	611,405	17,503	28.63	6.4%	1,013	90	88.85	0.5%
2020	133	934,299	19,038	20.38	7.0%	5,269	150	28.47	0.8%
2021	123	591,391	12,904	21.82	4.7%	930	193	207.53	1.5%
Thereafter	55	568,375	11,053	19.45	4.0%	22,960	197	8.58	1.8%

Total/Average	2,990	12,211,174	$273,521	$22.40	100.0%	169,572	$3,086	$18.20	1.1%

(1)

As described above under “Item 1A. Risk Factors,” if a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances.

(2)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based only on fixed monthly rent as of December 31, 2011.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2011.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rents in leases signed in 2011.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2011 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1) (2)	Average Expiring Minimum Rent psf	Percent of PREIT’s Total
2012	1	212,000	$37	$0.17	0.1%
2013	14	1,135,570	4,593	4.04	11.8%
2014	15	1,491,412	3,650	2.54	9.3%
2015	18	1,715,835	5,115	2.98	13.1%
2016	20	1,895,436	4,777	2.52	12.2%
2017	9	1,021,341	3,410	3.34	8.7%
2018	6	777,965	4,084	5.25	10.4%
2019	7	770,343	2,014	2.61	5.2%
2020	4	346,039	1,415	4.09	3.6%

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1) (2)	Average Expiring Minimum Rent psf	Percent of PREIT’s Total
2021	4	426,239	1,775	4.16	4.5%
Thereafter	10	1,410,486	8,213	5.82	21.1%

Total/Average	108	11,202,666	$39,083	$3.49	100.0%

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized minimum rent is calculated based only on fixed monthly rent as of December 31, 2011.

(2)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rents in leases signed in 2011.

DEVELOPMENT PROPERTIES

The development portion of our portfolio contains three properties in two states. Two of the projects are classified as “mixed use” (a combination of retail and other uses) and one project is classified as “other.”

OFFICE SPACE

We lease our principal executive offices from Bellevue Associates, an entity in which certain of our officers and trustees have an interest. Our rented space under the office lease has a total of 68,100 square feet. The lease has a 10 year term, and commenced on November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Our base rent is $1.5 million per year.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol “PEI.”

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2011	$15.62	$12.88	$0.15
Quarter ended June 30, 2011	$17.34	$13.64	0.15
Quarter ended September 30, 2011	$16.55	$7.72	0.15
Quarter ended December 31, 2011	$11.00	$6.50	0.15

			$0.60

	High	Low	Dividend Paid
Quarter ended March 31, 2010	$13.06	$8.35	$0.15
Quarter ended June 30, 2010	$17.35	$11.85	0.15
Quarter ended September 30, 2010	$13.90	$10.03	0.15
Quarter ended December 31, 2010	$15.93	$11.58	0.15

			$0.60

As of December 31, 2011, there were approximately 3,200 holders of record of our common shares and approximately 16,500 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2012, our Board of Trustees declared a cash dividend of $0.15 per share payable in March 2012. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant.

The 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). We must maintain our status as a REIT at all times. All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2010 Credit Facility.

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

We did not acquire any shares in the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2011	2010	2009	2008	2007
Operating Results:
Total revenue	$456,560	$455,641	$451,306	$461,035	$457,708
Gains on sales of real estate—continuing operations	$1,590	$—	$4,311	$—	$2,310
(Loss) income from continuing operations	$(93,935)	$(75,014)	$(103,867)	$(20,590)	$13,408
Gains on sales of discontinued operations	$—	$19,094	$9,503	$—	$6,699
Net (loss) income	$(93,935)	$(54,363)	$(90,091)	$(16,355)	$23,120
Dividends on preferred shares	$—	$—	$—	$—	$(7,941)
Net (loss allocable) income attributable to PREIT	$(90,161)	$(51,927)	$(85,738)	$(15,766)	$26,510
(Loss) income from continuing operations per share—basic	$(1.66)	$(1.43)	$(2.43)	$(0.54)	$0.44
(Loss) income from continuing operations per share—diluted	$(1.66)	$(1.43)	$(2.43)	$(0.54)	$0.44
Net (loss) income per share—basic	$(1.66)	$(1.04)	$(2.11)	$(0.43)	$0.68
Net (loss) income per share—diluted	$(1.66)	$(1.04)	$(2.11)	$(0.43)	$0.67
Balance sheet data:
Investments in real estate, at cost	$3,576,997	$3,587,468	$3,684,313	$3,708,048	$3,367,294
Intangible assets, net	$9,921	$15,787	$38,978	$68,296	$104,136
Total assets	$2,910,254	$3,080,117	$3,346,580	$3,444,277	$3,264,074
Total debt, including debt premium and discount	$2,162,432	$2,225,539	$2,565,357	$2,560,375	$2,257,333
Noncontrolling interest	$43,711	$50,257	$56,151	$51,934	$55,256
Total equity—PREIT	$544,327	$654,273	$578,653	$646,329	$757,619
Other data:
Cash provided by operating activities	$105,262	$116,791	$136,148	$124,963	$149,486
Cash (used in) provided by investing activities	$(21,772)	$81,029	$(103,405)	$(353,239)	$(242,377)
Cash (used in) provided by financing activities	$(104,019)	$(229,736)	$31,714	$210,137	$105,008
Cash distributions per share—common	$0.60	$0.60	$0.74	$2.28	$2.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of 33.1 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of 28.5 million square feet, of which we own 22.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

Our primary business is owning and operating retail shopping malls and strip and power centers, which we do primarily through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We provide management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Our net loss increased by $39.5 million to $93.9 million for the year ended December 31, 2011 from $54.4 million for the year ended December 31, 2010. Our 2011 results of operations were primarily affected by $52.3 million of impairment charges, partially offset by decreases in interest expense, depreciation and amortization expense and operating expenses. We also recorded a gain on sale of discontinued operations of $19.1 million in 2010 that did not recur in 2011.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2011, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic and Capital Market Conditions, Our Leverage and Our Near Term Capital Needs

The conditions in the economy and the disruptions in the financial markets have reduced employment and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. As a result, as compared to past years, the sales and profit performance of certain retailers has fluctuated and we have experienced delays or deferred decisions regarding the openings of new retail stores and lease renewals. We continue to adjust our plans and actions to take into account the current environment.

In addition, credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

The conditions in the market for debt capital and commercial mortgage loans (including the commercial mortgage backed securities market and the state of domestic and international bank and life insurance company real estate lending), and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from use of debt to fund our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. We believe that we have access to sufficient capital to fund our remaining redevelopment project and our other capital improvement projects.

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

Capital Improvement Projects and Development

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in Construction in progress on our consolidated balance sheet until the asset is placed into service, and amounted to $91.5 million as of December 31, 2011.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of December 31, 2011, we had incurred $56.3 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of December 31, 2011, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $7.1 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Impairment of Assets

If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists and whether the effects of such changes could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, a further comparison is performed to determine if the fair value of the property is less than the carrying amount of the property.

In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, assuming a holding period of ten years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2011 ranged from 8.25% to 11.5%. In 2011, we estimated the fair value of the properties that experienced impairment of assets using discount rates applied to estimated cash flows ranging from 13% to 14%.

2011 Impairments

North Hanover Mall

In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to their estimated fair value of $22.5 million. In 2008, we had constructed a department store that was to be leased and occupied by Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. Since then, we have attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with JCPenney Corporation, Inc. for it to move from its current location at the mall to occupy a significant portion of the newly constructed anchor space. The economic terms of this transaction are less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Phillipsburg Mall

In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings from underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

2009 Impairments

Orlando Fashion Square

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando market combined with negative trends in the retail sector. The occupancy declines resulted from store closings from bankrupt and underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, in connection with the preparation of the our 2010 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property. As a result, we determined that the property was impaired and we recorded an impairment loss of $62.7 million to write down the property’s estimated fair value to $40.2 million.

Springhills

Springhills is a mixed use development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with our 2010 business planning process, which included a strategic review of our future development projects, we determined that the development plans for Springhills were uncertain. Consequently, we recorded an impairment loss of $11.5 million to write down the carrying amount of the project to its estimated fair value of $22.0 million.

Dispositions

See note 2 to our unaudited consolidated financial statements for a description of our dispositions in 2011, 2010 and 2009.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2011, 2010 and 2009, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

RESULTS OF OPERATIONS

The following information sets forth our results of operations for the years ended December 31, 2011, 2010 and 2009.

Overview

Net loss for the year ended December 31, 2011 was $93.9 million, an increase of $39.5 million compared to a net loss for the year ended December 31, 2010 of $54.4 million. Our 2011 and 2010 results of operations were affected by the following:

•	impairment charges of $52.3 million in 2011, including $24.1 million related to North Hanover Mall in Hanover, Pennsylvania and $28.0 million related to Phillipsburg Mall in Phillipsburg, New Jersey;

•

a decrease of $20.9 million in depreciation and amortization expense, primarily due to certain lease intangibles and tenant improvements at 30 properties purchased during 2003 and 2004 that became fully amortized during 2010 and 2011;

•	a decrease of $6.7 million in interest expense in 2011 compared to 2010 resulting from lower overall debt balances offset by higher interest rates;

•	a decrease of $6.4 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2011 as compared to 2010;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with the Valley View Downs project;

•

gains on sales of real estate of $1.6 million in 2011 resulting from parcel sales at New River Valley Mall in Christiansburg, Virginia and Pitney Road Plaza in Lancaster, Pennsylvania and the sale of a condominium interest in the mall at Voorhees Town Center in Voorhees, New Jersey;

•	gain on the sale of discontinued operations in 2010 of $19.1 million from the sale of five power centers;

•

issuance of 10,350,000 shares in 2010 in a public equity offering and the use of the proceeds from the offering for the repayment of a portion of the amounts outstanding under the 2010 Credit Facility; and

•

accelerated amortization of $3.7 million of financing costs recorded in 2010 in connection with the permanent repayment of a portion of the amounts outstanding under the 2010 Credit Facility using the proceeds from the public equity offering and the repayment of mortgage loans secured by properties involved in the sale of five power centers.

Net loss for the year ended December 31, 2010 was $54.4 million, a decrease of $35.7 million compared to a net loss for the year ended December 31, 2009 of $90.1 million. Our 2010 and 2009 results of operations were affected by the following:

•	gain on the sale of discontinued operations in 2010 of $19.1 million from the sale of five power centers;

•

issuance of 10,350,000 shares in 2010 in a public equity offering and the use of the proceeds of the offering for the repayment of a portion of the amounts outstanding under the 2010 Credit Facility, and issuance of 4,300,000 shares in 2009 in connection with transactions to repurchase our 4.00% Senior Exchangeable Notes due June 1, 2012 (“Exchangeable Notes”);

•	gains on extinguishment of debt of $27.0 million in 2009 resulting from the repurchase of $104.6 million in aggregate principal amount of Exchangeable Notes, which did not recur in 2010;

•

impairment charges of $74.3 million in 2009, including $62.7 million related to Orlando Fashion Square in Orlando, Florida and $11.5 million related to the Springhills development in Gainesville, Florida;

•	gains on the sale of discontinued operations in 2009 of $9.5 million from the sale of interests in two properties;

•	gain on the sale of real estate of $4.3 million in 2009 in connection with the sale of a parcel at Pitney Road Plaza, a power center in Lancaster, Pennsylvania;

•	a decrease of $6.7 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2010 as compared to 2009; and

•

an increase in interest expense of $11.5 million in 2010, primarily due to higher applicable stated interest rates, decreased capitalized interest and including $3.7 million of accelerated amortization of deferred financing costs using the proceeds of the public equity offering and the repayment of mortgage loans secured by properties involved in the sale of five power centers.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of December 31, 2011, 2010 and 2009:

	Occupancy (1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Retail portfolio weighted average:
Total excluding anchors	89.5%	89.2%	87.7%	94.6%	94.1%	88.9%	90.2%	90.0%	87.8%
Total including anchors	92.9%	92.1%	91.2%	94.1%	95.6%	91.2%	93.0%	92.5%	91.2%
Enclosed malls weighted average:
Total excluding anchors	89.3%	89.0%	87.5%	95.5%	95.4%	92.7%	89.7%	89.4%	87.9%
Total including anchors	92.8%	91.9%	91.1%	96.5%	96.4%	94.3%	92.9%	92.1%	91.2%
Strip and Power Center weighted average:	96.2%	96.1%	93.0%	92.8%	95.2%	89.6%	93.8%	95.5%	91.3%

(1)	Occupancy for all periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Total occupancy for our retail portfolio increased 50 basis points to 93.0%, and mall occupancy increased 80 basis points to 92.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). Sales per square foot in our portfolio increased by 4.3%, including consolidated and unconsolidated properties, and there were increases at 31 of our 38 malls, which helped our leasing activity. In addition, we have successfully re-leased all but one of the 11 stores previously operated by Borders Group, Inc., which filed for bankruptcy protection and liquidated in 2011, through new leases, expansions and combinations.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2011, including anchor and non-anchor space at consolidated and unconsolidated properties.

			Average Base Rent psf		Increase (Decrease) in Base Rent psf		Annualized Tenant Improvements psf (1)
	Number	GLA	Previous	New	Dollar	Percentage
New Leases — Previously Leased Space:
1st Quarter (2)	21	77,140	$22.24	$19.68	$(2.56)	(11.5%)	$1.39
2nd Quarter (3)	27	82,868	21.79	21.97	0.18	0.8%	1.45
3rd Quarter (4)	30	102,554	24.39	18.87	(5.52)	(22.6%)	0.82
4th Quarter (5)	35	110,812	19.58	18.71	(0.87)	(4.4%)	0.60

Total/Average	113	373,374	$21.94	$19.68	$(2.26)	(10.3%)	$1.01

New Leases — Previously Vacant Space: (6)
1st Quarter	20	86,463	N/A	$16.86	$16.86	N/A	$2.05
2nd Quarter	39	110,003	N/A	18.38	18.38	N/A	3.40
3rd Quarter	41	225,145	N/A	16.56	16.56	N/A	2.28
4th Quarter	23	74,087	N/A	20.08	20.08	N/A	2.86

Total/Average	123	495,698	N/A	$17.54	$17.54	N/A	$2.58

Renewal: (7)
1st Quarter (2)	81	310,673	$22.22	$22.23	$0.01	0.0%	$0.09
2nd Quarter (3)	92	321,947	22.37	22.89	0.52	2.3%	0.05
3rd Quarter (4)	109	367,407	21.59	21.70	0.11	0.5%	0.05
4th Quarter (5)	109	409,349	18.97	19.83	0.86	4.5%	—

Total/Average	391	1,409,376	$21.15	$21.55	$0.40	1.9%	$0.04

Anchor New:
1st Quarter	—	—	—	—	—	—	—
2nd Quarter	—	—	—	—	—	—	—
3rd Quarter	1	113,692	N/A	$1.89	$1.89	N/A	$—
4th Quarter	—	—	—	—	—	—	—

Total/Average	1	113,692	N/A	$1.89	$1.89	N/A	$—

Anchor Renewal:
1st Quarter	5	367,162	$2.73	$2.73	$—	—	$—
2nd Quarter	4	436,916	2.40	2.40	—	—	—
3rd Quarter	1	155,392	1.56	1.56	—	—	—
4th Quarter	3	321,974	2.26	2.26	—	—	0.16

Total/Average	13	1,281,444	$2.36	$2.36	$—	—	$0.04

(1)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(2)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes, and other charges) were (5.6%) for New Leases–Previously Leased Space and (6.0%) for Renewals.
(3)	Leasing spreads on a gross rent basis were 2.2% for New Leases–Previously Leased Space and (2.3%) for Renewals.
(4)	Leasing spreads on a gross rent basis were (14.8%) for New Leases–Previously Leased Space and 0.3% for Renewals.
(5)	Leasing spreads on a gross rent basis were (14.0%) for New Leases –Previously Leased Space and 3.5% for Renewals.
(6)	This category includes newly constructed and recommissioned space.
(7)	This category includes expansions, relocations and lease extensions.

See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table forth our results of operations for the years ended December 31, 2011, 2010 and 2009.

(in thousands of dollars)	For the Year Ended December 31, 2011	% Change 2010 to 2011	For the Year Ended December 31, 2010	% Change 2009 to 2010	For the Year Ended December 31, 2009
Results of operations:
Real estate revenue	$449,848	0%	$450,365	0%	$448,271
Interest and other income	6,712	27%	5,276	74%	3,035
Operating expenses	(193,833)	(1%)	(195,273)	2%	(190,968)
General and administrative expenses	(38,901)	0%	(38,973)	4%	(37,558)
Impairment of assets	(52,336)	—	—	(100%)	(74,254)
Project costs and other expenses	(964)	(15%)	(1,137)	23%	(927)
Interest expense, net	(132,256)	(7%)	(142,730)	9%	(131,236)
Depreciation and amortization	(140,430)	(13%)	(161,592)	0%	(161,690)
Equity in income of partnerships	6,635	(27%)	9,050	(10%)	10,102
Gain on extinguishment of debt	—	—	—	(100%)	27,047
Gains on sales of real estate	1,590	—	—	(100%)	4,311

Loss from continuing operations	(93,935)	25%	(75,014)	(28%)	(103,867)
Operating results from discontinued operations	—	(100%)	1,557	(64%)	4,273
Gains on sales of discontinued operations	—	(100%)	19,094	101%	9,503

Net loss	$(93,935)	73%	$(54,363)	(40%)	$(90,091)

The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations that are presented in the line item “Income from discontinued operations,” and unconsolidated properties that are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $0.5 million, or 0%, in 2011 as compared to 2010, primarily due to:

•

a decrease of $0.3 million in base rent, including a $1.0 million decrease in straight line rent primarily resulting from $0.7 million in write-offs associated with the Borders Group, Inc. liquidation. This decrease was partially offset by other base rent increases at our properties;

•	an increase of $0.9 million in percentage rent, due in part to comparable store sales increases at our consolidated properties to $354 per square foot in 2011 from $339 per square foot in 2010;

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

•	a decrease of $1.2 million in lease termination revenue; and

•

an increase of $0.8 million in other revenue, including a $0.4 million increase in promotional income and a $0.3 million increase in antique center revenue related to the opening of a location at Washington Crown Center in November 2010.

Real estate revenue increased by $2.1 million, or 0%, in 2010 as compared to 2009, primarily due to:

•

an increase of $5.1 million in base rent, primarily due to an aggregate $6.1 million increase at three completed redevelopment projects, Cherry Hill Mall, Plymouth Meeting Mall and The Gallery at Market East, due to increased occupancy from newly opened tenants. This increase was partially offset by base rent at our other properties, which decreased because of decreased occupancy and leases that were converted to percentage rent in lieu of minimum rent;

•	an increase of $0.9 million in lease termination revenue; and

•	a decrease of $3.8 million in expense reimbursements due to the same trend in expense reimbursements noted above.

Operating Expenses

Operating expenses decreased by $1.4 million, or 1%, in 2011 as compared to 2010, primarily due to:

•	a decrease of $2.0 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances;

•

a decrease of $1.5 million in non-common area utility expense, primarily due to an aggregate $1.7 million decrease at six of our Pennsylvania properties where electric rates have decreased as a result of deregulation and alternate supplier contracts executed over the past 12 months;

•

an increase of $0.2 million in common area maintenance expenses as a result of stipulated annual contractual increases in housekeeping and security services, partially offset by lower common area utility and snow removal expenses; and

•	an increase of $1.4 million in real estate tax expense due to higher local property tax rates and increased property assessments at some of our properties.

Operating expenses increased by $4.3 million, or 2%, in 2010 as compared to 2009, primarily due to:

•

an increase of $2.5 million in common area maintenance expenses as a result of stipulated annual contractual increases in housekeeping and security services, as well as an increase in common area utility expense;

•

an increase of $2.0 million in non-common area utility expense, primarily due to an aggregate $1.3 million increase at four of our Pennsylvania properties where electricity rate caps expired on January 1, 2010;

•	an increase of $1.0 million in real estate tax expense; and

•	a decrease of $1.3 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies in 2010 as compared to 2009.

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

The following table presents NOI for the years ended December 31, 2011, 2010 and 2009. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
(in thousands of dollars)	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income
Same Store	$485,781	$(203,536)	$282,245	$486,345	$(205,411)	$280,934	$483,086	$(200,976)	$282,110

Non Same Store	1,901	(1,752)	149	11,609	(3,736)	7,873	18,928	(5,572)	13,356

Total	$487,682	$(205,288)	$282,394	$497,954	$(209,147)	$288,807	$502,014	$(206,548)	$295,466

	% Change 2011 vs. 2010		% Change 2010 vs. 2009
	Same Store	Total	Same Store	Total
Real estate revenue	0%	(2%)	1%	(1%)
Operating expenses	(1%)	(2%)	2%	1%
NOI	1%	(2%)	0%	(2%)

Total NOI decreased by $6.4 million, or 2%, in 2011 as compared to 2010, including a decrease of $7.7 million relating to Non Same Store properties. See the “Results of Operations – Discontinued Operations” discussion below for further information. Same Store NOI increased by $1.3 million due to:

•

a $1.2 million increase in NOI from consolidated properties; See “Results of Operations – Real Estate Revenue” and “Results of Operations – Operating Expenses” above for further information about our consolidated properties;

•	a $0.1 million increase in NOI from unconsolidated properties; and

•	lease termination revenue in 2011 was $1.9 million, compared to $3.3 million in 2010.

Total NOI decreased by $6.7 million, or 2%, in 2010 as compared to 2009, including a decrease of $5.5 million relating to Non Same Store properties. See the “Results of Operations – Discontinued Operations” discussion below for further information. Same Store NOI decreased by $1.2 million due to:

•

a $2.0 million decrease in NOI from consolidated properties; See “Results of Operations – Real Estate Revenue” and “Results of Operations – Operating Expenses” above for further information about our consolidated properties; partially offset by

•

a $0.8 million increase in NOI from unconsolidated properties. NOI from unconsolidated properties increased primarily due to a $0.7 million increase in base rent resulting from increased occupancy; and

•	lease termination revenue in 2010 was $3.3 million, compared to $2.3 million in 2009.

Interest and Other Income

Interest and other income increased by $1.4 million, or 27%, in 2011 as compared to 2010 primarily due to a $1.5 million bankruptcy settlement received in 2011 in connection with the Valley View Downs project in western Pennsylvania.

Interest and other income increased by $2.2 million, or 74%, in 2010 as compared to 2009 due to income recognized from a transaction involving historic tax credits and interest earned from a tenant note receivable that was repaid in full in 2010.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 0%, in 2011 as compared to 2010.

General and administrative expenses increased by $1.4 million, or 4%, in 2010 as compared to 2009, primarily due to a $1.0 million increase in incentive compensation in connection with our performance.

Impairment of Assets

As further described in the “Overview” section and in note 2 to our consolidated financial statements, in 2011, we recorded impairment of assets of $28.0 million on Phillipsburg Mall in Phillipsburg, New Jersey, and $24.1 million on North Hanover Mall in Hanover, Pennsylvania.

As further described in note 2 to our consolidated financial statements, in 2009, we recorded impairment of assets of $62.7 million on Orlando Fashion Square in Orlando, Florida and $11.5 million on the Springhills development project in Gainesville, Florida.

Interest Expense

Interest expense decreased by $10.5 million, or 7%, in 2011 as compared to 2010. Of this amount, $3.7 million was due to accelerated amortization of deferred financing costs in 2010 associated with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers in September 2010 that did not recur in 2011. The remaining decrease was primarily due to a lower overall debt balance (an average of $2,195.3 million in 2011 compared to $2,353.7 million in 2010), partially offset by slightly higher applicable stated interest rates. Our weighted average effective borrowing rate was 6.12% for the year ended December 31, 2011 as compared to 6.17% for the year ended December 31, 2010.

Interest expense increased by $11.5 million, or 9%, in 2010 as compared to 2009. This increase was primarily due to higher applicable stated interest rates and decreased capitalized interest after assets were placed in service. Our weighted average effective borrowing rate was 6.17% in 2010 compared to 5.35% in 2009. Assets with a cost basis of $102.9 million were placed in service in 2010. Interest on these assets was capitalized during construction periods for our development and redevelopment projects, and was expensed during periods after the improvements were placed in service. We also incurred $3.7 million of accelerated amortization of deferred financing costs associated with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers in September 2010. The effect of higher stated interest rates was partially offset by a lower aggregate debt balance (an average of $2,353.7 million in 2010 compared to $2,565.0 million in 2009).

Depreciation and Amortization

Depreciation and amortization expense decreased by $21.2 million, or 13%, in 2011 as compared to 2010, primarily because certain lease intangibles and tenant improvements at 30 properties purchased during 2003 and 2004 became fully amortized during 2010 and 2011.

Depreciation and amortization expense decreased by $0.1 million, or 0%, in 2010 as compared to 2009, primarily because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 became fully amortized in 2010, offset by an increase of $7.5 million primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties that were placed in service.

Gains on Sales of Real Estate

Gains on sales of real estate were $1.6 million in the year ended December 31, 2011 including the following transactions:

•	a $0.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania; and

•	a $0.7 million gain from the sale of a condominium interest in Voorhees Town Center in Voorhees, New Jersey.

There were no gains on sales of real estate in the year ended December 31, 2010.

Gains on sales of real estate were $4.3 million in the year ended December 31, 2009 including the following transactions:

•	a gain of $1.4 million from the sale of two outparcels and related improvements adjacent to North Hanover Mall in Hanover, Pennsylvania; and

•	a gain of $2.7 million from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania.

Discontinued Operations

We have presented as discontinued operations the operating results of the five power centers that were sold in September 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza; and two properties that were sold in 2009: Crest Plaza and a controlling interest in Northeast Tower Center.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2010	2009
Operating results of:
Monroe Marketplace	$755	$1,217
Sunrise Plaza	573	627
Pitney Road Plaza	377	192
Creekview Center	(71)	(431)
New River Valley Center	(77)	465
Northeast Tower Center	—	1,820
Crest Plaza	—	383

Operating results from discontinued operations	1,557	4,273
Gains on sales of discontinued operations	19,094	9,503

Income from discontinued operations	$20,651	$13,776

Gains on Sales of Discontinued Operations

There were no gains on sales of discontinued operations in 2011.

Gains on sales of discontinued operations were $19.1 million in 2010 due to the gains on the sale of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Gains on sales of discontinued operations were $9.5 million in 2009 due to the gain on the sale of a controlling interest in Northeast Tower Center of $6.1 million and a gain on the sale of Crest Plaza of $3.4 million.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as income before gains and losses on sales of operating properties, extraordinary items (computed in accordance with GAAP) and significant non-recurring events that materially distort the comparative measurement of company performance over time; plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT guidance issued in 2003 provides that excluding impairment write downs of depreciable real estate is consistent with the definition of FFO. Certain regulatory staff had indicated, however, a view that impairment write downs were required to be included in FFO. In late 2011, NAREIT updated its guidance to reflect that certain regulatory staff has conveyed that it no longer holds that view, and NAREIT reiterated its original guidance that excluding such impairments is consistent with the NAREIT definition. In this report, prior period FFO amounts have been revised to reflect this updated NAREIT guidance regarding impairment write downs.

We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs.

FFO does not include gains and losses on sales of operating real estate assets or impairment write-downs of depreciable real estate, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to FFO.

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2011, 2010 and 2009 to show the effect of accelerated amortization of deferred financing costs and gain on extinguishment of debt, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2011	% Change 2010 to 2011	2010	% Change 2009 to 2010	2009
Funds from operations(1)	$105,585	6%	$99,214	(33%)	$147,341
Accelerated amortization of deferred financing costs	—		3,652		—
Gain on extinguishment of debt	—		—		(27,047)

Funds from operations, as adjusted	$105,585	3%	$102,866	(14%)	$120,294

Funds from operations per diluted share and OP Unit	$1.84	(1%)	$1.86	(45%)	$3.41
Accelerated amortization of deferred financing costs	—		0.07		—
Gain on extinguishment of debt	—		—		(0.63)

Funds from operations per diluted share and OP Unit as adjusted	$1.84	(5%)	$1.93	(31%)	$2.78

Weighted average number of shares outstanding	54,639		50,642		40,953
Weighted average effect of full conversion of OP Units	2,329		2,329		2,268
Effect of common share equivalents	502		502		12

Total weighted average shares outstanding, including OP Units	57,470		53,473		43,233

(1)

In accordance with updated NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. Prior period FFO and FFO per diluted share amounts have been revised to reflect this updated NAREIT guidance.

FFO was $105.6 million for the year ended December 31, 2011, an increase of $6.4 million, or 6%, compared to $99.2 million for 2010. This increase primarily was due to:

•	a decrease in interest expense of $6.0 million in 2011 compared to 2010 resulting from lower overall debt balances offset partially by higher average interest rates;

•

accelerated amortization of $3.7 million of financing costs recorded in 2010 in connection with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers;

•	an increase of $1.3 million in Same Store NOI (presented using the “proportionate-consolidation method;” see “—Net Operating Income”);

•	a $1.5 million bankruptcy settlement received in 2011 in connection with the Valley View Downs project;

•	gains on sales of non-operating real estate of $0.9 million in 2011; offset by

•

a decrease of $6.4 million in Non Same Store NOI (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2011 as compared to 2010, resulting from the sale of five power centers.

FFO per diluted share decreased $0.02 per share to $1.84 per share for the year ended December 31, 2011, compared to $1.86 per share for the year ended December 31, 2010. The weighted average shares outstanding used to determine FFO per diluted share reflects our issuance of 10,350,000 common shares in a public offering in May 2010.

FFO was $99.2 million for the year ended December 31, 2010, a decrease of $48.1 million, or 33%, compared to $147.3 million for 2009. This decrease primarily was due to:

•	gains on extinguishment of debt of $27.0 million in 2009 resulting from the repurchase of $104.6 million in aggregate principal amount of Exchangeable Notes, that did not recur in 2010;

•	an increase in interest expense of $8.8 million in 2010, primarily due to higher average interest rates and decreased capitalized interest;

•

accelerated amortization of $3.7 million of financing costs recorded in 2010 in connection with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers;

•	a decrease of $6.7 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2010 as compared to 2009; and

•	gains on sales of non-operating real estate of $3.4 million in 2009 that did not recur in 2010.

FFO per diluted share decreased $1.55 per share to $1.86 per share for the year ended December 31, 2010, compared to $3.41 per share for the year ended December 31, 2009. The weighted average shares outstanding used to determine FFO per diluted share reflects our issuance of 10,350,000 common shares in a public offering in May 2010.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, such as gains on extinguishment of debt and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	For the Year Ended December 31, 2011
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$449,848	$37,834	$—	$487,682
Operating expenses	(193,833)	(11,455)	—	(205,288)

Net operating income	256,015	26,379	—	282,394
General and administrative expenses	(38,901)	—	—	(38,901)
Interest and other income	6,712	—	—	6,712
Project costs and other expenses	(964)	—	—	(964)
Interest expense, net	(132,256)	(11,341)	—	(143,597)
Gain on sales of non-operating real estate	850	—	—	850
Depreciation of non real estate assets	(909)	—	—	(909)

Funds from operations	90,547	15,038	—	105,585
Gains on sales of real estate	740	—	—	740
Depreciation of real estate assets	(139,521)	(8,403)	—	(147,924)
Impairment of assets	(52,336)	—	—	(52,336)
Equity in income of partnerships	6,635	(6,635)	—	—

Net loss	$(93,935)	$—	$—	$(93,935)

	Consolidated	Consolidated	Consolidated	Consolidated
	For the Year Ended December 31, 2010
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$450,365	$38,092	$9,497	$497,954
Operating expenses	(195,273)	(11,767)	(2,107)	(209,147)

Net operating income	255,092	26,325	7,390	288,807
General and administrative expenses	(38,973)	—	—	(38,973)
Interest and other income	5,276	—	—	5,276
Project costs other expenses	(1,137)	—	—	(1,137)
Interest expense, net	(142,730)	(8,619)	(1,926)	(153,275)
Depreciation of non real estate assets	(1,484)	—	—	(1,484)

Funds from operations	76,044	17,706	5,464	99,214
Depreciation of real estate assets	(160,108)	(8,656)	(3,907)	(172,671)
Equity in income of partnerships	9,050	(9,050)	—	—
Operating results from discontinued operations	1,557	—	(1,557)	—
Gain on sale of discontinued operations	19,094	—	—	19,094

Net loss	$(54,363)	$—	$—	$(54,363)

	Consolidated	Consolidated	Consolidated	Consolidated
	For the Year Ended December 31, 2009
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$448,271	$37,296	$16,447	$502,014
Operating expenses	(190,968)	(11,789)	(3,791)	(206,548)

Net operating income	257,303	25,507	12,656	295,466
General and administrative expenses	(37,558)	—	—	(37,558)
Interest and other income	3,035	—	—	3,035
Project costs and other expenses	(927)	—	—	(927)
Interest expense, net	(131,236)	(7,261)	(2,328)	(140,825)
Gain on extinguishment of debt	27,047	—	—	27,047
Gains on sales of non operating real estate	3,388	—	—	3,388
Depreciation of non real estate assets	(2,285)	—	—	(2,285)

Funds from operations	118,767	18,246	10,328	147,341
Impairment of assets	(74,254)	—	—	(74,254)
Gains on sales of real estate	923	—	—	923
Depreciation of real estate assets	(159,405)	(8,144)	(6,055)	(173,604)
Equity in income of partnerships	10,102	(10,102)	—	—
Operating results from discontinued operations	4,273	—	(4,273)	—
Gains on sales of discontinued operations	9,503	—	—	9,503

Net loss	$(90,091)	$—	$—	$(90,091)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2011 were $34.8 million, based on distributions of $0.60 per share and OP Unit. For the first quarter of 2012, we have announced a distribution of $0.15 per share. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

deterioration in our tenants’ business operations and financial stability, including anchor or in-line tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;

•	increases in operating costs, including increases that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and

•	increases in interest rates resulting in higher borrowing costs.

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

The conditions in the market for debt capital and commercial mortgage loans (including the commercial mortgage backed securities market and the state of domestic and international bank and life insurance company real estate lending), and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from debt incurred to fund our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints.

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

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

2010 Credit Facility, As Amended

In March 2010, we entered into the 2010 Credit Facility (as defined below), which was comprised of (1) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to PREIT Associates, L.P. and PREIT-RUBIN, Inc. and a separate $84.0 million term loan (“Term Loan B”) to two other subsidiaries (collectively, the “2010 Term Loan”), and (2) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, and as amended as described below, the “2010 Credit Facility”). All capitalized terms used and not otherwise defined in the description set forth herein of the 2010 Credit Facility, as amended by the amendment, have the meanings ascribed to such terms in the 2010 Credit Facility.

We used the proceeds of our May 2010 issuance of 10,350,000 common shares in a public offering plus available working capital and some of the proceeds of our September 2010 sale of five power centers to repay borrowings under the 2010 Credit Facility. Prior to entering into the amendment described below, $340.0 million was outstanding under the 2010 Term Loan.

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million. We borrowed $100.0 million under the Revolving Facility and we repaid $100.0 million of the 2010 Term Loan, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million.

The amendment extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory pay down requirements from capital events, among other changes.

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect was 4.00% per annum over LIBOR, and the interest rate remained 4.00% over LIBOR at December 31, 2011. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum.

The obligations under the 2010 Term Loan are secured by first priority mortgages on 18 of our properties and by first priority leasehold mortgages on two properties ground leased by two subsidiaries. The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

As of December 31, 2011, $95.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $155.0 million at December 31, 2011. In February 2012, we utilized proceeds from the new mortgage loan on Capital City Mall to repay $65.0 million of our Revolving Facility. Following this pay down, there was $30.0 million outstanding under our Revolving Facility, and the unused portion that was available to us was $220.0 million. Interest expense related to the Revolving Facility was $2.6 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees. The weighted average interest rate on outstanding Revolving Facility borrowings as of December 31, 2011 was 4.32%.

As of December 31, 2011, $240.0 million was outstanding under the 2010 Term Loan. Interest expense related to the 2010 Term Loan was $17.5 million and $19.0 million, respectively, for the years ended December 31, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the year ended December 31, 2011 was 5.58% and for March 10, 2010 (the closing date) through December 31, 2010 was 5.83%.

Deferred financing fee amortization associated with the 2010 Credit Facility was $3.7 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively.

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.70:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 10.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of (i) 9.50% until March 30, 2012, (ii) 9.75% from March 31, 2012 until March 30, 2013, and (iii) 10.00% thereafter; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, or 95% of FFO (unless necessary for the Company to retain its status as a REIT). We are required to maintain our status as a REIT at all times. As of December 31, 2011, we were in compliance with all of these covenants.

Under specified conditions, including that leverage has been below 65% for two consecutive quarters, and subject to certain financial covenants, the range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010

Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitments can be obtained, and provided that the minimum facility debt yield will be increased to 11.00%.

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

Exchangeable Notes

Our 4.00% Senior Exchangeable Notes due June 1, 2012 (“Exchangeable Notes”) had a balance of $136.9 million as of both December 31, 2011 and 2010 (excluding debt discount of $0.8 million and $2.8 million, respectively). Interest expense related to the Exchangeable Notes was $5.5 million, $5.5 million and $8.6 million (excluding non-cash amortization of debt discount of $2.0 million, $1.9 million and $2.8 million and the non-cash amortization of deferred financing fees of $0.7 million, $0.7 million and $1.0 million) for the years ended December 31, 2011, 2010 and 2009, respectively. The Exchangeable Notes bear interest at a contractual rate of 4.00% per annum. The Exchangeable Notes had an effective interest rate of 5.95% for the year ended December 31, 2011, including the effect of the debt discount amortization and deferred financing fee amortization.

In 2009, we repurchased $104.6 million in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million. We terminated an equivalent notional amount of the related capped calls in 2009. We did not repurchase any Exchangeable Notes in 2011 or 2010. We recorded gains on extinguishment of debt of $27.0 million in 2009. In connection with the repurchases, we retired an aggregate of $5.4 million of deferred financing costs and debt discount.

We intend to repay in full the Exchangeable Notes on or before their maturity in June 2012. Subject to the terms of the 2010 Credit Facility, we intend to review all available options to address their maturity, including the use of internally generated cash flows, the Revolving Facility, excess refinancing proceeds, or the refinancing, with new securities or from other sources, or extending of, the Exchangeable Notes in a similar or modified form. Our plans with regard to the maturity of the Exchangeable Notes are subject to change.

Mortgage Loan Activity—Consolidated Properties

The following table presents the mortgage loans we have entered into since January 1, 2009 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity

2012 Activity:
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022

2011 Activity:
July	801 Market Street(1)	27.7	LIBOR plus 2.10%	July 2016

2010 Activity:
January	New River Valley Mall(2)	30.0	LIBOR plus 4.50%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	June 2014
July	Valley View Mall(4)	32.0	5.95% fixed	June 2020

2009 Activity:
March	New River Valley Center(5)	16.3	LIBOR plus 3.25%	March 2012
June	Pitney Road Plaza(5)	6.4	LIBOR plus 2.50%	June 2010
June	Lycoming Mall(3)	33.0	6.84% fixed	June 2014
September	Northeast Tower Center(6)	20.0	LIBOR plus 2.75%	September 2011

(1)	The mortgage loan has a five year term and two one-year extension options. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in July 2016.
(2)	Interest only. The mortgage loan has a three year term and one one-year extension option. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.
(3)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in June 2014.

(4)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid the $33.8 million mortgage loan on Valley View Mall using proceeds from the new mortgage and available working capital.

(5)	In September 2010, we repaid this mortgage loan in connection with the sale of five power centers (including this one).
(6)	In September 2010, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.

Other 2011 Activity

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, we now pay principal and interest on the mortgage loan based on a 25 year amortization schedule.

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

Other 2010 Activity

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. Our share of the mortgage loan repayment was $1.4 million.

In September 2010, we repaid the mortgage loan on Creekview Center with a balance of $19.4 million in connection with the sale of five power centers.

In February 2008, we entered into the One Cherry Hill Plaza mortgage loan in connection with the acquisition of Bala Cynwyd Associates, L.P. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, we made a principal payment of $2.4 million and exercised the first extension option. In July 2010, we made a principal payment of $0.7 million and exercised the second extension option.

Other 2009 Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from the 2003 Credit Facility and the 2008 Term Loan.

Mortgage Loans

Twenty-five mortgage loans, which are secured by 23 of our consolidated properties, are due in installments over various terms extending to the year 2020. Sixteen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 7.50% and had a weighted average interest rate of 5.77% at December 31, 2011. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.48% at December 31, 2011. The weighted average interest rate of all consolidated mortgage loans was 4.91% at December 31, 2011. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments related to our mortgage loans as of December 31, 2011.

	Payments by Period
(in thousands of dollars)	Total	2012	2013	2014	2015-2016	Thereafter
Principal payments	$64,544	$20,059	$14,557	$12,930	$14,284	$2,714
Balloon payments(1)	1,626,555	409,997	425,773	99,203	514,421	177,161

Total	$1,691,099	$430,056	$440,330	$112,133	$528,705	$179,875

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2012, $92.8 million may be extended under extension options in the respective loan agreements; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2011 for the periods presented.

(in thousands of dollars)	Total	2012	2013	2014	2015-2016	Thereafter
Mortgage loans(1)	$1,691,099	$430,056	$440,330	$112,133	$528,705	$179,875
Exchangeable Notes(2)	136,900	136,900	—	—	—	—
2010 Term Loan(3)	240,000	—	—	240,000	—	—
Revolving Facility(3)	95,000	—	—	95,000	—	—
Interest on indebtedness(4)	315,506	108,107	95,433	51,245	50,483	10,238
Operating leases	5,917	2,261	1,986	1,505	165	—
Ground leases	43,735	774	637	658	1,310	40,356
Development and redevelopment commitments(5)	7,110	7,110	—	—	—	—

Total	$2,535,267	$685,208	$538,386	$500,541	$580,663	$230,469

(1)

We have six mortgage loans secured by five properties that are scheduled to mature by their terms in 2012 with an aggregate balance of $414.8 million as of December 31, 2011, including the mortgage loans secured by Cherry Hill Mall that had an aggregate balance of $234.1 million as of December 31, 2011. We expect to refinance these mortgage loans with new mortgage loans secured by the underlying properties, or to extend the maturity according to the terms of the specific mortgage loan, or, to the extent that we are unable to obtain mortgage loans for these properties on terms that are satisfactory to us, or at all, we expect to utilize the Revolving Facility and other capital resources to repay the amounts outstanding under such mortgage loans.

(2)

We intend to repay in full the Exchangeable Notes on or before their maturity in June 2012. Subject to the terms of the 2010 Credit Facility, we intend to review all available options to address their maturity, including the use of internally generated cash flows, the Revolving Facility, excess refinancing proceeds, or the refinancing, with new securities or from other sources, or extending of, the Exchangeable Notes in a similar or modified form. Our plans with regard to the maturity of the Exchangeable Notes are subject to change.

(3)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.75% and 4.00% plus LIBOR depending on our total leverage ratio.

(4)	Includes payments expected to be made in connection with interest rate swaps, caps and forward starting interest rate swap agreements.
(5)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2012, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

Mortgage Loan Activity—Unconsolidated Properties

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2009:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity

2011 Activity:
June	Red Rose Commons(1)	$29.9	5.14% fixed	July 2021
June	The Court at Oxford Valley(2)	60.0	5.56% fixed	July 2021
September	Metroplex Shopping Center(3)	87.5	5.00% fixed	October 2023

2010 Activity:
April	Springfield Park/Springfield East(4)	10.0	LIBOR plus 2.80%	March 2015
May	Red Rose Commons(5)	0.3	LIBOR plus 4.00%	October 2011
June	Lehigh Valley Mall(6)	140.0	5.88% fixed	July 2020
November	Springfield Mall(7)	67.0	LIBOR plus 3.10%	November 2015

2009 Activity:
October	Red Rose Commons(5)	23.9	LIBOR plus 4.00%	October 2011

(1)

The unconsolidated entity that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $24.2 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $2.1 million.

(2)

The unconsolidated entity that owns The Court at Oxford Valley entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $32.0 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $12.8 million.

(3)

The unconsolidated entity that owns Metroplex Shopping Center entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $57.8 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the partnership distributed to us excess proceeds of $16.3 million.

(4)

The unconsolidated entities that own Springfield Park and Springfield East entered into the mortgage loan. Our interest in these unconsolidated entities is 50%. The mortgage loan has a term of five years, with one five-year extension option.

(5)

The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. This loan is for interest only in its initial term. The 2010 transaction was an additional draw of $0.3 million on the mortgage loan established in 2009. The stated interest rate on the mortgage loan is LIBOR plus 4.00%, with a floor of 6.00%. The rate in effect for 2010 and 2011 was 6.00%. The mortgage loan was repaid and replaced with the new mortgage loan entered into in June 2011.

(6)

The unconsolidated partnership that owns Lehigh Valley Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(7)

The unconsolidated entity that owns Springfield Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $72.3 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $2.9 million.

Interest Rate Derivative Agreements

As of December 31, 2011, we had entered into nine interest rate swap agreements and one cap agreement that have a weighted average interest rate of 2.54% on a notional amount of $633.6 million maturing on various dates through November 2013 and one forward starting interest rate swap agreement that has a rate of 2.96% on a notional amount of $200.0 million maturing in March 2013. Three interest rate swap agreements that were outstanding as of December 31, 2010 expired in the year ended December 31, 2011.

We entered into these interest rate swap agreements and cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable rate long-term debt. We assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on a quarterly basis. On December 31, 2011, we considered these interest rate swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of December 31, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $21.1 million in the aggregate. The carrying amount of the associated liabilities is reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS

Net cash provided by operating activities totaled $105.3 million for the year ended December 31, 2011 compared to $116.8 million and $136.1 million for the years ended December 31, 2010 and 2009, respectively. This decrease in cash from operating activities was primarily due to decreased net operating income from five power centers sold in 2010 and decreased lease termination revenue offset by increases in NOI from Same Store properties.

Cash flows used in investing activities were $21.8 million for the year ended December 31, 2011 compared to cash flows provided by investing activities of $81.0 million for the year ended December 31, 2010 and cash flows used in investing activities of $103.4 million for the year ended December 31, 2009. Investing activities for the year ended December 31, 2011 reflect investment in construction in progress of $25.4 million and real estate improvements of $36.0 million, primarily relating to ongoing maintenance of our properties, and $7.6 million of proceeds from sales of real estate. Investing activities also reflect $30.4 million in proceeds from mortgage loans at three of our unconsolidated properties. Investing activities for the year ended December 31, 2010 reflect $134.7 million in proceeds from the sale of five power centers, as well as a $10.0 million decrease in a note receivable from one tenant that was repaid. Investing activities for the year ended December 31, 2010 also reflect investment in construction in progress of $32.2 million and real estate improvements of $23.4 million.

Cash flows used in financing activities were $104.0 million for the year ended December 31, 2011 compared to cash flows used in financing activities of $229.7 million for the year ended December 31, 2010 and cash flows provided by financing activities of $31.7 million for the year ended December 31, 2009. Cash flows used in financing activities for the year ended December 31, 2011 included dividends and distributions of $34.8 million, principal installments on mortgage loans of $21.2 million and $58.0 million of mortgage loan repayments and pay downs on the Capital City Mall, One Cherry Hill Plaza and Logan Valley Mall mortgage loans. Cash flows used in financing activities also reflect a net $5.0 million pay down of the Revolving Facility and a $7.2 million pay down of the 2010 Term Loan. We also received $27.7 million in proceeds from a mortgage loan on 801 Market Street in the year ended December 31, 2011. Cash flows used in financing activities for the year ended December 31, 2010 reflected the refinancing of our 2003 Credit Facility and 2008 Term Loan. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $17.4 million in deferred financing costs in the year ended December 31, 2010, primarily relating to this refinancing. We also received $64.5 million in proceeds from a $32.0 million mortgage loan on Valley View Mall, a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw on the mortgage loan at Lycoming Mall in the year ended December 31, 2010.

COMMITMENTS

As of December 31, 2011, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $7.1 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the 2010 Credit Facility, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

In February 2011, Borders Group, Inc. (“Borders”) filed for bankruptcy protection. At that time, we had 11 stores operated by Borders in our portfolio, three of which closed prior to June 30, 2011, including one store that had a lease expiration in March 2011. In July 2011, Borders determined to liquidate operations, and as a result of this action, the eight remaining stores operated by Borders in our portfolio closed during 2011. In connection with the liquidation, in the three months ended June 30, 2011, we recorded write-offs of $0.7 million of straight line rent and $1.0 million of tenant allowances. The liquidation of Borders and subsequent closures of the remaining stores in our portfolio resulted in the loss of annual rental revenue from those stores, but we have successfully re-leased all but one of the stores through new leases, expansions and combinations.

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

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which might increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which might reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2011, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•

our ability to refinance our existing indebtedness when it matures, on favorable terms or at all, due in part to the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our short- and long-term liquidity position;

•

current economic conditions and their effect on employment, consumer confidence and spending and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	increases in operating costs that cannot be passed on to tenants;

•	risks relating to development and redevelopment activities;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2011, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 5.52%, $95.0 million borrowed under our Revolving Facility, which bore interest at a rate of 4.32%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $0.8 million, and $1,691.4 million in fixed and variable rate mortgage loans, including $0.3 million of mortgage debt premium.

Twenty-five mortgage loans, which are secured by 23 of our consolidated properties, are due in installments over various terms extending to the year 2020. Sixteen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 7.50% and had a weighted average interest rate of 5.77% at December 31, 2011. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.48% at December 31, 2011. The weighted average interest rate of all consolidated mortgage loans was 4.91% at December 31, 2011. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2012	$467,685	(1)	5.40%	$99,271		2.21	%(2)
2013	$124,347		5.12%	$315,983		2.69	%(2)
2014	$111,436		6.57%	$335,697	(3)	2.28	%(2)
2015	$281,959		5.81%	$728		2.36	%(2)
2016 and thereafter	$401,127		5.65%	$24,766		2.36	%(2)

(1)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(2)	Based on the weighted average interest rate in effect as of December 31, 2011.
(3)

Includes 2010 Term Loan borrowings of $240.0 million with a weighted average interest rate of 4.32% and Revolving Facility borrowings of $95.0 million with a weighted average interest rate of 4.32% as of December 31, 2011.

As of December 31, 2011, we have $776.4 million of variable rate debt. Also, as of December 31, 2011, we had entered into nine interest rate swap agreements and one cap agreement with a weighted average rate of 2.54% on a notional amount of $633.6 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement with a rate of 2.96% on a notional amount of $200.0 million maturing in March 2013. We entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap and cap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2011 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $42.2 million at December 31, 2011. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $41.2 million at December 31, 2011. Based on the variable rate debt included in our debt portfolio as of December 31, 2011, a 100 basis point increase in interest rates would have resulted in an additional $1.6 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.6 million annually.

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

As of December 31, 2011, we had an aggregate $633.6 million in notional amount of swap agreements and cap agreement settling on various dates through November 2013. We also had a $200.0 million forward starting interest rate swap agreement that matures in March 2013.

Because the information presented above includes only those exposures that existed as of December 31, 2011, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2011, 2010 and 2009, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2011 and 2010, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

(1) Financial Statements

Management’s Report on Internal Control Over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-7

Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009	F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-10

Notes to Consolidated Financial Statements	F-11

(2) Financial Statement Schedules

III – Real Estate and Accumulated Depreciation	S-1

All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements or notes thereto.

(3) Exhibits

2.1	Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P., filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

3.1	Amended and Restated Trust Agreement dated December 18, 2008, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on December 23, 2008, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, PREIT, as guarantor and US Bank National Association, as Trustee, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

4.7	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.1	Registration Rights Agreement dated May 8, 2007 among PREIT, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.2	Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, INC., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.3	First Amendment dated June 29, 2011 to Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 29, 2011, is incorporated herein reference.

10.4	Amended and Restated Guaranty dated as of March 11, 2010 in favor of Wells Fargo Bank, National Association, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.5	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc. filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.6	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A. filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.7	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.8

Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as

Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.9	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.10	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.11	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.12	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.13	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.14	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.15	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.16	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.17	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.18	Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 14, 2010, is incorporated herein by reference.

10.19	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.20	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.21	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Jeffrey Linn, filed as Exhibit 10.57 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.22	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 1, 2009, between PREIT and Jeffrey Linn, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed May 11, 2009, is incorporated herein by reference.

+10.23	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Edward Glickman, filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.24	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.25	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Ronald Rubin, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.26	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.27	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Joseph F. Coradino, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.28	Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.29	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.30	Amended and Restated Employment Agreement, effective as of December 30, 2008, between PREIT Services and Timothy R. Rubin, filed as Exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.31	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of January 1, 2009, filed as Exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.32	Jeffrey A. Linn, Participation Agreement, dated December 30, 2008, filed as Exhibit 10.67 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.33	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, between PREIT and Edward A. Glickman filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.34	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and George F. Rubin, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.35	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Joseph F. Coradino, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.36	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.37	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman, filed as Exhibit 10.73 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.38	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Ronald Rubin filed as Exhibit 10.6 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.39

Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT Services and Timothy R. Rubin, filed as Exhibit 10.75 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

10.40	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.41	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.42	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.43	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.44	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.45	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.46	Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees, filed as Exhibit 10.58 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010 is incorporated herein by reference.

+10.47	Amendment No. 2 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan For Non-Employee Trustees, filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.48*	Amendment No. 3 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees.

+10.49	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.50	PREIT’s Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.51	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.52	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.53	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.54	2010-2012 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2010, is incorporated herein by reference.

+10.55	Form of Annual Incentive Compensation Opportunity Award for the Chairman and Chief Executive Officer, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.56	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.57	Form of Annual Incentive Compensation Opportunity Award for the Other Members of the Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.58	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.59	Form of Performance Incentive Unit Award Agreement under PREIT’s 2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.60	Form of 2010-2012 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q, filed on April 29, 2010, is incorporated herein by reference.

+10.61	2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.62	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.63	Form of Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.64	Form of Annual Incentive Compensation Award for the Company’s Chief Executive Officer, the three other members of the Company’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated July 26, 2011, is incorporated herein reference.

+10.65	Form of Annual Incentive Compensation Opportunity Aware for Officers other than Named Executive Officers, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2011, is incorporated herein reference.

10.66	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.67	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.68	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.69	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.70	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates; filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.71

Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.72	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated by reference herein.

10.73	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

-
+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: February 29, 2012	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	February 29, 2012
Ronald Rubin	(principal executive officer)

/s/ George F. Rubin	Vice Chairman and Trustee	February 29, 2012
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	February 29, 2012
Edward A. Glickman

/s/ Joseph F. Coradino	Executive Vice President and Trustee	February 29, 2012
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	February 29, 2012
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer	February 29, 2012
Jonathen Bell	(principal accounting officer)

/s/ Dorrit J. Bern	Trustee	February 29, 2012
Dorrit J. Bern

/s/ Stephen B. Cohen	Trustee	February 29, 2012
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	February 29, 2012
M. Walter D’Alessio

/s/ Leonard I. Korman	Trustee	February 29, 2012
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	February 29, 2012
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	February 29, 2012
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	February 29, 2012
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	February 29, 2012
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued a report on the effectiveness of internal control over financial reporting that is included on page F-3 in this report.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2011, based criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2011	December 31, 2010

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,470,167	$3,448,900
Construction in progress	91,538	121,547
Land held for development	15,292	17,021

Total investments in real estate	3,576,997	3,587,468
Accumulated depreciation	(844,010)	(729,086)

Net investments in real estate	2,732,987	2,858,382

INVESTMENTS IN PARTNERSHIPS, at equity	16,009	30,959
OTHER ASSETS:
Cash and cash equivalents	21,798	42,327
Tenant and other receivables (net of allowance for doubtful accounts of $17,930 and $22,083 at December 31, 2011 and 2010, respectively)	39,832	40,732
Intangible assets (net of accumulated amortization of $51,625 and $52,904 at December 31, 2011 and 2010, respectively)	9,921	15,787
Deferred costs and other assets	89,707	91,930

Total assets	$2,910,254	$3,080,117

LIABILITIES:
Mortgage loans payable (including debt premium of $282 and $1,569 at December 31, 2011 and 2010, respectively)	$1,691,381	$1,744,248
Exchangeable Notes (net of debt discount of $849 and $2,809 at December 31, 2011 and 2010, respectively)	136,051	134,091
Term Loans	240,000	347,200
Revolving Facility	95,000	—
Tenants’ deposits and deferred rent	13,278	16,583
Distributions in excess of partnership investments	64,938	44,614
Fair value of derivative instruments	21,112	27,233
Accrued expenses and other liabilities	60,456	61,618

Total liabilities	2,322,216	2,375,587

COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 55,677 shares at December 31, 2011 and 55,436 shares at December 31, 2010	55,677	55,436
Capital contributed in excess of par	1,047,487	1,040,023
Accumulated other comprehensive loss	(34,099)	(39,993)
Distributions in excess of net income	(524,738)	(401,193)

Total equity – Pennsylvania Real Estate Investment Trust	544,327	654,273
Noncontrolling interest	43,711	50,257

Total equity	588,038	704,530

Total liabilities and equity	$2,910,254	$3,080,117

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands of dollars)	2011	2010	2009

REVENUE:
Real estate revenue:
Base rent	$293,345	$293,640	$288,542
Expense reimbursements	131,093	131,877	135,627
Percentage rent	6,494	5,585	5,357
Lease termination revenue	1,859	3,028	2,154
Other real estate revenue	17,057	16,235	16,591

Total real estate revenue	449,848	450,365	448,271
Interest and other income	6,712	5,276	3,035

Total revenue	456,560	455,641	451,306

EXPENSES:
Operating expenses:
CAM and real estate taxes	(144,427)	(142,767)	(139,274)
Utilities	(24,530)	(26,030)	(24,066)
Other	(24,876)	(26,476)	(27,628)

Total operating expenses	(193,833)	(195,273)	(190,968)
Depreciation and amortization	(140,430)	(161,592)	(161,690)
Other expenses:
General and administrative expenses	(38,901)	(38,973)	(37,558)
Impairment of assets	(52,336)	—	(74,254)
Project costs and other expenses	(964)	(1,137)	(927)

Total other expenses	(92,201)	(40,110)	(112,739)
Interest expense, net	(132,256)	(142,730)	(131,236)
Gain on extinguishment of debt	—	—	27,047

Total expenses	(558,720)	(539,705)	(569,586)
Loss before equity in income of partnerships, gains on sales of real estate, and discontinued operations	(102,160)	(84,064)	(118,280)
Equity in income of partnerships	6,635	9,050	10,102
Gains on sales of real estate	1,590	—	4,311

Loss from continuing operations	(93,935)	(75,014)	(103,867)
Discontinued operations:
Operating results from discontinued operations	—	1,557	4,273
Gains on sales of discontinued operations	—	19,094	9,503

Income from discontinued operations	—	20,651	13,776
Net loss	(93,935)	(54,363)	(90,091)
Less: net loss attributed to noncontrolling interest	3,774	2,436	4,353

Net loss attributable to Pennsylvania Real Estate Investment Trust	$(90,161)	$(51,927)	$(85,738)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	$(13,8670	$(13,8670	$(13,8670
	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2011	2010	2009

Loss from continuing operations	$(93,935)	$(75,014)	$(103,867)
Noncontrolling interest in continuing operations	3,774	3,270	5,080
Dividends on restricted shares	(547)	(615)	(797)

Loss from continuing operations used to calculate earnings per share – basic and diluted	$(90,708)	$(72,359)	$(99,584)

Income from discontinued operations	$—	$20,651	$13,776
Noncontrolling interest in discontinued operations	—	(834)	(727)

Income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$19,817	$13,049

Basic earnings (loss) per share:
Loss from continuing operations	$(1.66)	$(1.43)	$(2.43)
Income from discontinued operations	—	0.39	0.32

	$(1.66)	$(1.04)	$(2.11)

Diluted earnings (loss) per share:
Loss from continuing operations	$(1.66)	$(1.43)	$(2.43)
Income from discontinued operations	—	0.39	0.32

	$(1.66)	$(1.04)	$(2.11)

	$(103,867)	$(103,867)	$(103,867)
(in thousands of shares)
Weighted average shares outstanding – basic	54,639	50,642	40,953
Effect of dilutive common share equivalents(1)	—	—	—

Weighted average shares outstanding – diluted	54,639	50,642	40,953

(1)

For the years ended December 31, 2011, 2010 and 2009, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 502, 502 and 12 for the years ended December 31, 2011, 2010 and 2009, respectively, is excluded from the calculation of diluted loss per share.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands of dollars)	2011	2010	2009

Comprehensive (loss) income:
Net loss	$(93,935)	$(54,363)	$(90,091)
Unrealized gain (loss) on derivatives	6,118	(12,343)	14,558
Other	24	1,951	1,567

Total comprehensive loss	(87,793)	(64,755)	(73,966)
Less: Comprehensive loss attributable to noncontrolling interest	3,526	2,851	3,553

Comprehensive loss attributable to Pennsylvania Real Estate Investment Trust	$(84,267)	$(61,904)	$(70,413)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2011, 2010 and 2009

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income (Loss)	Non- controlling Interest

Balance January 1, 2009	$698,263	$39,469	$853,281	$(45,341)	$(201,080)	$51,934
Total comprehensive loss	(73,966)	—	—	15,325	(85,738)	(3,553)
Shares issued upon redemption of Operating Partnership Units	—	13	276	—	—	(289)
Shares issued under distribution reinvestment and share purchase plan	260	45	215	—	—	—
Shares issued under employee share purchase plans	502	102	400	—	—	—
Shares issued under equity incentive plans, net of retirements	(207)	687	(894)	—	—	—
Shares issued for repurchase of Exchangeable Notes	24,988	4,300	20,688	—	—	—
Amortization of deferred compensation	7,769	—	7,769	—	—	—
Distributions paid to common shareholders ($0.74 per share)	(30,864)	—	—	—	(30,864)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.74 per unit)	(1,610)	—	—	—	—	(1,610)
Contributions from noncontrolling interest, net	9,669	—	—	—	—	9,669

Balance December 31, 2009	$634,804	$44,616	$881,735	$(30,016)	$(317,682)	$56,151

Total comprehensive loss	(64,755)	—	—	(9,977)	(51,927)	(2,851)
Shares issued under 2010 public offering, net of expenses	160,589	10,350	150,239	—	—	—
Shares issued under distribution reinvestment and share purchase plan	900	68	832	—	—	—

Shares issued under employee share purchase plans	597	46	551	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,008)	356	(1,364)	—	—	—
Amortization of deferred compensation	8,030	—	8,030	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(31,584)	—	—	—	(31,584)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.60 per unit)	(1,365)	—	—	—	—	(1,365)
Amortization of historic tax credit	(1,697)	—	—	—	—	(1,697)
Contributions from noncontrolling interest, net	19	—	—	—	—	19

Balance December 31, 2010	$704,530	$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income (Loss)	Non- controlling Interest

Total comprehensive loss	(87,793)	—	—	5,894	(90,161)	(3,526)
Shares issued under distribution reinvestment and share purchase plan	67	4	63	—	—	—
Shares issued under employee share purchase plan	494	43	451	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,911)	194	(2,105)	—	—	—
Amortization of deferred compensation	9,055	—	9,055	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(33,384)	—	—	—	(33,384)	—
Noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.60 per unit)	(1,395)	—	—	—	—	(1,395)
Amortization of historic tax credit	(1,921)	—	—	—	—	(1,921)
Contributions from noncontrolling interest, net	296	—	—	—	—	296

Balance December 31, 2011	$588,038	$55,677	$1,047,487	$(34,099)	$(524,738)	$43,711

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2011	2010	2009

Cash flows from operating activities:

Net loss	$(93,935)	$(54,363)	$(90,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	128,378	137,210	134,301
Amortization	19,941	40,253	40,672
Straight-line rent adjustments	(331)	(1,466)	(1,308)
Provision for doubtful accounts	3,320	5,337	6,567
Amortization of deferred compensation	9,055	8,030	7,769
Gain on sales of real estate and discontinued operations	(1,590)	(19,094)	(13,814)
Amortization of historic tax credits	(1,921)	(1,697)	—
Impairment of assets and project costs	52,909	1,056	75,012
Gain on extinguishment of debt	—	—	(27,047)
Change in assets and liabilities:
Net change in other assets	(7,143)	(1,290)	(1,914)
Net change in other liabilities	(3,421)	2,815	6,001

Net cash provided by operating activities	105,262	116,791	136,148

Cash flows from investing activities:
Additions to construction in progress	(25,426)	(23,448)	(128,364)
Investments in real estate improvements	(36,017)	(32,226)	(39,571)
Additions to leasehold improvements	(364)	(290)	(317)
Investments in partnerships	(252)	(9,070)	(1,811)
Capitalized leasing costs	(4,999)	(4,459)	(4,341)
Cash proceeds from sales of real estate investments	7,551	134,669	62,595
Decrease (increase) in cash escrows	2,210	(967)	3,313
Repayment of tenant note receivable	—	10,000	—
Cash distributions from partnerships in excess of equity in income	35,525	6,820	5,091

Net cash (used in) provided by investing activities	(21,772)	81,029	(103,405)

Cash flows from financing activities:
Net proceeds from 2010 Term Loan and Revolving Facility	—	590,000	—
Shares of beneficial interest issued	533	162,113	659
Net (repayment of) borrowing from 2003 Credit Facility	—	(486,000)	86,000
Repayment of senior unsecured 2008 Term Loan	—	(170,000)	—
Repayment of 2010 Term Loan	(7,200)	(172,800)	—
Net repayment of Revolving Facility	(5,000)	(70,000)	—
Proceeds from mortgage loans	27,700	64,500	75,602
Repayment of mortgage loans	(58,032)	(75,450)	(39,933)
Principal installments on mortgage loans	(21,249)	(20,748)	(17,561)
Repurchase of Exchangeable Notes	—	—	(47,156)
Payment of deferred financing costs	(4,109)	(17,367)	(3,397)
Dividends paid to common shareholders	(33,384)	(31,584)	(30,864)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(1,395)	(1,365)	(1,610)
Shares of beneficial interest repurchased, other	(1,883)	(1,035)	(114)
Contributions from investor with noncontrolling interest in project	—	—	10,088

Net cash (used in) provided by financing activities	(104,019)	(229,736)	31,714

Net change in cash and cash equivalents	(20,529)	(31,916)	64,457
Cash and cash equivalents, beginning of year	42,327	74,243	9,786

Cash and cash equivalents, end of year	$21,798	$42,327	$74,243

See accompanying notes to the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2011, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2011, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of December 31, 2011 would have been $24.3 million, which is calculated using our December 30, 2011 closing share price on the New York Stock Exchange of $10.44 multiplied by the number of outstanding OP Units held by limited partners, which was 2,329,118 as of December 31, 2011.

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

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 40% to 50% noncontrolling ownership interest at December 31, 2011, are recorded initially at our cost and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents totaled $21.8 million and $42.3 million, respectively, and included tenant security deposits of $4.3 million and $4.0 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $124.1 million, $131.5 million and $124.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, net of amounts capitalized of $2.0 million, $2.6 million and $5.6 million, respectively.

Significant Non-Cash Transactions

In connection with the June 2011 amendment to the 2010 Credit Facility, we reduced the amount outstanding under the 2010 Term Loan by $100.0 million and increased the amount outstanding under the 2010 Revolving Facility by $100.0 million.

Accrued construction costs decreased $0.1 million, $5.6 million and $27.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, representing non-cash decreases in construction in progress.

In October 2009, we repurchased $35.0 million in aggregate principal amount of our 4% Senior Exchangeable Notes due June 1, 2012 (“Exchangeable Notes”) in exchange for 1,300,000 common shares, with a fair market value of $10.0 million at the time of the purchase, and $13.3 million in cash. In June 2009, we repurchased $25.0 million in aggregate principal amount of Exchangeable Notes in exchange for 3,000,000 common shares, with a fair market value of $15.0 million at the time of the purchase.

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

Revenue Recognition

We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $0.3 million, $1.5 million and $1.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2011 and 2010 were $25.5 million and $25.2 million, respectively.

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

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs and real estate taxes. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2011 and 2010, our accounts receivable included accrued income of $2.3 million and $4.2 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed.

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

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels. Our fair value assumptions relating to real estate assets are within Level 3 of the fair value hierarchy.

If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists and whether the effects of such changes could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, a further comparison is performed to determine if the fair value of the property is less than the carrying amount of the property.

In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, assuming a holding period of ten years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2011 ranged from 8.25% to 11.5%. In 2011, we estimated the fair value of the properties that experienced impairment of assets using discount rates applied to estimated cash flows ranging from 13% to 14%.

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

We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2011. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.

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

For financial reporting purposes, properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	20-40 years
Land improvements	15 years
Furniture/fixtures	3-10 years
Tenant improvements	Lease term

We are required to make subjective assessments as to the useful lives of our real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those assets based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on our net income. If we were to determine that a different estimated useful life was appropriate for a particular asset, it would be depreciated over the newly estimated useful life, and, other things being equal, result in changes in annual depreciation expense and annual net income.

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method, provided that various criteria are met relating to the terms of sale and any subsequent involvement by us with the properties sold.

Real Estate Acquisitions

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property, the general market conditions in which the property operates and conditions in the economy. The judgment and subjectivity inherent in such assumptions can have a significant effect on the magnitude of the intangible assets or the changes to such assets that we record.

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets at December 31, 2011 and 2010 included $7.2 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2011 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Total

Balance, January 1, 2009	$12,877	$(1,073)	$(4,648)	$7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2009	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2010	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2011	$12,877	$(1,073)	$(4,648)	$7,156

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for comparable in-place leases, based on factors such as historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. Above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market optional renewal periods, and are included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

We allocate purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2011 and 2010:

(in thousands of dollars)	As of December 31, 2011	As of December 31, 2010

Value of in-place lease intangibles	$1,779	$6,564
Above-market lease intangibles	986	2,067

Subtotal	2,765	8,631
Goodwill	7,156	7,156

Total intangible assets	$9,921	$15,787

Below-market lease intangibles	$(3,922)	$(4,786)

Amortization of in-place lease intangibles was $4.8 million, $21.8 million and $27.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization of above-market and below-market lease intangibles decreased revenue by $0.2 million in each of 2011 and 2010 and increased revenue by $0.1 million in 2009.

In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net

2012	$746	$(135)
2013	385	(249)
2014	357	(438)
2015	291	(203)
2016	—	(204)
2017 and thereafter	—	(1,707)

Total	$1,779	$(2,936)

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

We capitalize payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. When it is probable that the property will not be acquired, capitalized pre-acquisition costs are charged to expense.

We capitalize salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(in thousands of dollars)	2011	2010	2009

Development/Redevelopment:
Salaries and benefits	$765	$1,087	$2,123
Real estate taxes	$280	$467	$951
Interest	$2,087	$2,584	$5,613
Leasing:
Salaries, commissions and benefits	$4,999	$4,459	$4,341

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

In some instances, we follow methods of accounting for income tax purposes that differ from generally accepted accounting principles.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income or loss reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income or loss for financial reporting purposes and for tax reporting purposes.

The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate for the years ended December 31, 2011 and 2010:

(in millions of dollars)	As of December 31, 2011	As of December 31, 2010

Aggregate cost basis for federal income tax purposes	$3,910.5	$3,813.2
Aggregate depreciated basis for federal income tax purposes	$2,916.5	$2,905.2

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

No provision for excise tax was made for the years ended December 31, 2011, 2010 and 2009, as no excise tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009

Ordinary income	$0.37	$0.60	$0.63
Capital gains	0.01	—	0.11
Return of capital	0.22	—	—

	$0.60	$0.60	$0.74

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

PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2011, 2010 and 2009. We had net deferred tax assets of $8.9 million and $8.8 million for the years ended December 31, 2011 and 2010, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.

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

The anticipated transaction to be hedged must expose us to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting. We must formally designate the instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges are designed to mitigate the risks associated with future cash outflows on debt.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2011, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Share-Based Compensation Expense

Share based payments to employees, including grants of share options and restricted shares, are valued at fair value on the date of grant, and are expensed over the applicable vesting period.

Earnings Per Share

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive effect of common share equivalents. Common share equivalents consist primarily of shares that are issued under employee share compensation programs and outstanding share options whose exercise price was less than the average market price of our shares during these periods.

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

In 2011, we adopted new accounting requirements relating to the presentation of comprehensive income. These accounting requirements have increased the prominence of other comprehensive income in our financial statements. We now present the components of net income and comprehensive income in two financial statements under the heading “Consolidated Statements of Operations.” The new accounting requirements eliminate the option to present other comprehensive income in the statement of changes in equity. We have applied these changes retrospectively. The adoption of these new accounting requirements did not have a material effect on our financial statements.

In 2011, we adopted new accounting requirements relating to testing for goodwill impairment that permit us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2011 and 2010 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2011	2010

Buildings, improvements and construction in progress	$3,060,095	$3,060,754
Land, including land held for development	516,902	526,714

Total investments in real estate	3,576,997	3,587,468
Accumulated depreciation	(844,010)	(729,086)

Net investments in real estate	$2,732,987	$2,858,382

Impairment of Assets

During the years ended December 31, 2011 and 2009, we recorded asset impairment losses, which are included in “Impairment of assets” in the consolidated statements of operations. No asset impairment losses were recorded in 2010. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2011	2009

Phillipsburg Mall	$27,977	$—
North Hanover Mall	24,134	—
Orlando Fashion Square	—	62,700
Springhills	—	11,484
Other	225	70

Total impairment of assets	$52,336	$74,254

2011 Impairments

North Hanover Mall

In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to their estimated fair value of $22.5 million. In 2008, we had constructed a department store that was to be leased and occupied by Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. Since then, we have attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with JCPenney Corporation, Inc. for it to move from its current location at the mall to occupy a significant portion of the newly constructed anchor space. The economic terms of this transaction are less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Phillipsburg Mall

In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings from underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

2009 Impairments

Orlando Fashion Square

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando market combined with negative trends in the retail sector. The occupancy declines resulted from store closings from bankrupt and underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the fourth quarter of 2009, in connection with the preparation of our 2010 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property was less than the carrying value of the property. As a result, we determined that the property was impaired and we recorded an impairment loss of $62.7 million to write down the property’s estimated fair value to $40.2 million.

Springhills

Springhills is a mixed use development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with our 2010 business planning process, which included a strategic review of our future development projects, we determined that the development plans for Springhills were uncertain. Consequently, we recorded an impairment loss of $11.5 million to write down the carrying amount of the project to its estimated fair value of $22.0 million.

Project Costs

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.6 million, $1.1 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Discontinued Operations

We have presented as discontinued operations the operating results of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, all of which are power centers that were sold in September 2010. We retained several undeveloped parcels for future development or sale at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza.

The following table summarizes revenue and expense information for the years ended December 31, 2010 and 2009 for our discontinued operations. There was no income from discontinued operations in 2011.

	For the Year Ended December 31,
(in thousands of dollars)	2010	2009

Real estate revenue	$9,497	$16,447
Expenses:
Operating expenses	(2,107)	(3,791)
Depreciation and amortization	(3,907)	(6,055)
Interest expense	(1,926)	(2,328)

Total expenses	(7,940)	(12,174)
Operating results from discontinued operations	1,557	4,273
Gains on sales of discontinued operations	19,094	9,503

Income from discontinued operations	$20,651	$13,776

Dispositions

The table below presents our dispositions for the years ended December 31, 2011, 2010 and 2009:

(in millions of dollars)
Sale Date	Property and Location	Description of Real Estate Sold	Sale Price	Gain
2011 Activity:
May	Voorhees Town Center Voorhees, New Jersey	Condominium interest in the mall	$5.9	$0.7
May	Pitney Road Plaza Lancaster, Pennsylvania	Parcel and land improvements	1.4	0.7
December	New River Valley Mall Christiansburg, Virginia	Unimproved land parcel	0.2	0.1
2010 Activity:
September	Creekview Center Warrington, Pennsylvania Monroe Marketplace Selinsgrove, Pennsylvania New River Valley Center Christiansburg, Virginia Pitney Road Plaza Lancaster, Pennsylvania Sunrise Plaza Forked River, New Jersey	Sale of five power centers(1)	134.7	19.1
2009 Activity:
May	Monroe Marketplace Selinsgrove, Pennsylvania	Outparcel occupied by an operating tenant and related land improvements(2)	0.9	—
June	Woodland Mall Grand Rapids, Michigan	Parcel containing a department store subject to a ground lease	2.7	0.2
June	North Hanover Mall Hanover, Pennsylvania	Two outparcels and related improvements(3)	2.0	1.4
August	Crest Plaza Allentown, Pennsylvania	Strip center	15.8	3.4
October	Monroe Marketplace Selinsgrove, Pennsylvania	Two outparcels occupied by operating tenants and land improvements	2.8	—
October	Pitney Road Plaza Lancaster, Pennsylvania	Parcel and land improvements	10.2	2.7
October	Northeast Tower Center Philadelphia, Pennsylvania	Controlling interest in power center(4)	30.4	6.1

(1)

We retained an aggregate of eight outparcels at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza, which were subdivided from the properties in connection with the sale. We used the cash proceeds from the sale to repay mortgage loans secured by three of these properties totaling $39.7 million, and for the payment of the release prices of the other two properties that secured a portion of the 2010 Credit Facility (as defined below) which totaled $57.4 million. We also used $10.0 million to repay borrowings under our Revolving Facility (as defined below) and $8.9 million to repay borrowings under our 2010 Term Loan (as defined below), both in accordance with the terms of our 2010 Credit Facility at that time. We used the remaining $18.7 million of the proceeds for general corporate purposes.

(2)	We recorded an asset impairment charge of $0.1 million immediately prior to this transaction.
(3)	One outparcel was occupied by an operating tenant and the other was improved land.
(4)	In connection with the sale, we repaid the mortgage loan associated with the Northeast Tower Center, with a balance of $20.0 million at closing.

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

Development Activities

As of December 31, 2011 and 2010, we have capitalized $108.8 million and $140.4 million, respectively, related to construction and development activities. As of December 31, 2011, we had $0.3 million of refundable deposits on land purchase contracts.

The following table summarizes where capitalized construction and development information appears on our balance sheet for the years ended December 31, 2011 and 2010:

	As of December 31,
(in millions of dollars)	2011	2010

Construction in progress	$91.5	$121.5
Land held for development	15.3	17.0
Deferred costs and other assets	1.1	1.1
Investments in partnerships, at equity	0.9	0.8

Total capitalized construction and development activities	$108.8	$140.4

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of December 31, 2011 and 2010:

	As of December 31,
(in thousands of dollars)	2011	2010

ASSETS:
Investments in real estate, at cost:
Retail properties	$404,219	$401,321
Construction in progress	2,092	1,870

Total investments in real estate	406,311	403,191
Accumulated depreciation	(144,671)	(131,228)

Net investments in real estate	261,640	271,963
Cash and cash equivalents	11,379	9,590
Deferred costs and other assets, net	19,687	22,657

Total assets	292,706	304,210

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	410,978	353,335
Other liabilities	6,645	14,454

Total liabilities	417,623	367,789

Net deficit	(124,917)	(63,579)
Partners’ share	(66,667)	(33,025)

Company’s share	(58,250)	(30,554)
Excess investment(1)	9,321	13,151
Advances	—	3,748

Net investments and advances	$(48,929)	$(13,655)

Investment in partnerships, at equity	$16,009	$30,959
Distributions in excess of partnership investments	(64,938)	(44,614)

Net investments and advances	$(48,929)	$(13,655)

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
(in thousands of dollars)	2011	2010	2009
Real estate revenue	$76,174	$76,681	$74,693
Expenses:
Operating expenses	(23,034)	(23,658)	(24,737)
Interest expense	(22,789)	(17,370)	(13,851)
Depreciation and amortization	(15,894)	(15,938)	(15,489)

Total expenses	(61,717)	(56,966)	(54,077)

Net income	14,457	19,715	20,616
Less: Partners’ share	(7,189)	(9,806)	(10,206)

Company’s share	7,268	9,909	10,410
Amortization of excess investment	(633)	(859)	(308)

Equity in income of partnerships	$6,635	$9,050	$10,102

Financing Activity of Unconsolidated Properties

Mortgage loans, which are secured by eight of the partnership properties (including one property under development), are due in installments over various terms extending to the year 2023. Five of the mortgage loans bear interest at a fixed interest rate and three of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 5.00% to 7.00% and have a weighted average interest rate of 5.56% at December 31, 2011. The variable interest rate mortgage loans have interest rates that range from 3.02% to 3.37% and have a weighted average interest rate of 3.30% at December 31, 2011. The weighted average interest rate of all partnership mortgage loans is 5.10% at December 31, 2011. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total

2012	$2,805	$3,708	$6,513	$14,913
2013	3,137	—	3,137	6,273
2014	3,314	—	3,314	6,627
2015	3,355	35,221	38,576	77,152
2016	2,907	—	2,907	5,813
2017 and thereafter	15,297	134,802	150,099	300,200

	$30,815	$173,731	$204,546	$410,978

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2009:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity

2011 Activity:
June	Red Rose Commons(1)	$29.9	5.14% fixed	July 2021
June	The Court at Oxford Valley(2)	60.0	5.56% fixed	July 2021
September	Metroplex Shopping Center(3)	87.5	5.00% fixed	October 2023

2010 Activity:
April	Springfield Park/Springfield East(4)	10.0	LIBOR plus 2.80%	March 2015
May	Red Rose Commons(5)	0.3	LIBOR plus 4.00%	October 2011
June	Lehigh Valley Mall(6)	140.0	5.88% fixed	July 2020
November	Springfield Mall(7)	67.0	LIBOR plus 3.10%	November 2015

2009 Activity:
October	Red Rose Commons(5)	23.9	LIBOR plus 4.00%	October 2011

(1)

The unconsolidated entity that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $24.2 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $2.1 million.

(2)

The unconsolidated entity that owns The Court at Oxford Valley entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $32.0 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $12.8 million.

(3)

The unconsolidated entity that owns Metroplex Shopping Center entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $57.8 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the partnership distributed to us excess proceeds of $16.3 million.

(4)

The unconsolidated entities that own Springfield Park and Springfield East entered into the mortgage loan. Our interest in these unconsolidated entities is 50%. The mortgage loan has a term of five years, with one five-year extension option.

(5)

The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%. This loan is for interest only in its initial term. The 2010 transaction was an additional draw of $0.3 million on the mortgage loan established in 2009. The stated interest rate on the mortgage loan is LIBOR plus 4.00%, with a floor of 6.00%. The rate in effect for 2010 and 2011 was 6.00%. The mortgage loan was repaid and replaced with the new mortgage loan entered into in June 2011.

(6)

The unconsolidated partnership that owns Lehigh Valley Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(7)

The unconsolidated entity that owns Springfield Mall entered into the mortgage loan. Our interest in the unconsolidated entity is 50%. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $72.3 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $2.9 million.

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. Our share of the mortgage loan repayment was $1.4 million.

4. FINANCING ACTIVITY

2010 Credit Facility, As Amended

In March 2010, we entered into the 2010 Credit Facility (as defined below), which was comprised of (1) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to PREIT Associates, L.P. and PREIT-RUBIN, Inc. and a separate $84.0 million term loan (“Term Loan B”) to two other subsidiaries (collectively, the “2010 Term Loan”) and (2) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, and as amended as described below, the “2010 Credit Facility”). All capitalized terms used and not otherwise defined in the description set forth herein of the 2010 Credit Facility (as defined below), as amended by the amendment, have the meanings ascribed to such terms in the 2010 Credit Facility, as so amended.

We used the proceeds of our May 2010 issuance of 10,350,000 common shares in a public offering plus available working capital and some of the proceeds of our September 2010 sale of five power centers to repay borrowings under the 2010 Credit Facility. Prior to entering into the amendment described below, $340.0 million was outstanding under the 2010 Term Loan.

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million and we repaid $100.0 million of the 2010 Term Loan with proceeds from the Revolving Facility, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million.

The amendment extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory pay down requirements from capital events, among other changes.

The amendment lowered the interest rate range to between 2.75% and 4.00% per annum over LIBOR, depending on our leverage. Previously, the interest rate range was between 4.00% and 4.90% per annum over LIBOR. Initially, the new rate in effect was 4.00% per annum over LIBOR, and the interest rate remained 4.00% over LIBOR at December 31, 2011. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum.

The maximum amount that may be borrowed under the 2010 Credit Facility is subject to a minimum facility debt yield of 9.75%, based on the Net Operating Income of our Collateral Properties.

The obligations under the 2010 Term Loan are secured by first priority mortgages on 18 of our properties and by first priority leasehold mortgages on two properties ground leased by the two subsidiaries that own the Gallery Properties. The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

As of December 31, 2011, $95.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $155.0 million at December 31, 2011. In February 2012, we utilized the proceeds from the new mortgage loan on Capital City Mall to repay $65.0 million of our Revolving Facility. Following this pay down, there was $30.0 million outstanding under our Revolving Facility, and the unused portion that was available to us was $220.0 million. Interest expense related to the Revolving Facility was $2.6 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees. The weighted average interest rate on outstanding Revolving Facility borrowings as of December 31, 2011 was 4.32%.

As of December 31, 2011, $240.0 million was outstanding under the 2010 Term Loan. Interest expense related to the 2010 Term Loan was $17.5 million and $19.0 million, respectively, for the years ended December 31, 2011 and 2010, respectively, excluding non-cash amortization of deferred financing fees. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the year ended December 31, 2011 was 5.58% and for March 10, 2010 through December 31, 2010 was 5.83%.

Deferred financing fee amortization associated with the 2010 Credit Facility was $3.7 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively.

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.70:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 10.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of (i) 9.50% until March 30, 2012, (ii) 9.75% from March 31, 2012 until March 30, 2013, and (iii) 10.00% thereafter; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, or 95% of FFO (unless necessary for the Company to retain its status as a REIT). We are required to maintain our status as a REIT at all times. As of December 31, 2011, we were in compliance with all of these covenants.

Under specified conditions, including that leverage has been below 65% for two consecutive quarters, and subject to certain financial covenants, the range of applicable stated interest rates may be further reduced at our option to between 2.00% and 3.00% per annum over LIBOR, we will have an option to extend the maturity date of the 2010 Credit Facility by one year to March 10, 2015, and we may increase the maximum amount available under the Revolving Facility from $250.0 million to $350.0 million, if commitments can be obtained, and provided that the minimum facility debt yield will be increased to 11.00%.

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

Exchangeable Notes

Our Exchangeable Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest payments are due on June 1 and December 1 of each year until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the Exchangeable Notes are fully and unconditionally guaranteed by us.

We intend to repay in full the Exchangeable Notes on or before their maturity in June 2012. Subject to the terms of the 2010 Credit Facility, we intend to review all available options to address their maturity, including the use of such things as internally generated cash flows, the Revolving Facility, excess refinancing proceeds, or the refinancing, with new securities or from other sources, or extending of, the Exchangeable Notes in a similar or modified form. Our plans with regard to the maturity of the Exchangeable Notes are subject to change.

Our Exchangeable Notes balance was $136.9 million as of both December 31, 2011 and 2010 (excluding debt discount of $0.8 million and $2.8 million, respectively). Interest expense related to the Exchangeable Notes was $5.5 million, $5.5 million and $8.6 million (excluding non-cash amortization of debt discount of $2.0 million, $1.9 million and $2.8 million and the non-cash amortization of deferred financing fees of $0.7 million, $0.7 million and $1.0 million) for the years ended December 31, 2011, 2010 and 2009, respectively. The Exchangeable Notes bear interest at a contractual rate of 4.00% per annum. The Exchangeable Notes had an effective interest rate of 5.95% for the year ended December 31, 2011, including the effect of the debt discount amortization and deferred financing fee amortization.

In 2009, we repurchased $104.6 million in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million. We terminated an equivalent notional amount of the related capped calls in 2009. We did not repurchase any Exchangeable Notes in 2011 or 2010. We recorded gains on extinguishment of debt of $27.0 million in 2009. In connection with the repurchases, we retired an aggregate of $5.4 million of deferred financing costs and debt discount.

The Exchangeable Notes contain an exchange settlement feature. Pursuant to this feature, upon surrender of the Exchangeable Notes for exchange, the Exchangeable Notes will be exchangeable for cash equal to the principal amount of the Exchangeable Notes and, with respect to any excess exchange value above the principal amount of the Exchangeable Notes, at our option, for cash, common shares or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of Exchangeable Notes, or $54.64 per share. The Exchangeable Notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the Exchangeable Notes except to preserve our status as a real estate investment trust. If we undergo certain change of control transactions at any time prior to maturity, holders of the Exchangeable Notes may require the Operating Partnership to repurchase their Exchangeable Notes in whole or in part for cash equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value. The indenture for the Exchangeable Notes does not contain any financial covenants.

Mortgage Loans

Twenty-five mortgage loans, which are secured by 23 of our consolidated properties, are due in installments over various terms extending to the year 2020. Sixteen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 7.50% and had a weighted average interest rate of 5.77% at December 31, 2011. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.48% at December 31, 2011. The weighted average interest rate of all consolidated mortgage loans was 4.91% at December 31, 2011. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments pursuant to the terms of our mortgage loans as of December 31, 2011.

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments(1)	Total

2012	$20,059	$409,997	$430,056
2013	14,557	425,773	440,330
2014	12,930	99,203	112,133
2015	12,011	270,676	282,687
2016	2,273	243,745	246,018
2017 and thereafter	2,714	177,161	179,875

	$64,544	$1,626,555	$1,691,099

Debt Premium			282

			$1,691,381

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2012, $92.8 million may be extended under extension options in the respective loan agreements; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2011 and 2010 are as follows:

	2011		2010
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,691.4	$1,683.4	$1,744.2	$1,672.1

The mortgage loans contain various customary default provisions. As of December 31, 2011, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2009 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity

2012 Activity:
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022

2011 Activity:
July	801 Market Street(1)	27.7	LIBOR plus 2.10%	July 2016

2010 Activity:
January	New River Valley Mall(2)	30.0	LIBOR plus 4.50%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	June 2014
July	Valley View Mall(4)	32.0	5.95% fixed	June 2020

2009 Activity:
March	New River Valley Center(5)	16.3	LIBOR plus 3.25%	March 2012
June	Pitney Road Plaza(5)	6.4	LIBOR plus 2.50%	June 2010
June	Lycoming Mall(3)	33.0	6.84% fixed	June 2014
September	Northeast Tower Center(6)	20.0	LIBOR plus 2.75%	September 2011

(1)	The mortgage loan has a five year term and two one-year extension options. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in July 2016.
(2)	Interest only. The mortgage loan has a three year term and one one-year extension option. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.
(3)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in June 2014.

(4)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid the $33.8 million mortgage loan on Valley View Mall using proceeds from the new mortgage and available working capital.

(5)	In September 2010, we repaid this mortgage loan in connection with the sale of five power centers (including this one).
(6)	In September 2010, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.

Other 2011 Activity

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, we now pay principal and interest on the mortgage loan based on a 25 year amortization schedule.

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

Other 2010 Activity

In September 2010, we repaid the mortgage loan on Creekview Center with a balance of $19.4 million in connection with the sale of five power centers, including this one.

In February 2008, we entered into the One Cherry Hill Plaza mortgage loan in connection with the acquisition of Bala Cynwyd Associates, L.P. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, we made a principal payment of $2.4 million and exercised the first extension option. In July 2010, we made a principal payment of $0.7 million and exercised the second extension option.

Other 2009 Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from our 2003 Credit Facility.

5. EQUITY OFFERING

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of $160.6 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility. Specifically, we used $106.5 million of the net proceeds to repay a portion of the 2010 Term Loan and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility. As a result of this transaction, we satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

6. DERIVATIVES

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under applicable accounting authority as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets and liabilities are recorded in “Fair value of derivative instruments.”

During the years ended December 31, 2011, 2010 and 2009, we recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $16.2 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of December 31, 2011, we had entered into nine interest rate swap agreements and one cap agreement with a weighted average rate of 2.54% on a notional amount of $633.6 million maturing on various dates through November 2013, and one forward starting interest rate swap agreement with a rate of 2.96% on a notional amount of $200.0 million maturing in March 2013. Three interest rate swap agreements that were outstanding as of December 31, 2010 expired in the year ended December 31, 2011.

We entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On December 31, 2011, we considered these swap agreements and cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

Accumulated other comprehensive loss as of December 31, 2011 includes a net loss of $10.6 million relating to forward-starting swaps that we cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at December 31, 2011 and December 31, 2010. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

(in millions of dollars) Notional Value	Fair Value at December 31, 2011(1)	Fair Value at December 31, 2010(1)	Interest Rate	Effective Date	Maturity Date

Interest Rate Swaps
$ 200.0	N/A	$(0.2)	0.61%		April 1, 2011
45.0	N/A	(0.8)	4.02%		June 19, 2011
54.0	N/A	(1.1)	3.84%		July 25, 2011
200.0	$(0.7)	(2.5)	1.78%		April 2, 2012
25.0	(0.3)	(0.5)	1.83%		December 31, 2012
60.0	(0.9)	(1.2)	1.74%		March 11, 2013
40.0	(0.6)	(0.8)	1.82%		March 11, 2013
65.0	(3.2)	(4.2)	3.60%		September 9, 2013
68.0	(3.5)	(4.5)	3.69%		September 9, 2013
56.3	(2.9)	(3.8)	3.73%		September 9, 2013
55.0	(2.4)	(2.6)	2.90%		November 29, 2013
48.0	(2.1)	(2.3)	2.90%		November 29, 2013
Interest Rate Cap
16.3	(0.0)	(0.0)	2.50%		April 2, 2012
Forward Starting Interest Rate Swap
200.0	(4.5)	(2.7)	2.96%	April 2, 2012	March 11, 2013

	$(21.1)	$(27.2)

(1)

As of December 31, 2011 and December 31, 2010, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2011 and December 31, 2010, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statement of operations as of December 31, 2011 and December 31, 2010.

	For the Year Ended		Consolidated Statement of
(in millions of dollars)	December 31, 2011	December 31, 2010	Operations Location
Derivatives in cash flow hedging relationships:

Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(11.1)	$(28.9)	N/A

Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$17.2	$18.5	Interest expense

Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2011, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2011, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $21.1 million. If we had breached any of the default provisions in these agreements as of December 31, 2011, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $23.3 million. We had not breached any of these provisions as of December 31, 2011.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 15% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

Supplemental Retirement Plans

We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2011, 2010 and 2009, approximately 43,000, 46,000 and 102,000 shares, respectively, were purchased for total consideration of $0.4 million in each year. We recorded expense of $0.1 million, $0.2 million and $0.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, related to the share purchase plan.

Performance Incentive Unit Program

In 2009, we made awards of Performance Incentive Units (“PIUs”) that were subject to market based vesting. The PIUs vested in equal installments over a three year period if specified total return to shareholders goals (as defined in the PIU plan) established at the time of the award were met each year. Payments under the PIU program were made in cash. The amount of the payments varied based upon the total return to our shareholders relative to the total return achieved for an index of real estate investment trusts, as defined in the PIU plan. We recorded compensation expense for the PIU program pro rata over the vesting period based on estimates of future cash payments under the plan. We issued 221,022 PIUs in 2009 with an initial value of $0.8 million, and recorded compensation expense relating to these awards of $0.1 million, $0.8 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

When the measurement period for the PIUs issued in 2009 expired on December 31, 2011, our total return to our shareholders relative to the total return achieved by the companies in an index of real estate investment trusts was at the 50th percentile, and in February 2012, an aggregate of $1.1 million was issued to participants in the program in respect of the PIUs issued to participants. After this payment, we have no PIUs outstanding.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2011, there were two share based compensation plans under which we continue to make awards: our Amended and Restated 2003 Equity Incentive Plan, which was approved by our shareholders in 2010, and our 2008 Restricted Share Plan for Non-Employee Trustees, which was approved by our shareholders in 2007. Previously, we maintained five other plans pursuant to which we granted awards of restricted shares or options. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained a plan pursuant to which we granted options to our non-employee trustees.

We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and by expensing them over the applicable vesting period.

For the years ended December 31, 2011, 2010 and 2009, we recorded aggregate compensation expense for share based awards of $9.1 million, $8.1 million and $7.7 million, respectively, in connection with the equity programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2011, 2010 and 2009, we capitalized compensation costs related to share based awards of $0.1 million, $0.1 million and $0.3 million, respectively.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”) (pursuant to options, restricted shares or otherwise) was 928,814 as of December 31, 2011. Other than a portion of the 2010 and all of the 2009 annual awards to trustees, the share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

The aggregate fair value of the restricted shares that we granted to our employees in 2011, 2010 and 2009 was $4.7 million, $5.5 million and $2.9 million, respectively. As of December 31, 2011, there was $5.7 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $5.6 million, $5.2 million and $5.4 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2011 and changes during the years ended December 31, 2011, 2010 and 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2009	532,930	$35.62
Shares granted	777,274	3.85
Shares vested	(167,396)	34.05
Shares forfeited	(65,328)	35.82

Unvested at December 31, 2009	1,077,480	12.93
Shares granted	519,086	11.68
Shares vested	(389,783)	14.07
Shares forfeited	(47,034)	27.46

Unvested at December 31, 2010	1,159,749	11.39
Shares granted	358,234	14.50
Shares vested	(525,202)	11.20
Shares forfeited	(42,555)	11.89

Unvested at December 31, 2011	950,226	$12.65

Restricted Shares Subject to Market Based Vesting

In 2005, we granted 67,147 restricted shares that were subject to market based vesting. These restricted shares would have vested in equal installments over a five-year period if specified total return to shareholders goals established at the time of the grant were met in each year. If the goal was not met in any year, the awards provided for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Of these shares, 10,056 shares were previously issued and 2,450 were forfeited in connection with employee severance arrangements. We met the return criteria for the portion relating to 2009, and thus 10,927 shares vested in February 2010. Because the vesting of the market based restricted shares granted in 2005 relating to the years 2005-2008 depended upon the achievement of certain total return to shareholders goals by December 31, 2009, and because the Company did not meet these objectives by that date, the remaining 43,714 shares granted in 2005 were forfeited in 2010 upon the formal determination by the Compensation Committee of our Board of Trustees in accordance with the terms of the 2003 Equity Incentive Plan. Recipients were entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00 for 2005. For purposes of the simulation, we assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.4%, and a 0.92 correlation of our total return to shareholders to that of the specified index of real estate investment trusts for the 2005 awards. Compensation cost relating to these market based vesting awards was recorded ratably over the five-year period. We recorded $0.4 million of compensation expense related to market based restricted shares for the year ended December 31, 2009.

Restricted Shares Subject to Time Based Vesting

In 2011, 2010 and 2009, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of two to five years, typically in equal annual installments, as long as the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 330,610, 476,750 and 757,273 restricted shares subject to time based vesting to our employees in 2011, 2010 and 2009, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $14.36 per share in 2011, $11.61 per share in 2010 and $3.81 per share in 2009. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $6.1 million, $5.4 million and $5.0 million of compensation expense related to time based restricted shares for the years ended December 31, 2011, 2010 and 2009, respectively.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense

2012	$3,626
2013	1,860
2014	185

Total	$5,671

Restricted Share Unit Program

In 2011 and 2010, our Board of Trustees established the 2011-2013 RSU Program and the 2010-2012 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2013 and 2012 (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.

The aggregate fair values of the RSU awards in 2011 and 2010 were determined using a Monte Carlo simulation probabilistic valuation model and were $3.5 million ($15.98 per share) and $4.7 million ($14.87 per share), respectively. For purposes of the 2011 simulation, we assumed volatility of 95.3%, a risk-free interest rate of 1.13%, and a stock beta of 1.280 compared to the Dow Jones US Real Estate Index. For purposes of the 2010 simulation, we assumed volatility of 93.5%, a risk-free interest rate of 1.50%, and a stock beta of 1.266 compared to the Dow Jones US Real Estate Index.

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We granted a total of 220,766 RSUs in 2011 and 317,749 RSUs in 2010. We recorded $2.7 million, $2.4 million and $2.1 million of compensation expense related to the RSU Programs (and similar programs for prior years) for the years ended December 31, 2011, 2010 and 2009, respectively. We will record future compensation expense of $4.0 million related to the existing awards under the RSU Programs.

Service Awards

In 2011, 2010 and 2009, we issued 1,950, 2,075 and 1,725 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $31,000, $26,000 and $8,000 in the years ended December 31, 2011, 2010 and 2009, respectively, was determined based on the average of the high and low share price on the grant date and recorded as compensation expense.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we award restricted shares subject to time based vesting. The 2008 Restricted Share Plan for Non-Employee Trustees approved in 2007 provides for the granting of restricted share awards to our non-employee trustees. The Amended and Restated 2003 Equity Incentive Plan approved in 2010 also provides for the granting of restricted share awards to our non-employee trustees. In 2011, these annual awards were made under the 2003 Equity Incentive Plan. In 2010, a portion of these annual awards was made under the 2008 Restricted Share Plan for Non-Employee Trustees, and a portion was made under the 2003 Equity Incentive Plan. In 2009, these awards were made only under the 2008 Restricted Share Plan for Non-Employee Trustees. The aggregate fair value of the restricted shares that we granted under both plans to our non-employee trustees in 2011, 2010 and 2009 was $0.4 million, $0.5 million and $0.1 million, respectively. We recorded $0.3 million, $0.2 million and $0.2 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $0.6 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. Compensation expense will be recognized over a weighted average period of 0.9 years. The total fair value of shares granted to non-employee trustees that vested was $0.3 million for each of the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there were 13,000 shares available for grant to non-employee trustees under the 2008 Restricted Share Plan for Non-Employee Trustees. We will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense

2012	$348
2013	212
2014	62

Total	$622

Options Outstanding

Options are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. No options were granted in 2011 or 2010. In 2009, we granted 5,000 options to a non-employee trustee. No options were exercised in 2011, 2010 or 2009. The following table presents the changes in the number of options outstanding from January 1, 2009 through December 31, 2011:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1990 Non-Employee Trustee Plan

Options outstanding at January 1, 2009	149,293	12,293	100,000	37,000

Options granted	$5.41	5,000	—	—
Options forfeited	$20.00	—	—	(2,000)

Options outstanding at December 31, 2009	152,293	17,293	100,000	35,000

Options forfeited	$17.78	—	(100,000)	(7,500)

Options outstanding at December 31, 2010(1)	44,793	17,293	—	27,500

Options forfeited	$21.19	(1,361)	—	(12,500)

Options outstanding at December 31, 2011(1)	30,932	15,932	—	15,000

Outstanding exercisable and unexercisable options
Average exercise price per share	$29.23	$25.79	$—	$32.89

Aggregate exercise price(2)	$904	$411	$—	$493

Intrinsic value of options outstanding(2)	$—	$—	$—	$—

Outstanding exercisable options at December 31, 2011
Options	28,432	13,432	—	15,000

Average exercise price per share	$31.33	$29.58	$—	$32.89

Aggregate exercise price(2)	$891	$397	$—	$493

Intrinsic value of options outstanding(2)	$—	$—	$—	$—

(1)	The weighted average remaining contractual life of these outstanding options is 2.75 years (weighted average exercise price of $29.23 per share and an aggregate exercise price of $0.9 million).
(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2011:

	Options Outstanding as of December 31, 2011		Options Exercisable as of December 31, 2011
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)

$5.41-$18.99	5,000	$5.41	2,500	$5.41	7.4
$19.00-$28.99	5,932	$27.77	5,932	$27.77	1.3
$29.00-$35.62	20,000	$35.62	20,000	$35.62	2.6

9. LEASES

As Lessor

Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2099. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,

2012	$244,769
2013	214,488
2014	190,148
2015	166,153
2016	132,503
2017 and thereafter	461,746

$1,409,807

The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at six of our properties (Crossroads Mall, Exton Square Mall, The Gallery at Market East, Orlando Fashion Square, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to leases were $4.2 million, $4.2 million and $4.9 million the years ended December 31, 2011, 2010 and 2009, respectively. We account for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases

2012	$2,261	$774
2013	1,986	637
2014	1,505	658
2015	127	658
2016	38	652
2017 and thereafter	—	40,356

	$5,917	$43,735

10. RELATED PARTY TRANSACTIONS

General

We provide management, leasing and development services for eight properties owned by partnerships and other entities in which certain of our officers or trustees or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers and trustees have an interest. Total rent expense under this lease was $1.8 million, $1.7 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Ronald Rubin, our Chairman and Chief Executive Officer, and George F. Rubin, our Vice Chairman, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Effective June 1, 2004, our base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years.

As of December 31, 2011, eight officers of the Company had employment agreements with terms of one year that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2011 of $3.2 million, subject to increases as approved by the Compensation Committee of our Board of Trustees in future years, as well as additional incentive compensation.

See “Tax Protection Agreements” in note 11.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2011, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $7.1 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

Tax Protection Agreements

On January 22, 2008, PREIT, PREIT Associates, L.P., and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino and two other individuals regarding the acquisition of an office building located within the boundaries of PREIT’s Cherry Hill Mall. In connection with that agreement, PREIT and PREIT Associates agreed to provide tax protection to Ronald Rubin, George Rubin, Joe Coradino and one other individual resulting from the sale of the office building during the eight years following the initial closing.

We have agreed to provide tax protection related to the acquisition of Cumberland Mall Associates in 2005 and New Castle Associates in 2003 and 2004 to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

We did not enter into any other guarantees or tax protection agreements in connection with our merger, acquisition or disposition activities in 2011, 2010 or 2009.

12. HISTORIC TAX CREDITS

In the third quarter of 2009, we closed a transaction with a counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). The Counterparty agreed to contribute $10.6 million of equity to the Project, and paid $10.1 million of that amount in cash contemporaneously with the closing of the transaction, which was recorded in “Noncontrolling interest.” The remaining funds of $0.5 million were paid in 2011 after we satisfied certain conditions. In exchange for its contributions into the Project, the Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Counterparty does not have a material interest in the underlying economics of the Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project at a stated value of $1.6 million. We believe that the put option will be exercised by the Counterparty, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”

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

The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Project in the third quarter of 2009. Our obligation to the Counterparty with respect to the tax credits is ratably relieved annually each August, upon the expiration of each portion of the recapture period. In the third quarters of 2011 and 2010, the first and second recapture periods expired and we recognized $1.9 million and $1.7 million, respectively, of the contribution received from the Counterparty as “Interest and other income” in the consolidated statements of operations.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total

Revenue from continuing operations	$110,480	$108,200	$113,744	$124,136	$456,560
Net loss(2)	(14,919)	(19,011)	(59,425)	(580)	(93,935)
Net loss attributable to PREIT(2)	(14,318)	(18,248)	(57,038)	(557)	(90,161)
Net loss per share – basic	(0.27)	(0.34)	(1.05)	(0.01)	(1.66)
Net loss per share – diluted	(0.27)	(0.34)	(1.05)	(0.01)	(1.66)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total

Revenue from continuing operations	$112,458	$108,298	$112,655	$122,230	$455,641
Revenue from discontinued operations	3,194	3,154	3,149	—	9,497
Income from discontinued operations(3)	521	600	19,586	(56)	20,651
Net loss(3)	(18,503)	(23,650)	(3,672)	(8,538)	(54,363)
Net loss attributable to PREIT(3)	(17,625)	(22,686)	(3,585)	(8,031)	(51,927)
Income from discontinued operations per share – basic	0.01	0.01	0.35	—	0.39
Income from discontinued operations per share – diluted	0.01	0.01	0.35	—	0.39
Net loss per share – basic	(0.41)	(0.45)	(0.07)	(0.15)	(1.04)
Net loss per share – diluted	(0.41)	(0.45)	(0.07)	(0.15)	(1.04)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.
(2)	Includes impairments losses of $52.1 million (3rd Quarter 2011).
(3)	Includes gains on sales of discontinued operations of $19.1 million (before noncontrolling interest) (3rd Quarter 2010).

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2011

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Changes	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance		Date of Acquisition/ Construction	Life of Depreciation

Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$16,745	$10,550	$59,894	$(21,550)	$42,531		2002	30
Capital City Mall	11,642	65,575	19,176	11,642	84,751	(25,081)	0		2003	40
Chambersburg Mall	9,502	26,218	6,568	9,634	32,654	(8,870)	0	(1)	2003	40
Cherry Hill Mall	29,938	185,611	237,473	48,608	404,414	(98,194)	234,143		2003	40
Christiana Center	12,829	27,041	2,811	12,829	29,852	(13,552)	44,635		1998	40
Commons at Magnolia	1,132	3,407	8,138	1,571	11,106	(3,835)	0	(1)(2)	1999	40
Crossroads Mall	5,054	22,496	17,957	5,627	39,880	(10,206)	0	(1)	2003	40
Cumberland Mall	8,711	43,889	11,666	9,842	54,424	(10,982)	41,710		2005	40
Dartmouth Mall	7,015	28,328	27,762	7,015	56,090	(28,511)	59,769		1998	40
Exton Square Mall	21,460	121,326	6,234	22,156	126,864	(29,903)	68,148		2003	40
Francis Scott Key Mall	9,786	47,526	21,028	9,987	68,353	(19,395)	55,000		2003	40
Gadsden Mall	8,842	42,681	10,813	8,617	53,719	(11,820)	0	(1)(4)	2005	40
The Gallery at Market East	6,781	95,599	72,131	7,888	166,623	(27,437)	27,494	(1)(5)	2003	40
Jacksonville Mall	9,974	47,802	22,266	9,974	70,068	(18,701)	56,265		2003	40
Logan Valley Mall	13,267	68,449	14,610	13,267	83,059	(24,777)	63,000		2003	40
Lycoming Mall	10,274	43,440	25,232	10,793	68,153	(18,451)	34,183		2003	40
Magnolia Mall	9,279	44,165	35,359	15,204	73,599	(27,121)	59,551		1998	40
Monroe Marketplace land	4,850	0	(981)	3,869	0	0	0		2006	N/A
Moorestown Mall	11,368	62,995	19,032	11,368	82,027	(28,194)	54,859		2003	40
New River Valley Mall	4,751	22,808	30,583	4,786	53,356	(18,501)	28,050		2003	40
Nittany Mall	6,064	30,283	7,980	5,146	39,181	(10,372)	0	(1)	2003	40
North Hanover Mall	4,565	20,990	1,765	3,019	24,301	(5,092)	0	(1)	2003	20	(3)
Orlando Fashion Square	0	94,734	(51,508)	0	43,226	(7,550)	0	(1)	2004	20
Palmer Park Mall	3,747	18,805	11,977	3,747	30,782	(12,912)	0	(1)	2003	40
Patrick Henry Mall	16,075	86,643	39,751	16,397	126,072	(37,953)	91,428		2003	40
Paxton Towne Centre	15,719	36,438	5,280	15,719	41,718	(18,605)	54,000		1998	40
Phillipsburg Mall	7,633	38,093	(26,012)	6,863	12,851	(4,760)	0	(1)	2003	20	(3)
Pitney Road Plaza land	905	0	(604)	301	0	0	0		2006	N/A
Plymouth Meeting Mall	29,265	58,388	77,554	29,947	135,260	(34,397)	0	(1)	2003	40
The Mall at Prince Georges	13,065	57,686	30,771	13,066	88,456	(36,338)	150,000		1998	40
South Mall	7,369	20,720	6,107	7,990	26,206	(6,924)	0	(1)(6)	2003	40
Sunrise Plaza land	1,739	0	(148)	1,591	0	0	0		2005	N/A
Swedes Square	189	0	5	194	0	0	0		2004	N/A
Uniontown Mall	0	30,761	10,066	0	40,827	(11,156)	0	(1)	2003	40
Valley Mall	13,187	60,658	19,121	13,187	79,779	(23,494)	85,384		2003	40
Valley View Mall	9,880	46,817	11,233	9,936	57,994	(14,699)	31,445		2003	40
Viewmont Mall	12,505	61,519	17,548	12,606	78,966	(20,588)	48,000		2003	40
Voorhees Town Center	2,506	7,807	78,968	8,873	80,408	(17,680)	0	(1)	2003	40
Washington Crown Center	5,460	27,136	7,836	5,580	34,852	(13,594)	0	(1)	2003	40
Willow Grove Park	26,748	131,189	66,289	35,808	188,418	(51,600)	145,449		2003	40
Wiregrass Commons	5,103	28,758	19,768	7,923	45,706	(10,964)	0	(1)	2003	40
Woodland Mall	35,540	124,504	25,637	17,577	168,104	(34,139)	151,055		2005	40
Wyoming Valley Mall	14,153	73,035	21,533	13,302	95,419	(26,112)	65,000		2003	40
Development Properties:
White Clay Point	31,000	11,803	(9,221)	31,245	2,337	0	0		2005	N/A
Springhills	21,555	9,827	(9,378)	21,658	346	0	0		2006	N/A

Investment In Real Estate	$491,249	$2,118,827	$966,921	$516,902	$3,060,095	$(844,010)	$1,691,099

(1)	These properties serve as collateral for the 2010 Credit Facility.
(2)	The balances for Commons at Magnolia also include those of Plaza at Magnolia, which also serves as collateral for the 2010 Credit Facility.
(3)	The depreciation life of these properties was changed to 20 years following the recognition of impairment losses at these properties in 2011.
(4)	The balances for Gadsden Mall also include those of the P&S Office Building, which also serves as collateral for the 2010 Credit Facility.
(5)

The balances for The Gallery at Market East include Gallery I and Gallery II, each of which serve as collateral for the 2010 Credit Facility. The balances for The Gallery at Market East include the office located at 801 Market Street which does not serve as collateral for the 2010 Credit Facility and carries a separate mortgage on the property.

(6)	The balances for South Mall include those of the Westgate Anchor Pad, which also serves as collateral for the 2010 Credit Facility.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,910.5 million and $2,916.5 million, respectively, at December 31, 2011 and $3,813.2 million and $2,905.2 million, respectively, at December 31, 2010. The changes in total real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$3,587,468	$3,684,313	$3,708,048
Acquisitions	—	—	—
Improvements and development	60,633	58,621	126,897
Impairment of assets	(63,909)	—	(87,989)
Dispositions	(6,876)	(143,830)	(62,643)
Write-off of fully depreciated assets	(319)	(11,636)	—

Balance, end of year	$3,576,997	$3,587,468	$3,684,313

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$729,086	$623,309	$516,832
Depreciation expense	127,728	135,987	131,150
Impairment of assets	(11,573)	—	(13,735)
Dispositions	(912)	(18,574)	(10,938)
Write-off of fully depreciated assets	(319)	(11,636)	—

Balance, end of year	$844,010	$729,086	$623,309

S-2

Exhibit Index

Exhibit Number	Description

+10.48	Amendment No. 3 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees,

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.