Form 10-K/A
period 2011-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2012-04-30
CIK 77281

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

On February 29, 2012, 55,486,080 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Pennsylvania Real Estate Investment Trust (the “Company,” “our,” “we,” or “us”) for the fiscal year ended December 31, 2011, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Filing”). We are filing this Amendment for the purpose of including the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011. The reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. We have also included certain exhibits, and accordingly, Item 15 of Part IV has also been amended. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Therefore, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

TRUSTEES AND EXECUTIVE OFFICERS

The following table presents information with respect to our current trustees and executive officers, including their names, ages and principal occupations. Each trustee brings his or her particular set of personal experiences and competencies to the Board of Trustees, which are briefly highlighted in the table below.

The address for each trustee and each executive officer is c/o PREIT, The Bellevue, 200 South Broad Street, Third Floor, Philadelphia, Pennsylvania 19102.

Effective as of the Annual Meeting, the Board of Trustees has appointed Joseph F. Coradino to become Chief Executive Officer, succeeding Ronald Rubin, who will be retiring as Chief Executive Officer, but remaining as Executive Chairman.

Current Trustees	Shares Beneficially Owned on April 23, 2012(1)
Principal Occupation, Affiliations and Qualifications	Number		Percent of Class(2)
Dorrit J. Bern Age: 61 Trustee since: 2009	13,907	(3)	*

Fritzky Leadership Chair, Foster School of Business at the University of Washington, from 2009 to 2010. Former Chairman, President and Chief Executive Officer of Charming Shoppes, Inc., a multichannel specialty women’s apparel retailer, from 1997 to 2008, and Vice Chairman, President and Chief Executive Officer from 1995 to 1997. Group Vice President, women’s apparel and home furnishings, and other positions, Sears, Roebuck & Co., from 1987 to 1995. Merchandising positions at The Bon Marche and Joske’s, divisions of Allied Department Stores, from 1974 to 1987. Former director, OfficeMax Incorporated, and a member of its audit and compensation committees, from 2006 to 2011. Former director of Southern Company. Member of The Fashion Group International and The Committee of 200, an association of America’s women business leaders. Former member of the board of the National Retail Federation. Member of the board of the Jay H. Baker Retail Initiative at The Wharton School, University of Pennsylvania. Instructor for the Wharton School’s continuing education program for corporate board members.

Ms. Bern has an exceptional depth of experience in retail and merchandising, having served as the CEO of one of the largest women’s specialty retailers in the United States and in significant positions with other nationally-known retail companies. By virtue of her professional experience, as well as her past service on the board of a national office products retailer, Ms. Bern brings to the Board of Trustees relevant knowledge of numerous facets of the retail industry and of the factors that influence decisions by retailers concerning site selection. Her experience also provides Ms. Bern with expertise in, among other things, organizational development, strategic planning and mergers and acquisitions.

Stephen B. Cohen Age: 66 Trustee since: 2004	586,187	(4)	1.1%

Professor of Law, Georgetown University, since 1980. Has also taught at Harvard University, Stanford University, the University of Wisconsin, the University of Capetown (South Africa) and Tel Aviv University. Served as Corporate Secretary and Board Member of the Southern Africa Enterprise Development Fund from 1994 to 2002 and as Deputy Assistant Secretary of State from 1978 to 1980.

In his capacity as a professor of federal income tax law and related subjects at one of the nation’s leading law schools, Mr. Cohen brings an exceptional depth of knowledge to the Board of Trustees concerning tax laws and policies, subjects of great importance to a real estate investment trust. Teaching and government and quasi-governmental experience have enabled Mr. Cohen to develop additional competencies relevant to service on the Board of Trustees, including, particularly, in the areas of accounting, corporate governance and executive compensation.

Current Trustees	Shares Beneficially Owned on April 23, 2012(1)
Principal Occupation, Affiliations and Qualifications	Number		Percent of Class(2)
Joseph F. Coradino Age: 60 Trustee since: 2006	357,609	(5)	*

President of PREIT Services, LLC and PREIT-RUBIN, Inc. since 2004. Executive Vice President-Retail of PREIT since 2001. Executive Vice President-Retail Division and Treasurer of PREIT-RUBIN, Inc. from 1998 to 2004. From 1997 to 1998, Senior Vice President-Retail Division and Treasurer, PREIT-RUBIN, Inc. Director of A.C. Moore Arts & Crafts, Inc. since 2006. Trustee of the University of the Arts, Philadelphia, Pennsylvania.

Mr. Coradino has been engaged in real estate development, management and leasing for substantially all of his professional life and currently serves as the senior officer for PREIT’s retail operations, as the principal officer in charge of redevelopment projects and as a member of the Office of the Chair of PREIT. Prior to joining PREIT as a senior executive in 1997, Mr. Coradino was an executive of The Rubin Organization, which was acquired by PREIT in 1997. Mr. Coradino brings to the Board an extensive knowledge of the properties and leasing program of PREIT and of trends and developments in the retail industry that are of vital significance to PREIT.

M. Walter D’Alessio Age: 78 Trustee since: 2005; Lead Independent Trustee since January 1, 2011	19,014	(6)	*

Vice Chairman of NorthMarq Capital, a Minneapolis-based real estate investment banking firm with an office in Philadelphia, and Senior Managing Director of NorthMarq Advisors, a real estate consultancy, since 2003. Non-executive Chairman of the Board of Brandywine Realty Trust (office and industrial real estate development and management), headquartered in Radnor, Pennsylvania, since 2004. Serves on the boards of directors of Exelon Corporation, Independence Blue Cross (Chairman), Point Five Technologies, Inc., the Federal Home Loan Bank–Pittsburgh and the Greater Philadelphia Chamber of Commerce. From 1982 to 2003, served as Chairman and Chief Executive Officer of Legg Mason Real Estate Services, Inc., a commercial mortgage, banking and pension fund advisory firm headquartered in Philadelphia.

Mr. D’Alessio has served in senior executive positions with quasi-governmental and private companies in the real estate sector for substantially all of his professional life. By reason of this extensive experience, as well as his continuing service on the boards of public agencies, non-profit organizations and corporations, Mr. D’Alessio has gained an extraordinary degree of expertise in real estate valuation, finance and capital markets, corporate governance and executive compensation. In addition, Mr. D’Alessio’s active participation in governmental and community affairs enables him to provide valuable insights into matters of public policy and related considerations that affect the development of the properties of PREIT.

Edward A. Glickman Age: 54 Trustee since: 2004	289,227	(7)	*

President and Chief Operating Officer of PREIT since 2004. Executive Vice President and Chief Financial Officer of PREIT from 1997 to 2004. Adjunct Professor of Finance, Stern School of Business, New York University. Director of the Fox Chase Cancer Center.

Mr. Glickman began his professional career as an investment banker in New York City before joining The Rubin Organization as its chief financial officer. The Rubin Organization was acquired by PREIT in 1997. He initially served PREIT as its Chief Financial Officer before becoming its President and Chief Operating Officer in 2004 and a member of its Office of the Chair. Mr. Glickman brings to the Board of Trustees, among other skills, a deep understanding of public and private capital markets, the day-to-day operations and personnel of PREIT and economic conditions and developments that directly or indirectly affect the business and strategic direction of PREIT.

Current Trustees	Shares Beneficially Owned on April 23, 2012(1)
Principal Occupation, Affiliations and Qualifications	Number		Percent of Class(2)
Leonard I. Korman Age: 76 Trustee since: 1996	560,824	(8)	1.0%

Chairman and Chief Executive Officer, Korman Commercial Properties, Inc. (real estate development and management). Partner of The Korman Company, trustee of Albert Einstein Health Care Network and Thomas Jefferson University. Former director of CoreStates Bank, N.A. Served on the Regional Advisory Board of First Union National Bank, and the boards of the Pennsylvania Academy of Fine Arts and the Jewish Federation of Greater Philadelphia.

Mr. Korman has been engaged in the acquisition, disposition, financing and management of residential and commercial real estate (including shopping centers) as an owner and senior executive for his entire adult life. In addition, he has served as a director of a large regional bank and on the boards of major community organizations. From this experience, Mr. Korman brings to the Board of Trustees an extensive knowledge of substantially all aspects of real estate investment, development and ownership, as well as valuable capabilities in strategic planning and finance.

Ira M. Lubert Age: 62 Trustee since: 2001	17,157	(9)	*

Chairman of Independence Capital Partners and of Lubert-Adler Partners, L.P., companies specializing in private equity investments in real estate and other entrepreneurial opportunities. Co-founder and managing partner of LLR Equity Partners, L.P., a venture fund making private equity investments in Mid-Atlantic growth companies and middle market special opportunity situations. Chairman of GF Management, a company that specializes in the ownership and management of hospitality properties. Co-founder of the following funds: LEM Mezzanine Fund, a fund making mortgage loans; Quaker Bio Venture, a private equity fund engaged in making health care and life science investments; Patriot Financial Partners, a private equity fund focused on community banks, thrifts and other financial service related companies; Versa Capital Management, a fund specializing in distressed and special situations, including restructurings and turnarounds, reorganizations and recapitalizations; Rubinstein Partners, a fund specializing in directing and managing value-added office real estate investments; and LBC Partners, a fund that provides middle market financing solutions through debt and co-investments.

Mr. Lubert has founded and serves as the principal executive of several investment funds that engage in the acquisition, financing and management of real estate and other diverse business enterprises. From his experience in these activities, Mr. Lubert brings to the Board of Trustees, among other things, a deep and pragmatic understanding of evaluating and structuring investments in real estate and other businesses, finance and capital markets and organizational strategy and development.

Donald F. Mazziotti(10) Age: 66 Trustee since: 2003	24,240	(11)	*

Community Development Director, City of Beaverton, Oregon since 2009. Principal, Development Equities & Advisories LLC (real estate development and consulting) since 2005. Senior Vice President, Urban and Mixed Use Development, Harsch Investment Properties, Portland, Oregon, from 2005 to 2007. Chief Executive Officer, Portland Development Commission, 2001 to 2005. Chief Information Officer, State of Oregon, 1998 to 2000. Chairman of Delta Development Group, Inc. (government relations, economic planning and management consulting) from 1995 to 1997. Chief Executive Officer of Delta Development Group, Inc. from 1988 to 1998. Director and audit committee member, Portland State University Foundation since 2008. Director and audit committee member, Portland Family of Funds Holdings Inc., an Oregon mutual benefit corporation from 2008 to 2012. Member of the board and audit committee member of privately-held United Fund Advisors, LLC from 2008 to 2012. Member of Crown American Realty Trust Board of Trustees from 1993 to 2003. Deputy Assistant Secretary of Transportation, USDOT, 1978 to 1981.

Current Trustees	Shares Beneficially Owned on April 23, 2012(1)
Principal Occupation, Affiliations and Qualifications	Number		Percent of Class(2)
Prior to joining the Board of Trustees, Mr. Mazziotti served on the board of trustees of Crown American Realty Trust, which was merged into PREIT in 2003. Mr. Mazziotti’s experience on the board of trustees of Crown American Realty Trust combined with his extensive experience in state and municipal government, including relating to information technology, his work as a consultant in the area of real estate development and his service on the boards and audit committees of community organizations, adds to the competency of the Board of Trustees in the areas of real estate development, government oversight, regulation and policy, accounting, financial and information technology matters and strategic planning.

Mark E. Pasquerilla(10) Age: 52 Trustee since: 2003	315,114	(12)	*

President of Pasquerilla Enterprises, LP since 2006 and sole member of Pasquerilla Enterprises, LLC since 2006. Officer of Crown American Enterprises, Inc. since 1992 and director from 1992 to 2006. President and Chairman of Crown Holding Company and its various subsidiaries and affiliates from 1999 to 2006. Vice Chairman and President of Crown Holding Company from 1993 to 1999. Chairman of the Board of Trustees and Chief Executive Officer of Crown American Realty Trust from 1999 to 2003. Vice Chairman of Crown American Realty Trust from 1998 to 1999. President of Crown American Realty Trust from 1993 to November 2003. Director of AmeriServ Financial, Inc., AmeriServ Financial Bank, AmeriServ Life Insurance Company, and AmeriServ Associates, Inc. since 2001. Board member of Concurrent Technologies Corporation, a charitable organization, since 1990. Board member of Community Foundation for the Alleghenies, a charitable organization, since 1991. Board member of United Way of the Laurel Highlands, a charitable organization, since 2002. Advisory board member of University of Pittsburgh at Johnstown since 1988. Board member of Johnstown (Pennsylvania) Area Heritage Association; President of Greater Johnstown Regional Partnership; and Trustee of International Council of Shopping Centers from 2002 to 2005.

As the chairman and chief executive officer of Crown American Realty Trust at the time of its merger into PREIT in 2003, Mr. Pasquerilla brings to the Board a broad understanding of the retail real estate industry and knowledge of the properties acquired by PREIT from Crown American Realty Trust and the communities that they serve. Mr. Pasquerilla served as a trustee of the International Council of Shopping Centers, a leading trade organization, and is currently a director of a publicly-owned bank and on the boards of several community organizations. Mr. Pasquerilla’s competencies are derived from his business experience and community service activities, and include a knowledge of real estate acquisitions, finance and management, private and public capital markets, organizational development and strategic planning.

John J. Roberts Age: 67 Trustee since: 2003	20,216	(13)	*

Former Global Managing Partner and member of Leadership Team, PricewaterhouseCoopers LLP, completing a 35 year career with the firm in 2002. Director, Armstrong World Industries, Inc., Safeguard Scientifics, Inc. and Vonage Holdings Corp. Member of American Institute of CPAs. Former director of SICOR, Inc., Philadelphia First Corporation, Greater Philadelphia Chamber of Commerce, Urban Affairs Partnership, and University City Science Center. Former member of the advisory boards of the Kellogg School, Northwestern University, and the University of Southern California School of Accounting. Former trustee of Drexel University.

By reason of his 35-year career in public accounting, which included service as a senior executive with a global accounting firm, and his service on the boards and audit committees of other public companies, Mr. Roberts brings an exceptionally high level of accounting and audit expertise to the Board and the Audit Committee. His experience has also enabled Mr. Roberts to interact knowledgeably and effectively with PREIT’s independent auditors and with the accounting and finance personnel of PREIT. In addition, his experience as an accounting executive and as a board member of businesses in diverse industries and nonprofit organizations has given Mr. Roberts additional capabilities, including strategic planning and corporate governance.

Current Trustees	Shares Beneficially Owned on April 23, 2012(1)
Principal Occupation, Affiliations and Qualifications	Number		Percent of Class(2)
George F. Rubin(14)(15) Age: 69 Trustee since: 1997	843,880	(16)	1.5%

Vice Chairman of PREIT since 2004. President and Secretary, PREIT Services, LLC and PREIT-RUBIN, Inc. from 1997 to 2004. Chairman of the Board of Thorncroft Therapeutic Horseback Riding, Inc. Trustee emeritus of Lafayette College. Former treasurer of the Philadelphia Vietnam Veterans Memorial Committee. Appointed by former President George W. Bush to the Veterans Committee on Education.

Mr. Rubin has been engaged in all aspects of real estate acquisition, development and management since joining The Rubin Organization following his military service. The Rubin Organization was acquired by PREIT in 1997, and Mr. Rubin serves as the principal executive of PREIT in the areas of property acquisition and disposition and ground-up development. He also serves as a member of the Office of the Chair. Mr. Rubin adds to the depth of the knowledge of the Board of Trustees concerning the core operations of PREIT, particularly regarding real estate investment and development and project planning and finance.

Ronald Rubin(14)(15) Age: 80 Trustee since: 1997	1,720,105	(17)	3.0%

Chairman of PREIT since 2001. Chief Executive Officer of PREIT since 1997. Chairman and Chief Executive Officer of The Rubin Organization, Inc. (renamed PREIT-RUBIN, Inc. upon acquisition by PREIT in 1997) from 1992 to 1997. Trustee of International Council of Shopping Centers. Past Chairman of Center City District and past Chairman of the Greater Philadelphia Chamber of Commerce. Director of PECO Energy Company, a subsidiary of Exelon Corporation. Director of the Regional Performing Arts Center. Past President of Jewish Federation of Greater Philadelphia. Co-Chairman of the National Museum of American Jewish History and served on the boards of the Franklin Institute, the Philadelphia Orchestra and the United Jewish Appeal.

Mr. Rubin has been engaged in real estate ownership, development and management for his entire adult life and is widely recognized as a leader in the industry. Prior to his election as Chief Executive Officer of PREIT, Mr. Rubin was chief executive officer of The Rubin Organization, which was acquired by PREIT in 1997. PREIT acquired The Rubin Organization, in significant part, to secure the leadership and extensive real estate industry knowledge, experience and relationships of Mr. Rubin and the team of executives that he had assembled. Mr. Rubin brings to the Board of Trustees extensive business experience, effective leadership and a vast knowledge of PREIT, its properties and the real estate industry.

Non-Trustee Executive Officers	Shares Beneficially Owned on April 23, 2012(1)
	Number		Percent of Class(2)
Jonathen Bell Age: 44	37,607	(18)	*

Senior Vice President of PREIT since 2007. Chief Accounting Officer of PREIT since 2006. Vice President-Financial Services of PREIT from 1999 to 2007. From 2003 to 2006, Corporate Controller of PREIT. From 1997 to 1999, controller of Washington REIT in Rockville, Maryland.

Bruce Goldman Age: 53	69,985	(19)	*

Executive Vice President and General Counsel of PREIT since 2002, and Secretary of PREIT since 2005. From 2001 to 2002, Senior Vice President-General Counsel of PREIT. From 2000 to 2001, Senior Vice President-Legal of PREIT. From 1997 to 2000, Vice President of New City Development, the development subsidiary of Mirage Resorts, Inc.

Jeffrey A. Linn Age: 63	91,225	(20)	*

Executive Vice President-Acquisitions of PREIT since 2001. From 1995 to 2001, Senior Vice President-Acquisitions of PREIT. Secretary of PREIT from 1995 to 2005.

Robert F. McCadden Age: 54	172,771	(21)	*

Executive Vice President and Chief Financial Officer of PREIT since 2004. From 2002 to 2004, Partner of KPMG LLP. From 1993 to 2002, Partner of Arthur Andersen LLP. Director of Independence Realty Trust, Inc. (multifamily real estate investment and management) since 2011.

All Trustees and executive officers as a group (16 persons)	5,010,750	(22)	8.7%

*	Less than one percent.
(1)	Unless otherwise indicated in the following footnotes, each trustee and executive officer has sole voting and investment power with respect to all such shares.
(2)	Based on 55,953,163 common shares of beneficial interest outstanding as of April 23, 2012.
(3)	Includes 10,157 shares that Ms. Bern owns directly and 3,750 shares subject to options that become exercisable within 60 days. Excludes 1,250 shares subject to exercisable options that will vest in May 2013.
(4)	Includes 146,474 shares that Mr. Cohen owns directly, 37,056 shares owned by an Indenture of Trust of which Mr. Cohen is a beneficiary, 243,944 shares owned by the Deed of Trust of Sylvan M. Cohen of which Mr. Cohen is a future beneficiary, 153,713 shares owned by the Sylvan M. Cohen Charitable Remainder Trust of which Mr. Cohen is a trustee and 5,000 shares subject to exercisable options. Mr. Cohen has shared voting and investment power with respect to the 153,713 shares owned by the Sylvan M. Cohen Charitable Remainder Trust.
(5)	Includes 248,010 shares that Mr. Coradino owns directly, 6,011 Class A units of limited partnership interest in PREIT Associates, L.P. that Mr. Coradino owns directly, 44,350 Class A units of limited partnership interest in PREIT Associates, L.P. held by Mr. Coradino’s spouse, 40,000 Class A units held by a grantor retained annuity trust of which Mr. Coradino is a trustee and Mr. Coradino’s spouse is a beneficiary, and 19,238 Class A units held by a trust of which Mr. Coradino’s spouse is a trustee and his child is a beneficiary. Class A units are redeemable for cash or, at PREIT’s option, for a like number of shares. Mr. Coradino disclaims beneficial ownership of the Class A units held by or for the benefit of his spouse.
(6)	Includes 14,014 shares that Mr. D’Alessio owns directly and 5,000 shares subject to exercisable options.

(7)	Includes 242,519 shares that Mr. Glickman owns directly and 46,708 Class A units of limited partnership interest in PREIT Associates, L.P. that are redeemable for cash or, at PREIT’s option, for a like number of shares.
(8)	Includes 433,345 shares that Mr. Korman owns directly, 420 shares owned by Mr. Korman’s spouse, 116,531 shares held in trusts of which Mr. Korman is a co-trustee and 10,528 shares held in trusts of which Mr. Korman is a co-trustee and the sole beneficiary. Mr. Korman disclaims beneficial ownership of the 116,531 shares held in trusts of which Mr. Korman is a co-trustee and the 420 shares owned by Mr. Korman’s spouse.
(9)	Includes 17,157 shares that Mr. Lubert owns directly.
(10)	In accordance with the merger agreement between PREIT and Crown American Realty Trust in 2003, PREIT expanded the size of its Board of Trustees by two in December 2003 and elected Messrs. Pasquerilla and Mazziotti, who were members of Crown’s board at the time of the merger, to fill the vacancies created by the expansion.
(11)	Includes 7,257 shares that Mr. Mazziotti owns directly, 11,983 shares as to which Mr. Mazziotti shares voting and investment power with his spouse and 5,000 shares subject to exercisable options.
(12)	Includes 12,989 shares that Mr. Pasquerilla owns directly, 5,000 shares subject to exercisable options, 45,211 shares held by Marenrico Partnership, and 251,914 shares held by Pasquerilla, LLC, an entity controlled by Mr. Pasquerilla. All of the shares held by Pasquerilla, LLC are pledged as collateral to First Commonwealth Bank, 33,575 shares held by Marenrico Partnership are pledged as collateral to Merrill Lynch with respect to a margin account, and 4,901 shares held by Mr. Pasquerilla directly are in a pledged account with Merrill Lynch.
(13)	Includes 15,216 shares that Mr. Roberts owns directly and 5,000 shares subject to exercisable options.
(14)	In accordance with an agreement that PREIT entered into in connection with its 1997 acquisition of The Rubin Organization, Inc., the Board of Trustees of PREIT elected Ronald Rubin and George F. Rubin as trustees of PREIT in 1997 to fill vacancies created by the resignations of two former trustees. Ronald Rubin and George F. Rubin are brothers.
(15)	The employment agreements between PREIT and each of Ronald Rubin and George F. Rubin provide that, during the term of their respective employment agreements, the Board of Trustees shall nominate Ronald Rubin and George F. Rubin, respectively, as a candidate for election to the Board of Trustees at each annual meeting at which his term as a trustee is scheduled to expire.
(16)	Includes 208,244 shares that George Rubin owns directly, 97,999 shares held by a trust of which George Rubin is a trustee, 27,800 shares held by the Non-QTIP Marital Trust under the Will of Richard I. Rubin, of which Ronald Rubin and George Rubin are beneficiaries (the “Marital Trust”), 7,834 shares held by a trust of which George Rubin is a trustee and beneficiary, 5,750 shares held by trusts of which George Rubin is a trustee, 900 shares held by a trust, the beneficiary of which is George Rubin’s daughter, and 1,063 shares held by George Rubin’s spouse. George Rubin disclaims beneficial ownership of all the shares owned by his spouse and of all the shares held in trust, except for those shares held by a trust of which he is also a beneficiary. Also includes 494,290 Class A units of limited partnership interest in PREIT Associates, L.P. (86,934 of which are held by the Marital Trust and 184,118 of which are held by grantor retained annuity trusts of which George Rubin is a trustee) that are redeemable for cash or, at PREIT’s option, for a like number of shares. Excludes 5,227 Class A units held by Pan American Office Investments, L.P. George Rubin holds limited partnership interests in Pan American Office Investments, L.P.
(17)	Includes 641,144 shares that Ronald Rubin owns directly, 27,800 shares held by the Marital Trust, 5,000 shares held by a trust of which Ronald Rubin is a trustee and beneficiary, 8,584 shares held by trusts of which Ronald Rubin is a trustee, and 1,037,577 Class A units of limited partnership interest in PREIT Associates, L.P. that are redeemable for cash or, at PREIT’s option, for a like number of shares, 86,934 of which are held by the Marital Trust, 165,700 of which are held by grantor retained annuity trusts of which Ronald Rubin is a trustee and 5,227 of which are held by Pan American Office Investments, L.P. Ronald Rubin controls and holds substantial ownership interests in Pan American Office Investments, L.P.

(18)	Mr. Bell directly owns all 37,607 shares.
(19)	Mr. Goldman directly owns all 69,985 shares.
(20)	Mr. Linn directly owns 90,692 shares and shares voting and investment power with his spouse as to an additional 533 shares.
(21)	Mr. McCadden directly owns 154,127 shares and shares voting and investment power as to an additional 18,644 shares with his spouse.
(22)	Includes 3,380,760 shares held directly or indirectly, 28,750 shares subject to exercisable options and an aggregate of 1,601,204 Class A units of limited partnership interest in PREIT Associates, L.P. that are redeemable for cash or, at PREIT’s option, for a like number of shares. In certain instances, two trustees beneficially own the same shares because they share voting or investment power over the shares. These shares have been counted only once in this total.

CORPORATE GOVERNANCE

Code of Ethics/Code of Conduct

PREIT’s corporate governance guidelines, code of business conduct and ethics for non-employee trustees, code of business conduct and ethics for officers and employees (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer), related party transactions policy and the governing charters for the Audit, Nominating and Governance and Compensation Committees of PREIT’s Board of Trustees are available free of charge on PREIT’s website at www.preit.com, as well as in print to any shareholder upon request. PREIT’s Board of Trustees and Nominating and Governance Committee regularly review corporate governance developments and modify these guidelines, codes and charters as warranted. Any modifications are reflected on PREIT’s website as soon as practicable.

Audit Committee

The Audit Committee is comprised of John J. Roberts, Chair, Dorrit J. Bern, Stephen B. Cohen and Donald F. Mazziotti. PREIT’s Board of Trustees has determined that all of the members of the Audit Committee are independent under New York Stock Exchange listing rules and PREIT’s own independence guidelines. Each member of the Audit Committee also meets the SEC’s additional independence requirements for audit committee members. In addition, PREIT’s Board of Trustees has determined that John J. Roberts is an “audit committee financial expert,” as defined by SEC rules.

PREIT’s audit committee charter provides that no member of the Audit Committee may serve on the audit committee of more than two other public companies unless the Board of Trustees determines that such service would not impair the member’s ability to effectively serve on PREIT’s Audit Committee. John J. Roberts presently serves on the audit committees of three public companies other than PREIT. The Board of Trustees has considered Mr. Roberts’ service on these audit committees and has determined that Mr. Roberts’ service on the other audit committees will not impair his ability to effectively serve in his role on PREIT’s Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires PREIT’s executive officers and trustees and persons who own more than ten percent of a registered class of PREIT’s equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish PREIT with copies of these reports. Based on PREIT’s review of the copies of the reports it has received, and written representations received from certain reporting persons with respect to the filing of reports on Forms 3, 4 and 5, PREIT believes that all filings required to be made under Section 16(a) by the reporting persons since the beginning of 2011 were made on a timely basis, except for one filing by Mr. Korman reporting 3,956 shares that were contributed on June 2, 2010 to a trust of which he is a co-trustee.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our named executive officers: Ronald Rubin, Chairman and Chief Executive Officer; Edward A. Glickman, President and Chief Operating Officer; George F. Rubin, Vice Chairman; Joseph F. Coradino, Executive Vice President-Retail and President, PREIT Services, LLC and PREIT-RUBIN, Inc.; and Robert F. McCadden, Executive Vice President and Chief Financial Officer. In 2011, Ronald Rubin, Edward A. Glickman, George F. Rubin and Joseph F. Coradino also constituted the Office of the Chair.

Each of the named executive officers has an employment agreement, which is described in this Amendment under “Employment Agreements” beginning on page 23. The employment agreements establish their minimum base salaries and eligibility to participate in cash incentive and equity programs in 2011 as determined by the Compensation Committee.

Effective as of the 2012 Annual Meeting, the Board of Trustees has appointed Joseph F. Coradino to become Chief Executive Officer, succeeding Ronald Rubin, who will be retiring as Chief Executive Officer, but remaining as Executive Chairman. Joseph F. Coradino and Ronald Rubin have recently entered into amended employment agreements in connection with their changing roles with PREIT.

Executive Summary

The principal goals of the Compensation Committee are to ensure that the interests of our shareholders and our named executive officers are aligned and that our named executive officers are motivated to achieve established business objectives to maximize value for our shareholders. These goals are achieved in five principal ways: (i) limiting fixed, base salary so that the largest component of compensation of a named executive officer consists of equity and incentive compensation; (ii) preferring equity compensation to cash compensation; (iii) conditioning the vesting of equity or equity based compensation on corporate performance and/or continued service to PREIT; (iv) tying annual cash incentives to operating performance, as measured principally by Funds From Operations (“FFO”), but also considering additional relevant performance metrics; and (v) requiring named executive officers to own minimum stated amounts of our securities.

The Compensation Committee believes that long-term equity awards are particularly well-suited for aligning the interests of our shareholders and our named executive officers and for promoting retention. Compensation in the form of equity earned over a multiple-year period helps to ensure that the named executive officers focus on corporate performance that enhances the value of our shares. These objectives are further enhanced by our share retention guidelines, which require our executives to own meaningful amounts of our shares. Consistent with the Compensation Committee’s philosophy, base salaries rose just 2.0% in 2011 for all named executive officers other than the CEO, whose base salary, at his request, did not increase during this period. In order that the Compensation Committee can continue to emphasize equity compensation, we are including a proposal for approval by our shareholders at the 2012 Annual Meeting to replenish the shares available for issuance under our Second Amended and Restated 2003 Equity Incentive Plan.

The 2011 long term equity program consisted of two components. The first component consisted of the grant of restricted share units, or RSUs, that vest and under which shares are issued based upon the TRS of PREIT during the three-year period ending December 31, 2013 relative to the TRS of companies in a broad REIT index. The second component consisted of restricted shares that vest in equal, annual installments over a three-year period, provided that the recipient of the restricted shares is an employee on the vesting date. These time based restricted share grants are intended to retain the services of the officers over the longer term by providing predictable awards for continued service.

The Compensation Committee believes that annual cash incentive opportunity awards further align the interests of our shareholders and our named executive officers by rewarding achievement of key operational goals.

The 2011 cash incentive awards provided opportunities for the named executive officers to receive cash payments equal to varying percentages of their base salaries based primarily upon achievement of FFO per share relative to our business plan. The Compensation Committee had the discretion to adjust the threshold, target and outperformance levels of FFO established under the awards if, in the judgment of the Compensation Committee, our reported FFO did not reflect our performance in 2011 due to unusual or non-recurring transactions or occurrences. In addition, the Compensation Committee retained the ability, but was not obligated, to determine that up to 20% of the cash opportunity awards should be based on one or more supplemental business performance factors other than FFO. As discussed later in this CD&A, the Compensation Committee exercised its discretion with respect to the 2011 awards to reduce the payments that would have been made based solely on our reported FFO for 2011. As a result, the aggregate amount of the cash incentive opportunity awards to our named executive officers for 2011 were reduced by $1,086,827 from the amount that otherwise would have been payable.

The Compensation Committee believes that our compensation program has successfully aligned the interests of our shareholders with the interests of our named executive officers, as reflected by:

•	constraints on base salary increases;

•	the emphasis on equity awards, combined with the requirement that equity received by the named executive officers under the awards be retained in accordance with policies discussed later in this CD&A;

•

the expiration of performance based equity awards without issuance of shares when TRS thresholds have not been achieved for the relevant measurement periods and, conversely, the issuance of shares in connection with long-term incentives when TRS thresholds have been achieved;

•	the grant of annual cash opportunity awards tied principally to FFO per share, the core measure of our operating performance; and

•	the exercise of judgment by the Compensation Committee to reduce the payments under the annual cash opportunity awards in 2011 to more appropriately reflect its view of our performance.

Compensation Committee Process and General Considerations

The Compensation Committee devoted five of its meetings in 2011 to executive compensation for that year. The Compensation Committee considered, among other matters:

•	the objectives and policies of its compensation programs for 2011 and later years;

•	information on compensation of senior executives derived from industry surveys and proxy statements for prior years for a group of 17 REITs deemed comparable to PREIT for this purpose;

•

the design of the annual cash incentive and long term incentive programs in light of the principal objective of aligning the interests of our shareholders and our named executive officers by rewarding outcomes that further the interests of our shareholders; and

•	the base salaries to be paid and annual cash incentive opportunity and long term equity awards to be granted to our named executive officers for 2011.

In setting 2011 compensation, the Compensation Committee considered our performance during 2010 in view of the financial goals set forth under our 2010 business plan, which was approved by the Board. The Compensation Committee also solicited and considered the recommendations of Ronald Rubin regarding the components and amounts of compensation to be paid to the named executive officers in 2011.

The Compensation Committee was assisted in its work by an independent consultant, Pay Governance, LLC. Under its charter, the Compensation Committee has the sole authority to engage (and replace) an executive compensation consultant. In addition to consulting on executive compensation matters, the consultant advised the Nominating and Governance Committee on trustee compensation matters and may be engaged by the Compensation Committee for special projects. All of the work performed by the consultant in 2011 related to executive officer and trustee compensation. Judith Baker, our Senior Vice President-Human Resources, meets with the Compensation Committee and separately with the consultant on matters relating to the compensation of the named executive officers.

The consultant periodically informs the Compensation Committee of developing compensation trends and programs among REITs and other public companies. The consultant also presents data on executive compensation from several sources, including a survey of executive compensation among REITs prepared for the National Association of Real Estate Investment Trusts (“NAREIT”), a proprietary database developed by the consultant and proxy statements of a group of REITs (the “peer group”) deemed comparable to PREIT. The peer group for 2011 compensation purposes consisted of 17 REITs located throughout the United States, many of which own and operate retail properties, although the peer group also included office, industrial, multi-family and diversified REITs. The Compensation Committee, in consultation with the consultant and management, updates the peer group periodically. The consultant recommended, and the Compensation Committee made, changes to the peer group for purposes of compensation deliberations for 2011 in order to add companies that more closely match the Company in various attributes, including amount of assets and total capitalization.1

In determining compensation for 2011, the Compensation Committee compared (i) the total 2010 compensation of the named executive officers to the total compensation paid to the executive officers in the peer group as reported in their 2010 proxy statements and in other sources and (ii) the allocation of total compensation to the named executive officers among base salary and cash incentive and equity awards to the allocation of such compensation among base salary and cash incentive and equity awards in the peer group and other sources. The Compensation Committee also compared PREIT’s FFO growth rate and TRS to the FFO growth rate and the TRS of the peer group companies. NAREIT defines FFO, which is a non-GAAP measure commonly used by REITs, as income (loss) before gains and losses on sales of operating properties, extraordinary items (computed in accordance with United States generally accepted accounting principles, or GAAP) and significant non-recurring events that materially distort the comparative measurement of company performance over time; plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. TRS is a measure of the financial return to shareholders over a specified measurement period. The return consists of dividends on a share of PREIT during the period (which are deemed to be reinvested in shares when paid) plus (or minus) the increase (or decrease) in the market value of a share measured from the beginning to the end of the period.

The comparative compensation data provided background for assessing both the competitiveness of our compensation, and the appropriate allocation between the short-term and long-term elements of compensation. The Compensation Committee deemed the peer group comparisons to be more relevant to its compensation decisions than the consultant’s proprietary database and the NAREIT survey because it is a smaller comparison group that is more similar to us in terms of total capitalization, revenues, number of properties, number of employees and geographic location. The Compensation Committee does not set specific competitive pay targets or objectives, or otherwise engage in formal “benchmarking” of the compensation of the named executive officers against executives at peer group companies. The Compensation Committee, however, generally tries to set total compensation, including compensation in the form of performance based awards, for the named executive officers near the middle of the peer group data for their respective positions. The awards are designed to allow for the possibility of greater or lesser compensation based upon our performance.

The Compensation Committee also considers special or unusual matters that affect the metrics used to measure corporate or operational performance for purposes of the performance based elements of compensation. Such matters can directly affect FFO and indirectly affect TRS, the two primary metrics used in the performance based awards. In addition, the Compensation Committee may take into consideration other business performance factors in determining the amount of the payout under the cash opportunity awards. Such other business performance factors may also provide a context for evaluating our FFO performance.

[1]

The peer group consisted of the following REITs: Brandywine Realty Trust, CBL & Associates Properties, Corporate Office Properties Trust, Cousins Properties Incorporated, Developers Diversified Realty Corp., Equity One, Inc., Federal Realty Investment Trust, Glimcher Realty Trust, Highwoods Properties, Inc., Liberty Property Trust, Macerich Company, PS Business Parks, Inc., Regency Centers Corp., Tanger Factory Outlet Centers, Inc., Taubman Centers, Inc., Washington Real Estate Investment Trust and Weingarten Realty Investors.

During deliberations, especially with respect to the weighting given to the various components of compensation, the Compensation Committee reviews internally-prepared tally sheets for each named executive officer. Each of these tally sheets presented the dollar amount of each component of each named executive officer’s compensation for 2010, as well as potential payments under various performance, termination and change of control scenarios.

Role of our Executive Officers in Executive Compensation

As previously noted, Ronald Rubin, with assistance from our Senior Vice President-Human Resources, Judith Baker, and after consultation with other senior officers, made 2011 compensation recommendations for our officers, including Ronald Rubin and the other named executive officers. The Compensation Committee discussed these recommendations with Mr. Rubin and invited him to participate in the Compensation Committee’s deliberations concerning compensation for the named executive officers. Decisions with respect to the 2011 compensation of the named executive officers were made at multiple meetings of the Compensation Committee.

Compensation Objectives and Policies

The principal objectives of our compensation program are to ensure that the interests of our shareholders and the interests of our named executive officers are aligned and that our named executive officers are motivated to achieve established business objectives in order to maximize shareholder value. Our compensation program for 2011 consisted of three elements: (i) base salary; (ii) annual cash incentive opportunity; and (iii) equity, under a long term incentive program. These three elements are designed to contain an appropriate level and mix of compensation and to retain and motivate the named executive officers by providing a competitive level of base salary and time based restricted shares to facilitate retention, while emphasizing performance based compensation and equity to align the interests of our shareholders and our named executive officers and, if performance is achieved, to provide the officers with an opportunity for wealth creation.

The express linkage of program elements to TRS and the core operating performance metric of FFO, combined with an established share retention policy for the named executive officers, results in a layered approach intended to balance achievement of short-term operating objectives with longer term value creation for our shareholders. FFO is used as the primary measure of short-term performance associated with our cash opportunity awards, and TRS is used as a measure of long-term performance associated with equity based compensation. The mix of the compensation components as set forth in the 2011 Summary Compensation Table on page 21 is shown below on an aggregate basis for the named executive officers.

(1)	Includes contributions to and interest on non-qualified retirement plans, our contributions to 401(k) Plan accounts of the named executive officers, dividend equivalent rights paid in 2010 in one case, and core benefits (such as medical insurance) that we pay for our employees generally.
(2)	Long term incentive compensation consisted largely of equity awards made in 2011 and 2010. In addition, because of constraints on the number of shares available in 2009 under our equity incentive plans, we made long term cash incentive awards in 2009 that were tied to TRS. The measurement period for these cash incentives ended December 31, 2011 and, consequently, because performance goals were achieved and the cash awards were earned, their value is required to be included in 2011 compensation, together with the value of the equity awards made in 2011 that vest in future years.

1.	Base Salary

Base salaries are intended to (i) be competitive with companies in the peer group, (ii) provide the named executive officers with a fixed and predictable source of income and (iii) assure that the named executive officers remain committed to PREIT even when conditions do not permit the achievement of short-term performance goals. For 2011, the employment agreement for each named executive officer established a minimum base salary. In the case of each named executive officer, other than the Chief Operating Officer, Edward Glickman, the original base salary may be increased at the discretion of the Compensation Committee. Once increased, the base salary may not be decreased. Mr. Glickman’s employment agreement provides for annual increases in base salary of at least $25,000. Mr. Glickman has waived this requirement for each of the years reflected in the 2011 Summary Compensation Table.

There was a 2.0% increase in base salaries for each of the named executive officers in 2011, except for Ronald Rubin, whose base salary, at his request, was not increased. The decision to increase base salaries 2.0% was consistent with the recommendation for substantially all of our officers. The Compensation Committee viewed the increase as appropriate based on peer group and other data it reviewed. The decision to grant only a modest increase in base salary was consistent with the goal of the Compensation Committee to emphasize the equity and performance based components of compensation.

2.	Cash Incentive Compensation

Each named executive officer was eligible to receive annual cash incentive compensation equal to a specified percentage of his 2011 base salary. In recent years, the level of the annual cash incentive opportunity had been determined solely by reference to the level of our FFO. In 2011, the Compensation Committee expanded the metrics it could consider and retained the authority to base up to 20% of annual cash incentive compensation on supplemental business performance factors. The Compensation Committee also had the discretion to adjust the threshold, target and outperformance levels of FFO established under the awards if, in its judgment, PREIT’s reported FFO did not reflect its performance due to unusual or non-recurring transactions or occurrences.

The 2011 annual cash incentive opportunity awards were designed to achieve the objectives of the 2011 business plan prepared by management and approved by the Board. The goals were expressed in the awards as threshold, target and outperformance. If FFO per diluted share had been below the threshold level, no incentive compensation would have been paid. If FFO per diluted share had been between the threshold and target levels or the target and outperformance levels, the amount of the incentive compensation would be determined on a proportionate basis. If FFO per diluted share had been above the outperformance level, the amount of incentive compensation paid would have been at the outperformance level. The potential incentive compensation for 2011 for the named executive officers was equal to the following percentages of their base salaries.

	Threshold	Target	Outperformance
Chief Executive Officer	37.5	75	150
Others in the Office of the Chair	32.5	65	130
Chief Financial Officer	30	60	120

The Compensation Committee originally set the target for FFO at $1.61 per diluted share, the midpoint of the range of our 2011 FFO guidance announced on February 23, 2011. The FFO per diluted share goals were approved with the expectation that there would be a high probability of achieving the threshold, a likelihood of achieving the target and a modest probability of achieving the outperformance level. The Compensation Committee also decided that there should be a 5.0% spread between the target level and the threshold and outperformance levels. Accordingly, the threshold and outperformance levels were set at $1.53 per diluted share and $1.69 per diluted share, respectively.

PREIT reported FFO in 2011 of $1.84 per diluted share, due in part to increases in sales per square foot, occupancy and same store net operating income, and a decrease in interest expense. In addition, PREIT recorded asset impairments in 2011 related to properties in a portfolio acquired in 2003. The impairment write downs of depreciated real estate were excluded in calculating FFO, in accordance with guidance for the calculation of FFO reiterated by NAREIT in 2011. If the 2011 annual cash incentive awards had been determined based on FFO excluding the asset impairment, the awards would have been paid at the outperformance level. The Compensation Committee, however, exercised its discretion under the awards to consider operating and other factors in addition to FFO per share. Such factors included, among others, PREIT’s reported FFO for 2011 as compared with 2010, the leverage ratio of PREIT, occupancy levels, and same store net operating income as compared to the 2011 business plan and fiscal 2010. The Compensation Committee also considered PREIT’s TRS for 2011 as compared with the TRS of its peer group. After considering such factors, the Compensation Committee determined that PREIT’s performance reflected above target performance, but not exceptional performance warranting awards at the outperformance level. Accordingly, awards were made at a level 30% above the target level instead of 100% above the target level, as would have been the case upon achievement of performance at the outperformance level. To achieve this, the Compensation Committee adjusted the threshold, target and outperformance levels to $1.72, $1.81 and $1.90, respectively, resulting in cash incentive payments for 2011 of: (i) $548,582 to Ronald Rubin, (ii) $442,980 to Edward Glickman, (iii) $356,145 to Joseph F. Coradino, (iv) $356,145 to George F. Rubin, and (v) $314,543 to Robert McCadden. The total of the reductions in cash incentive payments resulting from this exercise of Compensation Committee discretion was $1,086,827 for the named executive officers.

The annual incentive compensation of each named executive officer was based upon corporate performance, as measured principally by FFO per diluted share (as adjusted by the Compensation Committee). In contrast, the annual incentive compensation of our other officers depends on both corporate and individual performance, rather than solely on corporate performance. Having the annual cash incentive opportunity awards of the named executive officers depend solely on corporate performance is intended to encourage teamwork. FFO was selected as the principal measure of short-term corporate performance because it is the most commonly used measure of operating performance among REITs. The decision to focus on our corporate performance reflects the view that the named executive officers have the greatest ability to influence operating performance and that a substantial portion of their compensation, therefore, should be based upon FFO, subject to the discretion of the Compensation Committee to make adjustments when appropriate.

3.	Long Term Incentive Awards

Since 2002, long term compensation awards to our named executive officers, with one exception, have consisted solely of equity, divided evenly (as valued by the Compensation Committee) between performance based equity awards and time based equity awards. Awards made in 2009 were the exception to this otherwise consistent practice. In that year, as a result of the diminution in the market price of our shares and the limited availability of shares under the 2003 Equity Incentive Plan, long term awards consisted of time based equity awards and new long term cash incentive awards. Consistent with the Compensation Committee’s emphasis on equity awards, the value of the time based equity awards in 2009 exceeded the amount of the long term cash opportunity awards at the target level. The Compensation Committee returned in 2010 to its practice of awarding long term compensation exclusively in the form of time based restricted shares and restricted share units, or RSUs.

a. Restricted Shares. Restricted shares awarded in 2011 vest in three equal installments on or about February 15, 2012, 2013 and 2014, as long as the named executive officer remains an employee on the vesting date. The named executive officers are entitled to receive an amount in cash equal to the dividends paid on unvested time based restricted shares. While the shares remain unvested, this amount is treated as compensation and in the calculation of earnings per share is deducted from income.

The use of time based restricted shares is designed to retain the services of a named executive officer by providing a predictable award for continued service and creating a potentially significant cost to the named executive officer if he were to terminate his employment voluntarily. Moreover, since the award consists of shares which vest over a period of years, the economic interests of the executive in maintaining and enhancing the value of the shares is aligned with the long term interests of our shareholders.

Vesting of restricted shares accelerates in the event of a “change of control” of PREIT, a termination of the named executive officer’s employment by PREIT without “cause,” or a termination of employment by the named executive officer for “good reason,” as each of the terms is defined in the employment agreement of each named executive officer. Unvested restricted shares also vest in the event of termination of employment due to death or “disability,” as the latter term is defined in each named executive officer’s employment agreement.

b. Restricted Share Units (“RSUs”). One-half of the value (as determined by the Compensation Committee) of the 2011 long term compensation awards was granted in the form of RSUs. Under the RSU program, an account is established for each named executive officer as of the grant date and is credited with a number of RSUs computed by dividing the stated value of the award by the 20 day average of the closing prices of a share of PREIT through the day preceding the grant date. Amounts equal to the dividends paid on an equivalent number of shares during the three-year measurement period are deemed to be invested in additional RSUs. The number of shares earned with respect to the RSU award depends on the achievement of TRS for the measurement period of January 1, 2011 through December 31, 2013 at specified levels relative to the TRS of component companies in the MSCI US REIT Index (the “Index”). This Index reflects the total return to the shareholders of a broad cross section of publicly-held U.S. REITs. TRS was selected as the sole metric for the RSUs because TRS directly measures the financial return to shareholders over a specified period. As a result, these awards are directly aligned with the long-term economic interests of our shareholders.

The RSUs either vest or expire without the issuance of any shares at the end of the measurement period. A specified percentage of the RSUs in each account on that date will be converted into shares of PREIT and delivered to the named executive officer if the TRS of PREIT for the measurement period equals or exceeds the 25th percentile of the companies in the Index for the same measurement period. If TRS does not equal at least the 25th percentile of the companies in the Index during the measurement period, the named executive officer’s entire account associated with that measurement period will expire without the issuance of any shares. If TRS is equal to or above the 25th percentile of companies in the Index during the measurement period, the RSUs (including RSUs resulting from reinvestment of amounts equal to dividends) will vest and there will be issued a number of shares ranging from 50% up to a maximum of 150% (at or above the 75th percentile of companies in the Index) of the number of RSUs.

RSUs also expire without the issuance of any shares if, during the measurement period, a named executive officer’s employment is terminated for “cause” or voluntarily by the named executive officer without “good reason,” as those terms are defined in the named executive officer’s employment agreement. RSUs will not expire without the issuance of any shares in the event of the termination of a named executive officer’s employment by PREIT without “cause” or by the named executive officer for “good reason,” or in the event of termination of employment due to “disability” or death, as those terms are defined in each named executive officer’s employment agreement. Under such circumstances, the RSUs will remain outstanding and will vest or expire without the issuance of any shares based on the actual TRS as determined at the end of the relevant measurement period, as if the named executive officer had remained an employee. On or after June 7, 2013, RSUs would also remain outstanding as described above if Ronald Rubin’s employment is voluntarily terminated as described in his amended employment agreement.

c. Performance Incentive Units (“PIUs”). In 2009, because of constraints on the number of shares available under the 2003 Equity Incentive Plan, PIUs were awarded instead of RSUs. The PIUs were designed in a manner similar to RSUs except that, if earned, they would be satisfied in cash rather than in our shares. Similar to RSUs, the number of PIUs was determined by dividing the initial value of the award by the average of the closing prices of our shares for the 20 trading days prior to the date of grant. At December 31, 2011, our TRS for the measurement period was at the 50th percentile. Accordingly, the payments were made pursuant to the program at a level based on 100% of the PIUs as follows: Ronald Rubin—$275,428; Edward Glickman—$173,048; George F. Rubin—$151,333; Joseph F. Coradino—$151,333; and Robert F. McCadden—$132,161. These amounts are included in the 2011 Summary Compensation Table and discussed in footnote (2) to that table.

Non-Qualified Retirement Plans

An unfunded, non-qualified retirement plan has been established for each of the named executive officers. Under each plan, a specified sum that varies for each named executive officer is credited to his account at the beginning of the year. The amount credited to the account of each named executive officer is based on the employment agreement between the Company and such officer and such required annual contribution is set forth in footnote (4) to the Summary Compensation Table. Interest has accrued on the credited amounts at 10% compounded annually, although for Joseph Coradino and George Rubin, this accrual rate has dropped to 5% beginning January 1, 2012. The account is payable to the named executive officer within 60 days of termination of employment irrespective of the cause for termination (subject to any required delay under Section 409A of the Code). The retirement accounts are intended to aid in the retention of named executive officers by providing a determinable amount of cash available upon retirement. The table on page 29 lists the amounts credited to the accounts of the named executive officers.

Benefits Generally Available to Employees

The named executive officers are entitled to participate in our 401(k) Plan, which is generally available to all of our employees. We match a portion of the contributions of the named executive officers up to specified limits on the same terms that apply to other employees. The named executive officers are also entitled to participate in various insurance programs generally available to our employees, including medical, dental, vision, disability and life insurance.

Deferred Compensation

We do not offer a deferred compensation program under which our senior executives can elect to defer any portion of their cash compensation. We have permitted recipients of RSUs to defer receipt of the shares earned thereunder. As described above in the section entitled “Non-Qualified Retirement Plans,” we also offer non-elective deferred compensation, which is based solely on employer contributions and credits.

Perquisites

We do not provide significant perquisites or personal benefits to any of our named executive officers.

Share Ownership and Retention Guidelines

Our Board of Trustees has adopted trustee and executive officer share ownership and retention guidelines. The guidelines have been incorporated into our Corporate Governance Guidelines, which are available on our website, www.preit.com. Under the guidelines, (i) the Chief Executive Officer is required to own securities of PREIT having an aggregate dollar value equal to five times his base salary, (ii) other members of the Office of the Chair are required to maintain an aggregate value equal to three times their base salaries and (iii) the Chief Financial Officer is required to maintain an aggregate value equal to two times his base salary. The share ownership and retention guidelines also apply to all executive vice presidents, each of whom is subject to the same share ownership and share retention guidelines as the Chief Financial Officer. Each named executive officer and each other covered officer is required to be in compliance with the retention requirements within five years after becoming an Executive Vice President or more senior officer.

Until the preceding ownership levels have been met by a covered officer, the guidelines state that each such officer shall retain 100% of the net shares received under an equity based compensation plan. Net shares received is defined to mean a number of shares equivalent to the after-tax value of shares delivered to an officer after deducting, in the case of shares acquired upon the exercise of a stock option, the exercise price for the shares. In addition, even after satisfying the ownership guidelines, each covered officer is required to retain 50% of the net shares received under an equity based compensation plan for a one year period after the vesting of shares or the exercise of options.

Non-employee trustees are required, within five years after becoming a trustee, to maintain ownership of at least 5,000 of our shares.

Share Trading Restrictions

Officers and trustees are subject to “blackout” restrictions that prohibit trading in our securities beginning ten days prior to the end of a fiscal quarter and ending on the third business day after the public release of the results for the fiscal period, unless purchases and sales are made under a plan complying with Rule 10b5-1 under the federal securities laws.

Recoupment Policy

We have adopted a policy on recoupment of performance-based compensation in the event of the restatement of our financial statements. The policy has been incorporated into our Corporate Governance Guidelines, which are available on our website, www.preit.com. The policy provides that, if the intentional misconduct or fraud of a senior officer or former senior officer (including any of the named executive officers) causes or partially causes us to restate all or a portion of our financial statements, the Board of Trustees may, to the extent permitted by applicable law, require the repayment of a portion or all of any cash incentive award, vested restricted shares or other incentive-based compensation paid pursuant to grants made on or after January 1, 2008 to such senior officer or former senior officer and/or may cancel any unvested restricted shares, if (1) the amount or vesting of the incentive-based compensation was calculated based upon, or dependent on, the achievement of financial or operating results that were adversely affected by the restatement and (2) the amount or vesting of the incentive-based compensation would have been less if the incentive compensation had been determined in light of the financial or operating results as restated.

Accounting and Tax Considerations

The restricted share grants for 2011 and the RSUs are subject to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation. Under FASB ASC Topic 718, these equity classified awards are measured at grant date fair value determined as described in footnote (1) to the 2011 Summary Compensation Table and not subsequently remeasured. The grant date fair value of an equity-classified award is expensed in our statements of operations over the relevant service period. For tax purposes, however, the equity awards are not deductible prior to the date on which they vest (or in the case of RSUs, prior to the date that shares are issued in respect thereof). Irrespective of when payments are made, the amounts paid under the annual cash incentive opportunity awards were expensed in our statements of operations for the year during which the amounts were earned. The Compensation Committee is aware of the accounting and tax treatment accorded to the equity and cash awards, but the treatment has not been a significant factor in our compensation programs or in the decisions of the Compensation Committee concerning the amount or type of equity award.

Severance Payments

Each of the employment agreements of the named executive officers provides for severance payments (including vesting of shares) upon a termination of employment. The severance arrangements are described under “Potential Payments Upon Termination or Change of Control” beginning on page 30. The total payments and benefits listed in that section and the balance in the non-qualified retirement plans for a particular named executive officer shown on page 29 represent the total value that a named executive officer would have received if such officer’s employment had terminated on December 31, 2011 under the circumstances discussed beginning on page 30. The severance arrangements serve to discourage named executive officers from voluntarily terminating their employment to accept other employment opportunities. In the case of a possible change of control, the severance arrangements also serve to encourage named executive officers to remain focused on their duties during a period of uncertainty.

A so-called “double trigger” requirement applies to terminations of employment in connection with a change of control. Accordingly, there must be both a change of control (as defined in the applicable employment agreement) and a termination of the named executive officer’s employment in order for any severance payments to be made, although all restricted shares will vest upon a change in control. The function of a double trigger is to encourage the named executive officers to remain in our employment or in the employment of our successor in the event that the acquiror does not alter the material conditions of employment as reflected by the events that would give rise to a good reason termination.

In the event of a termination of employment without cause or by a named executive officer for good reason within specified periods before or after a change of control, some named executive officers are entitled to receive, in addition to the amount otherwise payable upon termination for such events, an amount necessary to pay some or all of the excise tax on “excess parachute payments” imposed by Section 4999 of the Code. Mr. Glickman and Mr. George Rubin are entitled to a sum equal to the amount of the excise tax payment. Mr. McCadden is entitled to receive a sum equal to one-half of the excise tax payment. In no case is the amount of the additional payment “grossed-up” to cover taxes assessed upon the additional payment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management. Based on the Compensation Committee’s review and discussion of the Compensation Discussion and Analysis with management, the Compensation Committee recommended to the Board of Trustees that the Compensation Discussion and Analysis be included in this Amendment.

SUBMITTED BY THE EXECUTIVE COMPENSATION AND HUMAN RESOURCES COMMITTEE OF THE BOARD OF TRUSTEES

Stephen B. Cohen, Chair
M. Walter D’Alessio
Leonard I. Korman
John J. Roberts

2011 Summary Compensation Table

The following table shows information concerning the compensation recorded by PREIT for the three most recent fiscal years for PREIT’s Chief Executive Officer, Chief Financial Officer and its other named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(3)	All Other Compensation ($)(4)(5)	Total($)
Ronald Rubin —	2011	562,648	0	1,428,187	824,010	105,824	108,622	3,029,291
Chairman and Chief Executive	2010	562,648	0	1,877,395	587,967	78,272	105,181	3,211,463
Officer and Trustee	2009	562,648	0	519,877	421,986	56,951	320,065	1,881,527

Edward A. Glickman —	2011	524,237	0	931,485	616,028	40,708	108,363	2,220,821
President and Chief	2010	513,958	0	1,200,456	465,475	30,815	64,449	2,275,153
Operating Officer and Trustee	2009	503,880	0	326,631	327,522	23,071	211,851	1,392,955

George F. Rubin —	2011	421,473	0	813,087	507,478	34,050	59,090	1,835,178
Vice Chairman and Trustee	2010	413,209	0	1,047,854	374,230	25,036	59,090	1,919,419
	2009	405,107	0	285,642	263,320	18,080	172,708	1,144,857

Joseph F. Coradino —	2011	421,473	0	813,087	507,478	34,050	48,470	1,824,558
President PREIT Services,	2010	413,209	0	1,047,854	374,230	25,036	48,470	1,908,799
LLC and PREIT-RUBIN, Inc. and Trustee	2009	405,107	0	285,642	263,320	18,080	166,048	1,138,197

Robert F. McCadden —	2011	403,260	0	716,532	446,704	18,984	34,800	1,620,280
Executive Vice President	2010	395,353	0	923,422	330,515	13,671	34,800	1,697,761
and Chief Financial Officer	2009	387,601	0	249,459	232,561	9,606	137,483	1,016,710

(1)	The amounts shown in the Stock Awards column represent the aggregate grant date fair value of Stock Awards granted during the year, as computed in accordance with Topic 718, excluding the effect of estimated forfeitures. Generally, the aggregate grant date fair value is the amount that PREIT expects to expense in its financial statements over the award’s vesting schedule. The amounts shown reflect PREIT’s accounting expense and do not correspond to the actual value that will be realized by the named executive officers. Valuations with respect to awards of time based restricted shares are reflected in the tables based on the average of the high and low sale prices of a PREIT common share on the date of grant. Valuations with respect to grants of performance based awards are reflected in the tables as determined using a Monte Carlo simulation probabilistic valuation model. Whether the named executive officers will receive any shares in respect of the performance based awards (RSUs) depends on whether PREIT achieves certain performance (TRS) objectives. For information regarding significant factors, assumptions and methodologies used in our computations pursuant to Topic 718 with respect to awards of RSUs, which assumptions included no expirations without the issuance of any shares, see Note 8, “Share Based Compensation,” to PREIT’s consolidated financial statements included in PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(2)

The amounts shown in the Non-Equity Incentive Plan Compensation column are comprised of, for 2011, (a) amounts paid in respect of the annual incentive plan and (b) amounts paid in respect of the performance incentive units originally granted in 2009; and for 2010 and 2009, amounts paid in respect of the annual incentive plan, as determined by the Compensation Committee in accordance with the plan and the awards thereunder. See “Additional Information—Executive Compensation—Compensation Discussion and Analysis—Compensation Objectives and Policies—2. Cash Incentive Compensation.” The payments were made early in the following year. For the named executive officers, FFO per share was the sole basis for determining amounts paid under the annual cash incentive opportunity plan in 2010 and 2009, and was the primary basis for such payments in 2011. The amounts paid in respect of the performance incentive units in 2011 were as determined pursuant to the terms of the 2009-2011 Performance Incentive Unit Program. The amounts comprising the total amount shown in 2011 are as follows:

2011	Annual Incentive Plan ($)	Performance Incentive Units ($)
Ronald Rubin	548,582	275,428
Edward A. Glickman	442,980	173,048
George F. Rubin	356,145	151,333
Joseph F. Coradino	356,145	151,333
Robert F. McCadden	314,543	132,161

(3)	The amounts shown in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column represent the above-market portion, which is the amount in excess of 120% of the applicable federal rate, of the interest earned on nonqualified deferred compensation plans of the named executive officers, which is credited at a rate of 10% compounded annually on the cumulative balance held in such officer’s supplemental retirement plan account. The applicable federal rate for long term, annual compounding was 2.80% as of December 2011.
(4)	The amounts shown in 2011 All Other Compensation are comprised of the following:

2011	Non-Qualified Retirement Plan Company Contributions ($)	Qualified Plan – 401(k) Company Contributions ($)	Medical and Other Core Benefits ($)	Total All Other Compensation ($)
Ronald Rubin	100,000	0	8,622	108,622
Edward A. Glickman	25,000	9,800	73,563	108,363
George F. Rubin	35,000	9,800	14,290	59,090
Joseph F. Coradino	35,000	9,800	3,670	48,470
Robert F. McCadden	25,000	9,800	0	34,800

(5)	The grant date value of the PIUs awarded in 2009 was included in “All Other Compensation” in 2009. The amounts actually earned in respect of these cash awards is reflected in 2011 in “Non-Equity Incentive Plan Compensation.”

Employment Agreements

PREIT has maintained a four-person Office of the Chair, consisting of Ronald Rubin, Edward A. Glickman, George F. Rubin and Joseph F. Coradino, which is intended to enable PREIT to maximize the talent and experience of its management team to further support PREIT’s business endeavors. Pursuant to their currently effective employment agreements, Ronald Rubin serves as PREIT’s Chairman and Chief Executive Officer, George F. Rubin serves as Vice Chairman, Edward A. Glickman serves as President and Chief Operating Officer and Joseph F. Coradino serves as President of PREIT Services, LLC and PREIT-RUBIN, Inc., as well as PREIT’s Executive Vice President-Retail. Effective as of the 2012 Annual Meeting, the Board of Trustees has appointed Joseph F. Coradino to become Chief Executive Officer, succeeding Ronald Rubin, who will be retiring as Chief Executive Officer, but remaining as Executive Chairman. Joseph F. Coradino and Ronald Rubin have recently entered into amended employment agreements in connection with their changing roles with PREIT. These agreements are described below, together with the currently effective agreements that were effective during 2011.

Joseph F. Coradino’s currently effective employment agreement with PREIT, effective throughout 2011, was amended and restated effective as of December 30, 2008 for an initial term through December 31, 2009, and extending year-to-year thereafter unless either party gives at least 120 days advance written notice that the term will not be extended. Under the agreement, Mr. Coradino currently serves as Executive Vice President-Retail of PREIT. He has also been appointed as the President of PREIT Services, LLC and PREIT-RUBIN, Inc. Mr. Coradino’s salary may be increased each year at the discretion of PREIT’s Compensation Committee. In accordance with the agreement, Mr. Coradino is entitled each year to participate in PREIT’s cash and equity incentive programs as determined by the Compensation Committee. PREIT is obligated to credit $35,000 per year to a supplemental retirement plan account that accrues interest at the rate of 10% per year, compounded annually. The amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable to Mr. Coradino or his beneficiaries within 60 days of the termination of his employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable to Mr. Coradino or his beneficiaries within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of his employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code.

The agreement has been amended, effective June 7, 2012, in connection with Mr. Coradino’s prospective service as the Chief Executive Officer of PREIT. The agreement, as amended, revised some of the provisions of the agreement as described above. The initial term of Mr. Coradino’s amended agreement is two years from June 7, 2012, extending year-to-year thereafter unless either party gives at least 120 days’ notice that the term will not be renewed. Mr. Coradino’s annual base salary will be increased by 3.0% as of January 1, 2012 to $434,117 and from June 7, 2012 will be set at $550,000. His salary may be increased thereafter at the discretion of PREIT’s Compensation Committee. For 2012, the amended agreement provides that Mr. Coradino will receive a cash incentive opportunity award equal at target to $499,974 and awards under the long-term equity program of PREIT equal to $1,375,000, divided equally between time-based restricted shares and performance-based RSUs, in each case valued as provided under the long-term equity program. The amended agreement also provides for a special award of 100,000 restricted shares, which vest in equal installments over a three year period commencing June 7, 2012. For years following 2012, Mr. Coradino will be entitled to participate in cash and equity incentive programs of PREIT as determined by the Compensation Committee. For 2012 and subsequent years, the annual credit to Mr. Coradino’s supplemental retirement account will be increased from $35,000 to $50,000 and the interest accruing on the account will be decreased to 5.0% per year, compounded annually. The amended agreement provides for the nomination of Mr. Coradino as a candidate for election to the Board of Trustees so long as his employment under the amended agreement has not terminated.

Ronald Rubin’s currently effective employment agreement with PREIT, effective throughout 2011, was amended and restated effective as of December 30, 2008 for an initial term through December 31, 2009, and extending year-to-year thereafter unless either party gives at least 120 days advance written notice that the term will not be extended. Under the agreement, Mr. Rubin serves as Chairman and Chief Executive Officer of PREIT. Mr. Rubin’s salary may be increased each year at the discretion of PREIT’s Compensation Committee. In accordance with the agreement, Mr. Rubin is entitled each year to participate in PREIT’s cash and equity incentive programs as determined by the Compensation Committee. PREIT is also obligated to credit $100,000 per year to a supplemental retirement plan account that accrues interest at the rate of 10% per year, compounded annually. The amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable to Mr. Rubin or his beneficiaries within 60 days of the termination of his employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable to Mr. Rubin or his beneficiaries within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of his employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code. The agreement also provides for the nomination of Mr. Rubin as a candidate for election to the Board of Trustees so long as his employment under the agreement has not terminated.

The agreement has been amended, effective June 7, 2012, in connection with the change in Mr. Rubin’s role from Chairman and Chief Executive Officer to Executive Chairman of PREIT effective on June 7, 2012. The agreement, as amended, revises some of the provisions of the agreement as described above. The initial term is three years from June 7, 2012, extending year to year thereafter unless either party gives at least 120 days notice that the term will not be renewed. Mr. Rubin’s annual base salary will be increased 3.0% as of January 1, 2012 to $579,527 and from June 7, 2012 will be set at $300,000. For 2012, the amended agreement provides that Mr. Rubin will receive a cash incentive award equal at target to $420,670 and awards under the long-term equity program of PREIT equal to $1,051,676, divided equally between time-based restricted shares and performance-based RSUs, in each case valued as provided under the long-term equity program. Mr. Rubin’s cash incentive payment will be determined based upon the success of the transition of his former duties as Chief Executive Officer. For years following 2012, Mr. Rubin will be entitled to participate in cash and equity incentive programs of PREIT as determined by the Compensation Committee. The amended agreement also provides for a founder’s retirement payment to Mr. Rubin of $3,500,000, which is payable to Mr. Rubin in a single sum upon termination of his employment for any reason, except that no payment will be made in the event of termination for cause or in the event that Mr. Rubin terminates his employment voluntarily without good reason prior to June 7, 2013. For years subsequent to 2012, the annual credit to Mr. Rubin’s supplemental retirement account will be decreased from $100,000 to $50,000. For 2012, the credit will be $71,500. For 2012 and subsequent years, the interest accruing on the account will be decreased to 5.0% per year, compounded annually.

Edward A. Glickman’s employment agreement with PREIT was amended and restated effective as of December 31, 2008. The employment agreement provides that Mr. Glickman is to serve as President and Chief Operating Officer of PREIT. The term of the employment agreement expired on December 31, 2010, whereupon it automatically renewed for the two years ending December 31, 2012, and will automatically renew for additional two year periods unless and until either party gives notice of termination at least one year prior to the end of the then-current term. Under the employment agreement, Mr. Glickman is entitled to a salary increase of $25,000 per year (or a greater amount as determined by the Board of Trustees) on the first day of each January during the term. Mr. Glickman waived this provision with respect to his salary for 2009, 2010 and 2011, although he did receive a smaller salary increase in 2010 and 2011. In accordance with the agreement, Mr. Glickman is eligible each year to participate in PREIT’s cash incentive programs as determined by the Compensation Committee. PREIT is also obligated to credit $25,000 per year to a supplemental retirement plan account that accrues interest at the rate of 10% per year, compounded annually. The amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable to Mr. Glickman or his beneficiaries within 60 days of the termination of his employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable to Mr. Glickman or his beneficiaries within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of his employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code.

George F. Rubin’s employment agreement with PREIT was amended and restated effective as of December 30, 2008 for an initial term through December 31, 2009, and extending year-to-year thereafter unless either party gives at least 120 days advance written notice that the term will not be extended. Under the agreement, Mr. Rubin serves as Vice Chairman of PREIT. Mr. Rubin’s salary may be increased each year at the discretion of PREIT’s Compensation Committee. In accordance with the agreement, Mr. Rubin is entitled each year to participate in PREIT’s cash and equity incentive programs as determined by the Compensation Committee. PREIT is also obligated to credit $35,000 per year to a supplemental retirement plan account that accrues interest at the rate of 10% per year, compounded annually. The amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable to Mr. Rubin or his beneficiaries within 60 days of the termination of his employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable to Mr. Rubin or his beneficiaries within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of his employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code. The agreement also provides for the nomination of Mr. Rubin as a candidate for election to the Board of Trustees so long as his employment under the agreement has not terminated.

Robert F. McCadden’s employment agreement with PREIT was amended and restated effective as of December 30, 2008 for an initial term through December 31, 2009, and extending year-to-year thereafter unless either party gives at least 120 days advance written notice that the term will not be extended. Under the agreement, Mr. McCadden serves as Executive Vice President and Chief Financial Officer of PREIT. Mr. McCadden’s salary may be increased each year at the discretion of PREIT’s Compensation Committee. In accordance with the agreement, Mr. McCadden is entitled each year to participate in PREIT’s cash and equity incentive programs as determined by the Compensation Committee. PREIT is obligated to credit $25,000 per year to a supplemental retirement plan account that accrues interest at the rate of 10% per year, compounded annually. The amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable to Mr. McCadden or his beneficiaries within 60 days of the termination of his employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable to Mr. McCadden or his beneficiaries within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of his employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code.

Each of the employment agreements for the above named executive officers other than Ronald Rubin also provides for certain severance and other benefits upon a termination of employment and/or change of control of PREIT and certain non-competition/non-solicitation obligations of the executive. Mr. Rubin’s employment agreement, as amended and described above, does not provide for any cash severance payments, although he would receive the founder’s retirement payment as described above. See “Potential Payments Upon Termination or Change of Control,” beginning on page 30, for a description of such benefits and obligations.

2011 Grants of Plan-Based Awards

The following table shows information concerning grants of plan-based awards made by PREIT in 2011 to PREIT’s Chief Executive Officer, Chief Financial Officer and its other named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(3)	Awards ($)(4)
Ronald Rubin	2011	$210,993	$421,986	$843,972
	3/10/2011				24,162	48,323	72,485		$762,054
	3/10/2011							48,323	$666,133

	Total	$210,993	$421,986	$843,972	24,162	48,323	72,485	48,323	$1,428,187

Edward A. Glickman	2011	$170,377	$340,754	$681,508
	3/10/2011				15,759	31,517	47,276		$497,023
	3/10/2011							31,517	$434,462

	Total	$170,377	$340,754	$681,508	15,759	31,517	47,276	31,517	$931,485

George F. Rubin	2011	$136,979	$273,957	$547,915
	3/10/2011				13,756	27,511	41,267		$433,848
	3/10/2011							27,511	$379,239

	Total	$136,979	$273,957	$547,915	13,756	27,511	41,267	27,511	$813,087

Joseph F. Coradino	2011	$136,979	$273,957	$547,915
	3/10/2011				13,756	27,511	41,267		$433,848
	3/10/2011							27,511	$379,239

	Total	$136,979	$273,957	$547,915	13,756	27,511	41,267	27,511	$813,087

Robert F. McCadden	2011	$120,978	$241,956	$483,912
	3/10/2011				12,122	24,244	36,366		$382,328
	3/10/2011							24,244	$334,204

	Total	$120,978	$241,956	$483,912	12,122	24,244	36,366	24,244	$716,532

(1)	The amounts shown under Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent the potential threshold, target and outperformance awards under the 2011 cash incentive compensation plan.
(2)	The numbers shown under Estimated Future Payouts Under Equity Incentive Plan Awards represent the number of shares issuable in connection with the RSUs, not including RSUs resulting from the deemed investment of amounts equal to dividends paid on an equivalent number of common shares. See “Equity Plans—Restricted Share Unit Program.” The recipient is not entitled to any voting rights in connection with the RSUs. See “Compensation Discussion and Analysis” for a discussion of the objectives of the RSUs. Whether the named executive officers will receive any shares in respect of the RSUs depends on whether PREIT achieves certain performance (TRS) objectives. If the measurement period had ended on December 31, 2011, PREIT would have met the objective for the 2010 RSU grants at a level resulting in an award of shares equal to 116% of the original number of RSUs, and PREIT would not have met the objective for the 2011 RSU grants.
(3)

The numbers shown under All Other Stock Awards represent the number of time based restricted shares granted under PREIT’s Amended and Restated 2003 Equity Incentive Plan. These shares will vest in three equal annual installments beginning on or about February 15th of the year after the date of grant, subject to continued employment. During the period that the restricted shares have not vested, the recipient is entitled to vote the shares and to receive an amount equal to the dividends that would have been paid on the shares if they were vested. PREIT made cash distributions to all holders of common shares of $0.60 per share in 2011. In February 2012, PREIT’s Board of Trustees declared a cash dividend of $0.15 per share payable in March 2012.

(4)

The amounts shown in the Grant Date Fair Value of Stock and Option Awards column represent the fair value of the awards on the date of grant, as computed in accordance with Topic 718, excluding the effect of estimated forfeitures. Valuations with respect to grants of performance based awards are reflected in the tables as determined using a Monte Carlo simulation probabilistic valuation model. Whether the named executive officers will receive any shares in respect of the performance based awards (RSUs) depends on whether PREIT achieves certain performance (TRS) objectives. For information regarding significant factors, assumptions and methodologies used in our computations pursuant to Topic 718 with respect to grants of RSUs, see Note 8, “Share Based Compensation,” to PREIT’s consolidated financial statements included in PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Valuations with respect to awards of time based restricted shares are reflected in the tables based on the average of the high and low sale prices of a PREIT common share on the date of grant.

Equity Plans

Restricted Share Unit Program

In 2010 and 2011, the Compensation Committee made awards in the form of market based performance contingent restricted share units, or RSUs, under the 2010-2012 Restricted Share Unit Program (for grants made in 2010) and the 2011-2013 Restricted Share Unit Program (for grants made in 2011). The RSUs represent the right to earn common shares in the future depending on PREIT’s total return to shareholders, or TRS, for the three year period (the “Measurement Period”) ending December 31, 2012 (for grants made in 2010) and ending December 31, 2013 (for grants made in 2011) relative to the TRS for the Measurement Period of the component companies in the MSCI US REIT Index (the “Index”) for those periods. Dividends paid by PREIT during the Measurement Period are deemed to be invested in additional RSUs for the account of the named executive officer at the 20 day average closing price of a share of PREIT ending on the dividend payment date. If TRS is equal to or above the 25th percentile of companies in the Index during the Measurement Period, the RSUs (including RSUs resulting from reinvestment of amounts equal to dividends) will vest and there will be issued a number of shares ranging from 50% up to a maximum of 150% (at or above the 75th percentile of companies in the Index) of the number of RSUs. The Measurement Periods for the 2010-2012 RSU Program and the 2011-2013 RSU Program are still in progress; accordingly, it cannot yet be determined what portion, if any, of the RSUs granted under those programs will be earned.

Except if there is a change of control, participants may elect to defer delivery of all or a portion of the shares to be awarded to such participant until separation from service or a specified date chosen by the participant. If a participant elects to defer delivery until separation from service, PREIT must deliver the shares to participants who are “specified employees,” as defined in Section 409A of the Code, upon the earlier of six months after separation from service or death. Participants who elect to defer delivery of their shares will have dividend equivalents credited on their deferred shares which will be reinvested in notional shares (on which dividend equivalents will also be credited and so reinvested). A participant who has elected to defer delivery of his or her shares may receive the shares prior to the scheduled delivery date in the event of an unforeseeable emergency.

If, prior to the last day of the Measurement Period, the named executive officer’s employment is terminated by PREIT for a reason other than cause or by the named executive officer for good reason or because of the death or disability of the named executive officer, the named executive officer will remain eligible to receive shares under the program as if his employment had not terminated. If the named executive officer’s employment is terminated for any other reason, the named executive officer will forfeit all of the RSUs.

Non-Equity Plans

Performance Incentive Unit Program

The performance incentive units (“PIUs”) granted in 2009 represented the right to earn cash in the future, and they were granted in lieu of restricted share units awarded in prior years and in 2010 and 2011. See “Compensation Discussion and Analysis” for a more extensive discussion of PIUs. The payment of cash by PREIT depended on PREIT’s performance in terms of TRS for the Measurement Period relative to the TRS for the Measurement Period of the component companies in the Index. If PREIT’s TRS performance over the Measurement Period had been below the 25th percentile of the component companies in the Index, then no cash would have been earned. PREIT’s TRS over the Measurement Period was at the 50th percentile of the component companies in the Index, and thus the percentage of the awards that was earned was 100%. Each PIU had an initial stated value of $3.44 (the average closing price of a common share of PREIT during the 20 trading days ending on the day prior to the grant date). The stated value of a PIU was increased by an amount equal to the cash dividend paid on a common share of PREIT on each dividend payment date. Each of the named executive officers has been paid an amount in cash equal to the percentage of the stated value of each of his PIUs that was earned at the end of the Measurement Period, and such amounts are included in the Summary Compensation Table under Non-Equity Incentive Plan Compensation.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table shows information concerning outstanding equity awards at December 31, 2011, including both awards subject to market-based performance conditions and time based awards, made by PREIT to PREIT’s Chief Executive Officer, Chief Financial Officer and its other named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Ronald Rubin	0	0	0	—	—	151,892	$1,585,752	143,037	$1,493,306
Edward A. Glickman	0	0	0	—	—	97,310	$1,015,916	91,786	$958,246
George F. Rubin	0	0	0	—	—	84,987	$887,264	80,118	$836,432
Joseph F. Coradino	0	0	0	—	—	84,987	$887,264	80,118	$836,432
Robert F. McCadden	0	0	0	—	—	74,690	$779,764	70,604	$737,106

(1)	The numbers shown under Number of Shares or Units of Stock That Have Not Vested represent the number of time based restricted shares granted under PREIT’s Amended and Restated 2003 Equity Incentive Plan. These shares will vest in three (four for the 2008 grants and five for the prior grants) equal annual installments beginning on or about February 15th of the year after the date of grant, subject to continued employment. The vesting dates of the shares shown in this column are as follows:

Vesting Date	Ronald Rubin	Edward A. Glickman	George F. Rubin	Joseph F. Coradino	Robert F. McCadden
2/15/2012	96,040	61,185	53,454	53,454	46,902
2/15/2013	39,745	25,620	22,363	22,363	19,707
2/15/2014	16,107	10,505	9,170	9,170	8,081

Total	151,892	97,310	84,987	84,987	74,690

(2)	The market value of shares is based upon the closing market price per share of PREIT’s common shares as of December 31, 2011 of $10.44.
(3)	The amounts shown under Number of Unearned Shares, Units or Other Rights That Have Not Vested represent the aggregate of the number of RSUs, including RSUs “acquired” as a result of the application of dividends deemed credited to the account of the named executive officer. The amount shown represents the percentage of RSUs that will be earned and delivered as shares assuming PREIT’s TRS is at the outperformance level under the 2010 plan, and threshold level under the 2011 plan, including RSUs resulting from the deemed investment of amounts equal to dividends paid on an equivalent number of common shares. The expiration dates of the RSUs shown in this column are as follows:

Expiration Date	Ronald Rubin	Edward A. Glickman	George F. Rubin	Joseph F. Coradino	Robert F. McCadden
12/31/2012	117,609	75,202	65,642	65,642	57,847
12/31/2013	25,428	16,584	14,476	14,476	12,757

Total	143,037	91,786	80,118	80,118	70,604

2011 Option Exercises and Stock Vested

The following table shows information concerning the vesting of restricted shares awarded to PREIT’s Chief Executive Officer, Chief Financial Officer and its other named executive officers in 2011. There were no share options exercised by PREIT’s Chief Executive Officer, Chief Financial Officer or its other named executive officers in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald Rubin	0	0	81,829	1,239,709
Edward A. Glickman	0	0	52,024	788,164
George F. Rubin	0	0	45,454	688,628
Joseph F. Coradino	0	0	45,454	688,628
Robert F. McCadden	0	0	39,583	599,682

Pension Benefits

None of our named executive officers participate in or have accrued benefits under qualified or non-qualified defined benefit plans sponsored by us.

2011 Nonqualified Deferred Compensation

The following table shows information concerning contributions, earnings, distributions and balances under non-qualified defined contribution and other deferred compensation plans maintained for PREIT’s Chief Executive Officer, Chief Financial Officer and its other named executive officers.

Name	Registrant Contributions In Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Ronald Rubin	100,000	159,374	0	1,753,117
Edward A. Glickman	25,000	61,307	0	674,375
George F. Rubin	35,000	51,279	0	564,074
Joseph F. Coradino	35,000	51,279	0	564,074
Robert F. McCadden	25,000	28,590	0	314,487

(1)	The amounts reported in this column are reported in the Summary Compensation Table under All Other Compensation.
(2)	The above-market portions of the amounts reported in this column are included in the Summary Compensation Table under Change in Pension Value and Nonqualified Deferred Compensation Earnings, to the extent they exceed 120% of the prevailing long term applicable federal rate.
(3)	Of the amounts reported, the following were previously reported as compensation to the named executive officer in the Summary Compensation Table prior to 2011: Ronald Rubin ($1,138,224); Edward A. Glickman ($399,026); George F. Rubin ($370,100); Joseph F. Coradino ($370,100); and Robert F. McCadden ($213,860).

See “Compensation—Employment Agreements” for a description of the material terms of the supplemental retirement plans of the named executive officers.

Potential Payments Upon Termination or Change of Control

Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, severance, retirement or constructive termination, or in connection with a change of control or a change in the named executive officer’s responsibilities. Effective as of the 2012 Annual Meeting, the Board of Trustees has appointed Joseph F. Coradino to become Chief Executive Officer, succeeding Ronald Rubin, who will be retiring as Chief Executive Officer, but remaining as Executive Chairman. Joseph F. Coradino and Ronald Rubin have recently entered into amended employment agreements in connection with their changing roles with PREIT. The effects of these amended agreements on termination are described below.

Ronald Rubin, George F. Rubin, Joseph F. Coradino and Robert F. McCadden

Termination by Us Without Cause, Termination by the Executive for Good Reason or Our Election Not to Renew the Employment Agreement. If we terminate Ronald Rubin’s, George F. Rubin’s, Joseph F. Coradino’s or Robert F. McCadden’s (each, an “Executive”) employment for a reason other than for “Cause,” which is generally defined to include fraud in connection with his employment, theft of PREIT funds, acts which are grounds for termination under our Code of Business Conduct and Ethics, indictment for a crime of moral turpitude, breach of confidentiality or non-competition obligations, continued failure to perform duties 30 days after a written demand specifying the nature of the failure, or repeated abuse of alcohol or drugs, or if an Executive terminates his employment with us for “Good Reason,” which includes PREIT’s material breach of its obligations to the Executive under the employment agreement, a material change in the geographic location at which the Executive provides services, or a material diminution in the Executive’s authority, duties or responsibilities (in each case, after 30 days written notice and failure to cure); and, in the case of Ronald Rubin and George F. Rubin (and, on or after June 7, 2012, Joseph F. Coradino), the Executive is not nominated for election as a trustee; or if we elect not to renew the Executive’s employment agreement, then:

•	PREIT will pay to him (less applicable withholding taxes):

•	all earned but unpaid amounts under the employment agreement; and

•	for Mr. Ronald Rubin, a cash lump sum founder’s retirement payment equal to $3,500,000;

•

for Mr. George F. Rubin, a cash lump sum severance payment equal to three times (x) his then-current base salary (such amount being discounted to present value) plus (y) an amount calculated by multiplying such then-current base salary by the average percentage of base salary paid as a bonus in the last three calendar years;

•

for Mr. Coradino, a cash lump sum severance payment equal to (A) $2,344,524 if such termination occurs before June 7, 2014, or (B) 1.1 times (x) his then-current base salary plus (y) an amount calculated by multiplying such then-current base salary by the average percentage of base salary paid as a bonus in the last three calendar years, if such termination occurs on or after June 7, 2014 (in the case of clause (B)(x), such amount being discounted to present value);

•

for Mr. McCadden, a cash lump sum severance payment equal to two times (x) his then-current base salary (such amount being discounted to present value) plus (y) an amount calculated by multiplying such then-current base salary by the average percentage of base salary paid as a bonus in the last three calendar years; and

•

in each case, he, his spouse and dependents will continue to receive medical benefits for three years (two years in the case of George F. Rubin and Mr. Coradino and one year in the case of Mr. McCadden) to the extent PREIT was paying for such benefits prior to such termination;

•	any restricted shares will vest; and

•	Mr. Ronald Rubin would receive any performance-based cash incentive award earned as if his employment had not terminated, pro rata for the number of days he was employed during the year.

Termination by Us for Cause. If we terminate the Executive’s employment for Cause, then:

•	PREIT will pay to him (less applicable withholding taxes) all earned but unpaid amounts under the employment agreement;

•	he, his spouse and dependents will have rights under PREIT’s health plans as provided by COBRA; and

•

he will not engage in, have an interest in or in any way be affiliated with any entity that engages within 25 miles of any property owned by PREIT in any activity which competes with the activity of PREIT for one year following such termination.

Death or Disability. Under our employment agreement with each Executive, if the Executive dies during the term of his employment agreement, or if he is unable to perform his duties for 120 days during any 150 day period and PREIT elects to terminate his employment (“disability”), then:

•	PREIT will pay to him or his estate (less applicable withholding taxes):

•

in the case of the Executive’s disability, except Mr. Ronald Rubin, a cash lump sum payment equal to one times (two times in the case of Mr. Coradino on or after June 7, 2012) (x) his then-current base salary minus (y) amounts reasonably projected to be paid to the Executive under disability insurance policies for the 12-month period immediately following the Executive’s termination of employment (a 24-month period in the case of Mr. Coradino on or after June 7, 2012); provided however that in the case of Mr. Ronald Rubin’s disability, he would receive a cash lump sum founder’s retirement payment equal to $3,500,000;

•

in the case of the Executive’s death, except Mr. Ronald Rubin, his base salary for a period of 12 months (24 months in the case of Mr. Coradino on or after June 7, 2012) paid in accordance with PREIT’s normal payroll practices; provided, however, that in the case of the death of Mr. Ronald Rubin, he would receive a cash lump sum founder’s retirement payment equal to $3,500,000;

•	all earned but unpaid amounts under the employment agreement; and

•

if PREIT achieves its specified performance target(s), the pro rata portion of any amount payable under the annual cash incentive plan with respect to the year of termination that he would have earned had he remained employed with us;

•	all unvested restricted shares that vest solely based on the passage of time and the Executive’s continued employment will vest; and

•

he, his spouse and dependents will continue to receive medical benefits for the 12-month period (a 24- month period in the case of Mr. Coradino on or after June 7, 2012 and a 36-month period in the case of Mr. Ronald Rubin) immediately following his termination of employment to the extent PREIT was paying for such benefits prior to such death or disability.

Voluntary Termination. If an Executive voluntarily terminates his employment, PREIT will pay to him (less applicable withholding taxes) all earned but unpaid amounts under his employment agreement, and he will have rights under PREIT’s health plans as provided by COBRA. If an Executive voluntarily terminates his employment with PREIT (other than (i) for Good Reason, (ii) within 10 calendar days following the date that PREIT provides the Executive with notice of his base salary and bonus eligibility for such fiscal year or (iii) (except for Mr. Coradino on or after June 7, 2012) within 10 calendar days following April 10th of the applicable fiscal year, if such compensation notice has not been received as of that date), the Executive will not engage in, have an interest in or in any way be affiliated with any entity that engages, within 25 miles of any property owned by PREIT, in any activity which competes with the activities of PREIT or its affiliates for one year following such termination.

In the case of Mr. Ronald Rubin, in the event of voluntary termination without good reason on or after June 7, 2012, he, his spouse and dependents would continue to receive medical benefits for the 36-month period after such termination. In the event of Mr. Rubin’s death during such period, such coverage would continue for his spouse and dependents. In addition, in the event of a voluntary termination on or after June 7, 2013, Mr. Rubin would receive a cash lump sum founder’s retirement payment equal to $3,500,000, he would receive any performance-based cash incentive award earned as if his employment had not terminated, pro rata for the number of days he was employed during the year, all outstanding options would vest and become immediately exercisable, all time-based restricted shares would vest, and all performance-based restricted share unit awards would remain outstanding and would vest or be forfeited, in whole or in part, based on the applicable performance measures under the award as if his employment had not terminated.

Restricted Share Unit Programs. Under these Programs, if an Executive’s employment is terminated by PREIT for a reason other than for Cause or by the Executive for Good Reason or because of the death or disability of the Executive, the Executive will remain eligible to receive shares under the applicable Restricted Share Unit Programs as if his employment had not terminated. If the Executive’s employment is terminated for any other reason, he forfeits his RSUs, except as otherwise discussed above for Mr. Ronald Rubin.

Change of Control. If there is a change of control of PREIT, then:

•	any restricted shares will vest; and

•

if the Executive is required to pay any excise taxes imposed under Section 4999 of the Code, PREIT will reimburse the Executive (except for Mr. Ronald Rubin and Mr. Coradino) for the full amount of such excise taxes (limited to one-half of such taxes in the case of Mr. McCadden), provided that such reimbursement will not be grossed up to cover any excise, income or employment taxes assessed on that additional payment; if the Executive would receive a higher net after-tax benefit by the reduction of his payments and benefits to the minimum extent necessary to ensure that no such excise taxes apply, his payments and benefits shall be so reduced.

If an Executive’s employment is terminated within six months before or 12 months after a change of control of PREIT, by us without Cause (including our election not to renew the agreement), or by him for Good Reason, then:

•	PREIT will pay to him (less applicable withholding taxes):

•	all earned but unpaid amounts under the employment agreement;

•

in the case of each Executive other than Mr. Ronald Rubin, a lump sum cash payment equal to three times (two times in the case of Mr. McCadden) (x) his then-current base salary (discounted to present value if such termination occurs within six months before the change of control) plus (y) an amount calculated by multiplying the then-current base salary by the average percentage of base salary paid as a bonus in the last three calendar years; Ronald Rubin would receive a cash lump sum founder’s retirement payment equal to $3,500,000; and

•

the Executive, his spouse and dependents will continue to receive medical benefits for three years (two years in the case of George F. Rubin and Mr. Coradino and one year in the case of Mr. McCadden) to the extent PREIT was paying for such benefits prior to termination.

In the event of a change of control, the Measurement Period for any outstanding Restricted Share Unit Program would end on the date of the change of control, and shares will become payable under those agreements, if at all, based on our TRS performance through that date.

All Terminations of Employment

As described above under “Employment Agreements,” the amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable within 60 days of the termination of employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code. As these amounts are provided in the event of any termination of employment and are disclosed above, such amounts are not included in the amounts set forth in the tables below. See “Nonqualified Deferred Compensation.”

Assuming that Ronald Rubin’s employment was terminated under each of these circumstances on December 31, 2011, that his amended employment agreement effective June 7, 2012 was in effect and/or there was a change of control of PREIT, and without taking into account any value assigned to Mr. Rubin’s covenant not to compete, such payments and benefits would have had an estimated value of:

Ronald Rubin	Lump Sum ($)	Bonus ($)	Value of Accelerated Equity and Performance Awards ($)			Benefit Continuation ($)	Total ($)
			Performance Based		Time Based
Without Cause, Either Party’s Election Not to Renew Employment Agreement, or For Good Reason Not Associated With a Change of Control	3,500,000	548,582	1,224,956	(1)	1,585,752	51,000	6,910,290
Without Cause, Either Party’s Election Not to Renew Employment Agreement, or For Good Reason Associated With a Change of Control	3,500,000	0	1,224,956		1,585,752	51,000	6,361,708
Death	3,500,000	548,582	1,224,956	(1)	1,585,752	51,000	6,910,290
Disability	3,500,000	548,582	1,224,956	(1)	1,585,752	51,000	6,910,290
Change of Control (without regard to a termination of employment)	0	0	1,224,956		1,585,752	0	2,810,708

(1)	Represents the value of shares under any RSU program in effect that would have been received by the Executive (or his estate) if the applicable Measurement Period had ended on December 31, 2011 based on our TRS performance through, and the closing price as of, that date, and assuming that the relative performance and the price remained the same at the end of the actual Measurement Period.

Assuming George F. Rubin’s employment was terminated under each of these circumstances on December 31, 2011 and/or there was a change of control of PREIT, and without taking into account any value assigned to Mr. Rubin’s covenant not to compete, such payments and benefits would have had an estimated value of:

				Value of Accelerated Equity and Performance Awards ($)
George F. Rubin	Base Salary ($)		Bonus ($)	Performance Based		Time Based	Other(1) ($)	Total ($)
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Not Associated With a Change of Control	1,221,347		837,853	681,308	(2)	887,264	48,000	3,675,772
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Associated With a Change of Control	1,264,419	(3)	837,853	681,308		887,264	437,016	4,107,860
Death	421,473		356,145	681,308	(2)	887,264	24,000	2,370,190
Disability	238,619		356,145	681,308	(2)	887,264	24,000	2,187,336
Change of Control (without regard to a termination of employment)	0		0	681,308		887,264	0	1,568,572

(1)	The amounts shown in this column represent amounts in respect of benefit continuation and in addition, the amount listed in the row “Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Associated With a Change of Control” includes reimbursement, in an amount equal to $389,016, for excise taxes imposed under Section 4999 of the Code.
(2)	Represents the value of shares under any RSU program in effect that would have been received by the Executive (or his estate) if the applicable Measurement Period had ended on December 31, 2011 based on our TRS performance through, and the closing price as of, that date, and assuming that the relative performance and the price remained the same at the end of the actual Measurement Period.
(3)	Assumes termination occurs within 12 months after a change of control. If termination occurs within six months prior to a change of control, the Executive would receive the base salary amount listed in the row “Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Not Associated With a Change of Control.”

Assuming Joseph F. Coradino’s employment was terminated under each of these circumstances on December 31, 2011, that his amended employment agreement effective June 7, 2012 was in effect and/or there was a change of control of PREIT, and without taking into account any value assigned to Mr. Coradino’s covenant not compete, such payments and benefits would have had an estimated value of:

	Lump Sum(1)/			Value of Accelerated Equity and Performance Awards ($)
Joseph F. Coradino	Base Salary ($)		Bonus ($)	Performance Based		Time Based	Other(2) ($)	Total ($)
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Not Associated With a Change of Control	2,344,524		0	681,308	(3)	887,264	48,000	3,961,096
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Associated With a Change of Control	1,264,419	(4)	864,067	681,308		887,264	48,000	3,745,058
Death	842,946		356,145	681,308	(3)	887,264	48,000	2,815,663
Disability	471,825		356,145	681,308	(3)	887,264	48,000	2,444,542
Change of Control (without regard to a termination of employment)	0		0	681,308		887,264	0	1,568,572

(1)	The amounts set forth in the column are paid in lump sum upon the occurrence of the listed event, provided that the payment of the amount payable upon the termination of Mr. Coradino’s employment due to his death will instead be made as a base salary continuation over the 24 month period following his death.
(2)	The amounts shown in this column represent amounts in respect of benefit continuation.
(3)	Represents the value of shares under any RSU program in effect that would have been received by the Executive (or his estate) if the applicable Measurement Period had ended on December 31, 2011 based on our TRS performance through, and the closing price as of, that date, and assuming that the relative performance and the price remained the same at the end of the actual Measurement Period.

(4)	Assumes termination occurs within 12 months after a change of control. If termination occurs within six months prior to a change of control, the Executive would receive a base salary amount of $1,221,347.

Assuming Robert F. McCadden’s employment was terminated under each of these circumstances on December 31, 2011 and/or there was a change of control of PREIT, and without taking into account any value assigned to Mr. McCadden’s covenant not to compete, such payments and benefits would have had an estimated value of:

				Value of Accelerated Equity and Performance Awards ($)
Robert F. McCadden	Base Salary ($)		Bonus ($)	Performance Based		Time Based	Other ($)	Total ($)
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Not Associated With a Change of Control	788,652		505,990	599,199	(1)	779,764	0	2,673,605
Without Cause, Our Election Not to Renew Employment Agreement, or For Good Reason Associated With a Change of Control	807,240	(2)	505,990	599,199		779,764	0	2,692,193
Death	403,620		314,543	599,199	(1)	779,764	0	2,097,126
Disability	220,977		314,543	599,199	(1)	779,764	0	1,914,483
Change of Control (without regard to a termination of employment)	0		0	599,199		779,764	0	1,378,963

(1)	Represents the value of shares under any RSU program in effect that would have been received by the Executive (or his estate) if the applicable Measurement Period had ended on December 31, 2011 based on our TRS performance through, and the closing price as of, that date, and assuming that the relative performance and the price remained the same at the end of the actual Measurement Period.
(2)	Assumes termination occurs within 12 months after a change of control. If termination occurs within six months prior to a change of control, the Executive would receive the base salary amount listed in the row “Without Cause or For Good Reason Not Associated With a Change of Control.”

Edward A. Glickman

Termination by Us Without Cause or Termination by Mr. Glickman for Good Reason. If we terminate Mr. Glickman’s employment agreement for a reason other than for “Cause,” which is defined solely for purposes of Mr. Glickman’s employment agreement as fraud, theft, misappropriation or embezzlement of the assets or funds of PREIT, indictment for a crime involving moral turpitude, breach of confidentiality or non-competition obligations, continued failure to perform duties 20 days after a written demand specifying the nature of the failure, or repeated abuse of alcohol or drugs, or if Mr. Glickman terminates the agreement for “Good Reason,” which is defined solely for purposes of Mr. Glickman’s employment agreement as PREIT’s material breach of its obligations to Mr. Glickman, after 20 days written notice and failure to cure; the receipt of written notice that PREIT elects not to renew the term of his employment agreement, Ronald Rubin ceases to be the Chief Executive Officer of PREIT at any time, or, following a change of control, PREIT or any successor does not offer Mr. Glickman an employment agreement for at least three years that provides the same title and responsibilities as he had immediately before the change of control, the same or greater compensation and benefits and that his primary business office will continue to be in the metropolitan Philadelphia area, then:

•	PREIT will pay to him (less applicable withholding taxes):

•	all amounts accrued under his employment agreement in accordance with generally accepted accounting principles;

•	a lump sum equal to three times his then-current base salary; and

•	a lump sum equal to three times the average of the bonuses paid during the three years prior to the termination;

•	all restricted shares granted to Mr. Glickman will vest; and

•

he and his family members who are covered under our benefit plans on the date of such termination will continue to be eligible for benefits under such plans for the balance of the term of Mr. Glickman’s employment agreement prior to termination, plus one year.

If Mr. Glickman terminates his employment agreement for Good Reason based on Ronald Rubin having ceased to be Chief Executive Officer of PREIT, then Mr. Glickman will not be entitled to the payments, vesting and other entitlements described above unless he terminates his employment during specified periods within approximately 180 days to 360 days following the date that Ronald Rubin ceases to be Chief Executive Officer, depending on the circumstances of such cessation. Accordingly, upon Mr. Ronald Rubin’s cessation of service as Chief Executive Officer of the Company, and the beginning of Mr. Coradino’s service in that position on June 7, 2012, Mr. Glickman will be contractually entitled to voluntarily terminate his employment for Good Reason during the period from December 4, 2012 to June 2, 2013.

Termination by Us for Cause or by Mr. Glickman Voluntarily. If we terminate Mr. Glickman’s employment for Cause, or if he resigns voluntarily, then:

•	PREIT will pay to him (less applicable withholding taxes):

•	all amounts accrued under his employment agreement in accordance with generally accepted accounting principles; and

•

if PREIT achieves its specified performance target(s), the pro rata portion of the annual cash incentive amount with respect to the year of termination that Mr. Glickman would have earned had he remained employed with us, provided that in the case of a voluntary resignation, Mr. Glickman provides at least six weeks notice;

•	he and his family members who are covered under our benefit plans on the date of such termination will continue to be eligible for benefits under such plans for six months after termination; and

•

if Mr. Glickman is terminated for fraud, theft, misappropriation, embezzlement, indictment for a crime of moral turpitude or repeated abuse of drugs or alcohol, he will not engage in, have an interest in or work for any entity that engages within 25 miles of any property owned by PREIT in any activity that competes with the activity of PREIT for six months after termination.

Death or Disability. Under our employment agreement with Mr. Glickman, if he dies during the term of his employment agreement or if he is unable to perform his duties for 120 days during any five month period and PREIT elects to terminate his employment (“disability”), then:

•	PREIT will pay to him or his estate (less applicable withholding taxes):

•	all amounts accrued under his employment agreement in accordance with generally accepted accounting principles;

•

in the case of a disability, a lump sum equal to two years of his then-current base salary minus any disability payments reasonably projected to be received by him during the two years following termination of employment;

•	in the case of death, a lump sum cash payment equal to six months of his then-current base salary; and

•

if PREIT achieves its specified performance target(s) in the year of his death or termination of his employment due to disability, the pro rata portion of the annual cash incentive amount with respect to the year of death or termination that Mr. Glickman would have earned had he remained employed with us;

•	all unvested restricted shares that vest solely based on the passage of time and Mr. Glickman’s continued employment will vest; and

•

he and his family members who are covered under our benefit plans on the date of such termination will continue to be eligible for benefits under such plans for one year to the extent such family members were covered prior to death or disability.

Restricted Share Unit Programs and Performance Incentive Unit Programs. Under these Programs, if Mr. Glickman’s employment is terminated by PREIT for a reason other than for Cause or by Mr. Glickman for Good Reason or because of Mr. Glickman’s death or disability, Mr. Glickman will remain eligible to receive shares under the Restricted Share Unit Program as if his employment had not terminated. If Mr. Glickman’s employment is terminated for any other reason, he forfeits his RSUs.

Change of Control. If there is a change of control of PREIT, then all restricted shares granted to Mr. Glickman will vest.

If Mr. Glickman’s employment is terminated by PREIT without Cause following a change of control or within one year preceding the change of control, or by Mr. Glickman for Good Reason within six months following a change of control of PREIT, then:

•

Mr. Glickman will receive all payments, vesting and other entitlements provided in the event of a termination without Cause or for Good Reason (as described above), as the case may be, prior to a change of control; and

•

if Mr. Glickman is required to pay any excise taxes imposed under Section 4999 of the Code, PREIT will reimburse Mr. Glickman for one-half of such excise taxes, provided that such reimbursement will not be grossed up to cover any excise, income or employment taxes assessed on that additional payment; if Mr. Glickman would receive a higher net-after tax benefit by the reduction of his payments and benefits to the minimum extent necessary to ensure that no such excise taxes apply, his payments and benefits will be so reduced.

In the event of a change of control, the Measurement Period for any outstanding Restricted Share Unit Program and Performance Incentive Unit Program would end on the date of the change of control, and shares or cash will then become payable under those arrangements, if at all, based on our TRS performance through that date.

All Terminations of Employment

As described above under “Employment Agreements,” the amounts credited to the supplemental retirement plan as of December 31, 2004 (plus earnings thereon) are payable within 60 days of the termination of employment for any reason. The amounts credited to the supplemental retirement plan on and after January 1, 2005 are payable within 60 days of the termination (as defined in the employment agreement to effect compliance with or exemption from Section 409A of the Code) of employment for any reason, subject to a required delay for some payments pursuant to regulations under Section 409A of the Code. As these amounts are provided in the event of any termination of employment and are described above, such amounts are not included in the amounts provided in the table below. See “Nonqualified Deferred Compensation.”

Assuming Mr. Glickman’s employment was terminated under each of these circumstances on December 31, 2011 and/or there was a change of control of PREIT, and without taking into account any value assigned to Mr. Glickman’s covenant not to compete, such payments and benefits would have had an estimated value of:

Edward A. Glickman	Base Salary ($)	Bonus ($)	Value of Accelerated Equity and Performance Awards ($)			Other (1) ($)	Total ($)
			Performance Based		Time Based
Without Cause or For Good Reason Not Associated With a Change of Control	1,572,711	1,042,138	780,203	(1)	1,015,916	72,000	4,482,968
Without Cause or For Good Reason Associated With a Change of Control	1,572,711	1,042,138	780,203		1,015,916	72,000	4,482,968
Death	262,119	442,980	780,203	(1)	1,015,916	24,000	2,525,218
Disability	688,474	442,980	780,203	(1)	1,015,916)	24,000	2,951,573
Change of Control (without regard to a termination of employment)	0	0	780,203		1,015,916	0	1,796,119
Voluntary Resignation or for Cause	0	442,980	0		0	0	442,980

(1)	The amounts in this column represent amounts in respect of benefit continuation.
(2)	Represents the value of shares under any RSU program in effect that would have been received by the Executive (or his estate) if the applicable Measurement Period had ended on December 31, 2011 based on our TRS performance through, and the closing price as of, that date, and assuming that the relative performance and the price remained the same at the end of the actual Measurement Period.

2011 Trustee Compensation

Each trustee who is not an employee of PREIT received an annual retainer for 2011 of $35,000, plus $1,500 per Board of Trustees or committee meeting in which the trustee participated. In addition, the Chair of PREIT’s Audit Committee receives an additional retainer of $15,000, while the Chairs of the Compensation Committee and the Nominating and Governance Committee each receive an additional annual retainer of $10,000, and the Chair of the Special Committee established under PREIT’s Related Party Transaction Policy receives an additional annual retainer of $5,000. Non-employee trustees also typically receive restricted shares annually which vest over three years. In 2011, the Board of Trustees determined that the award of restricted shares to non-employee trustees would be equal in value to $55,000, which equated to 3,453 shares based on the $15.93 average of the closing prices of PREIT shares for the 20 trading days prior to the date of grant. The shares were awarded under the Amended and Restated 2003 Equity Incentive Plan. In addition, it has been the practice of PREIT to grant each newly-elected trustee an option to purchase 5,000 shares that vest over four years.

The following table summarizes the fees and other compensation earned by our Non-Employee Trustees for their service on our Board of Trustees and any committees of the Board of Trustees during 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
Dorrit Bern	57,500	55,611	113,111

Stephen B. Cohen	72,000	55,611	127,611

M. Walter D’Alessio	86,000	55,611	141,611

Rosemarie B. Greco(2)	10,500	0	10,500

Leonard I. Korman	60,500	55,611	116,111

Ira M. Lubert	58,500	55,611	114,111

Donald F. Mazziotti	63,500	55,611	119,111

Mark E. Pasquerilla	48,500	55,611	104,111

John J. Roberts	78,500	55,611	134,111

(1)	The amounts reported in the Stock Awards column represent the grant date fair value as determined in accordance with Topic 718 based on the average of the high and low sale prices of a common share on the date of grant. For information regarding significant factors, assumptions and methodologies used in our computations pursuant to Topic 718, see Note 8, “Share Based Compensation,” to PREIT’s consolidated financial statements included in PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following table summarizes the aggregate number of restricted shares and options held by our Trustees outstanding at December 31, 2011.

Name	Restricted Shares	Total Options	Exercisable Options	Unexercisable Options
Dorrit J. Bern	7,257	5,000	2,500	2,500
Stephen B. Cohen	7,257	5,000	5,000	0
M. Walter D’Alessio	7,257	5,000	5,000	0
Leonard I. Korman	7,257	0	0	0
Ira M. Lubert	7,257	0	0	0
Donald F. Mazziotti	7,257	5,000	5,000	0
Mark E. Pasquerilla	7,257	5,000	5,000	0
John J. Roberts	7,257	5,000	5,000	0

(2)	Ms. Greco did not stand for reelection at the 2011 Annual Meeting of Shareholders, but is a nominee for election at the 2012 Annual Meeting of Shareholders.

Compensation Committee Interlocks and Insider Participation

No member of PREIT’s Compensation Committee is or was during 2011 an employee, or is or ever has been an officer, of PREIT or its subsidiaries. No executive officer of PREIT served as a director or a member of the compensation committee of another company, one of whose executive officers serves as a member of PREIT’s Board of Trustees or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Equity Compensation Plans

The following table summarizes PREIT’s equity compensation plans as of December 31, 2011:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders	30,932	(2)	$29.23	1,135,072	(3)
Equity compensation plans not approved by shareholders	—		—	—
Total	30,932	(2)	$29.23	1,135,072

(1)	Does not include shares reflected in the column entitled “Number of shares to be issued upon exercise of outstanding options, warrants and rights.”
(2)	Does not include 934,128 restricted shares awarded under PREIT’s 2003 Equity Incentive Plan, and does not include 16,008 shares awarded under PREIT’s 2008 Restricted Share Plan for Non-Employee Trustees that, in each case, were outstanding and unvested at December 31, 2011.
(3)	Includes 928,814 shares available for awards under PREIT’s Amended and Restated 2003 Equity Incentive Plan as of December 31, 2011, 13,000 shares available for awards under PREIT’s 2008 Restricted Share Plan for Non-Employee Trustees. The 2008 Restricted Share Plan for Non-Employee Trustees and 193,258 shares available for issuance under PREIT’s Employee Share Purchase Plan.

Principal Shareholders and Management Ownership

Principal Security Holders

The following table shows information concerning beneficial ownership of PREIT’s shares by the only persons known by PREIT as being the beneficial owner of more than 5% of PREIT’s common shares of beneficial interest based on PREIT’s review of publicly available filings made with the Securities and Exchange Commission by such persons:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership as of Date of Applicable SEC Filing	Percent of Outstanding Shares as of April 9, 2012
The Vanguard Group, Inc.(1) 100 Vanguard Blvd. Malvern, PA 19355	5,636,097	10.12%
BlackRock, Inc.(2) 40 East 52nd Street New York, NY 10022	4,794,307	8.61%

(1)	Based on a Schedule 13G/A filed with the SEC on February 9, 2012. As of December 31, 2011, the Vanguard Group, Inc. had sole voting power over 78,013 of the shares reported and sole dispositive power over 5,558,084 of the shares reported.
(2)	Based on a Schedule 13G/A filed with the SEC on February 10, 2012. Blackrock Inc. has sole voting and dispositive power over all 4,794,307 of the shares reported. The shares are held in various BlackRock subsidiaries including BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia Limited, BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited, BlackRock Fund Managers Limited, BlackRock Asset Management Ireland Limited and BlackRock International Limited, none of which individually own 5% or more of the outstanding shares.

Management Ownership

Share ownership information with respect to our current trustees and executive officers is set forth above in “Item 10—TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.

Related Party Transactions Policy

PREIT’s Board of Trustees has adopted a written policy related to the review and approval or ratification of related party transactions. The procedures set forth in the policy do not replace or supersede any other policies or procedures related to the approval of transactions by PREIT as set forth in PREIT’s other corporate governance policies or as required by law.

The related party transactions policy requires that any related party transaction be reviewed and approved or ratified by a special committee comprised of independent trustees. The Board of Trustees has appointed M. Walter D’Alessio, Chair, Leonard I. Korman and Donald F. Mazziotti as the members of the Special Committee. Any member of the Special Committee with an interest in a related party transaction will not vote on the approval or ratification of that transaction, but may participate, to the extent requested by the Chair of the Special Committee, in the Special Committee’s consideration of that transaction.

Related parties that are covered by the policy include any executive officer, trustee, nominee for trustee or 5% shareholder of PREIT, any immediate family member of those persons, any entity that is owned or controlled by any of the foregoing persons or any entity in which such a person is an executive officer or has a substantial ownership interest. Related party transaction means any transaction or series of similar transactions and any material amendment or modification to such a transaction:

•	involving an amount of at least $120,000 in which PREIT is a participant and in which a related party will have a direct or indirect material interest; and

•	that occurred subsequent to the adoption of the policy and has not previously been approved or ratified pursuant to the policy.

The related party transactions policy expressly excepts certain ordinary course transactions from the review, approval and ratification requirements of the policy.

The related party transactions policy requires executive officers and trustees of PREIT to notify PREIT’s General Counsel as soon as reasonably practicable of any potential related party transaction. PREIT’s General Counsel then determines whether the transaction requires compliance with the related party transactions policy. If the transaction is a related party transaction, full details of the transaction are submitted to the Special Committee. The Special Committee will then determine whether to ratify or approve the transaction. The Special Committee considers, among other things:

•	the terms of the transaction and whether the terms are fair to PREIT and are on the same basis as if the transaction did not involve a related party;

•	the reasons for PREIT to enter into the transaction;

•	whether the transaction would impair the independence of a non-employee trustee;

•	whether the transaction presents an improper conflict for any trustee or executive officer of PREIT; and

•	the materiality of the transaction.

PREIT’s 2008 acquisition of an interest in a partnership owning an office building located within the boundaries of Cherry Hill Mall, discussed below, was approved pursuant to PREIT’s related party transactions policy. PREIT’s 2012 amendment to its office lease with an entity in which certain of its officers/trustees have an interest, discussed below, was also approved pursuant to PREIT’s related party transactions policy. None of the other transactions described below under “—Transactions with Management” were reviewed, ratified or approved pursuant to PREIT’s related party transactions policy because each of the transactions was either entered into before PREIT adopted the policy or is not considered to be a related party transaction under the terms of the policy. Each of the transactions described below were, to the extent deemed necessary and appropriate by the Board of Trustees, reviewed and approved by PREIT’s Board of Trustees, the Special Committee and /or, as appropriate, the independent or non-employee members of PREIT’s Board of Trustees.

Transactions with Management

Tax Protection Agreements

On October 8, 2004, PREIT signed an agreement to purchase 100% of the partnership interests in Cumberland Mall Associates, a New Jersey limited partnership that owned the Cumberland Mall in Vineland, New Jersey. On February 1, 2005, PREIT completed this purchase and the purchase of a vacant 1.7 acre undeveloped parcel adjacent to the mall. PREIT has agreed to provide tax protection to the prior owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin and George F. Rubin are beneficiaries of this tax protection agreement. Separately, on January 22, 2008, PREIT, PREIT Associates, L.P. and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P., City Lime Associates, Ronald Rubin, George Rubin, Joseph Coradino and two other individuals regarding the acquisition of an office building located within the boundaries of PREIT’s Cherry Hill Mall. In connection with that agreement, PREIT and PREIT Associates agreed to provide tax protection to Ronald Rubin, George Rubin, Joseph Coradino and one other individual resulting from the sale of the office building during the eight years following the initial closing.

Each of these tax protection agreements requires PREIT to make payments to the respective counterparties if PREIT takes certain actions, such as selling the properties covered by the respective agreement, that trigger tax liabilities for the counterparties. The payments under the agreements could be substantial.

Other Transactions

PREIT-RUBIN, Inc. currently provides management, leasing and development services for seven properties owned by partnerships and other entities in which Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, have significant ownership interests. Total revenue earned by PREIT-RUBIN, Inc. for such services was $0.5 million for the year ended December 31, 2011. In addition, the mother of Stephen B. Cohen, a trustee of PREIT, has an interest in one additional property for which PREIT-RUBIN, Inc. provides management, leasing and development services. Total revenues earned by PREIT-RUBIN, Inc. for such services were $0.6 million for the year ended December 31, 2011.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Under the original lease, as amended to date (the “Original Lease”), we rented approximately 68,100 square feet of space, and our base rent was $1.5 million. Our total rent expense in 2011 was $1.8 million. The Original Lease had a 10 year term that commenced on November 1, 2004. We had the option to renew the Original Lease for up to two additional five year periods at the then current fair market rate calculated in accordance with the terms of the office lease.

Under the Original Lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, we are consolidating our office space into approximately 58,000 square feet. The term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period will be no less than three and no more than seven years, at our discretion, and the second will be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

Ronald Rubin and George F. Rubin are brothers. Two of George F. Rubin’s sons, Daniel Rubin and Timothy Rubin, are employed by subsidiaries of PREIT. Daniel Rubin is Vice President-Redevelopment of PREIT and his annual salary in 2011 was approximately $156,000 and in 2012 is approximately $161,000. Timothy Rubin is Executive Vice President-Leasing of PREIT and his annual salary in 2011 was approximately $276,000 and in 2012 is approximately $284,000. In addition, Daniel Rubin received 3,316 restricted shares in 2011 with a grant date fair value of approximately $51,000, and his bonus with respect to 2011 was approximately $43,000, and Timothy Rubin received 9,661 restricted shares in 2011 with a grant date fair value of approximately $133,000, and his bonus with respect to 2011 was approximately $165,000. In addition, Timothy Rubin received additional restricted share units in 2011 worth approximately $152,000 on the grant date and received a cash payment of approximately $53,000 with respect to a 2009 PIU award.

Independence of Directors

More than half of the members of PREIT’s Board of Trustees are independent trustees. For a trustee to be considered independent, PREIT’s Board of Trustees must determine that the trustee does not have any direct or indirect material relationship with PREIT. PREIT’s Board of Trustees has established guidelines to assist it in determining trustee independence, which are contained in the Company’s corporate governance guidelines. These guidelines conform to the independence requirements contained in the New York Stock Exchange listing rules. In addition, PREIT’s Board of Trustees has adopted categorical standards to assist it in making determinations of independence. The guidelines and the categorical standards that PREIT’s Board of Trustees uses to determine whether a trustee is independent specify that:

1.	Other than in his or her capacity as a trustee or shareholder of PREIT, no independent trustee shall have a material relationship with PREIT (either directly or as a partner, shareholder, officer or other affiliate of an organization, including a charitable organization, that has a material relationship with PREIT). For this purpose, a trustee shall be presumed not to have a material relationship with PREIT if he or she is not and, within the past two years, has not been an executive officer of, or the direct or indirect owner of more than 10% of the equity interest in, any business or professional entity:

•

that within the last two years has made or received, or going forward proposes to make or receive, payments to or from PREIT or any of its subsidiaries for property or services in excess of 5% of (i) PREIT’s consolidated gross revenues for its last full fiscal year, or (ii) the other entity’s consolidated gross revenues for its last full fiscal year; or

•	to which PREIT or any of its affiliates is indebted in an aggregate amount exceeding 5% of PREIT’s total consolidated assets as of the end of PREIT’s last full fiscal year.

2.	No independent trustee shall have been employed by PREIT, and no immediate family member of an independent trustee shall have been an executive officer of PREIT, within the past three years.

3.	No independent trustee shall have received more than $120,000 in direct annual compensation from PREIT within the past three years, other than trustee and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

4.	No independent trustee shall have been affiliated with or employed by a present or former auditor of PREIT within the last three years.

5.	Within the last three years, no independent trustee shall have been an employee of another company if an executive officer of PREIT then served on the compensation committee of such other company.

6.	Within the last three years, no independent trustee shall have served as an executive officer or employee of a company that made payments to, or received payments from, PREIT for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or 2% of such other company’s consolidated gross revenues.

7.	No immediate family member of an independent trustee shall fit within the categories prohibited by any of the foregoing (other than with respect to the prohibition on employment by PREIT, which addresses immediate family members directly), and no independent trustee may have any relationships with PREIT that are substantially similar to any of the categories prohibited by the foregoing.

8.	Independent trustees shall satisfy any other independence criteria required by applicable law or regulation or established by the Board of Trustees.

The Board determined that the following 8 members of PREIT’s 12 member Board of Trustees satisfy the New York Stock Exchange’s independence requirements and PREIT’s guidelines: Dorrit J. Bern, Stephen B. Cohen, M. Walter D’Alessio, Leonard I. Korman, Ira M. Lubert, Donald F. Mazziotti, Mark E. Pasquerilla and John J. Roberts.

All members of each of the Compensation Committee, Audit Committee and Nominating and Governance Committee of PREIT’s Board of Trustees must be, and are, independent trustees. Members of the Audit Committee must also, and do, satisfy additional Securities and Exchange Commission independence requirements, which provide that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from PREIT or any of its subsidiaries other than compensation for serving on PREIT’s Board of Trustees or on committees of PREIT’s Board of Trustees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

In addition to retaining KPMG to audit PREIT’s consolidated financial statements for 2011, PREIT retained KPMG to provide other auditing and advisory services in 2011. PREIT understands the need for KPMG to maintain objectivity and independence in its audit of PREIT’s financial statements.

The aggregate fees billed for professional services by KPMG in 2011 and 2010 for these various services were:

Type of Fees	2011	2010
Audit Fees	$700,000	$777,000
Audit-Related Fees	95,000	209,000
Tax Fees	60,500	75,000

Total	$856,000	$1,061,000

In the table above, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees PREIT paid KPMG for professional services for the audit of PREIT’s consolidated financial statements included in PREIT’s Forms 10-K, review of financial statements included in PREIT’s Forms 10-Q and for services that are normally provided by the accountant in connection with the review of other filings and consents; “audit-related fees” are fees for comfort letters and for work performed in connection with S-3 and S-8 registration statements; and “tax fees” are fees for tax compliance, tax preparation and other tax consultation related to transactions consummated by PREIT during 2011 and 2010.

Pre-Approval Policies and Procedures

In accordance with the SEC’s auditor independence rules, the Audit Committee pre-approves all audit and permissible non-audit services to be provided to us by our independent auditor. The Audit Committee has delegated pre-approval authority between meetings of the Audit Committee to the chair of the Audit Committee. The fees listed in the table below were properly pre-approved. The Audit Committee or its chair considered the nature of the non-audit services provided by KPMG and determined that those services were compatible with the provision of independent audit services by KPMG.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

(1) Financial Statements
No financial statements are filed with this Amendment. These items were included as part of the Original Filing.
(2) Financial Statement Schedules
No financial statement schedules are filed with this Amendment. These items were included as part of the Original Filing.

(3) Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

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

Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.43	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.44	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.45	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.46	Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees, filed as Exhibit 10.58 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 16, 2010 is incorporated herein by reference.

+10.47	Amendment No. 2 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan For Non-Employee Trustees, filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.48	Amendment No. 3 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees (previously filed with Original Filing).

+10.49	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.50	PREIT’s Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.51	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.52	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.53	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.54	2010-2012 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2010, is incorporated herein by reference.

+10.55	Form of Annual Incentive Compensation Opportunity Award for the Chairman and Chief Executive Officer, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.56	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.57	Form of Annual Incentive Compensation Opportunity Award for the Other Members of the Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.58	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

+10.59	Form of Performance Incentive Unit Award Agreement under PREIT’s 2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.60	Form of 2010-2012 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q, filed on April 29, 2010, is incorporated herein by reference.

+10.61	2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.62	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.63	Form of Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.64

Form of Annual Incentive Compensation Award for the Company’s Chief Executive Officer, the three other members of the Company’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to PREIT’s Current Report on

From 8-K dated July 26, 2011, is incorporated herein reference.

+10.65	Form of Annual Incentive Compensation Opportunity Aware for Officers other than Named Executive Officers, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2011, is incorporated herein reference.

10.66	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.67	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.68	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.69	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.70	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates; filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.71	Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.72	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated by reference herein.

10.73	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21	Direct and Indirect Subsidiaries of the Registrant (previously filed with Original Filing).

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm) (previously filed with Original Filing).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Original Filing).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Original Filing).

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on

Form 10-K for the period ended December 31, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (previously filed with Original Filing).

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 30, 2012	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	April 30, 2012
Ronald Rubin	(principal executive officer)

/s/ George F. Rubin	Vice Chairman and Trustee	April 30, 2012
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	April 30, 2012
Edward A. Glickman

/s/ Joseph F. Coradino	Executive Vice President and Trustee	April 30, 2012
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	April 30, 2012
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer	April 30, 2012
Jonathen Bell	(principal accounting officer)

/s/ Dorrit J. Bern	Trustee	April 30, 2012
Dorrit J. Bern

/s/ Stephen B. Cohen	Trustee	April 30, 2012
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	April 30, 2012
M. Walter D’Alessio

/s/ Leonard I. Korman	Trustee	April 30, 2012
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	April 30, 2012
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	April 30, 2012
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	April 30, 2012
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	April 30, 2012
John J. Roberts

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.