Form 10-Q
period 2012-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2012-04-30
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at April 25, 2012: 55,953,163

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,473,802	$3,470,167
Construction in progress	96,671	91,538
Land held for development	15,107	15,292

Total investments in real estate	3,585,580	3,576,997
Accumulated depreciation	(875,267)	(844,010)

Net investments in real estate	2,710,313	2,732,987

INVESTMENTS IN PARTNERSHIPS, at equity:	15,866	16,009
OTHER ASSETS:
Cash and cash equivalents	26,022	21,798
Tenant and other receivables (net of allowance for doubtful accounts of $16,765 and $17,930 at March 31, 2012 and December 31, 2011, respectively)	34,322	39,832
Intangible assets (net of accumulated amortization of $52,248 and $51,625 at March 31, 2012 and December 31, 2011, respectively)	9,298	9,921
Deferred costs and other assets	88,551	89,707

Total assets	$2,884,372	$2,910,254

LIABILITIES:
Mortgage loans payable (including debt premium of $201 and $282 at March 31, 2012 and December 31, 2011, respectively)	$1,751,517	$1,691,381
Exchangeable Notes (net of debt discount of $342 and $849 at March 31, 2012 and December 31, 2011, respectively)	136,558	136,051
Term Loans	240,000	240,000
Revolving Facility	30,000	95,000
Tenants’ deposits and deferred rent	15,635	13,278
Distributions in excess of partnership investments	65,869	64,938
Fair value of derivative instruments	19,661	21,112
Accrued expenses and other liabilities	54,866	60,456

Total liabilities	2,314,106	2,322,216
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 55,531 shares at March 31, 2012 and 55,677 shares at December 31, 2011	55,531	55,677
Capital contributed in excess of par	1,047,775	1,047,487
Accumulated other comprehensive loss	(32,416)	(34,099)
Distributions in excess of net income	(543,058)	(524,738)

Total equity—PREIT	527,832	544,327
Noncontrolling interest	42,434	43,711

Total equity	570,266	588,038

Total liabilities and equity	$2,884,372	$2,910,254

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2012	2011
REVENUE:
Real estate revenue:
Base rent	$72,040	$71,759
Expense reimbursements	32,026	33,762
Percentage rent	918	982
Lease termination revenue	651	25
Other real estate revenue	3,221	3,034

Total real estate revenue	108,856	109,562
Interest and other income	762	918

Total revenue	109,618	110,480
EXPENSES:
Operating expenses:
CAM and real estate taxes	(36,209)	(37,304)
Utilities	(5,289)	(5,831)
Other operating expenses	(4,898)	(5,958)

Total operating expenses	(46,396)	(49,093)
Depreciation and amortization	(33,719)	(34,510)
Other expenses:
General and administrative expenses	(9,885)	(9,582)
Project costs and other expenses	(358)	(144)

Total other expenses	(10,243)	(9,726)
Interest expense, net	(31,669)	(33,613)

Total expenses	(122,027)	(126,942)
Loss before equity in income of partnerships	(12,409)	(16,462)
Equity in income of partnerships	1,993	1,543

Net loss	(10,416)	(14,919)
Less: net loss attributable to noncontrolling interest	419	601

Net loss attributable to PREIT	$(9,997)	$(14,318)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended March 31,
(in thousands of dollars, except per share amounts)	2012	2011
Net loss	$(10,416)	$(14,919)
Noncontrolling interest	419	601
Dividends on unvested restricted shares	(61)	(117)

Loss used to calculate earnings per share—basic and diluted	$(10,058)	$(14,435)

Basic loss per share	$(0.18)	$(0.27)

Diluted loss per share	$(0.18)	$(0.27)

(in thousands of shares)
Weighted average shares outstanding—basic	54,908	54,466
Effect of common share equivalents(1)	—	—

Weighted average shares outstanding—diluted	54,908	54,466

(1)

The Company had net losses for all periods presented. Therefore, the effect of common share equivalents of 646 and 555 for the three months ended March 31, 2012 and 2011, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2012	2011

Comprehensive (loss) income:
Net loss	$(10,416)	$(14,919)
Unrealized gain on derivatives	1,451	3,490
Other	302	497

Total comprehensive loss	(8,663)	(10,932)
Less: Comprehensive loss attributable to noncontrolling interest	349	440

Comprehensive loss attributable to PREIT	$(8,314)	$(10,492)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended

March 31, 2012

(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2012	$588,038	$55,677	$1,047,487	$(34,099)	$(524,738)	$43,711
Total comprehensive loss	(8,663)	—	—	1,683	(9,997)	(349)
Shares issued upon redemption of Operating Partnership Units	—	20	297	—	—	(317)
Shares issued under distribution reinvestment and share purchase plan	149	10	139	—	—	—
Shares issued under employee share purchase plan	189	12	177	—	—	—
Shares retired under equity incentive plans, net of shares issued	(2,555)	(188)	(2,367)	—	—	—
Amortization of deferred compensation	2,042	—	2,042	—	—	—
Distributions paid to common shareholders ($0.15 per share)	(8,323)	—	—	—	(8,323)	—
Noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.15 per unit)	(349)	—	—	—	—	(349)
Other distributions to noncontrolling interest, net	(262)	—	—	—	—	(262)

Balance March 31, 2012	$570,266	$55,531	$1,047,775	$(32,416)	$(543,058)	$42,434

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2012	2011

Cash flows from operating activities:

Net loss	$(10,416)	$(14,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,385	31,410
Amortization	4,350	4,706
Straight-line rent adjustments	(153)	(276)
Provision for doubtful accounts	572	1,642
Amortization of deferred compensation	2,042	2,198
Change in assets and liabilities:
Net change in other assets	6,711	635
Net change in other liabilities	(1,912)	(5,095)

Net cash provided by operating activities	32,579	20,301

Cash flows from investing activities:
Additions to construction in progress	(7,719)	(7,210)
Investments in real estate improvements	(2,273)	(1,703)
Additions to leasehold improvements	(183)	(42)
Investments in partnerships	(93)	(132)
Capitalized leasing costs	(1,325)	(1,158)
(Increase) decrease in cash escrows	(1,984)	288
Cash distributions from partnerships in excess of equity in income	1,167	897

Net cash used in investing activities	(12,410)	(9,060)

Cash flows from financing activities:
Net repayment of Revolving Facility	(65,000)	—
Proceeds from mortgage loans	65,750	—
Principal installments on mortgage loans	(5,533)	(5,226)
Payment of deferred financing costs	(273)	(11)
Dividends paid to common shareholders	(8,323)	(8,327)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(349)	(347)
Shares of beneficial interest issued	338	139
Shares retired under equity incentive plans, net of shares issued	(2,555)	(1,875)

Net cash used in financing activities	(15,945)	(15,647)

Net change in cash and cash equivalents	4,224	(4,406)
Cash and cash equivalents, beginning of period	21,798	42,327

Cash and cash equivalents, end of period	$26,022	$37,921

See accompanying notes to the unaudited the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and the consolidated results of our operations and our cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2012, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2012, we held a 96.0% interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event that all of the outstanding OP Units held by limited partners were redeemed for cash, the total amount that would have been distributed as of March 31, 2012 would have been $35.3 million, which is calculated using our March 30, 2012 closing share price on the New York Stock Exchange of $15.27 multiplied by the number of outstanding OP Units held by limited partners, which was 2,309,118 as of March 31, 2012.

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

Effective January 1, 2012, in conjunction with our implementation of updates to the fair value measurements guidance, we made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis. This accounting policy election did not have a material effect on our financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2012 and December 31, 2011 were comprised of the following:

(in thousands of dollars)	As of March 31, 2012	As of December 31, 2011
Buildings, improvements and construction in progress	$3,068,092	$3,060,095
Land, including land held for development	517,488	516,902

Total investments in real estate	3,585,580	3,576,997
Accumulated depreciation	(875,267)	(844,010)

Net investments in real estate	$2,710,313	$2,732,987

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands of dollars)	2012	2011
Development/Redevelopment Activities:
Salaries and benefits	$133	$215
Real estate taxes	393	47
Interest	547	397
Leasing Activities:
Salaries, commissions and benefits	1,325	1,158

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2012 and December 31, 2011:

(in thousands of dollars)	As of March 31, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, at cost:
Retail properties	$404,446	$404,219
Construction in progress	1,949	2,092

Total investments in real estate	406,395	406,311
Accumulated depreciation	(147,908)	(144,671)

Net investments in real estate	258,487	261,640
Cash and cash equivalents	10,716	11,379
Deferred costs and other assets, net	20,111	19,687

Total assets	289,314	292,706

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	409,616	410,978
Other liabilities	6,623	6,645

Total liabilities	416,239	417,623

Net deficit	(126,925)	(124,917)
Partners’ share	(67,661)	(66,667)
PREIT’s share	(59,264)	(58,250)
Excess investment(1)	9,261	9,321

Net investments and advances	$(50,003)	$(48,929)

Investment in partnerships, at equity	$15,866	$16,009
Distributions in excess of partnership investments	(65,869)	(64,938)

Net investments and advances	$(50,003)	$(48,929)

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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands of dollars)	2012	2011
Real estate revenue	$19,377	$18,708
Expenses:
Operating expenses	(5,927)	(6,046)
Interest expense	(5,654)	(5,587)
Depreciation and amortization	(3,612)	(3,846)

Total expenses	(15,193)	(15,479)

Net income	4,184	3,229
Less: Partners’ share	(2,087)	(1,603)

PREIT’s share	2,097	1,626
Amortization of excess investment	(104)	(83)

Equity in income of partnerships	$1,993	$1,543

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of March 31, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, and as amended the “2010 Credit Facility”).

As of March 31, 2012, $30.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $220.0 million at March 31, 2012. In April 2012, we used proceeds from the Series A Preferred Share offering (see note 8) to repay $30.0 million of outstanding borrowings on our Revolving Facility. Following this paydown, there were no amounts outstanding under the Revolving Facility and the unused portion available to us was $250.0 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2012 was 4.25%. Interest expense related to the Revolving Facility was $0.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of March 31, 2012, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2012 was 5.08%. Interest expense related to the 2010 Term Loan was $3.3 million and $5.1 million, respectively, for the three months ended March 31, 2012 and 2011, excluding non-cash amortization of deferred financing fees.

Deferred financing fee amortization associated with the 2010 Credit Facility for each of the three months ended March 31, 2012 and 2011 was $0.9 million.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of March 31, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

As of both March 31, 2012 and December 31, 2011, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $0.3 million and $0.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended March 31, 2012 and 2011, was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. The Exchangeable Notes have an effective interest rate of 5.94%.

We intend to repay in full the Exchangeable Notes upon their maturity in June 2012, using available cash and borrowings from our Revolving Facility.

Mortgage Loans

The carrying value (including debt premium of $0.2 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,751.5	$1,765.4	$1,691.4	$1,683.4

The mortgage loans contain various customary default provisions. As of March 31, 2012, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity

2012 Activity:
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022

5. CASH FLOW INFORMATION

Cash paid for interest was $27.2 million (net of capitalized interest of $0.5 million) and $30.1 million (net of capitalized interest of $0.4 million) for the three months ended March 31, 2012 and 2011, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $18.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Related Party Transactions

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Under the original lease, our base rent was $1.5 million. Our total rent expense in 2011 was $1.8 million. The office lease had a 10 year term that commenced on November 1, 2004. We had the option to renew the office lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

Under the office lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, the term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second shall be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the transaction.

Employment Agreements

On April 25, 2012, we entered into amended employment agreements with Ronald Rubin and Joseph F. Coradino. See our Form 8-K filed on April 27, 2012 for further information.

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

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $17.3 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of March 31, 2012, we had entered into nine interest rate swap agreements and one cap agreement with a weighted average interest rate of 2.54% on a notional amount of $632.6 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 2.76% on a notional amount of $228.1 million maturing on various dates through January 2017.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On March 31, 2012, we considered these interest rate swap agreements and the cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2012 includes a net loss of $10.3 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at March 31, 2012 and December 31, 2011. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

(in millions of dollars) Notional Value	Fair Value at March 31, 2012(1)	Fair Value at December 31, 2011(1)	Interest Rate	Effective Date	Maturity Date

Interest Rate Swaps
$200.0	$(0.0)	$(0.7)	1.78%		April 2, 2012
25.0	(0.3)	(0.3)	1.83%		December 31, 2012
60.0	(0.8)	(0.9)	1.74%		March 11, 2013
40.0	(0.6)	(0.6)	1.82%		March 11, 2013
65.0	(2.9)	(3.2)	3.60%		September 9, 2013
68.0	(3.2)	(3.5)	3.69%		September 9, 2013
56.3	(2.7)	(2.9)	3.73%		September 9, 2013
55.0	(2.2)	(2.4)	2.90%		November 29, 2013
48.0	(2.0)	(2.1)	2.90%		November 29, 2013
Interest Rate Cap
15.3	(0.0)	(0.0)	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
200.0	(4.9)	(4.5)	2.96%	April 2, 2012	March 11, 2013
28.1	(0.1)	N/A	1.38%	January 2, 2013	January 2, 2017

	$(19.7)	$(21.1)

(1)

As of March 31, 2012 and December 31, 2011, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2012 and December 31, 2011, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three months ended		Consolidated Statements of Operations location
	March 31, 2012	March 31, 2011
Derivatives in cash flow hedging relationships
Interest Rate Products
Loss recognized in Other comprehensive income (loss) on derivatives	$(2.1) million	$(0.4) million	N/A
Loss reclassified from Accumulated Other Comprehensive loss into income (effective portion)	$3.9 million	$4.3 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2012, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $19.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $21.6 million. We had not breached any of these provisions as of March 31, 2012.

8. SERIES A PREFERRED SHARE OFFERING

In April 2012, we issued 4,600,000 of our 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share plus accrued dividends. We received net proceeds from the offering of $110.7 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay $30.0 million of outstanding borrowings under the Revolving Facility. After the repayment, there were no amounts outstanding under the Revolving Facility.

The Series A Preferred Shares will not be redeemable before April 20, 2017, except under circumstances intended to preserve our status as a real estate investment trust, or REIT, for federal and/or state income tax purposes and except upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series A Preferred Shares. On and after April 20, 2017, we may, at our option, redeem any or all of the Series A Preferred Shares for cash at $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. In addition, upon the occurrence of a Change of Control, we may, at our option, redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus, subject to certain exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.1 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.5 million square feet, of which we own approximately 22.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

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

Net loss for the three months ended March 31, 2012 was $10.4 million, a decrease of $4.5 million compared to a net loss of $14.9 million for the three months ended March 31, 2011. This increase was primarily due to lower operating expenses and lower interest expenses.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of March 31, 2012, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Leverage

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

Capital Improvements and Development Projects

We might make capital improvements at our operating properties. Such improvements vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $96.7 million as of March 31, 2012.

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term. As of March 31, 2012, we had incurred $56.7 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of March 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $18.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Dispositions

We did not dispose of any properties during the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2012 and 2011, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2012 and 2011:

	Occupancy (1) as of March 31,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2012	2011	2012	2011	2012	2011
Retail portfolio weighted average:
Total excluding anchors	86.9%	86.2%	93.1%	92.3%	87.9%	87.1%
Total including anchors	91.6%	90.4%	94.8%	94.2%	91.9%	90.8%
Malls weighted average:
Total excluding anchors	86.6%	85.9%	92.5%	94.8%	87.0%	86.5%
Total including anchors	91.4%	90.2%	94.0%	95.9%	91.5%	90.4%
Strip and power centers weighted average	97.2%	96.1%	95.2%	93.3%	95.8%	94.2%

(1)	Occupancy for both periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2012.

			Average Base Rent psf		Increase (Decrease) in Base Rent psf		Annualized Tenant Improvements psf (2)
	Number	GLA	Previous	New	Dollar	Percentage(1)
New Leases -Previously Leased Space:
1st Quarter	32	119,188	$20.58	$21.54	$0.96	4.7%	$3.02

New Leases -Previously Vacant Space: (3)
1st Quarter	35	124,425	N/A	$28.60	$28.60	N/A	$3.82

Renewal: (4)
1st Quarter	139	481,428	$22.28	$22.92	$0.64	2.9%	$—

Anchor New:
1st Quarter	3	285,136	N/A	$13.87	$13.87	N/A	$3.40

Anchor Renewal:
1st Quarter	1	100,115	$3.13	$3.13	$—	—	$—

(1)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes and other charges) were –1.3% for New Leases – Previously Leased Space and 0.0% for Renewals.
(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(3)	This category includes newly constructed and recommissioned space.
(4)	This category includes expansions, relocations and lease extensions.

As of March 31, 2012, for non-anchor leases, the average base rent per square foot as of the expiration date was $26.41 for the renewing leases in “Holdover” status and $25.34 for leases expiring in 2012.

The following information sets forth our results of operations for each of the three months ended March 31, 2012 and 2011.

Financial Overview

Net loss for the three months ended March 31, 2012 was $10.4 million, a decrease of $4.5 million compared to a net loss of $14.9 million for the three months ended March 31, 2011. Our March 31, 2012 results of operations were primarily affected by lower operating expenses and decreased interest expense.

	Three months ended March 31,		% Change 2010 to 2011
(in thousands of dollars)	2012	2011
Real estate revenue	$108,856	$109,562	(1%)
Interest and other income	762	918	(17%)
Operating expenses	(46,396)	(49,093)	(5%)
Depreciation and amortization	(33,719)	(34,510)	(2%)
General and administrative expenses	(9,885)	(9,582)	3%
Project costs and other expenses	(358)	(144)	149%
Interest expense, net	(31,669)	(33,613)	(6%)
Equity in income of partnerships	1,993	1,543	29%

Net loss	$(10,416)	$(14,919)	(30%)

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties, which are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $0.7 million, or 1%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to:

•	a decrease of $1.7 million in expense reimbursements, primarily due to a $1.6 million decrease in common area maintenance, real estate tax and utilities expenses;

•	an increase of $0.6 million in lease termination revenue, primarily as a result of $0.5 million received from one tenant during the three months ended March 31, 2012;

•	an increase of $0.3 million in base rent, including a $0.2 million increase in income from tenants with short-term agreements; and

•	an increase of $0.2 million in other revenue, including a $0.1 million increase in promotional income.

Operating Expenses

Operating expenses decreased by $2.7 million, or 5%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to:

•

a decrease of $1.4 million in common area maintenance expenses, including decreases of $1.7 million in snow removal expense and $0.3 million in common area utilities expense resulting from a mild and dry winter across the Mid-Atlantic states where many of our properties are located, partially offset by a $0.2 million increase in housekeeping and security services as a result of stipulated annual contractual increases;

•

a decrease of $1.0 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to the three months ended March 31, 2011; and

•

a decrease of $0.5 million in non-common area utility expense, due in part to a mild winter with above average temperatures across the Mid-Atlantic states where many of our properties are located and in part to the fact that electric rates at the Pennsylvania properties where we re-distribute electricity to our tenants decreased by approximately 7% as a result of deregulation and alternate supplier contracts executed over the past 12 months.

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

NOI excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the three months ended March 31, 2012 and 2011. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands of dollars)	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Real estate revenue	$117,979	$118,376	(0%)	$487	$484	1%	$118,466	$118,860	(0%)
Operating expenses	(48,882)	(51,614)	(5%)	(461)	(486)	(5%)	(49,343)	(52,100)	(5%)

Net Operating Income (Loss)	$69,097	$66,762	3%	$26	$(2)	1,400%	$69,123	$66,760	4%

Total NOI increased by $2.4 million, or 4%, in the three months ended March 31, 2012 compared to the three months ended March 30, 2011. Same Store NOI increased by $2.3 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

NOI includes lease termination revenue of $0.7 million and $0.0 million for the three months ended March 31, 2012 and 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.8 million, or 2%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily because certain lease intangibles related to three properties purchased during 2004 and 2005 became fully amortized after March 31, 2011.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 3%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the timing of certain expenditures.

Interest Expense

Interest expense decreased by $1.9 million, or 6%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was primarily due to a lower overall debt balance and lower applicable stated interest rates. Our weighted average effective borrowing rate was 5.96% for the three months ended March 31, 2012 compared to 6.11% for the three months ended March 31, 2011.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.5 million, or 29%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to increased revenue of $0.3 million and decreased depreciation and amortization expenses of $0.1 million.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income excluding gains and losses on sales of operating properties (computed in accordance with GAAP), plus real estate depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. In 2011, NAREIT reiterated its established guidance that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs.

FFO does not include gains and losses on sales of operating real estate assets which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to FFO.

The following table presents FFO and FFO per diluted share and OP Unit for the three months ended March 31, 2012 and 2011:

(in thousands of dollars, except per share amounts)	Three Months Ended March 31, 2012	% Change 2011 to 2012	Three Months Ended March 31, 2011
Funds from operations	$24,962	17%	$21,309
Funds from operations per diluted share and OP Unit	$0.43	16%	$0.37

Weighted average number of shares outstanding	54,908		54,466
Weighted average effect of full conversion of OP Units	2,328		2,329
Effect of common share equivalents	646		555

Total weighted average shares outstanding, including OP Units	57,882		57,350

FFO was $25.0 million for the three months ended March 31, 2012, an increase of $3.7 million, or 17%, compared to $21.3 million for the three months ended March 31, 2011. This increase primarily was due to:

•	an increase of $2.4 million in NOI (presented using the “proportionate-consolidation method;” see “—Net Operating Income”); and

•	a decrease in interest expense of $1.9 million.

FFO per diluted share increased $0.06 per share to $0.43 per share for the three months ended March 31, 2012, compared to $0.37 per share for the three months ended March 31, 2011.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our unaudited Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO are discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three months ended March 31, 2012
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Total
Real estate revenue	$108,856	$9,610	$118,466
Operating expenses	(46,396)	(2,947)	(49,343)

Net operating income	62,460	6,663	69,123
General and administrative expenses	(9,885)	—	(9,885)
Interest and other income	762	—	762
Project costs and other expenses	(358)	—	(358)
Interest expense, net	(31,669)	(2,819)	(34,488)
Depreciation on non real estate assets	(192)	—	(192)

Funds from operations	21,118	3,844	24,962
Depreciation on real estate assets	(33,527)	(1,851)	(35,378)
Equity in income of partnerships	1,993	(1,993)	—

Net loss	$(10,416)	$—	$(10,416)

	Three months ended March 31, 2011
(in thousands of dollars)	Consolidated	Share of unconsolidated partnerships	Total
Real estate revenue	$109,562	$9,298	$118,860
Operating expenses	(49,093)	(3,007)	(52,100)

Net operating income	60,469	6,291	66,760
General and administrative expenses	(9,582)	—	(9,582)
Interest and other income	918	—	918
Project costs and other expenses	(144)	—	(144)
Interest expense, net	(33,613)	(2,778)	(36,391)
Depreciation on non real estate assets	(252)	—	(252)

Funds from operations	17,796	3,513	21,309
Depreciation on real estate assets	(34,258)	(1,970)	(36,228)
Equity in income of partnerships	1,543	(1,543)	—

Net loss	$(14,919)	$—	$(14,919)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended for the year ended December 31, 2011 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in March 2012 for the first quarter of 2012 were $8.7 million, based on distributions of $0.15 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain of our longer-term requirements, such as remaining obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions and renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

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

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115 million of preferred shares in an underwritten public offering. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of March 31, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, and as amended, the “2010 Credit Facility”).

As of March 31, 2012, $30.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $220.0 million at March 31, 2012. In April 2012, we used proceeds from the Series A Preferred Share offering mentioned above to repay $30.0 million of outstanding borrowings on our Revolving Facility. Following this paydown, there were no amounts outstanding under the Revolving Facility and the unused portion available to us was $250.0 million.

The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2012 was 4.25%. Interest expense related to the Revolving Facility was $0.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of March 31, 2012, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2012 was 5.08%. Interest expense related to the 2010 Term Loan was $3.3 million and $5.1 million, respectively, for the three months ended March 31, 2012 and 2011, excluding non-cash amortization of deferred financing fees.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 2.75% and 4.00% per annum, depending on our leverage, in excess of LIBOR. The rate in effect at March 31, 2012 was 4.00%. The following table presents the applicable credit spread over LIBOR at various leverage levels:

Less than 50%	2.75%
Equal to or greater than 50% but less than 55%	3.00%
Equal to or greater than 55% but less than 60%	3.25%
Equal to or greater than 60% but less than 65%	3.50%
Equal to or greater than 65% but less than 70%	4.00%

Deferred financing fee amortization associated with the 2010 Credit Facility for each of the three months ended March 31, 2012 and 2011 was $0.9 million.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of March 31, 2012, we were in compliance with all of these covenants.

Exchangeable Notes

As of both March 31, 2012 and December 31, 2011, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes due 2012 (the “Exchangeable Notes”) remained outstanding, excluding debt discount of $0.3 million and $0.8 million, respectively.

Interest expense related to our Exchangeable Notes for each of the three months ended March 31, 2012 and 2011, was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million and the non-cash amortization of deferred financing fees of $0.2 million. The Exchangeable Notes have an effective interest rate of 5.94%.

We intend to repay in full the Exchangeable Notes upon their maturity in June 2012 using available cash and borrowings from our Revolving Facility.

Series A Preferred Share Offering

In April 2012, we issued 4,600,000 of our 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share plus accrued dividends. We received net proceeds from the offering of $110.7 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay $30.0 million of outstanding borrowings under the Revolving Facility. After the repayment, there were no amounts outstanding under the Revolving Facility.

The Series A Preferred Shares will not be redeemable before April 20, 2017, except under circumstances intended to preserve our status as a real estate investment trust, or REIT, for federal and/or state income tax purposes and except upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series A Preferred Shares. On and after April 20, 2017, we may, at our option, redeem any or all of the Series A Preferred Shares for cash at $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. In addition, upon the occurrence of a Change of Control, we may, at our option, redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus, subject to certain exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted.

Interest Rate Derivative Agreements

As of March 31, 2012, we had entered into nine interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.54% on a notional amount of $632.6 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements that have a weighted average interest rate of 2.76% on a notional amount of $228.1 million maturing on various dates through January 2017.

We entered into these interest rate swap agreements (including the forward starting swap agreements) and cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements and cap agreement as hedges at inception and on a quarterly basis. On March 31, 2012, we considered these interest rate swap agreements and the cap agreement to be highly effective as cash flow hedges. The interest rate swap agreements and cap agreement are net settled monthly.

As of March 31, 2012, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $19.7 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of March 31, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $19.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $21.6 million. We had not breached any of the provisions as of March 31, 2012.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2012 relating to our consolidated properties.

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity
2012 Activity:
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2022. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 7.50% and had a weighted average interest rate of 5.75% at March, 31, 2012. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.44% at March, 31, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.92% at March 31, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of March 31, 2012.

	Payments by Period
(in thousands of dollars)	Total	2012	2013-2014	2015-2016	Thereafter
Principal payments	$70,046	$15,161	$29,347	$16,347	$9,191
Balloon payments (1)	1,681,270	409,997	496,926	514,421	259,926

Total	$1,751,316	$425,158	$526,273	$530,768	$269,117

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2012, $98.3 million may be extended under extension options in the respective loan agreements; however, we might be required to repay a portion of the principal balance in order to exercise the extension options.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2012 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2012(1)	2013-2014	2015-2016	Thereafter
Mortgage loans (2)	$1,751,316	$425,158	$526,273	$530,768	$269,117
Exchangeable Notes (3)	136,900	136,900	—	—	—
2010 Term Loan (4)	240,000	—	240,000	—	—
Revolving Facility (4)	30,000	—	30,000	—	—
Interest on indebtedness (5)	314,781	77,189	149,741	59,883	27,968
Operating leases	5,569	1,720	3,622	226	1
Ground leases	43,507	545	1,295	1,310	40,357
Development and redevelopment commitments (6)	18,448	18,448	—	—	—

Total	$2,540,521	$659,960	$950,931	$592,187	$337,443

(1)

Includes $0.1 million of principal payments and $42.2 million of balloon payments related to the mortgage loan secured by Beaver Valley Mall. In April 2012, this mortgage loan passed its Anticipated Repayment Date. The final maturity date is April 2032.

(2)

We have six mortgage loans secured by five properties that are scheduled to mature by their terms in 2012 with an aggregate balance of $413.0 million as of March 31, 2012, including the mortgage loans secured by Cherry Hill Mall that had an aggregate balance of $233.0 million as of March 31, 2012. We expect to refinance these mortgage loans with new mortgage loans secured by the underlying properties, or to extend the maturity according to the terms of the specific mortgage loan, or, to the extent that we are unable to obtain mortgage loans for these properties on terms that are satisfactory to us, or at all, we expect to utilize the Revolving Facility and other capital resources to repay the amounts outstanding under such mortgage loans.

(3)	We intend to repay in full the Exchangeable Notes upon their maturity in June 2012, using available cash and borrowings from our Revolving Facility.
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

CASH FLOWS

Net cash provided by operating activities totaled $32.6 million for the three months ended March 31, 2012 compared to $20.3 million for the three months ended March 31, 2011. This increase in cash from operating activities was primarily due to increased net operating income, lower interest expense, and other working capital changes.

Cash flows used in investing activities were $12.4 million for the three months ended March 31, 2012 compared to cash flows used in investing activities of $9.1 million for the three months ended March 31, 2011. Investing activities for the three months ended March 31, 2012 reflect investment in construction in progress of $7.7 million and real estate improvements of $2.3 million, primarily relating to ongoing maintenance of our properties. Investing activities for the three months ended March 31, 2011 reflect investment in construction in progress of $7.2 million and real estate improvements of $1.7 million.

Cash flows used in financing activities were $15.9 million for the three months ended March 31, 2012 compared to cash flows used in financing activities of $15.6 million for the three months ended March 31, 2011. Cash flows used in financing activities for the three months ended March 31, 2012 included dividends and distributions of $8.7 million, principal installments on mortgage loans of $5.5 million and a net $65.0 million pay down of the Revolving Facility. We also received $65.8 million in proceeds from a mortgage loan on Capital City Mall in the three months ended March 31, 2012. Cash flows used in financing activities for the three months ended March 31, 2011 reflected dividends and distributions of $8.7 million and principal installments on mortgage loans of $5.2 million.

COMMITMENTS

As of March 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $18.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Except as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PREIT Associates” refer to PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PRI” refer to PREIT-RUBIN, Inc., which is a taxable REIT subsidiary of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2012, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 4.25%, $30.0 million borrowed under our Revolving Facility, which bore interest at a rate of 4.25%, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $0.3 million, and $1,751.5 million in fixed and variable rate mortgage loans, including $0.2 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2022. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 7.50% and had a weighted average interest rate of 5.75% at March, 31, 2012. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.44% at March, 31, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.92% at March 31, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2012	$463,133	(2)	5.40%	$98,925		2.18%
2013	$125,252		5.12%	$287,933		2.65%
2014	$112,391		6.54%	$270,697	(3)	1.53%
2015	$282,968		5.80%	$728		2.34%
2016 and thereafter	$463,373		5.61%	$52,816		3.12%

(1)	Based on the weighted average interest rate in effect as of March 31, 2012.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes 2010 Term Loan borrowings of $240.0 million with a weighted average interest rate of 4.25% and Revolving Facility borrowings of $30.0 million with a weighted average interest rate of 4.25% as of March 31, 2012.

As of March 31, 2012, we have $711.1 million of variable rate debt. Also, as of March 31, 2012, we had entered into nine interest rate swap agreements and one cap agreement with a weighted average interest rate of 2.54% on a notional amount of $632.6 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 2.76% on a notional amount of $228.1 million maturing on various dates through January 2017. We entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap and cap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2012 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $42.6 million at March 31, 2012. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $39.5 million at March 31, 2012. Based on the variable rate debt included in our debt portfolio at March 31, 2012, a 100 basis point increase in interest rates would have resulted in an additional $1.0 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.0 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 of the notes to our unaudited consolidated financial statements.

Because the information presented above includes only those exposures that existed as of March 31, 2012, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended for the year ended December 31, 2011, as well as the following:

Our recently announced management changes could impact our business and our prospects.

On March 21, 2012, we announced that our chief executive officer, Ronald Rubin, will retire from that position and that Joseph F. Coradino will become our new chief executive officer, effective as of our annual meeting on June 7, 2012. Our future success depends upon the ability of our corporate management team to implement this management transition and to continue to execute our business strategies. If we fail to manage the transition successfully, it would have a negative impact on our business and our prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2012 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2012	—	$—	—	$—
February 1 — February 29, 2012	191,442	13.35	—	—
March 1 — March 31, 2012	—	—	—	—

Total	191,442	$13.35	—	$—

On March 26, 2012, we issued 20,000 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates, L.P. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 5. OTHER INFORMATION

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Under the original lease, as amended to date (the “Original Lease”), we rented approximately 68,100 square feet of space, and our base rent was $1.5 million. Our total rent expense in 2011 was $1.8 million. The Original Lease had a 10 year term that commenced on November 1, 2004. We had the option to renew the Original Lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

Under the Original Lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, we are consolidating into approximately 58,000 square feet. The term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second shall be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the transaction.

ITEM 6.	EXHIBITS.

10.1	Pennsylvania Real Estate Investment Trust 2012-2014 Restricted Share Unit Program.

10.2	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the three months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 30, 2012	By:	/S/ RONALD RUBIN
Ronald Rubin Chief Executive Officer

	By:	/S/ ROBERT F. MCCADDEN
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/S/ JONATHEN BELL
Jonathen Bell Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

10.1*	Pennsylvania Real Estate Investment Trust 2012-2014 Restricted Share Unit Program.

10.2*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the three months ended March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.