Form 10-Q
period 2012-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2012-08-01
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at July 30, 2012: 56,009,160

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,497,945	$3,470,167
Construction in progress	93,333	91,538
Land held for development	15,107	15,292

Total investments in real estate	3,606,385	3,576,997
Accumulated depreciation	(906,650)	(844,010)

Net investments in real estate	2,699,735	2,732,987

INVESTMENTS IN PARTNERSHIPS, at equity:	15,546	16,009
OTHER ASSETS:
Cash and cash equivalents	14,582	21,798
Tenant and other receivables (net of allowance for doubtful accounts of $15,603 and $17,930 at June 30, 2012 and December 31, 2011, respectively)	31,961	39,832
Intangible assets (net of accumulated amortization of $21,011 and $51,625 at June 30, 2012 and December 31, 2011, respectively)	9,085	9,921
Deferred costs and other assets	92,941	89,707

Total assets	$2,863,850	$2,910,254

LIABILITIES:
Mortgage loans payable (including debt premium of $112 and $282 at June 30, 2012 and December 31, 2011, respectively)	$1,741,841	$1,691,381
Exchangeable Notes (net of debt discount of $849 at December 31, 2011)	—	136,051
Term Loans	240,000	240,000
Revolving Facility	65,000	95,000
Tenants’ deposits and deferred rent	14,160	13,278
Distributions in excess of partnership investments	62,548	64,938
Fair value of derivative instruments	16,836	21,112
Accrued expenses and other liabilities	59,740	60,456

Total liabilities	2,200,125	2,322,216
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preferred shares, $.01 par value per share; 25,000 shares authorized and 4,600 issued and outstanding at June 30, 2012 and 0 shares issued and outstanding at December 31, 2011	46	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 56,001 shares at June 30, 2012 and 55,677 shares at December 31, 2011	56,001	55,677
Capital contributed in excess of par	1,160,858	1,047,487
Accumulated other comprehensive loss	(29,508)	(34,099)
Distributions in excess of net income	(565,348)	(524,738)

Total equity—PREIT	622,049	544,327
Noncontrolling interest	41,676	43,711

Total equity	663,725	588,038

Total liabilities and equity	$2,863,850	$2,910,254

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2012	2011	2012	2011
REVENUE:
Real estate revenue:
Base rent	$72,404	$70,934	$144,443	$142,694
Expense reimbursements	30,912	31,355	62,938	65,118
Percentage rent	509	715	1,427	1,696
Lease termination revenue	776	693	1,427	718
Other real estate revenue	3,636	3,694	6,858	6,727

Total real estate revenue	108,237	107,391	217,093	216,953
Interest and other income	884	809	1,645	1,727

Total revenue	109,121	108,200	218,738	218,680
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,940)	(35,260)	(72,149)	(72,564)
Utilities	(5,713)	(6,078)	(11,003)	(11,909)
Other operating expenses	(5,551)	(6,129)	(10,449)	(12,087)

Total operating expenses	(47,204)	(47,467)	(93,601)	(96,560)
Depreciation and amortization	(33,400)	(36,614)	(67,118)	(71,124)
Other expenses:
General and administrative expenses	(10,240)	(10,433)	(20,124)	(20,015)
Provision for executive separation expenses	(796)	—	(796)	—
Project costs and other expenses	(39)	(353)	(397)	(497)

Total other expenses	(11,075)	(10,786)	(21,317)	(20,512)
Interest expense, net	(31,795)	(34,941)	(63,464)	(68,554)

Total expenses	(123,474)	(129,808)	(245,500)	(256,750)
Loss before equity in income of partnerships and gains on sales of real estate	(14,353)	(21,608)	(26,762)	(38,070)
Equity in income of partnerships	1,952	1,147	3,945	2,690
Gains on sales of real estate	—	1,450	—	1,450

Net loss	(12,401)	(19,011)	(22,817)	(33,930)
Less: net loss attributable to noncontrolling interest	513	763	932	1,364

Net loss attributable to PREIT	(11,888)	(18,248)	(21,885)	(32,566)
Less: preferred share dividends	(1,845)	—	(1,845)	—

Net loss attributable to PREIT common shareholders	$(13,733)	$(18,248)	$(23,730)	$(32,566)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars, except per share amounts)	2012	2011	2012	2011
Net loss	$(12,401)	$(19,011)	$(22,817)	$(33,930)
Preferred share dividends	(1,845)	—	(1,845)	—
Noncontrolling interest	513	763	932	1,364
Dividends on unvested restricted shares	(128)	(144)	(189)	(262)

Loss used to calculate earnings per share—basic and diluted	$(13,861)	$(18,392)	$(23,919)	$(32,828)

Basic loss per share	$(0.25)	$(0.34)	$(0.43)	$(0.60)

Diluted loss per share	$(0.25)	$(0.34)	$(0.43)	$(0.60)

(in thousands of shares)
Weighted average shares outstanding—basic	55,143	54,680	55,026	54,567
Effect of common share equivalents (1)	—	—	—	—

Weighted average shares outstanding—diluted	55,143	54,680	55,026	54,567

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 1,007 and 851 for the three months ended June 30, 2012 and 2011, respectively, and 947 and 922 for the six months ended June 30, 2012 and 2011, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2012	2011	2012	2011

Comprehensive loss:
Net loss	$(12,401)	$(19,011)	$(22,817)	$(33,930)
Unrealized gain (loss) on derivatives	2,825	(1,715)	4,276	1,775
Other	207	(255)	509	242

Total comprehensive loss	(9,369)	(20,981)	(18,032)	(31,913)
Less: Comprehensive loss attributable to noncontrolling interest	389	844	738	1,284

Comprehensive loss attributable to PREIT	$(8,980)	$(20,137)	$(17,294)	$(30,629)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended

June 30, 2012

(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $25 Liquidation Value	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2012	$588,038	$—	$55,677	$1,047,487	$(34,099)	$(524,738)	$43,711
Total comprehensive loss	(18,032)	—	—	—	4,591	(21,885)	(738)
Shares issued upon redemption of Operating Partnership Units	—	—	20	297	—	—	(317)
Shares issued under distribution reinvestment and share purchase plan	185	—	13	172	—	—	—
Shares issued under employee share purchase plan	354	—	23	331	—	—	—
Shares retired under equity incentive plans, net of shares issued	(2,556)	—	268	(2,824)	—	—	—
Amortization of deferred compensation	4,691	—	—	4,691	—	—	—
Preferred share offering	115,000	46	—	114,954	—	—	—
Preferred share issuance costs	(4,250)	—	—	(4,250)	—	—	—
Distributions paid to preferred shareholders ($0.3151 per share)	(1,449)	—	—	—	—	(1,449)	—
Distributions paid to common shareholders ($0.31 per share)	(17,276)	—	—	—	—	(17,276)	—
Noncontrolling interests:
Distributions to Operating Partnership unit holders ($0.31 per unit)	(717)	—	—	—	—	—	(717)
Other distributions to noncontrolling interest, net	(263)	—	—	—	—	—	(263)

Balance June 30, 2012	$663,725	$46	$56,001	$1,160,858	$(29,508)	$(565,348)	$41,676

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(in thousands of dollars)	2012	2011

Cash flows from operating activities:

Net loss	$(22,817)	$(33,930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62,860	64,960
Amortization	8,175	9,574
Straight-line rent adjustments	(326)	165
Provision for doubtful accounts	1,420	2,825
Amortization of deferred compensation	4,691	4,626
Gains on sales of real estate	—	(1,450)
Change in assets and liabilities:
Net change in other assets	8,563	11,746
Net change in other liabilities	460	(6,748)

Net cash provided by operating activities	63,026	51,768

Cash flows from investing activities:
Additions to construction in progress	(19,724)	(4,954)
Investments in real estate improvements	(10,190)	(17,269)
Cash proceeds from sales of real estate	—	7,346
Additions to leasehold improvements	(422)	(135)
Investments in partnerships	(3,598)	(64)
Capitalized leasing costs	(2,501)	(2,524)
(Increase) decrease in cash escrows	(7,779)	844
Cash distributions from partnerships in excess of equity in income	1,672	16,873

Net cash (used in) provided by investing activities	(42,542)	117

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	110,750	—
Repayment of Exchangeable Notes	(136,900)	—
Net repayment of Revolving Facility	(30,000)	(30,000)
Paydown of 2010 Term Loan	—	(7,200)
Proceeds from mortgage loans	65,750	—
Principal installments on mortgage loans	(11,120)	(10,316)
Repayment of mortgage loans	(4,000)	—
Payment of deferred financing costs	(721)	(3,592)
Dividends paid to common shareholders	(17,276)	(16,685)
Dividends paid to preferred shareholders	(1,449)	—
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(717)	(697)
Shares of beneficial interest issued	539	316
Shares retired under equity incentive plans, net of shares issued	(2,556)	(1,875)

Net cash used in financing activities	(27,700)	(70,049)

Net change in cash and cash equivalents	(7,216)	(18,164)
Cash and cash equivalents, beginning of period	21,798	42,327

Cash and cash equivalents, end of period	$14,582	$24,163

See accompanying notes to the unaudited the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2012, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2012, we held a 96.0% interest in the Class A and Class B limited partnership units of the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash, the total amount that would have been distributed as of June 30, 2012 would have been $34.6 million, which is calculated using our June 29, 2012 closing share price on the New York Stock Exchange of $14.98 multiplied by the number of outstanding OP Units held by limited partners, which was 2,309,118 as of June 30, 2012.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2012 and December 31, 2011 were comprised of the following:

(in thousands of dollars)	As of June 30, 2012	As of December 31, 2011
Buildings, improvements and construction in progress	$3,083,788	$3,060,095
Land, including land held for development	522,597	516,902

Total investments in real estate	3,606,385	3,576,997
Accumulated depreciation	(906,650)	(844,010)

Net investments in real estate	$2,699,735	$2,732,987

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2012	2011	2012	2011
Development/Redevelopment Activities:
Salaries and benefits	$349	$206	$482	$422
Real estate taxes	92	22	485	69
Interest	557	367	1,105	765
Leasing Activities:
Salaries, commissions and benefits	1,176	1,366	2,501	2,524

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.1 million for each of the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2012 and December 31, 2011:

(in thousands of dollars)	As of June 30, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, at cost:
Retail properties	$411,926	$404,219
Construction in progress	2,273	2,092

Total investments in real estate	414,199	406,311
Accumulated depreciation	(151,099)	(144,671)

Net investments in real estate	263,100	261,640
Cash and cash equivalents	12,745	11,379
Deferred costs and other assets, net	18,151	19,687

Total assets	293,996	292,706

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	408,222	410,978
Other liabilities	6,690	6,645

Total liabilities	414,912	417,623

Net deficit	(120,916)	(124,917)
Partners’ share	(64,712)	(66,667)
PREIT’s share	(56,204)	(58,250)
Excess investment (1)	9,202	9,321

Net investments and advances	$(47,002)	$(48,929)

Investment in partnerships, at equity	$15,546	$16,009
Distributions in excess of partnership investments	(62,548)	(64,938)

Net investments and advances	$(47,002)	$(48,929)

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments as cash from operating activities up to an amount equal to the equity in income of partnerships. Amounts in excess of our share of the income in the equity investments are treated as a return of partnership capital and recorded as cash from investing activities.

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2012	2011	2012	2011
Real estate revenue	$18,686	$18,604	$38,063	$37,312
Expenses:
Operating expenses	(5,325)	(5,795)	(11,252)	(11,841)
Interest expense	(5,645)	(5,750)	(11,299)	(11,337)
Depreciation and amortization	(3,590)	(4,625)	(7,201)	(8,470)

Total expenses	(14,560)	(16,170)	(29,752)	(31,648)

Net income	4,126	2,434	8,311	5,664
Less: Partners’ share	(2,067)	(1,204)	(4,154)	(2,807)

Company’s share	2,059	1,230	4,157	2,857
Amortization of excess investment	(107)	(83)	(212)	(167)

Equity in income of partnerships	$1,952	$1,147	$3,945	$2,690

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
July 2012	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of June 30, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility and as amended, the “2010 Credit Facility”).

As of June 30, 2012, $65.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $185.0 million at June 30, 2012.

The weighted average interest rate on outstanding Revolving Facility borrowings as of June 30, 2012 was 4.25%. Interest expense related to the Revolving Facility was $0.6 million for each of the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of June 30, 2012, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and six months ended June 30, 2012 were 4.99% and 5.01%, respectively. Interest expense excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan was $3.9 million and $5.6 million, respectively, for the three months ended June 30, 2012 and 2011, and $7.2 million and $10.7 million, respectively, for the six months ended June 30, 2012 and 2011.

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended June 30, 2012 and 2011 was $0.9 million and $1.0 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the six months ended June 30, 2012 and 2011 was $1.8 million and $1.9 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of June 30, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million of our Exchangeable Notes outstanding upon their maturity and accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility.

Interest expense related to our Exchangeable Notes for the three months ended June 30, 2012 and 2011 was $0.9 million and $1.4 million, respectively, excluding the non-cash amortization of debt discount of $0.3 million and $0.5 million, respectively, and the non-cash amortization of deferred financing fees of $0.1 million and $0.2 million, respectively.

Interest expense related to our Exchangeable Notes for the six months ended June 30, 2012 and 2011 was $2.3 million and $2.7 million, respectively, excluding the non-cash amortization of debt discount of $0.8 million and $1.0 million, respectively, and the non-cash amortization of deferred financing fees of $0.3 million and $0.4 million, respectively.

Mortgage Loans

The carrying value (including debt premium of $0.1 million and $0.3 million as of June 30, 2012 and December 31, 2011, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,741.8	$1,769.4	$1,691.4	$1,683.4

The mortgage loans contain various customary default provisions. As of June 30, 2012, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center	50.0	4.64% fixed	August 2022

Other 2012 Activity

In June 2012, we exercised our remaining one-year extension option on the mortgage loan secured by Paxton Towne Centre in Harrisburg, Pennsylvania. In connection with the exercise of this extension option, we repaid $4.0 million of the outstanding balance, which reduced the principal balance to $50.0 million.

5. CASH FLOW INFORMATION

Cash paid for interest was $58.9 million (net of capitalized interest of $1.1 million) and $63.8 million (net of capitalized interest of $0.7 million) for the six months ended June 30, 2012 and 2011, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $12.5 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Employment Agreements

In April 2012, we entered into amended employment agreements with Joseph F. Coradino and Ronald Rubin that became effective on June 7, 2012, the date that Mr. Coradino became our Chief Executive Officer and Mr. Rubin became our Executive Chairman.

Mr. Coradino’s employment agreement will have an initial term of two years, after which it will renew annually for one-year terms unless either party gives notice of non-renewal at least 120 days prior to the end of the then current term.

Mr. Rubin’s employment agreement will have an initial term of three years, after which it will renew annually for one-year terms unless either party gives notice of non-renewal at least 120 days prior to the end of the then current term.

Provision for Executive Separation Expenses

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in President and Chief Operating Officer Edward Glickman’s employment agreement were triggered that caused us to record a provision for executive separation expense of $0.5 million in June 2012. Upon Mr. Rubin’s cessation of service as Chief Executive Officer of the Company, and the beginning of Mr. Coradino’s service in that position on June 7, 2012, Edward Glickman became contractually entitled to voluntarily terminate his employment for good reason during the period from December 4, 2012 to June 2, 2013. Mr. Glickman would be entitled to a cash payment, all time-based equity awards made to him would vest, and all outstanding performance-based equity awards would remain outstanding and would vest or be forfeited based on the terms of such awards as if Mr. Glickman’s employment had not terminated. Mr. Glickman also would be entitled to receive other benefits as set forth in his employment agreement. Through December 2012, we expect to record a total provision of $4.0 million related to Mr. Glickman’s employment agreement.

Also, in April 2012, Ronald Rubin executed a new employment agreement which required us to record a provision for executive separation expense of $0.3 million in June 2012. We expect to record a total provision for executive separation of $4.5 million ($2.6 million through December 2012 and an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

7. RELATED PARTY TRANSACTIONS

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Under the original lease, our annual base rent was $1.5 million. Our total rent expense in 2011 was $1.8 million. The office lease had an initial 10 year term that commenced on November 1, 2004. We had the option to renew the office lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

Under the office lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, the term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second shall be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019. Total rent expense under this lease was $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million for each of the six months ended June 30, 2012 and 2011, respectively.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the amended lease.

8. DERIVATIVES

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

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $15.7 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of June 30, 2012, we had entered into nine interest rate swap agreements with a weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. On June 30, 2012, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2012 includes a net loss of $9.9 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at June 30, 2012 and December 31, 2011. The notional amounts provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

(in millions of dollars) Notional Value	Fair Value at June 30, 2012 (1)		Fair Value at December 31, 2011 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$200.0	$	N/A	$(0.7)	1.78%		April 2, 2012
25.0		(0.2)	(0.3)	1.83%		December 31, 2012
60.0		(0.6)	(0.9)	1.74%		March 11, 2013
200.0		(3.7)	(4.5)	2.96%		March 11, 2013
40.0		(0.4)	(0.6)	1.82%		March 11, 2013
65.0		(2.5)	(3.2)	3.60%		September 9, 2013
68.0		(2.7)	(3.5)	3.69%		September 9, 2013
56.3		(2.2)	(2.9)	3.73%		September 9, 2013
55.0		(1.9)	(2.4)	2.90%		November 29, 2013
48.0		(1.7)	(2.1)	2.90%		November 29, 2013
Interest Rate Cap
15.3		N/A	(0.0)	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps

(in millions of dollars) Notional Value	Fair Value at June 30, 2012 (1)	Fair Value at December 31, 2011 (1)	Interest Rate	Effective Date	Maturity Date
28.1	(0.6)	N/A	1.38%	January 2, 2013	January 2, 2017
25.0	(0.3)	N/A	1.10%	March 12, 2013	July 31, 2016

	$(16.8)	$(21.1)

(1)

As of June 30, 2012 and December 31, 2011, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2012 and December 31, 2011, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

(in millions of dollars)	Three months ended June 30,		Six months ended June 30,		Consolidated Statements of Operations location
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships
Interest rate products
Loss recognized in Other Comprehensive Loss on derivatives	$(1.5)	$(6.6)	$(3.6)	$(7.0)	N/A
Loss reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	$4.5	$4.9	$8.4	$9.0	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2012, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $16.8 million. If we had breached any of the default provisions in these agreements as of June 30, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $18.6 million. We had not breached any of these provisions as of June 30, 2012.

9. SERIES A PREFERRED SHARE OFFERING

In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.7 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Preferred Share) and estimated offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay all $30.0 million of then-outstanding borrowings under the Revolving Facility. Immediately after the repayment, there were no amounts outstanding under the Revolving Facility.

We may not redeem the Preferred Shares before April 20, 2017, except under circumstances intended to preserve our status as a real estate investment trust, or REIT, for federal and/or state income tax purposes, and except upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Preferred Shares. On and after April 20, 2017, we may, at our option, redeem any or all of the Preferred Shares for cash at $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. In addition, upon the occurrence of a Change of Control, we may, at our option, redeem any or all of the Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus, subject to certain exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted.

As of June 30, 2012, there was $0.4 million in accumulated but unpaid dividends relating to the preferred shares. This amount was deducted from net loss to determine net loss attributable to common shareholders. This amount was not deducted from distributions in excess of net income as of June 30, 2012 because the dividend on the preferred shares was not yet declared at that time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.1 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.5 million square feet, of which we own approximately 22.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

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

Net loss for the three months ended June 30, 2012 was $12.4 million, a decrease of $6.6 million compared to a net loss of $19.0 million for the three months ended June 30, 2011. This decrease was primarily due to lower depreciation and amortization expenses and lower interest expenses. Net loss for the six months ended June 30, 2012 was $22.8 million, a decrease of $11.1 million compared to a net loss of $33.9 million for the six months ended June 30, 2011. This decrease was primarily due to lower depreciation and amortization expenses and lower interest expenses.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of June 30, 2012, held a 96.0% interest in the Class A and Class B limited partnership units of PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Leverage

The conditions in the economy and the disruptions in the financial markets have caused fluctuations and variations in business and consumer confidence, resulted in continued levels of relatively high unemployment and, in turn, have negatively affected consumer spending on retail goods. We continue to adjust our plans and actions to take into account the current environment.

The conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from use of debt to fund our redevelopment program and other development activity, have combined to necessitate that we consider various approaches to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. We believe that we have access to sufficient capital to fund our remaining redevelopment project and our other foreseeable capital improvement projects.

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Amended, Restated and Consolidated Senior Secured Credit Agreement (as amended, the “2010 Credit Facility”). These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through our contribution of assets to joint ventures or other partnerships or arrangements with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, through refinancing of properties in amounts that exceed prior mortgage balances or through other actions.

Capital Improvements and Development Projects

We might make capital improvements at our operating properties. Such improvements vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $93.3 million as of June 30, 2012.

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term. As of June 30, 2012, we had incurred $57.3 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of June 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $12.5 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Dispositions

We did not dispose of any properties during the six months ended June 30, 2012.

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

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2012 and 2011:

	Occupancy (1) as of June 30,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2012	2011	2012	2011	2012	2011
Retail portfolio weighted average:
Total excluding anchors	86.7%	86.1%	93.1%	92.1%	87.7%	87.1%
Total including anchors	91.5%	90.2%	95.1%	94.1%	91.9%	90.6%
Malls weighted average:
Total excluding anchors	86.4%	85.8%	92.5%	94.1%	86.8%	86.3%
Total including anchors	91.3%	89.9%	94.9%	95.3%	91.5%	90.2%
Strip and power centers weighted average	97.2%	97.0%	95.2%	93.4%	95.8%	94.5%

(1)	Occupancy for both periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2012:

			Average Base Rent psf		Increase (Decrease) in Base Rent psf		Annualized Tenant Improvements psf (1)
	Number	GLA	Previous	New	Dollar	Percentage (1)
New Leases—Previously Leased Space:
1st Quarter (2)	32	119,188	$20.58	$21.54	$0.96	4.7%	$3.02
2nd Quarter (3)	33	103,243	31.36	29.49	(1.87)	(6.0%)	2.92

Total/Average	65	222,431	$25.58	$25.23	$(0.35)	(1.4%)	$2.97

New Leases—Previously Vacant Space: (4)
1st Quarter	35	124,425	N/A	$28.60	$28.60	N/A	$3.82
2nd Quarter	35	168,069	N/A	17.98	17.98	N/A	3.79

Total/Average	70	292,494	N/A	$22.50	$22.50	N/A	$3.80

Renewal: (5)
1st Quarter (2)	139	481,428	$22.28	$22.92	$0.64	2.9%	$—
2nd Quarter (3)	172	538,905	26.48	27.71	1.23	4.6%	0.01

Total/Average	311	1,020,333	$24.50	$25.45	$0.95	3.9%	$0.01

Anchor New:
1st Quarter	3	285,136	N/A	$13.87	$13.87	N/A	$3.40
2nd Quarter	—	—	N/A	—	—	N/A	—

Total/Average	3	285,136	N/A	$13.87	$13.87	N/A	$3.40

Anchor Renewal:
1st Quarter	1	100,115	$3.13	$3.13	$—	—	$—
2nd Quarter	1	212,000	0.35	0.35	—	—	—

Total/Average	2	312,115	$1.24	$1.24	$—	—	$—

(1)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(2)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes and other charges) were –1.3% for New Leases—Previously Leased Space and 0.0% for Renewals.
(3)	Leasing spreads on a gross basis were –8.1% for New Leases—Previously Leased Space and 1.5% for Renewals.
(4)	This category includes newly constructed and recommissioned space.
(5)	This category includes expansions, relocations and lease extensions.

As of June 30, 2012, for non-anchor leases, the average base rent per square foot as of the expiration date was $28.79 for the renewing leases in “Holdover” status and $25.52 for leases expiring in 2012.

The following information sets forth our results of operations for the three and six months ended June 30, 2012 and 2011.

Financial Overview

Net loss for the three months ended June 30, 2012 was $12.4 million, a decrease of $6.6 million compared to a net loss of $19.0 million for the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $22.8 million, a decrease of $11.1 million compared to a net loss of $33.9 million for the six months ended June 30, 2011. Our June 30, 2012 results of operations were primarily affected by decreased depreciation and amortization expense and decreased interest expense.

	Three months ended June 30,		% Change 2011 to 2012	Six months ended June 30,		% Change 2011 to 2012
(in thousands of dollars)	2012	2011		2012	2011
Real estate revenue	$108,237	$107,391	1%	$217,093	$216,953	0%
Interest and other income	884	809	9%	1,645	1,727	(5%)
Operating expenses	(47,204)	(47,467)	(1%)	(93,601)	(96,560)	(3%)
Depreciation and amortization	(33,400)	(36,614)	(9%)	(67,118)	(71,124)	(6%)
General and administrative expenses	(10,240)	(10,433)	(2%)	(20,124)	(20,015)	1%
Provision for executive separation expenses	(796)	—	N/A	(796)	—	N/A
Project costs and other expenses	(39)	(353)	(89%)	(397)	(497)	(20%)
Interest expense, net	(31,795)	(34,941)	(9%)	(63,464)	(68,554)	(7%)
Equity in income of partnerships	1,952	1,147	70%	3,945	2,690	47%
Gains on sales of real estate	—	1,450	(100%)	—	1,450	(100%)

Net loss	$(12,401)	$(19,011)	(35%)	$(22,817)	$(33,930)	(33%)

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties, which are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $0.8 million, or 1%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to:

•

an increase of $1.5 million in base rent, including a $0.6 million increase in straight line rent resulting from write-offs associated with the Borders Group, Inc. liquidation during the three months ended June 30, 2011 that did not recur in 2012. Base rent also increased due to new store openings at Cherry Hill Mall and Crossroads Mall;

•	a decrease of $0.4 million in expense reimbursements, primarily due to a $0.4 million decrease in utilities expense; and

•	partially offset by a decrease of $0.2 million in percentage rent, primarily due to lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent.

Real estate revenue increased by $0.1 million, or 0%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to:

•

an increase of $1.8 million in base rent, primarily due to increases at Cherry Hill Mall and at Crossroads Mall due to new store openings and a straight line rent increase of $0.5 million resulting from write-offs associated with the Borders Group, Inc. liquidation during the six months ended June 30, 2011 that did not recur in 2012;

•	an increase of $0.7 million in lease terminations, primarily due to termination payments received from three tenants totaling $1.1 million during the six months ended June 30, 2012;

•

a decrease of $2.2 million in expense reimbursements, primarily due to a $1.3 million decrease in common area maintenance, real estate tax and utilities expenses. Our properties continue to experience a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses; and

•	a decrease of $0.3 million in percentage rent, primarily due to lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent.

Operating Expenses

Operating expenses decreased by $0.3 million, or 1%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to:

•	a decrease of $0.4 million in non-common area utility expense due to lower electric rates as a result of deregulation and alternate supplier contracts executed over the past 12 months;

•

a decrease of $0.3 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to the three months ended June 30, 2011; and

•

partially offset by an increase of $0.6 million in common area maintenance expenses, including a $0.3 million increase in housekeeping and security services as a result of stipulated annual contractual increases.

Operating expenses decreased by $3.0 million, or 3%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to:

•

a decrease of $1.4 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to the six months ended June 30, 2011;

•

a decrease of $0.9 million in non-common area utility expense due in part to a mild winter with above average temperatures across the Mid-Atlantic states where many of our properties are located, and in part to lower electric rates as a result of deregulation and alternate supplier contracts executed over the past 12 months; and

•

a decrease of $0.8 million in common area maintenance expenses, including decreases of $1.7 million in snow removal expense and $0.4 million in common area utilities expense resulting from a mild and dry winter across the Mid-Atlantic states where many of our properties are located, partially offset by increases of $0.7 million in repairs and maintenance expense, and $0.5 million in housekeeping and security services as a result of stipulated annual contractual increases.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue) minus operating expenses (determined in accordance with GAAP), plus our share of revenue and operating expenses of our partnership investments, and includes real estate revenue and operating expenses from properties included in discontinued operations, if any. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the three and six months ended June 30, 2012 and 2011. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands of dollars)	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Real estate revenue	$117,021	$116,166	1%	$480	$470	2%	$117,501	$116,636	1%
Operating expenses	(49,377)	(49,884)	(1%)	(482)	(465)	4%	(49,859)	(50,349)	(1%)

Net Operating Income	$67,644	$66,282	2%	$(2)	$5	(140%)	$67,642	$66,287	2%

	Same Store			Non Same Store			Total
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands of dollars)	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Real estate revenue	$235,000	$234,543	0%	$967	$954	1%	$235,967	$235,497	0%
Operating expenses	(98,260)	(101,498)	(3%)	(942)	(951)	(1%)	(99,202)	(102,449)	(3%)

Net Operating Income	$136,740	$133,045	3%	$25	$3	733%	$136,765	$133,048	3%

Total NOI increased by $1.4 million, or 2%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, driven by a $1.4 million increase in Same Store NOI. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

Total NOI increased by $3.7 million, or 3%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, driven by a $3.7 million increase in Same Store NOI. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

NOI includes lease termination revenue of $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.2 million, or 9%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to:

•

a decrease of $1.9 million resulting from tenant improvement and deferred leasing commission write-offs recorded during the three months ended June 30, 2011, including $1.0 million associated with the Borders Group, Inc. liquidation, that did not recur in 2012; and

•	a decrease of $1.1 million because certain lease intangibles at four properties purchased during 2004 and 2005 became fully amortized after June 30, 2011.

Depreciation and amortization expense decreased by $4.0 million, or 6%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to:

•

a decrease of $1.7 million resulting from tenant improvement and deferred leasing commission write-offs associated with the Borders Group, Inc. liquidation recorded during the six months ended June 30, 2011 that did not recur in 2012; and

•	a decrease of $2.0 million because certain lease intangibles at four properties purchased during 2004 and 2005 became fully amortized after June 30, 2011.

Provision for Executive Separation Expense

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in President and Chief Operating Officer Edward Glickman’s employment agreement were triggered that caused us to record a provision for executive separation expense of $0.5 million in June 2012. Upon Mr. Rubin’s cessation of service as Chief Executive Officer of the Company, and the beginning of Mr. Coradino’s service in that position on June 7, 2012, Edward Glickman became contractually entitled to voluntarily terminate his employment for good reason during the period from December 4, 2012 to June 2, 2013. Mr. Glickman would be entitled to a cash payment, all time based equity awards made to him would vest, and all outstanding performance-based equity awards would remain outstanding and would vest or be forfeited based on the terms of such awards as if Mr. Glickman’s employment had not terminated. Mr. Glickman also would be entitled to receive other benefits as set forth in his employment agreement. Through December 2012, we expect to record a total provision of $4.0 million related to Mr. Glickman’s employment agreement.

Also, in April 2012, Ronald Rubin executed a new employment agreement which required us to record a provision for executive separation expense of $0.3 million in June 2012. We expect to record a total provision for executive separation of $4.5 million ($2.6 million through December 2012 and an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

Interest Expense

Interest expense decreased by $3.1 million, or 9%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease was primarily due to lower applicable stated interest rates and lower weighted average debt balance. Our weighted average effective borrowing rate was 6.08% for the three months ended June 30, 2012 compared to 6.41% for the three months ended June 30, 2011. Our weighted average debt balance was $2,129.2 million for the three months ended June 30, 2012 compared to $2,202.2 for the three months ended June 30, 2011.

Interest expense decreased by $5.1 million, or 7%, in the six months ended June 30, 2012 compared to the six months ended June 30,2011. This decrease was primarily due to lower applicable stated interest rates and lower weighted average debt balance. Our weighted average borrowing rate was 6.02% for the six months ended June 30, 2012 compared to 6.26% for the six months ended June 30, 2011. Our weighted average debt balance was $2,214.3 million for the six months ended June 30, 2012 compared to $2,142.9 for the six months ended June 30, 2011.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.8 million, or 70%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was primarily due to a decrease in depreciation and amortization expense of the partnerships of $0.5 million and a decrease in other expenses of $0.3 million.

Equity in income of partnerships increased by $1.3 million, or 47%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to a decrease in depreciation and amortization expense of the partnerships of $0.6 million, an increase in revenue of $0.4 million and a decrease in other expenses of $0.3 million.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2012 and 2011 to show the effect of the provision for executive separation expense, which had a significant effect on our results of operations, but is not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for executive separation expense.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended June 30, 2012 and 2011:

(in thousands of dollars, except per share amounts)	Three Months Ended June 30, 2012	% Change 2011 to 2012	Three Months Ended June 30, 2011
Funds from operations (1)	$20,838	8%	$19,224
Provision for executive separation expenses	796	—	—

Funds from operations, as adjusted	$21,634	13%	$19,224

Funds from operations per diluted share and OP Unit	$0.36	9%	$0.33
Provision for executive separation expenses	0.01	—	—

Funds from operations per diluted share and OP Unit, as adjusted	$0.37	12%	$0.33

Weighted average number of shares outstanding	55,143		54,680
Weighted average effect of full conversion of OP Units	2,309		2,329
Effect of common share equivalents	1,007		851

Total weighted average shares outstanding, including OP Units	58,459		57,860

(1)

In accordance with updated NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. Prior period FFO and FFO per diluted share and OP Unit amounts have been revised to reflect this updated NAREIT guidance.

FFO was $20.8 million for the three months ended June 30, 2012, an increase of $1.6 million, or 8%, compared to $19.2 million for the three months ended June 30, 2011. This increase primarily was due to:

•	a decrease in interest expense of $3.2 million;

•	an increase of $1.4 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”); and offset by

•	preferred dividends of $1.8 million related to the preferred shares issued in April 2012;

•	provision for executive separation expense of $0.8 million recorded in the three months ended June 30, 2012; and

•	gains on sales of real estate of $0.7 million in the three months ended June 30, 2011 that did not recur in 2012.

FFO per diluted share increased $0.03 per share to $0.36 per share for the three months ended June 30, 2012, compared to $0.33 per share for the three months ended June 30, 2011.

The following table presents FFO and FFO per diluted share and OP Unit, and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the six months ended June 30, 2012 and 2011:

(in thousands of dollars, except per share amounts)	Six Months Ended June 30, 2012	% Change 2011 to 2012	Six Months Ended June 30, 2011
Funds from operations (1)	$45,800	13%	$40,533
Provision for executive separation expenses	796	—	—

Funds from operations, as adjusted	$46,596	15%	$40,533

Funds from operations per diluted share and OP Unit	$0.79	13%	$0.70
Provision for executive separation expenses	0.01	—	—

Funds from operations per diluted share and OP unit, as adjusted	$0.80	14%	$0.70

Weighted average number of shares outstanding	55,026		54,567
Weighted average effect of full conversion of OP Units	2,318		2,329
Effect of common share equivalents	947		922

Total weighted average shares outstanding, including OP Units	58,291		57,818

(1)

In accordance with updated NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. Prior period FFO and FFO per diluted share and OP Unit amounts have been revised to reflect this updated NAREIT guidance.

FFO was $45.8 million for the six months ended June 30, 2012, an increase of $5.3 million, or 13%, compared to $40.5 million for the six months ended June 30, 2011. This increase primarily was due to:

•	a decrease in interest expense of $5.1 million;

•	an increase of $3.7 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”); and offset by

•	preferred dividends of $1.8 million related to the preferred shares issued in April 2012;

•	provision for executive separation expense of $0.8 million recorded in the six months ended June 30, 2012; and

•	gains on sales of real estate of $0.7 million in the six months ended June 30, 2011 that did not recur in 2012.

FFO per diluted share increased $0.09 per share to $0.79 per share for the six months ended June 30, 2012, compared to $0.70 per share for the six months ended June 30, 2011.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three months ended June 30, 2012
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$108,237	$9,264	$117,501
Operating expenses	(47,204)	(2,655)	(49,859)

Net operating income	61,033	6,609	67,642
General and administrative expenses	(10,240)	—	(10,240)
Provision for executive separation expenses	(796)	—	(796)
Interest and other income	884	—	884
Project costs and other expenses	(39)	—	(39)
Interest expense, net	(31,795)	(2,817)	(34,612)
Depreciation on non real estate assets	(156)	—	(156)
Preferred share dividends	(1,845)		(1,845)

Funds from operations	17,046	3,792	20,838
Depreciation on real estate assets	(33,244)	(1,840)	(35,084)
Equity in income of partnerships	1,952	(1,952)	—
Preferred share dividends	1,845	—	1,845

Net loss	$(12,401)	$—	$(12,401)

	Three months ended June 30, 2011
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$107,391	$9,245	$116,636
Operating expenses	(47,467)	(2,882)	(50,349)

Net operating income	59,924	6,363	66,287
General and administrative expenses	(10,433)	—	(10,433)
Interest and other income	809	—	809
Project costs and other expenses	(128)	—	(128)
Interest expense, net	(34,941)	(2,858)	(37,799)
Gains on sales of non operating real estate	710	—	710
Depreciation on non real estate assets	(222)	—	(222)

Funds from operations	15,719	3,505	19,224
Gains on sales of real estate	740	—	740
Depreciation on real estate assets	(36,392)	(2,358)	(38,750)
Impairment of assets	(225)	—	(225)
Equity in income of partnerships	1,147	(1,147)	—

Net loss	$(19,011)	$—	$(19,011)

	Six months ended June 30, 2012
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$217,093	$18,874	$235,967
Operating expenses	(93,601)	(5,601)	(99,202)

Net operating income	123,492	13,273	136,765
General and administrative expenses	(20,124)	—	(20,124)
Provision for executive separation expenses	(796)	—	(796)
Interest and other income	1,645	—	1,645
Project costs and other expenses	(397)	—	(397)
Interest expense, net	(63,464)	(5,637)	(69,101)
Depreciation on non real estate assets	(347)	—	(347)
Preferred share dividends	(1,845)	—	(1,845)

Funds from operations	38,164	7,636	45,800
Depreciation on real estate assets	(66,771)	(3,691)	(70,462)
Equity in income of partnerships	3,945	(3,945)	—
Preferred share dividends	1,845		1,845

Net loss	$(22,817)	$—	$(22,817)

	Six months ended June 30, 2011
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$216,953	$18,544	$235,497
Operating expenses	(96,560)	(5,889)	(102,449)

Net operating income	120,393	12,655	133,048
General and administrative expenses	(20,015)	—	(20,015)
Interest and other income	1,727	—	1,727
Project costs and other expenses	(272)	—	(272)
Interest expense, net	(68,554)	(5,637)	(74,191)
Gains on sales of non operating real estate	710	—	710
Depreciation on non real estate assets	(474)	—	(474)

Funds from operations	33,515	7,018	40,533
Gains on sales of real estate	740	—	740
Depreciation on real estate assets	(70,650)	(4,328)	(74,978)
Impairment of assets	(225)	—	(225)
Equity in income of partnerships	2,690	(2,690)	—

Net loss	$(33,930)	$—	$(33,930)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first six months of 2012 were $19.4 million, based on distributions of $0.3151 per preferred share and $0.31 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

The conditions in the market for debt capital and commercial mortgage loans (including the commercial mortgage backed securities market and the state of domestic and international bank and life insurance company real estate lending), and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from debt incurred to fund our redevelopment program and other development activity, have combined to necessitate that we consider various approaches to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. We believe that we have sufficient capital to fund our remaining redevelopment project and our other foreseeable capital improvement projects.

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

We continue to contemplate ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms and conditions of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through our contribution of assets to joint ventures or other partnerships or arrangements with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, through refinancing of properties in amounts that exceed prior mortgage balances, or through other actions.

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of preferred shares in an underwritten public offering under this registration statement. However, in the future, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of June 30, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility and as amended, the “2010 Credit Facility”).

As of June 30, 2012, $65.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $185.0 million at June 30, 2012.

The weighted average interest rate on outstanding Revolving Facility borrowings as of June 30, 2012 was 4.25%. Interest expense related to the Revolving Facility was $0.6 million for each of the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of June 30, 2012, $240.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and six months ended June 30, 2012 were 4.99% and 5.01%, respectively. Interest expense, excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan, was $3.9 million and $5.6 million, respectively, for the three months ended June 30, 2012 and 2011, and $7.2 million and $10.7 million, respectively, for the six months ended June 30, 2012 and 2011.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 2.75% and 4.00% per annum, depending on our leverage, in excess of LIBOR. The rate in effect at June 30, 2012 was 4.00%. We expect this rate to decrease to 3.50% in the third quarter of 2012. The following table presents the applicable credit spread over LIBOR at various leverage levels:

Less than 50%	2.75%
Equal to or greater than 50% but less than 55%	3.00%
Equal to or greater than 55% but less than 60%	3.25%
Equal to or greater than 60% but less than 65%	3.50%
Equal to or greater than 65% but less than 70%	4.00%

Deferred financing fee amortization associated with the 2010 Credit Facility for the three months ended June 30, 2012 and 2011 was $0.9 million and $1.0 million, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the six months ended June 30, 2012 and 2011 was $1.8 million and $1.9 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of June 30, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million of our Exchangeable Notes outstanding upon their maturity and accrued interest of $2.7 million using $74.6 million in cash and $65.0 million from our Revolving Facility.

Interest expense related to our Exchangeable Notes for the three months ended June 30, 2012 and 2011 was $0.9 million and $1.4 million, respectively, excluding the non-cash amortization of debt discount of $0.3 million and $0.5 million, respectively, and the non-cash amortization of deferred financing fees of $0.1 million and $0.2 million, respectively.

Interest expense related to our Exchangeable Notes for the six months ended June 30, 2012 and 2011 was $2.3 million and $2.7 million, respectively, excluding the non-cash amortization of debt discount of $0.8 million and $1.0 million, respectively, and the non-cash amortization of deferred financing fees of $0.3 million and $0.4 million, respectively.

Preferred Share Offering

In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.7 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Preferred Share) and estimated offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay $30.0 million of then-outstanding borrowings under the Revolving Facility.

We may not redeem the Preferred Shares before April 20, 2017, except under circumstances intended to preserve our status as a real estate investment trust, or REIT, for federal and/or state income tax purposes, and except upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Preferred Shares. On and after April 20, 2017, we may, at our option, redeem any or all of the Preferred Shares for cash at $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. In addition, upon the occurrence of a Change of Control, we may, at our option, redeem any or all of the Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus, subject to certain exceptions, any accrued and unpaid dividends to but excluding the date fixed for redemption. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted.

Interest Rate Derivative Agreements

As of June 30, 2012, we had entered into nine interest rate swap agreements with a weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements that have a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. On June 30, 2012, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of June 30, 2012, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $16.8 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of June 30, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $16.8 million. If we had breached any of the default provisions in these agreements as of June 30, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $18.6 million. We had not breached any of the provisions as of June 30, 2012.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Rate	Maturity
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center	50.0	4.64% fixed	August 2022

Other 2012 Activity

In June 2012, we exercised our remaining one-year extension option on the mortgage loan secured by Paxton Town Centre in Harrisburg, Pennsylvania. In connection with the exercise of this extension option, we repaid $4.0 million of the outstanding balance, which reduced the principal balance to $50.0 million.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 9.36% and had a weighted average interest rate of 5.81% at June 30, 2012. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.44% at June 30, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.97% at June 30, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of June 30, 2012:

	Payments by Period
(in thousands of dollars)	Total	2012	2013-2014	2015-2016	Thereafter
Principal payments	$64,458	$9,569	$29,347	$16,350	$9,192
Balloon payments (1)	1,677,271	313,732	546,926	514,421	302,192

Total	$1,741,729	$323,301	$576,273	$530,771	$311,384

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2012, $44.3 million was refinanced in July 2012.

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
July	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2012 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Mortgage loans (1)	$1,741,729	$323,301	$576,273	$530,771	$311,384
2010 Term Loan (2)	240,000	—	240,000	—	—
Revolving Facility (2)	65,000	—	65,000	—	—
Interest on indebtedness (3)	295,508	54,091	153,568	59,881	27,968
Operating leases	11,119	1,018	3,491	2,822	3,788
Ground leases	43,278	316	1,295	1,310	40,357
Development and redevelopment commitments (4)	12,471	11,102	1,369	—	—

Total	$2,409,105	$389,828	$1,040,996	$594,784	$383,497

(1)

We have four mortgage loans secured by three properties that are scheduled to mature by their terms in 2012 with an aggregate balance of $315.2 million as of June 30, 2012, including the mortgage loans secured by Cherry Hill Mall that had an aggregate balance of $231.9 million as of June 30, 2012. We expect to refinance these mortgage loans with new mortgage loans secured by the underlying properties, or to extend the maturity according to the terms of the specific mortgage loan, or, to the extent that we are unable to obtain mortgage loans for these properties on terms that are satisfactory to us, or at all, we expect to utilize the Revolving Facility and other capital resources to repay the amounts outstanding under such mortgage loans.

(2)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.75% and 4.00% plus LIBOR depending on our total leverage ratio.

(3)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.
(4)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2012, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

Preferred Share Dividends

Annual dividends on 4,600,000 of our Preferred Shares are expected to be $9.5 million. In 2012, we expect to pay preferred share dividends of $6.2 million, including $1.4 million paid in June 2012 and a $2.4 million dividend ($.515625 per preferred share) that was declared in July 2012 and payable on September 17, 2012 to preferred shareholders of record as of August 31, 2012.

CASH FLOWS

Net cash provided by operating activities totaled $63.0 million for the six months ended June 30, 2012 compared to $51.8 million for the six months ended June 30, 2011. This increase in cash from operating activities was primarily due to increased net operating income, lower interest expense, and other working capital changes.

Cash flows used in investing activities were $42.5 million for the six months ended June 30, 2012 compared to cash flows provided by investing activities of $0.1 million for the six months ended June 30, 2011. Investing activities for the six months ended June 30, 2012 reflected investment in construction in progress of $19.7 million and real estate improvements of $10.2 million, primarily related to ongoing maintenance of our properties. Investing activities for the six months ended June 30, 2011 reflected investment in construction in progress of $5.0 million and real estate improvements of $17.3 million. Investing activities for the six months ended June 30, 2011 reflected $7.3 million of proceeds from sales of real estate and $14.9 million in proceeds related to mortgage loans at two of our unconsolidated properties.

Cash flows used in financing activities were $27.7 million for the six months ended June 30, 2012 compared to cash flows used in financing activities of $70.0 million for the six months ended June 30, 2011. Cash flows used in financing activities for the six months ended June 30, 2012 included the repayment of exchangeable notes of $136.9 million, dividends and distributions of $19.4 million, principal installments on mortgage loans of $11.1 million and a net $30.0 million pay down of the Revolving Facility. We also received $110.7 million in net proceeds from the issuance of preferred shares and $65.8 million in proceeds from a mortgage loan on Capital City Mall in the six months ended June 30, 2012. Cash flows used in financing activities for the six months ended June 30, 2011 reflected dividends and distributions of $17.4 million and principal installments on mortgage loans of $10.3 million.

COMMITMENTS

As of June 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $12.5 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2012, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 4.25%, $65.0 million borrowed under our Revolving Facility, which bore interest at a rate of 4.25% and $1,741.8 million in fixed and variable rate mortgage loans, including $0.1 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 4.95% to 9.36% and had a weighted average interest rate of 5.81% at June 30, 2012. The nine variable rate mortgage loan balances had a weighted average interest rate of 2.44% at June 30, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.97% at June 30, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2012	$278,722	5.61%	$44,579		2.09%
2013	$125,252	5.12%	$337,933		2.60%
2014	$112,391	6.54%	$305,697	(2)	1.84%
2015	$282,968	5.80%	$728		2.34%
2016 and thereafter	$505,639	7.80%	$52,820		3.12%

(1)	Based on the weighted average interest rates in effect as of June 30, 2012.
(2)

Includes 2010 Term Loan borrowings of $240.0 million with a weighted average interest rate of 4.25% and Revolving Facility borrowings of $65.0 million with a weighted average interest rate of 4.25% as of June 30, 2012.

As of June 30, 2012, we had $741.8 million of variable rate debt. Also, as of June 30, 2012, we had entered into nine interest rate swap agreements with an aggregate weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017. We entered into these interest rate swap agreements in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2012 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $38.6 million at June 30, 2012. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $36.2 million at June 30, 2012. Based on the variable rate debt included in our debt portfolio at June 30, 2012, a 100 basis point increase in interest rates would have resulted in an additional $1.3 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.3 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 8 of the notes to our unaudited consolidated financial statements.

Because the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, as well as the following:

Our recently announced management changes could impact our business and our prospects.

On June 7, 2012, Joseph F. Coradino became our Chief Executive Officer, replacing Ronald Rubin, who retired from that position, but remains our Executive Chairman. Our future success depends upon the ability of our corporate management team to implement this management transition and to continue to execute our business strategies. If we fail to manage the transition successfully, it would have a negative impact on our business and our prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2012 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2012	—	$—	—	$—
May 1—May 31, 2012	—	—	—	—
June 1—June 30, 2012	—	—	—	—

Total	—	$—	—	$—

ITEM 5.	OTHER INFORMATION.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Under the original lease, our annual base rent was $1.5 million. Our total rent expense in 2011 was $1.8 million. The original office lease had a 10 year term that commenced on November 1, 2004. We had the option to renew the original office lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

Under the original office lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, we are consolidating from approximately 68,100 square feet into approximately 58,000 square feet. The term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second shall be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the amended lease.

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Trust Agreement dated December 18, 2008.

3.2	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares.

3.3	Amendment dated June 7, 2012 to Trust Agreement dated December 18, 2008.

10.1	Purchase Agreement dated April 13, 2012, by and among PREIT, PREIT Associates, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report on Form 8-K filed on April 19, 2012, is incorporated herein by reference.

10.2	Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. designating the rights, obligations, duties and preferences of Series A Preferred Units, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 20, 2012, is incorporated herein by reference.

10.3	Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

10.4	Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Ronald Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

10.5	Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

10.6	Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Ronald Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 12, 2012 is incorporated herein by reference.

10.7	Pennsylvania Real Estate Investment Trust Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the six months ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: August 1, 2012
	By:	/s/ Joseph F. Coradino
Joseph F. Coradino Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Trust Agreement dated December 18, 2008.

3.2	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares.

3.3	Amendment dated June 7, 2012 to Trust Agreement dated December 18, 2008.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the six months ended June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.