Form 10-Q
period 2012-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2012-10-26
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at October 24, 2012: 55,982,082

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,527,364	$3,470,167
Construction in progress	88,167	91,538
Land held for development	14,490	15,292

Total investments in real estate	3,630,021	3,576,997
Accumulated depreciation	(938,260)	(844,010)

Net investments in real estate	2,691,761	2,732,987

INVESTMENTS IN PARTNERSHIPS, at equity:	15,524	16,009
OTHER ASSETS:
Cash and cash equivalents	26,248	21,798
Tenant and other receivables (net of allowance for doubtful accounts of $15,873 and $17,930 at September 30, 2012 and December 31, 2011, respectively)	37,313	39,832
Intangible assets (net of accumulated amortization of $15,749 and $51,625 at September 30, 2012 and December 31, 2011, respectively)	8,898	9,921
Deferred costs and other assets	98,797	89,707

Total assets	$2,878,541	$2,910,254

LIABILITIES:
Mortgage loans payable (including debt premium of $282 at December 31, 2011)	$1,822,404	$1,691,381
Exchangeable Notes (net of debt discount of $849 at December 31, 2011)	—	136,051
Term Loans	240,000	240,000
Revolving Facility	15,000	95,000
Tenants’ deposits and deferred rent	11,689	13,278
Distributions in excess of partnership investments	62,818	64,938
Fair value of derivative instruments	13,805	21,112
Accrued expenses and other liabilities	68,602	60,456

Total liabilities	2,234,318	2,322,216
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Series A preferred shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at September 30, 2012 and 0 shares issued and outstanding at December 31, 2011; liquidation preference of $115,000	46	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 55,992 shares issued and outstanding at September 30, 2012 and 55,677 shares issued and outstanding at December 31, 2011	55,992	55,677
Capital contributed in excess of par	1,165,091	1,047,487
Accumulated other comprehensive loss	(26,322)	(34,099)
Distributions in excess of net income	(589,575)	(524,738)

Total equity—PREIT	605,232	544,327
Noncontrolling interest	38,991	43,711

Total equity	644,223	588,038

Total liabilities and equity	$2,878,541	$2,910,254

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2012	2011	2012	2011
REVENUE:
Real estate revenue:
Base rent	$73,419	$71,797	$217,862	$214,489
Expense reimbursements	32,293	33,597	95,231	98,714
Percentage rent	698	805	2,124	2,501
Lease termination revenue	339	143	1,766	862
Other real estate revenue	3,519	3,420	10,377	10,150

Total real estate revenue	110,268	109,762	327,360	326,716
Interest and other income	2,608	3,981	4,254	5,708

Total revenue	112,876	113,743	331,614	332,424
EXPENSES:
Operating expenses:
CAM and real estate taxes	(36,434)	(35,448)	(108,583)	(108,012)
Utilities	(6,690)	(6,987)	(17,693)	(18,896)
Other operating expenses	(5,872)	(5,363)	(16,321)	(17,450)

Total operating expenses	(48,996)	(47,798)	(142,597)	(144,358)
Depreciation and amortization	(33,776)	(34,681)	(100,894)	(105,806)
Other expenses:
General and administrative expenses	(8,694)	(8,495)	(28,818)	(28,511)
Provision for employee separation expenses	(4,958)	—	(5,754)	—
Impairment of assets	—	(52,110)	—	(52,335)
Project costs and other expenses	(380)	(161)	(777)	(433)

Total other expenses	(14,032)	(60,766)	(35,349)	(81,279)
Interest expense, net	(31,097)	(31,846)	(94,562)	(100,400)

Total expenses	(127,901)	(175,091)	(373,402)	(431,843)
Loss before equity in income of partnerships and gains on sales of real estate	(15,025)	(61,348)	(41,788)	(99,419)
Equity in income of partnerships	2,164	1,924	6,110	4,614
Gains on sales of real estate	—	—	—	1,450

Net loss	(12,861)	(59,424)	(35,678)	(93,355)
Less: net loss attributable to noncontrolling interest	508	2,386	1,440	3,751

Net loss attributable to PREIT	(12,353)	(57,038)	(34,238)	(89,604)
Less: preferred share dividends	(2,372)	—	(4,217)	—

Net loss attributable to PREIT common shareholders	$(14,725)	$(57,038)	$(38,455)	$(89,604)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except per share amounts)	2012	2011	2012	2011
Net loss	$(12,861)	$(59,424)	$(35,678)	$(93,355)
Noncontrolling interest	508	2,386	1,440	3,751
Preferred share dividends	(2,372)	—	(4,217)	—
Dividends on unvested restricted shares	(132)	(143)	(321)	(405)

Loss used to calculate earnings per share—basic and diluted	$(14,857)	$(57,181)	$(38,776)	$(90,009)

Basic loss per share	$(0.27)	$(1.05)	$(0.70)	$(1.65)

Diluted loss per share	$(0.27)	$(1.05)	$(0.70)	$(1.65)

(in thousands of shares)
Weighted average shares outstanding—basic	55,190	54,701	55,081	54,612
Effect of common share equivalents (1)	—	—	—	—

Weighted average shares outstanding—diluted	55,190	54,701	55,081	54,612

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 982 and 165 for the three months ended September 30, 2012 and 2011, respectively, and 1,017 and 305 for the nine months ended September 30, 2012 and 2011, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2012	2011	2012	2011

Comprehensive loss:
Net loss	$(12,861)	$(59,424)	$(35,678)	$(93,355)
Unrealized gain on derivatives	3,030	933	7,307	2,708
Other	289	(562)	797	(320)

Total comprehensive loss	(9,542)	(59,053)	(27,574)	(90,967)
Less: Comprehensive loss attributable to noncontrolling interest	375	2,371	1,113	3,655

Comprehensive loss attributable to PREIT	$(9,167)	$(56,682)	$(26,461)	$(87,312)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended

September 30, 2012

(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $25 Liquidation Value	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2012	$588,038	$—	$55,677	$1,047,487	$(34,099)	$(524,738)	$43,711
Total comprehensive loss	(27,574)	—	—	—	7,777	(34,238)	(1,113)
Shares issued upon redemption of Operating Partnership Units	—	—	28	413	—	—	(441)
Shares issued under distribution reinvestment and share purchase plan	869	—	21	848	—	—	—
Shares issued under employee share purchase plan	544	—	35	509	—	—	—
Shares issued under equity incentive plans, net of shares retired	(2,993)	—	231	(3,224)	—	—	—
Amortization of deferred compensation	8,208	—	—	8,208	—	—	—
Series A preferred share offering	110,896	46	—	110,850	—	—	—
Distributions paid to preferred shareholders ($0.8307 per share)	(3,821)	—	—	—	—	(3,821)	—
Distributions paid to common shareholders ($0.47 per share)	(26,778)	—	—	—	—	(26,778)	—
Noncontrolling interests:
Distributions to Operating Partnership unit holders ($0.47 per unit)	(1,099)	—	—	—	—	—	(1,099)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	(1,810)
Other distributions to noncontrolling interest, net	(257)	—	—	—	—	—	(257)

Balance September 30, 2012	$644,223	$46	$55,992	$1,165,091	$(26,322)	$(589,575)	$38,991

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(in thousands of dollars)	2012	2011
Cash flows from operating activities:
Net loss	$(35,678)	$(93,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94,659	96,664
Amortization	11,655	14,113
Straight-line rent adjustments	(1,292)	96
Provision for doubtful accounts	2,260	3,374
Amortization of historic tax credit	(1,810)	(1,921)
Impairment of assets	—	52,335
Amortization of deferred compensation	8,208	6,752
Gains on sales of real estate	—	(1,450)
Change in assets and liabilities:
Net change in other assets	(8,997)	(6,336)
Net change in other liabilities	7,864	3,443

Net cash provided by operating activities	76,869	73,715

Cash flows from investing activities:
Additions to construction in progress	(32,008)	(15,642)
Investments in real estate improvements	(24,303)	(26,567)
Cash proceeds from sales of real estate	—	7,346
Additions to leasehold improvements	(693)	(196)
Investments in partnerships	(3,640)	(122)
Capitalized leasing costs	(4,137)	(3,754)
Decrease in cash escrows	151	1,438
Cash distributions from partnerships in excess of equity in income	2,005	33,549

Net cash used in investing activities	(62,625)	(3,948)

Cash flows from financing activities:
Net proceeds from issuance of Series A preferred shares	110,896	—
Repayment of Exchangeable Notes	(136,900)	—
Net repayment of Revolving Facility	(80,000)	(45,000)
Paydown of 2010 Term Loan	—	(7,200)
Proceeds from mortgage loans	467,750	27,700
Principal installments on mortgage loans	(15,714)	(15,732)
Repayment of mortgage loans	(320,731)	(9,918)
Payment of deferred financing costs	(1,817)	(4,066)
Dividends paid to common shareholders	(26,778)	(25,034)
Dividends paid to Series A preferred shareholders	(3,821)	—
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,099)	(1,046)
Shares of beneficial interest issued	1,413	432
Shares retired under equity incentive plans, net of shares issued	(2,993)	(1,883)

Net cash used in financing activities	(9,794)	(81,747)

Net change in cash and cash equivalents	4,450	(11,980)
Cash and cash equivalents, beginning of period	21,798	42,327

Cash and cash equivalents, end of period	$26,248	$30,347

See accompanying notes to the unaudited the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2012, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2012, we held a 96.0% interest in the Class A and Class B limited partnership units of the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2012, the total amount that would have been distributed would have been $36.5 million, which is calculated using our September 28, 2012 closing share price on the New York Stock Exchange of $15.86 multiplied by the number of outstanding OP Units held by limited partners, which was 2,300,932 as of September 30, 2012.

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

New Accounting Developments

Effective January 1, 2012, in conjunction with our implementation of updates to the fair value measurements guidance, we made an accounting policy election to measure derivative financial instruments that are subject to master netting agreements on a net basis. This accounting policy election did not have a material effect on our financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2012 and December 31, 2011 were comprised of the following:

(in thousands of dollars)	As of September 30, 2012	As of December 31, 2011
Buildings, improvements and construction in progress	$3,108,328	$3,060,095
Land, including land held for development	521,693	516,902

Total investments in real estate	3,630,021	3,576,997
Accumulated depreciation	(938,260)	(844,010)

Net investments in real estate	$2,691,761	$2,732,987

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2012	2011	2012	2011
Development/Redevelopment Activities:
Salaries and benefits	$193	$190	$675	$612
Real estate taxes	129	174	277	243
Interest	325	720	1,430	1,485
Leasing Activities:
Salaries, commissions and benefits	1,636	1,230	4,137	3,754

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2012 and December 31, 2011:

(in thousands of dollars)	As of September 30, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, at cost:
Retail properties	$412,527	$404,219
Construction in progress	3,098	2,092

Total investments in real estate	415,625	406,311
Accumulated depreciation	(154,319)	(144,671)

Net investments in real estate	261,306	261,640
Cash and cash equivalents	11,119	11,379
Deferred costs and other assets, net	19,609	19,687

Total assets	292,034	292,706

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	406,900	410,978
Other liabilities	6,512	6,645

Total liabilities	413,412	417,623

Net deficit	(121,378)	(124,917)
Partners’ share	(64,984)	(66,667)
PREIT’s share	(56,394)	(58,250)
Excess investment (1)	9,100	9,321

Net investments and advances	$(47,294)	$(48,929)

Investment in partnerships, at equity	$15,524	$16,009
Distributions in excess of partnership investments	(62,818)	(64,938)

Net investments and advances	$(47,294)	$(48,929)

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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2012	2011	2012	2011
Real estate revenue	$19,530	$18,740	$57,594	$56,067
Expenses:
Operating expenses	(5,755)	(5,313)	(17,006)	(17,156)
Interest expense	(5,640)	(5,602)	(16,939)	(17,122)
Depreciation and amortization	(3,600)	(3,679)	(10,801)	(12,110)

Total expenses	(14,995)	(14,594)	(44,746)	(46,388)

Net income	4,535	4,146	12,848	9,679
Less: Partners’ share	(2,267)	(2,061)	(6,422)	(4,803)

Company’s share	2,268	2,085	6,426	4,876
Amortization of excess investment	(104)	(161)	(316)	(262)

Equity in income of partnerships	$2,164	$1,924	$6,110	$4,614

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
July 2012	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of September 30, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility and as amended, the “2010 Credit Facility”).

As of September 30, 2012, $15.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $235.0 million at September 30, 2012. We used a portion of the net proceeds from our Series B Preferred Share offering in October 2012 to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility. Immediately after the repayment, there were no amounts outstanding under the Revolving Facility.

The weighted average interest rate on outstanding Revolving Facility borrowings as of September 30, 2012 was 3.75%. Interest expense related to the Revolving Facility was $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of September 30, 2012, $240.0 million was outstanding under the 2010 Term Loan. We used a portion of the net proceeds from our Series B Preferred Share offering in October 2012 to repay $58.0 million of then-outstanding borrowings under the 2010 Term Loan. Immediately after the repayment, there was $182.0 million outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and nine months ended September 30, 2012 were 4.66% and 4.89%, respectively. Interest expense excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan was $4.0 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $11.2 million and $14.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.9 million for each of the three months ended September 30, 2012 and 2011, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the nine months ended September 30, 2012 and 2011 was $2.7 million and $2.8 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of September 30, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million in outstanding principal of our Exchangeable Notes upon their maturity and paid accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility.

Interest expense related to our Exchangeable Notes for the three months ended September 30, 2011 was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million, and the non-cash amortization of deferred financing fees of $0.2 million.

Interest expense related to our Exchangeable Notes for the nine months ended September 30, 2012 and 2011 was $2.3 million and $4.1 million, respectively, excluding the non-cash amortization of debt discount of $0.8 million and $1.5 million, respectively, and the non-cash amortization of deferred financing fees of $0.3 million and $0.5 million, respectively.

Mortgage Loans

The carrying value (including debt premium of $0.3 million as of December 31, 2011) and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,822.4	$1,840.5	$1,691.4	$1,683.4

The mortgage loans contain various customary default provisions. As of September 30, 2012, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans that we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
January	New River Valley Mall	$ 28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall	300.0	3.90% fixed	September 2022

Other 2012 Activity

In June 2012, we exercised our remaining one-year extension option on the mortgage loan secured by Paxton Towne Centre in Harrisburg, Pennsylvania. In connection with the exercise of this extension option, we repaid $4.0 million of the outstanding balance, which reduced the principal balance to $50.0 million.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities as further discussed in note 8 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $86.8 million (net of capitalized interest of $1.4 million) and $92.8 million (net of capitalized interest of $1.4 million) for the nine months ended September 30, 2012 and 2011, respectively.

In the nine months ended September 30, 2012, we retired $36.9 million of fully amortized intangible assets.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $8.6 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

Provision for Employee Separation Expenses

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in the employment agreement of our former President and Chief Operating Officer, Edward A. Glickman, were triggered that caused us to record a provision for employee separation expense of $3.5 million and $4.0 million for the three and nine months ended September 30, 2012, respectively. Mr. Glickman left his position as the Company’s President and Chief Operating Officer effective August 31, 2012. Under the Company’s employment agreement with Mr. Glickman, in connection with his departure, he was entitled (i) to receive a payment of approximately $2.7 million, (ii) to receive additional amounts accrued under his supplemental retirement plan, (iii) to have his outstanding unvested restricted shares become vested, and (iv) to remain eligible to receive shares under the Company’s Restricted Share Unit programs based on the Company’s achievement of the performance metrics established by those programs as if his employment had not terminated.

In October 2012, Mr. Glickman resigned from his position as a trustee of the Company. To formally recognize and memorialize the terms of his departure from the Company as both a trustee and as an officer, the Company and Mr. Glickman entered into a separation agreement which included a mutual general release of all claims. Under the separation agreement, Mr. Glickman will receive a total cash separation payment (including the above-described $2.7 million to which he would have been entitled under his employment agreement) of $2.8 million.

Under Mr. Rubin’s amended employment agreement, we recorded a provision for employee separation expense of $1.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively. We expect to record a total provision for employee separation of $4.5 million ($2.6 million through December 2012 and an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

In August 2012, we terminated certain employees. In connection with the departure of these employees, we recorded $0.4 million of employee separation expenses.

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

Under the office lease, we also had the right on one occasion at any time during the seventh lease year to terminate the lease upon the satisfaction of certain conditions. In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. The amendment was negotiated in light of the aforementioned termination right. Under this amendment, the term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second shall be for 10 years less the number of years of the first extension. The base rent will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019. Total rent expense under this lease was $0.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $14.0 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of September 30, 2012, we had entered into nine interest rate swap agreements with a weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017. We had entered into an interest rate cap that matured in April 2012.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. On September 30, 2012, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2012 includes a net loss of $9.6 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps. The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at September 30, 2012 and December 31, 2011. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

(in millions of dollars) Notional Value	Fair Value at September 30, 2012 (1)		Fair Value at December 31, 2011 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$200.0	$	N/A	$(0.7)	1.78%		April 2, 2012
25.0		(0.1)	(0.3)	1.83%		December 31, 2012
60.0		(0.4)	(0.9)	1.74%		March 11, 2013
200.0		(2.4)	(4.5)	2.96%		March 11, 2013
40.0		(0.3)	(0.6)	1.82%		March 11, 2013
65.0		(2.0)	(3.2)	3.60%		September 9, 2013
68.0		(2.2)	(3.5)	3.69%		September 9, 2013
56.3		(1.8)	(2.9)	3.73%		September 9, 2013
55.0		(1.7)	(2.4)	2.90%		November 29, 2013
48.0		(1.5)	(2.1)	2.90%		November 29, 2013
Interest Rate Cap
15.3		N/A	(0.0)	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
28.1		(0.9)	N/A	1.38%	January 2, 2013	January 2, 2017
25.0		(0.5)	N/A	1.10%	March 12, 2013	July 31, 2016

		$(13.8)	$(21.1)

(1)

As of September 30, 2012 and December 31, 2011, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2012 and December 31, 2011, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

(in millions of dollars)	Three months ended September 30,		Nine months ended September 30,		Consolidated Statements of Operations location
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships
Interest rate products
Loss recognized in Other Comprehensive Loss on derivatives	$(1.3)	$(3.8)	$(4.9)	$(10.8)	N/A
Loss reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)	$4.6	$4.2	$13.0	$13.2	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on those derivatives obligations. We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2012, we were not in default on any of our derivative obligations.

As of September 30, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.8 million. If we had breached any of the default provisions in these agreements as of September 30, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $15.3 million. We had not breached any of these provisions as of September 30, 2012.

9. PREFERRED SHARE OFFERINGS

In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.9 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and estimated offering expenses of $0.5 million. We used a portion of the net proceeds from this offering to repay all $30.0 million of then-outstanding borrowings under the Revolving Facility.

As of September 30, 2012, there was $0.4 million in accumulated but unpaid dividends relating to the Series A Preferred Shares. This amount was deducted from net loss to determine net loss attributable to common shareholders. This amount was not deducted from distributions in excess of net income as of September 30, 2012 because the dividend on the preferred shares was not yet declared at that time.

In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.2 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility and $58.0 million of then-outstanding borrowings under the 2010 Term Loan. Immediately after the repayment, there were no amounts outstanding under the Revolving Facility and $182.0 million outstanding under the 2010 Term Loan.

We may not redeem the Series A Preferred Shares or the Series B Preferred Shares before April 20, 2017 and October 11, 2017, respectively, except to preserve our status as a real estate investment trust or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A and Series B Preferred Shares, respectively. On and after April 20, 2017 and October 11, 2017, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares and the Series B Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 enclosed malls, eight strip and power centers and three development properties. The operating retail properties have a total of approximately 33.2 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.6 million square feet, of which we own approximately 22.9 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.” We are currently undertaking efforts to sell certain shopping malls and power centers that are not consistent with our current strategic objectives.

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

Our revenue consists primarily of fixed rental income, additional rent in the form of expense reimbursements, and percentage rent (rent that is based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing properties. We also receive income from our real estate partnership investments and from the management and leasing services that PRI provides.

Net loss for the three months ended September 30, 2012 was $12.9 million, a decrease of $46.5 million compared to a net loss of $59.4 million for the three months ended September 30, 2011. This decrease was primarily due to $52.1 million of impairment charges during the three months ended September 30, 2011, partially offset by $5.0 million of employee separation expenses recorded in the three months ended September 30, 2012. Net loss for the nine months ended September 30, 2012 was $35.7 million, a decrease of $57.7 million compared to a net loss of $93.4 million for the nine months ended September 30, 2011. This decrease was primarily due to $52.3 million of impairment charges during the nine months ended September 30, 2011, lower depreciation and amortization expenses and lower interest expense, partially offset by $5.8 million of employee separation expenses recorded in the nine months ended September 30, 2012.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of September 30, 2012, held a 96.0% interest in the Class A and Class B limited partnership units of PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Leverage

The conditions in the economy and the disruptions in the financial markets have caused fluctuations and variations in business and consumer confidence, resulted in continued levels of relatively high unemployment and, in turn, have negatively affected consumer spending on retail goods. We continue to adjust our plans and actions to take into account the current economic environment. The conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from the use of debt to fund our redevelopment program and other development activity, have combined to necessitate that we consider various approaches to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. We believe that we have access to sufficient capital to fund our remaining redevelopment project and our other foreseeable capital improvement projects.

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

Capital Improvements and Development Projects

We might make capital improvements at our operating properties. Such improvements vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $88.2 million as of September 30, 2012.

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term. As of September 30, 2012, we had incurred $52.8 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of September 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $8.6 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2012 and 2011:

	Occupancy (1) as of September 30,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2012	2011	2012	2011	2012	2011
Retail portfolio weighted average:
Total excluding anchors	88.4%	87.0%	93.0%	91.9%	89.1%	87.8%
Total including anchors	92.6%	91.6%	95.0%	93.9%	92.9%	91.9%
Malls weighted average:
Total excluding anchors	88.1%	86.9%	93.9%	93.5%	88.5%	87.3%
Total including anchors	92.4%	91.5%	95.8%	94.9%	92.6%	91.7%
Strip and power centers weighted average	96.8%	93.8%	94.5%	93.4%	95.2%	93.6%

(1)	Occupancy for both periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2012:

			Average Base Rent psf		Increase (Decrease) in Base Rent psf		Annualized Tenant
	Number	GLA	Previous	New	Dollar	Percentage	Improvements psf (1)
New Leases—Previously Leased Space:
1st Quarter (2)	32	119,188	$20.58	$21.54	$0.96	4.7%	$3.02
2nd Quarter (3)	33	103,243	31.36	29.49	(1.87)	(6.0%)	2.92
3rd Quarter (4)	65	65,377	51.59	57.06	5.47	10.6%	2.32

Total/Average	130	287,808	$31.49	$32.46	$0.97	3.1%	$2.83

New Leases—Previously Vacant Space: (5)
1st Quarter	35	124,425	N/A	$28.60	$28.60	N/A	$3.82
2nd Quarter	35	168,069	N/A	17.98	17.98	N/A	3.79
3rd Quarter	31	129,921	N/A	18.33	18.33	N/A	1.49

Total/Average	101	422,415	N/A	$21.22	$21.22	N/A	$3.09

Renewal: (6)
1st Quarter (2)	139	481,428	$22.28	$22.92	$0.64	2.9%	$—
2nd Quarter (3)	172	538,905	26.48	27.71	1.23	4.6%	0.01
3rd Quarter (4)	147	461,217	24.11	25.06	0.95	3.9%	0.02

Total/Average	458	1,481,550	$24.38	$25.33	$0.95	3.9%	$0.01

Anchor New:
1st Quarter	3	285,136	N/A	$13.87	$13.87	N/A	$3.40
2nd Quarter	—	—	N/A	—	—	N/A	—
3rd Quarter	—	—	N/A	—	—	N/A	—

Total/Average	3	285,136	N/A	$13.87	$13.87	N/A	$3.40

Anchor Renewal:
1st Quarter	1	100,115	$3.13	$3.13	$—	—	$—
2nd Quarter	1	212,000	0.35	0.35	—	—	—
3rd Quarter	4	353,671	2.94	2.94	—	—	—

Total/Average	6	665,786	$2.14	$2.14	$—	—	$—

(1)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(2)	Leasing spreads on a gross rent basis (base rent plus common area maintenance, real estate taxes and other charges) were –1.3% for New Leases—Previously Leased Space and 0.0% for Renewals.
(3)	Leasing spreads on a gross basis were –8.1% for New Leases—Previously Leased Space and 1.5% for Renewals.
(4)	Leasing spreads on a gross basis were 5.4% for New Leases—Previously Leased Space and 4.5% for Renewals.
(5)	This category includes newly constructed and recommissioned space.
(6)	This category includes expansions, relocations and lease extensions.

As of September 30, 2012, for non-anchor leases, the average base rent per square foot as of the expiration date was $26.53 for the renewing leases in “Holdover” status and $28.58 for leases expiring in 2012.

The following information sets forth our results of operations for the three and nine months ended September 30, 2012 and 2011.

Financial Overview

Net loss for the three months ended September 30, 2012 was $12.9 million, a decrease of $46.5 million compared to a net loss of $59.4 million for the three months ended September 30, 2011. This decrease was primarily due to $52.1 million of impairment charges during the three months ended September 30, 2011, partially offset by $5.0 million of employee separation expenses recorded in the three months ended September 30, 2012. Net loss for the nine months ended September 30, 2012 was $35.7 million, a decrease of $57.7 million compared to a net loss of $93.4 million for the nine months ended September 30, 2011. This decrease was primarily due to $52.3 million of impairment charges during the nine months ended September 30, 2011, lower depreciation and amortization expenses and lower interest expense, partially offset by $5.8 million of employee separation expenses recorded in the nine months ended September 30, 2012.

	Three months ended September 30,		% Change 2011 to	Nine months ended September 30,		% Change 2011 to
(in thousands of dollars)	2012	2011	2012	2012	2011	2012
Real estate revenue	$110,268	$109,762	0%	$327,360	$326,716	0%
Interest and other income	2,608	3,981	(34%)	4,254	5,708	(25%)
Operating expenses	(48,996)	(47,798)	3%	(142,597)	(144,358)	(1%)
Depreciation and amortization	(33,776)	(34,681)	(3%)	(100,894)	(105,806)	(5%)
General and administrative expenses	(8,694)	(8,495)	2%	(28,818)	(28,511)	1%
Provision for employee separation expenses	(4,958)	—	N/A	(5,754)	—	N/A
Impairment of assets	—	(52,110)	N/A	—	(52,335)	N/A
Project costs and other expenses	(380)	(161)	136%	(777)	(433)	79%
Interest expense, net	(31,097)	(31,846)	(2%)	(94,562)	(100,400)	(6%)
Equity in income of partnerships	2,164	1,924	12%	6,110	4,614	32%
Gains on sales of real estate	—	—	—	—	1,450	N/A

Net loss	$(12,861)	$(59,424)	(78%)	$(35,678)	$(93,355)	(62%)

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties, which are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $0.5 million, or 0%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to:

•

an increase of $1.6 million in base rent, including $0.6 million associated with the July 2012 opening of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings at Cherry Hill Mall, Jacksonville Mall and Crossroads Mall;

•	an increase of $0.2 million in lease terminations, primarily due to a termination payment received from one tenant totaling $0.2 million during the three months ended September 30, 2012; and

•

a decrease of $1.3 million in expense reimbursements, including decreases of $0.8 million in utility reimbursements and $0.5 million in common area maintenance and real estate tax reimbursements. The decrease in utility reimbursements was partially due a $0.3 million decrease in utilities expenses. In addition, during the three months ended September 30, 2011, utility reimbursements at three of our properties were affected by a temporary increase in tenant utility billing rates resulting in an additional $0.5 million of utility reimbursements that did not recur in 2012.

Real estate revenue increased by $0.6 million, or 0%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to:

•

an increase of $3.4 million in base rent, primarily due to increases at Cherry Hill Mall, Crossroads Mall, The Gallery at Market East and Jacksonville Mall due to new store openings. Also, base rent in the nine months ended September 30, 2011 was affected by straight line rent write-offs totaling $0.7 million associated with the Borders Group, Inc. liquidation;

•	an increase of $0.9 million in lease terminations, primarily due to termination payments received from three tenants totaling $1.1 million during the nine months ended September 30, 2012;

•

a decrease of $3.5 million in expense reimbursements, including decreases of $2.0 million in utility reimbursements and $1.5 million in common area maintenance and real estate tax reimbursements. The decrease in utility reimbursements was partially due a $1.2 million decrease in utilities expenses. In addition, during the nine months ended September 30, 2011, utility reimbursements at three of our properties were affected by a temporary increase in tenant utility billing rates resulting in an additional $0.5 million of utility reimbursements. Also, our properties continue to experience a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward common area maintenance costs and real estate taxes); and

•	a decrease of $0.4 million in percentage rent, primarily due to lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent.

Operating Expenses

Operating expenses increased by $1.2 million, or 3%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to:

•

an increase of $1.2 million in common area maintenance expenses, including increases of $0.4 million in repairs and maintenance, $0.4 million in insurance expense and $0.3 million in housekeeping and security as a result of stipulated contractual increases;

•

an increase of $0.3 million in bad debt expense. At Cherry Hill Mall, bad debt expense in the three months ended September 30, 2011 was favorably impacted by the collection of some previously reserved accounts receivable balances; and

•	a decrease of $0.3 million in non-common area utility expense due to lower electric rates as a result of deregulation and alternate supplier contracts executed over the past 12 months.

Operating expenses decreased by $1.8 million, or 1%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to:

•

a decrease of $1.2 million in non-common area utility expense due in part to a mild winter with above average temperatures across the Mid-Atlantic states where many of our properties are located, and in part to lower electric rates as a result of deregulation and alternate supplier contracts executed over the past 12 months;

•

a decrease of $1.1 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to the nine months ended September 30, 2011; and

•

an increase of $0.4 million in common area maintenance expenses, including increases of $1.0 million in repairs and maintenance and $0.8 million in housekeeping and security, partially offset by a $1.6 million decrease in snow removal expense resulting from a mild and dry winter across the Mid-Atlantic states where many of our properties are located.

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

The following table presents NOI for the three and nine months ended September 30, 2012 and 2011. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net loss determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands of dollars)	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Real estate revenue	$119,470	$118,621	1%	$484	$457	6%	$119,954	$119,078	1%
Operating expenses	(51,444)	(50,074)	3%	(415)	(373)	11%	(51,859)	(50,447)	3%

Net Operating Income	$68,026	$68,547	(1%)	$69	$84	(18%)	$68,095	$68,631	(1%)

	Same Store			Non Same Store			Total
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands of dollars)	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Real estate revenue	$354,470	$353,164	0%	$1,451	$1,411	3%	$355,921	$354,575	0%
Operating expenses	(149,704)	(151,572)	(1%)	(1,357)	(1,324)	2%	(151,061)	(152,896)	(1%)

Net Operating Income	$204,766	$201,592	2%	$94	$87	8%	$204,860	$201,679	2%

Total NOI decreased by $0.5 million, or 1%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, driven by a $0.5 million decrease in Same Store NOI. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

Total NOI increased by $3.2 million, or 2%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, driven by a $3.2 million increase in Same Store NOI. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties.

NOI includes lease termination revenue of $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $1.8 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Interest and Other Income

Interest and other income decreased by $1.4 million, or 34%, and by $1.5 million, or 25%, in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. The decrease was primarily due to a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.9 million, or 3%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to:

•	a decrease of $1.0 million because certain lease intangibles at three properties purchased during 2004 and 2005 became fully amortized after September 30, 2011.

Depreciation and amortization expense decreased by $4.9 million, or 5%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to:

•	a decrease of $3.0 million because certain lease intangibles at four properties purchased during 2004 and 2005 became fully amortized after September 30, 2011; and

•

a decrease of $1.7 million resulting from tenant improvement and deferred leasing commission write-offs associated with the Borders Group, Inc. liquidation during the nine months ended September 30, 2011.

Provision for Employee Separation Expenses

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in the employment agreement of our former President and Chief Operating Officer, Edward A. Glickman, were triggered that caused us to record a provision for employee separation expense of $3.5 million and $4.0 million for the three and nine months ended September 30, 2012, respectively. Mr. Glickman left his position as the Company’s President and Chief Operating Officer effective August 31, 2012.

Under the Company’s employment agreement with Mr. Glickman, in connection with his departure, he was entitled (i) to receive a payment of approximately $2.7 million, (ii) to receive additional amounts accrued under his supplemental retirement plan, (iii) to have his outstanding unvested restricted shares become vested, and (iv) to remain eligible to receive shares under the Company’s Restricted Share Unit programs based on the Company’s achievement of the performance metrics established by those programs as if his employment had not terminated.

In October 2012, Mr. Glickman resigned from his position as a trustee of the Company. To formally recognize and memorialize the terms of his departure from the Company as both a trustee and as an officer, the Company and Mr. Glickman entered into a separation agreement which included a mutual general release of all claims. Under the separation agreement, Mr. Glickman will receive a total cash separation payment (including the above-described $2.7 million to which he would have been entitled under his employment agreement) of $2.8 million.

Under Mr. Rubin’s amended employment agreement, we recorded a provision for employee separation expense of $1.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively. We expect to record a total provision for employee separation of $4.5 million ($2.6 million through December 2012 and an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

In August 2012, we terminated certain employees. In connection with the departure of these employees, we recorded $0.4 million of employee separation expenses.

Impairment of Assets

In September 2011, we recorded impairment of assets of $28.0 million on Phillipsburg Mall in Phillipsburg, New Jersey and $24.1 million on North Hanover Mall in North Hanover, Pennsylvania.

Interest Expense

Interest expense decreased by $0.7 million, or 2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This decrease was primarily due to lower applicable stated interest rates and lower weighted average debt balance. Our weighted average effective borrowing rate was 5.96% for the three months ended September 30, 2012 compared to 5.98% for the three months ended September 30, 2011. Our weighted average debt balance was $2,064.7 million for the three months ended September 30, 2012 compared to $2,176.0 million for the three months ended September 30, 2011.

Interest expense decreased by $5.8 million, or 6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This decrease was primarily due to lower applicable stated interest rates and lower weighted average debt balance. Our weighted average borrowing rate was 6.03% for the nine months ended September 30, 2012 compared to 6.17% for the nine months ended September 30, 2011. Our weighted average debt balance was $2,121.2 million for the nine months ended September 30, 2012 compared to $2,200.3 million for the nine months ended September 30, 2011.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.2 million, or 12%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was primarily due to an increase in partnership revenue of $0.4 million offset by a $0.2 million increase in property operating expenses.

Equity in income of partnerships increased by $1.5 million, or 32%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in partnership revenue of $0.8 million and a decrease of $0.7 million in depreciation and amortization expenses.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2012 and 2011 to show the effect of the provision for employee separation expenses, which had a significant effect on our results of operations, but is not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for employee separation expenses.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended September 30, 2012 and 2011:

(in thousands of dollars, except per share amounts)	Three Months Ended September 30, 2012	% Change 2011 to 2012	Three Months Ended September 30, 2011
Funds from operations (1)	$20,132	(31%)	$29,026
Provision for employee separation expenses	4,958	—	—

Funds from operations, as adjusted	$25,090	(14%)	$29,026

Funds from operations per diluted share and OP Unit	$0.34	(33%)	$0.51
Provision for employee separation expenses	0.09	—	—

Funds from operations per diluted share and OP Unit, as adjusted	$0.43	(16%)	$0.51

Weighted average number of shares outstanding	55,190		54,701
Weighted average effect of full conversion of OP Units	2,302		2,329
Effect of common share equivalents	982		165

Total weighted average shares outstanding, including OP Units	58,474		57,195

(1)

In accordance with updated NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. Prior period FFO and FFO per diluted share and OP Unit amounts have been revised to reflect this updated NAREIT guidance.

FFO was $20.1 million for the three months ended September 30, 2012, a decrease of $8.9 million, or 31%, compared to $29.0 million for the three months ended September 30, 2011. This decrease primarily was due to:

•	provision for employee separation expenses of $5.0 million recorded in the three months ended September 30, 2012;

•	preferred dividends of $2.4 million related to the Series A Preferred Shares issued in April 2012;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Down project; and

•	a decrease of $0.5 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”); partially offset by

•	a decrease in interest expense of $0.8 million.

FFO per diluted share and OP Unit decreased $0.17 per share to $0.34 per share for the three months ended September 30, 2012, compared to $0.51 per share for the three months ended September 30, 2011.

The following table presents FFO and FFO per diluted share and OP Unit, and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the nine months ended September 30, 2012 and 2011:

(in thousands of dollars, except per share amounts)	Nine Months Ended September 30, 2012	% Change 2011 to 2012	Nine Months Ended September 30, 2011
Funds from operations (1)	$65,932	(5%)	$69,557
Provision for employee separation expenses	5,754	—	—

Funds from operations, as adjusted	$71,686	3%	$69,557

Funds from operations per diluted share and OP Unit	$1.13	(7%)	$1.22
Provision for employee separation expenses	0.10	—	—

Funds from operations per diluted share and OP unit, as adjusted	$1.23	1%	$1.22

Weighted average number of shares outstanding	55,081		54,612
Weighted average effect of full conversion of OP Units	2,313		2,329
Effect of common share equivalents	1,017		305

Total weighted average shares outstanding, including OP Units	58,411		57,246

(1)

In accordance with updated NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. Prior period FFO and FFO per diluted share and OP Unit amounts have been revised to reflect this updated NAREIT guidance.

FFO was $65.9 million for the nine months ended September 30, 2012, a decrease of $3.7 million, or 5%, compared to $69.6 million for the nine months ended September 30, 2011. This decrease primarily was due to:

•	provision for employee separation expenses of $5.8 million recorded in the nine months ended September 30, 2012;

•	preferred dividends of $4.2 million related to the Series A Preferred Shares issued in April 2012;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with our investment in the Valley View Downs project; and

•	gains on sales of real estate of $0.7 million in the nine months ended September 30, 2011; partially offset by

•	a decrease in interest expense of $5.9 million; and

•	an increase of $3.2 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”).

FFO per diluted share and OP Unit decreased $0.09 per share to $1.13 per share for the nine months ended September 30, 2012, compared to $1.22 per share for the nine months ended September 30, 2011.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three months ended September 30, 2012
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$110,268	$9,686	$119,954
Operating expenses	(48,996)	(2,863)	(51,859)

Net operating income	61,272	6,823	68,095
General and administrative expenses	(8,694)	—	(8,694)
Provision for employee separation expenses	(4,958)	—	(4,958)
Interest and other income	2,608	—	2,608
Project costs and other expenses	(380)	(1)	(381)
Interest expense, net	(31,097)	(2,813)	(33,910)
Depreciation on non real estate assets	(256)	—	(256)
Preferred share dividends	(2,372)	—	(2,372)

Funds from operations	16,123	4,009	20,132
Depreciation on real estate assets	(33,520)	(1,845)	(35,365)
Equity in income of partnerships	2,164	(2,164)	—
Preferred share dividends	2,372	—	2,372

Net loss	$(12,861)	$—	$(12,861)

	Three months ended September 30, 2011
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$109,762	$9,316	$119,078
Operating expenses	(47,798)	(2,649)	(50,447)

Net operating income	61,964	6,667	68,631
General and administrative expenses	(8,495)	—	(8,495)
Interest and other income	3,981	—	3,981
Project costs and other expenses	(161)	—	(161)
Interest expense, net	(31,846)	(2,877)	(34,723)
Depreciation on non real estate assets	(207)	—	(207)

Funds from operations	25,236	3,790	29,026
Depreciation on real estate assets	(34,474)	(1,866)	(36,340)
Impairment of assets	(52,110)	—	(52,110)
Equity in income of partnerships	1,924	(1,924)	—

Net loss	$(59,424)	$—	$(59,424)

	Nine months ended September 30, 2012
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$327,360	$28,561	$355,921
Operating expenses	(142,597)	(8,464)	(151,061)

Net operating income	184,763	20,097	204,860
General and administrative expenses	(28,818)	—	(28,818)
Provision for employee separation expenses	(5,754)	—	(5,754)
Interest and other income	4,254	—	4,254
Project costs and other expenses	(777)	(1)	(778)
Interest expense, net	(94,562)	(8,449)	(103,011)
Depreciation on non real estate assets	(604)	—	(604)
Preferred share dividends	(4,217)	—	(4,217)

Funds from operations	54,285	11,647	65,932
Depreciation on real estate assets	(100,290)	(5,537)	(105,827)
Equity in income of partnerships	6,110	(6,110)	—
Preferred share dividends	4,217	—	4,217

Net loss	$(35,678)	$—	$(35,678)

	Nine months ended September 30, 2011
(in thousands of dollars)	Consolidated	PREIT’s share of unconsolidated partnerships	Total
Real estate revenue	$326,716	$27,859	$354,575
Operating expenses	(144,358)	(8,538)	(152,896)

Net operating income	182,358	19,321	201,679
General and administrative expenses	(28,511)	—	(28,511)
Interest and other income	5,708	—	5,708
Project costs and other expenses	(433)	—	(433)
Interest expense, net	(100,400)	(8,514)	(108,914)
Gains on sales of non operating real estate	710	—	710
Depreciation on non real estate assets	(682)	—	(682)

Funds from operations	58,750	10,807	69,557
Gains on sales of real estate	740	—	740
Depreciation on real estate assets	(105,124)	(6,193)	(111,317)
Impairment of assets	(52,335)	—	(52,335)
Equity in income of partnerships	4,614	(4,614)	—

Net loss	$(93,355)	$—	$(93,355)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first nine months of 2012 were $31.7 million, based on distributions of $0.8307 per Series A Preferred Share (in respect of the period from the April 2012 issuance date through September 30, 2012) and $0.47 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit, or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

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

The conditions in the market for debt capital and commercial mortgage loans (including the commercial mortgage backed securities market and the state of domestic and international bank and life insurance company real estate lending), and the conditions in the economy and their effect on retail sales, as well as our significant leverage resulting from debt incurred to fund our redevelopment program and other development activity, have combined to necessitate that we consider various approaches to obtaining, using and recycling capital. In light of these conditions, we are focusing on appropriately managing our liquidity. We intend to consider all of our available options for accessing the capital markets, given our position and constraints. We believe that we have sufficient capital to fund foreseeable capital improvement projects.

In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 20 properties as of September 30, 2012. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way. However, in October 2012, in connection with our repayment of a portion of the 2010 Term Loan using a portion of the net proceeds of the Series B Preferred Share offering, we obtained the release of security interests in two mall properties and one office property.

We continue to contemplate ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms and conditions of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through our contribution of assets to joint ventures or other partnerships or arrangements with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, through refinancing of properties in amounts that exceed current mortgage balances, or through other actions.

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of Series A Preferred Shares and in October 2012, we issued $86.3 million of Series B Preferred Shares in underwritten public offerings under this registration statement. However, in the future, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

Amended, Restated and Consolidated Senior Secured Credit Agreement

Our credit facility consists of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance as of September 30, 2012 of $240.0 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility and as amended, the “2010 Credit Facility”).

As of September 30, 2012, $15.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $235.0 million at September 30, 2012. We used a portion of the net proceeds from our Series B Preferred Share offering in October 2012 to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility. Immediately after the repayment, there were no amounts outstanding under the Revolving Facility.

The weighted average interest rate on outstanding Revolving Facility borrowings as of September 30, 2012 was 3.75%. Interest expense related to the Revolving Facility was $0.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively, excluding non-cash amortization of deferred financing fees.

As of September 30, 2012, $240.0 million was outstanding under the 2010 Term Loan. We used a portion of the net proceeds from our Series B Preferred Share offering in October 2012 to repay $58.0 million of then-outstanding borrowings under the 2010 Term Loan. Immediately after the repayment, there was $182.0 million outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three and nine months ended September 30, 2012 were 4.66% and 4.89%, respectively. Interest expense excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan was $4.0 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively, and $11.2 million and $14.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 2.75% and 4.00% per annum, depending on our leverage, in excess of LIBOR. The rate in effect at September 30, 2012 was 3.50% in excess of LIBOR. The following table presents the applicable credit spread over LIBOR at various leverage levels:

Credit Facility Leverage Ratio	Interest Rate Spread
Less than 50%	2.75%
Equal to or greater than 50% but less than 55%	3.00%
Equal to or greater than 55% but less than 60%	3.25%
Equal to or greater than 60% but less than 65%	3.50%
Equal to or greater than 65% but less than 70%	4.00%

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.9 million for each of the three months ended September 30, 2012 and 2011, respectively. Deferred financing fee amortization associated with the 2010 Credit Facility for the nine months ended September 30, 2012 and 2011 was $2.7 million and $2.8 million, respectively.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of September 30, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million in outstanding principal of our Exchangeable Notes upon their maturity and paid accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility.

Interest expense related to our Exchangeable Notes for the three months ended September 30, 2011 was $1.4 million, excluding the non-cash amortization of debt discount of $0.5 million, and the non-cash amortization of deferred financing fees of $0.2 million.

Interest expense related to our Exchangeable Notes for the nine months ended September 30, 2012 and 2011 was $2.3 million and $4.1 million, respectively, excluding the non-cash amortization of debt discount of $0.8 million and $1.5 million, respectively, and the non-cash amortization of deferred financing fees of $0.3 million and $0.5 million, respectively.

Preferred Share Offerings

In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.9 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and estimated offering expenses of $0.5 million. We used a portion of the net proceeds from this offering to repay all $30.0 million of then-outstanding borrowings under the Revolving Facility.

As of September 30, 2012, there was $0.4 million in accumulated but unpaid dividends relating to the Series A Preferred Shares. This amount was deducted from net loss to determine net loss attributable to common shareholders. This amount was not deducted from distributions in excess of net income as of September 30, 2012, because the dividend on the preferred shares was not yet declared at that time.

In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.2 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility and $58.0 million of then-outstanding borrowings under the 2010 Term Loan. Immediately after the repayment, there were no amounts outstanding under the Revolving Facility and $182.0 million outstanding under the 2010 Term Loan.

We may not redeem the Series A Preferred Shares or the Series B Preferred Shares before April 20, 2017 and October 11, 2017, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A and Series B Preferred Shares, respectively. On and after April 20, 2017 and October 11, 2017, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares and the Series B Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Interest Rate Derivative Agreements

As of September 30, 2012, we had entered into nine interest rate swap agreements with a weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements that have a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017. We had entered into an interest rate cap that matured in April 2012.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. On September 30, 2012, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of September 30, 2012, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $13.8 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

As of September 30, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.8 million. If we had breached any of the default provisions in these agreements as of September 30, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $15.3 million. We had not breached any of the provisions as of September 30, 2012.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
January	New River Valley Mall	$28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center	50.0	4.64% fixed	August 2022
August	Cumberland Mall	54.0	4.40% fixed	August 2022
August	Cherry Hill Mall	300.0	3.90% fixed	September 2022

Other 2012 Activity

In June 2012, we exercised our remaining one-year extension option on the mortgage loan secured by Paxton Town Centre in Harrisburg, Pennsylvania. In connection with the exercise of this extension option, we repaid $4.0 million of the outstanding balance, which reduced the principal balance to $50.0 million.

Mortgage Loans

Twenty-four mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Sixteen of the mortgage loans bear interest at a fixed rate and eight of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.36% at September 30, 2012. The eight variable rate mortgage loan balances had a weighted average interest rate of 2.47% at September 30, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.74% at September 30, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of September 30, 2012:

	Payments by Period
(in thousands of dollars)	Total	2012	2013-2014	2015-2016	Thereafter
Principal payments	$124,525	$4,568	$33,842	$30,787	$55,328
Balloon payments (1)	1,697,879	—	546,926	514,544	636,409

Total	$1,822,404	$4,568	$580,768	$545,331	$691,737

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Rate	Maturity
July	Pavilion East (1)	$9.4	LIBOR plus 2.75%	August 2017

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2012 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Mortgage loans	$1,822,404	$4,568	$580,768	$545,331	$691,737
2010 Term Loan (1)	240,000	—	240,000	—	—
Revolving Facility (1)	15,000	—	15,000	—	—
Interest on indebtedness (2)	431,906	28,140	179,552	94,733	129,481
Operating leases	10,900	518	3,634	2,927	3,821
Ground leases	43,120	158	1,295	1,310	40,357
Development and redevelopment commitments (3)	8,563	7,331	1,232	—	—

Total	$2,571,893	$40,715	$1,021,481	$644,301	$865,396

(1)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.75% and 4.00% plus LIBOR depending on our total leverage ratio.

(2)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.
(3)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2012, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

Preferred Share Dividends

Annual dividends on 4,600,000 of our 8.25% Series A Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $9.5 million. In 2012, for the partial year period from the issuance date in April to year end, we expect to pay Series A Preferred Share dividends of $6.2 million, including $1.4 million paid in June 2012 and $2.4 paid in September 2012, and $2.4 million expected to be paid in December.

Annual dividends on 3,450,000 of our 7.375% Series B Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $6.4 million. In 2012, for the partial year period from the issuance date in October to year end, we expect to pay Series B Preferred Share dividends of $1.1 million in December.

CASH FLOWS

Net cash provided by operating activities totaled $76.9 million for the nine months ended September 30, 2012 compared to $73.7 million for the nine months ended September 30, 2011. This increase in cash from operating activities was primarily due to increased net operating income, lower interest expense, and other working capital changes.

Cash flows used in investing activities were $62.6 million for the nine months ended September 30, 2012 compared to cash flows used in investing activities of $3.9 million for the nine months ended September 30, 2011. Investing activities for the nine months ended September 30, 2012 reflected investment in construction in progress of $32.0 million and real estate improvements of $24.3 million, primarily related to ongoing improvements at our properties. Investing activities for the nine months ended September 30, 2011 reflected investment in construction in progress of $15.6 million and real estate improvements of $26.6 million. Investing activities for the nine months ended September 30, 2011 reflected $7.3 million of proceeds from sales of real estate and $30.4 million in proceeds related to mortgage loans at three of our unconsolidated properties.

Cash flows used in financing activities were $9.8 million for the nine months ended September 30, 2012 compared to cash flows used in financing activities of $81.7 million for the nine months ended September 30, 2011. Cash flows used in financing activities for the nine months ended September 30, 2012 included the principal repayment of Exchangeable Notes of $136.9 million, a net $80.0 million pay down of the Revolving Facility, dividends and distributions of $31.7 million, and principal installments on mortgage loans of $15.7 million and a $4.0 million principal payment on one mortgage loan. We also received $110.9 million in net proceeds from the issuance of Series A Preferred Shares and $151.0 million in net proceeds from new mortgages loans on Capital City Mall, Cherry Hill Mall, Cumberland Mall and Christiana Center in the nine months ended September 30, 2012. Cash flows used in financing activities for the nine months ended September 30, 2011 reflected dividends and distributions of $26.1 million and principal installments on mortgage loans of $15.7 million.

COMMITMENTS

As of September 30, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $8.6 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the 2010 Credit Facility, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to portfolio or property acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, the owners of potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rent based on a percentage of a tenant’s sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•	potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill;

•	potential losses on impairment of assets that we might be required to record in connection with any dispositions of assets;

•	recent changes to our corporate management team and any resulting modifications to our business strategies;

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

•

current economic conditions and their effect on employment and consumer confidence and spending and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	increases in operating costs that cannot be passed on to tenants;

•	risks relating to development and redevelopment activities;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2012, our consolidated debt portfolio consisted primarily of $240.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 3.75%, $15.0 million borrowed under our Revolving Facility, which bore interest at a rate of 3.75% and $1,822.4 million in fixed and variable rate mortgage loans.

Twenty-four mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Sixteen of the mortgage loans bear interest at a fixed rate and eight of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.36% at September 30, 2012. The eight variable rate mortgage loan balances had a weighted average interest rate of 2.47% at September 30, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.74% at September 30, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2012	$4,399	5.57%	$169		2.33%
2013	$126,776	5.10%	$337,933		2.59%
2014	$115,362	6.42%	$255,697	(2)	3.73%
2015	$290,115	5.75%	$727		2.33%
2016 and thereafter	$893,406	5.23%	$52,820		3.12%

(1)	Based on the weighted average interest rates in effect as of September 30, 2012.
(2)

Includes 2010 Term Loan borrowings of $240.0 million with a weighted average interest rate of 3.75% and Revolving Facility borrowings of $15.0 million with a weighted average interest rate of 3.75% as of September 30, 2012.

As of September 30, 2012, we had $647.3 million of variable rate debt. Also, as of September 30, 2012, we had entered into nine interest rate swap agreements with an aggregate weighted average interest rate of 2.93% on a notional amount of $617.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing on various dates through January 2017. We entered into these interest rate swap agreements in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2012 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $67.4 million at September 30, 2012. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $69.2 million at September 30, 2012. Based on the variable rate debt included in our debt portfolio at September 30, 2012, a 100 basis point increase in interest rates would have resulted in an additional $0.3 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.3 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 8 of the notes to our unaudited consolidated financial statements.

Because the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, and have concluded as follows:

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

In the normal course of business, we have become and might in the future become involved in legal actions relating to the ownership and operation of our properties and the properties that we manage for third parties. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

On June 7, 2012, Joseph F. Coradino, formerly President of PREIT Services, LLC and PREIT-RUBIN, Inc., became our Chief Executive Officer, replacing Ronald Rubin, who retired from that position, but remains our Executive Chairman. On August 31, 2012, Edward A. Glickman, the Company’s President and Chief Operating Officer, left his position as an officer of the Company, and on October 15, 2012, he resigned from his position as a trustee of the Company. We continue to evaluate our needs and may make additional management changes or hires in the future. Our future success depends upon the ability of our corporate management team to implement these management changes and to continue to execute our business strategies. If we fail to implement these management changes successfully or if our management team is unable to execute the Company’s business strategies, there would be a negative impact on our business and our prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2012 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2012	431	$15.24	—	$—
August 1—August 31, 2012	29,266	15.69	—	—
September 1—September 30, 2012	—	—	—	—

Total	29,697	$15.68	—	$—

ITEM 6.	EXHIBITS.

3.1	Amended and Restated Trust Agreement dated December 18, 2008.

3.2	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares.

3.3	Amendment dated June 7, 2012 to Trust Agreement dated December 18, 2008.

3.4	Second Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares.

10.1	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer, Vice Chairman, and Chief Financial Officer.

10.2	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

10.3	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company.

10.4	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America.

10.5	Purchase Agreement dated October 1, 2012, by and among PREIT, PREIT Associates, Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report on Form 8-K filed on October 5, 2012, is incorporated herein by reference.

10.6	Second Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. designating the rights, obligations, duties and preferences of Series B Preferred Units, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 11, 2012, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: October 26, 2012
	By:	/s/ Joseph F. Coradino
Joseph F. Coradino Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3.1*	Amended and Restated Trust Agreement dated December 18, 2008.

3.2*	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares.

3.3*	Amendment dated June 7, 2012 to Trust Agreement dated December 18, 2008.

3.4*	Second Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares.

10.1*	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer, Vice Chairman, and Chief Financial Officer.

10.2*	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers.

10.3*	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company.

10.4*	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.