Form 10-K
period 2012-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2013-03-01
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	New York Stock Exchange
Series A Preferred Shares, par value $0.01 per share	New York Stock Exchange
Series B Preferred Shares, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2012, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $788 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On February 22, 2013, 56,235,414 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•	potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill;

•	potential losses on impairment of assets that we might be required to record in connection with any dispositions of assets;

•	recent changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our short and long-term liquidity position;

•

current economic conditions and their effect on employment and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

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

We currently own interests in 46 retail properties, of which 42 are operating properties, three are development properties and one is classified as held for sale. The 42 operating properties, which are classified in continuing operations, include 36 enclosed malls and six strip and power centers, have a total of 30.7 million square feet and operate in 12 states. We and partnerships in which we own an interest owned 23.9 million square feet at these properties (excluding space owned by anchors).

There are 35 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 26.1 million square feet, of which we own 20.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We currently have one power center property that is classified as held for sale. We have entered into an agreement to sell this asset in 2013.

At December 31, 2012, we had four properties that were classified as held for sale, two of which were malls and two of which were power centers. In January and February 2013, we sold the two malls and one of the power centers.

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment and development of enclosed malls. In general, our malls include national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings, drug stores, electronics and books/music/movies, among other things.

To enhance the experience for shoppers, most of our malls have restaurants and/or food courts, and some of the malls have multi-screen movie theaters and other entertainment options, either as part of the mall or on outparcels around the perimeter of the mall property. In addition, many of our malls have outparcels containing restaurants, banks or other stores. In their geographic trade areas, our malls frequently serve as a central place for community, promotional and charitable events.

The largest mall in our retail portfolio is 1.3 million square feet and contains 159 stores, and the smallest is 0.4 million square feet and contains 47 stores. The remaining power centers in our retail portfolio range from 300,000 to 780,000 square feet, while the remaining strip centers range from 220,000 square feet to 275,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2012, 57% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur on one or two occasions during the term, ranged from 0.3% to 106.7%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.

Also, the majority of our leases provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is traditionally related to the tenant’s pro rata share of space at the property. In recent years, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward common area maintenance costs, utilities and real estate taxes) as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our recent redevelopment program was, and of our current non-core property disposition and strategic plans is, to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property.

RECENT DEVELOPMENTS

Overview

As of December 31, 2012, following the issuance of Series A and Series B Preferred Shares during 2012 (but before the 2013 sales of Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square and application of a portion of the sales proceeds to mortgage loan repayments or to the payment of the applicable release price under the 2010 Credit Facility), our ratio of Total Liabilities to Gross Asset Value was 62.44%. As of December 31, 2011, that ratio had been 66.87%.

For the year ended December 31, 2012, several of our key operating metrics improved. Sales per square foot at our mall properties rose to $378 (excluding properties classified as held for sale), an increase of 2.2% over 2011, including consolidated and unconsolidated properties. Sales per square foot increased over each of the previous three years and have increased sequentially for 11 of the past 12 quarters. Six properties generated sales of $400 per square foot or more, including consolidated and unconsolidated properties, and there were increases at 23 of our 36 malls, which helped our leasing activity. (Sales per square foot including the properties classified as held for sale were $372.)

Total occupancy for our retail portfolio (excluding properties classified as held for sale) increased 130 basis points to 94.3%, mall occupancy increased 120 basis points to 94.3% and non anchor occupancy increased 140 basis points to 91.7%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). Including the properties classified as held for sale, retail portfolio occupancy was 91.9% and mall occupancy was 90.8%

Same Store net operating income (“Same Store NOI”), a non GAAP measure, increased by 1.8% over 2011. Excluding lease termination revenue, Same Store NOI increased by 1.5%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our net loss was reduced by $51.3 million to $42.6 million for 2012 from $93.9 million for 2011. The change in our 2012 results of operations from the prior year was primarily affected by impairment charges of $52.3 million in 2011 related to North Hanover Mall and Phillipsburg Mall and an impairment charge of $3.8 million related to Phillipsburg Mall in 2012; $9.4 million in employee separation expense in 2012; a decrease in interest expense resulting from lower debt balances; and an increase in net operating income. See our consolidated financial statements and the notes thereto.

Portfolio: Currently, when listing our malls in order by individual property 2012 sales per square foot, there is a group of six at the top of that list that collectively had an average sales per square foot of $530, average non anchor occupancy of 96.3% and that contributed approximately 30.9% of our NOI. This “premier” group includes Cherry Hill Mall and Willow Grove Park in suburban Philadelphia, Pennsylvania.

The next 18 properties on the list are a collection of solidly performing properties that had an average sales per square foot of $356, average non anchor occupancy of 91.5% and contributed approximately 44.6% of our NOI in 2012. This “core growth” group includes such properties as Capital City Mall near Harrisburg, Pennsylvania and Valley Mall in Hagerstown, Maryland.

The next 10 properties on the list, which exhibit moderate performance, had 2012 average sales per square foot of $265, non anchor occupancy of 89.0% and contributed 13.4% of our NOI, and, we believe, present opportunities for improvement. This “opportunistic” group includes Lycoming Mall near Williamsport, Pennsylvania and New River Valley Mall in Christiansburg, Virginia.

The remaining two mall properties (North Hanover Mall in Hanover, Pennsylvania and Chambersburg Mall in Chambersburg, Pennsylvania) constitute “non-core” properties. As discussed below, we sold two mall properties and one power center that were non-core properties in January and February 2013, and we have begun efforts to dispose of these other non-core properties.

Our portfolio also includes six strip and power centers. These strip and power centers had occupancy of 94.0%, and contributed approximately 4.3% of our NOI.

The balance of our 2012 NOI was generated by the two malls and two power centers classified as held for sale.

Recent Property Dispositions

In January 2013, we sold our interests in Paxton Towne Centre in Harrisburg, Pennsylvania, for $76.8 million in cash. We used a portion of the proceeds to repay a $50.0 million mortgage loan secured by the property, and the remaining cash proceeds for debt reduction and general corporate purposes. We remain subject to some contingent obligations of up to $3.3 million. We expect to recognize a gain on sale from this transaction of approximately $32.7 million, net of our contingent obligations, in the quarter ending March 31, 2013.

In January 2013, we sold Phillipsburg Mall in Phillipsburg, New Jersey, for $11.5 million in cash. In connection with this sale, we used the proceeds, together with approximately $4.5 million of our cash, to pay the release price of this property, which secured a portion of the 2010 Credit Facility. We recorded an asset impairment charge on this property of $3.8 million in the fourth quarter of 2012 when our anticipated holding period for the property changed due to its impending sale. No gain or loss was recorded from this transaction.

In February 2013, we sold Orlando Fashion Square in Orlando, Florida, for $35.0 million in cash. In connection with this sale, we used the proceeds and a nominal amount of cash to pay the release price of this property, which secured a portion of the 2010 Credit Facility. We expect to recognize a gain on sale from this transaction of approximately $0.6 million in the quarter ending March 31, 2013.

Financing Activity

Preferred Share Offerings. In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share, generating net proceeds of $110.9 million.

In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share, generating net proceeds of $83.3 million.

Exchangeable Notes. In June 2012, we repaid the $136.9 million in outstanding principal of our Exchangeable Notes upon their maturity and paid accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility.

Mortgage Loan Activity. The following table presents the mortgage loans that we have entered into since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Lycoming Mall	$35.5	LIBOR plus 2.75%	March 2018
February	Francis Scott Key Mall	62.6	LIBOR plus 2.60%	March 2018
February	Viewmont Mall	48.0	LIBOR plus 2.60%	March 2018
2012 Activity:
January	New River Valley Mall	28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall	300.0	3.90% fixed	September 2022

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property		Amount Financed (in millions of dollars)	Stated Interest Rate	Maturity
July 2012	Pavilion East	(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

Credit Facility. The 2010 Credit Facility contained an Optional Amendment provision which, if our ratio of Total Liabilities to Gross Asset Value had been less than 65% for two consecutive fiscal quarters, granted us the option to elect to amend certain financial covenants in order to reduce the applicable marginal interest rates. After we were able to reduce our ratio of Total Liabilities to Gross Asset Value to less than 65% for two consecutive quarters, in December 2012, we delivered our notice to effect the Optional Amendment. As a result, the terms of the 2010 Credit Facility have been revised to decrease the range of interest rates, decrease the maximum permitted ratio of Total Liabilities to Gross Asset Value, and increase several of the benchmarks for compliance, among other things. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended, Restated and Consolidated Senior Secured Credit Facility.”

Chief Executive Officer Succession; Provision for Employee Separation Expense

In June 2012, Joseph F. Coradino, formerly President of PREIT Services, LLC and PREIT-RUBIN, Inc., became our Chief Executive Officer, succeeding Ronald Rubin, who retired from that position but remains our Executive Chairman. In August 2012, Edward A. Glickman, the Company’s President and Chief Operating Officer, left his position as an officer of the Company, and subsequently resigned from our Board of Trustees in October 2012.

In connection with the appointment of Mr. Coradino as Chief Executive Officer, conditions in the employment agreement of Mr. Glickman were triggered that caused us to record a provision for employee separation expense of $4.1 million for 2012. Under Mr. Rubin’s amended employment agreement, we expect to record a provision for employee separation expense of $4.5 million (we recorded $2.6 million through December 2012 and are recording an additional $1.9 million through June 2013).

In 2012, we also terminated certain employees. In connection with the departure of those employees, we recorded $2.7 million of employee separation expense.

BUSINESS STRATEGY

Our primary objective is to maximize the long-term value of the Company for our shareholders. To that end, our business goals are to obtain the highest possible rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, net operating income, funds from operations, funds available for distribution to shareholders and other operating measures and results, and ultimately to maximize the values of our properties.

Short to Intermediate Term Business Strategy

To achieve this primary goal, we have developed a business strategy for the short to intermediate term and for the longer term. Our business strategy for the near term incorporates our capital strategy over that time frame, in light of our current level of leverage, as well as other components, and considers the properties that currently comprise our portfolio. This near term strategy to increase the values of our properties, and ultimately of the Company, includes:

•	Improving our balance sheet by reducing debt and leverage, and maintaining a solid liquidity position;

•	Improving the operating results of our properties;

•	Raising the overall level of quality of the assets in our portfolio; and

•	Taking steps to position the Company for future growth opportunities.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity

We plan to continue our efforts to strengthen our balance sheet and to reduce leverage and debt. The ratio of Total Liabilities to Gross Asset Value under our 2010 Credit Facility peaked in 2010 at approximately 71%. Our efforts to reduce this ratio began in 2010 with a public offering of common equity and a sale of some power center assets that generated excess proceeds that we used to repay debt, and have continued in 2012 with two public offerings of preferred equity, and to date in 2013 with asset sales that generated excess proceeds, as discussed above under “—Recent Developments.”

In the short to intermediate term, we continue to contemplate ways to reduce our leverage through a variety of means available to us, and subject to the terms of the 2010 Credit Facility. These means might include selling properties or interests in properties with values in excess of their mortgage loans or allocable debt and applying any excess proceeds to debt reduction; issuing common or preferred equity or equity-related securities if market conditions are favorable; entering into joint ventures or other partnerships or arrangements involving our contribution of assets; or through other actions. We are also striving to reduce our ratio of Total Liabilities to Gross Asset Value by increasing our Gross Asset Value through improving our operating performance. See “—Improving the Operating Results of Our Properties.”

In addition, we might pursue opportunities to make favorable changes to the terms of our credit facility and to our individual mortgage loans. When we refinance such loans, we might seek a new term, better rates and excess proceeds. We might also seek to repay certain mortgage loans in full in order to unencumber the associated properties, which could enable us to have a pool of unencumbered assets that could provide greater flexibility or be used to support additional financing. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements.

As of December 31, 2012, our balance sheet reflected $34.0 million in cash and cash equivalents. In addition, the Revolving Facility under the 2010 Credit Facility had the maximum availability of $250.0 million. We believe that our net cash provided by operations, together with the available credit under the Revolving Facility, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.

Improving the Operating Results of Our Properties

We aim to improve the overall performance of our portfolio of properties in the near term with a multi-pronged approach.

For the year ended December 31, 2012, we generated sales per square foot of $378 from our properties (excluding properties classified as held for sale), which represented the third consecutive year of growth in this metric. Such increases help attract new tenants and help us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on these increases in sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. More than half of the near-term lease expirations in our portfolio are in the premier and core growth groups of properties discussed above under “—Recent Developments—Overview.” Hence, we believe that there is a meaningful opportunity to increase rent and replace underperforming tenants at these properties, and potentially to increase their net operating income and net asset values.

As discussed below in “—Raising the Level of Quality of the Assets in Our Portfolio,” we have sold two non-core malls and are seeking to dispose of certain other non-core malls with lower sales productivity. We believe that the disposition of these less productive malls will help improve our negotiating position with retailers with multiple stores in our portfolio (including at these properties), and potentially enable us to obtain higher rental rates from them.

In addition to seeking to capitalize on our higher sales productivity in our lease negotiations to obtain increased rental rates, we are also working to continue to increase non anchor and total occupancy in our properties. Following our completed redevelopments of several properties, we gave high priority to our efforts to lease the available space at those assets, and have secured a number of new and renewal tenants to help increase or maintain occupancy at the redeveloped properties and throughout the portfolio. Over the past few years, non anchor occupancy at our malls increased by 190 basis points and total occupancy increased by 220 basis points (excluding properties classified as held for sale). We are continuing to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype to drive traffic and stimulate customer spending. We have added experienced new members to our team of veteran leasing representatives. We believe that increasing our occupancy will be helpful to our leasing efforts and will help increase rental rates.

Some space at properties might be available for a shorter period of time, pending a lease with a permanent tenant. We strive to manage the use of this space through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period when a space is not subject to a longer term lease.

We are also reinvigorating our efforts to generate ancillary revenue from the properties in our portfolio. We have added a senior position with responsibility for sponsorship marketing and promotional income, and we believe that increased efforts in this area can enable us to increase meaningfully the proportion of net operating income derived from ancillary revenue.

Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to control a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security, landscaping and trash. These contracts provide reasonable control, certainty and predictability. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in many markets where our properties are located, thereby reducing operating costs, and we expect to continue with this approach. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.

With respect to CAM charges, we have begun to offer tenants an option of fixed CAM, in contrast to the traditional pro rata CAM. Fixed CAM, while shifting some risk to us as landlord, can offer tenants increased predictability of their costs, decrease the number of items to be negotiated in a lease and thus speed lease execution, and reduce the need for detailed CAM billings, reconciliations and collections. It will take several years for all tenants of our properties to be subject to leases with a fixed CAM provision, but we believe there is an opportunity for costs to be reduced.

Raising the Overall Level of Quality of the Assets in Our Portfolio

Another element of our strategy is to elevate the overall level of quality of our portfolio. We intend to accomplish this by enhancing the value of some of the properties (most of which are in our core growth group), as well as by disposing of lower productivity non-core properties.

We believe that certain of our properties, including ones which are in trade areas around major cities or are leading properties in secondary markets, can benefit from strategic remerchandising strategies. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for significant value creation at the property level. We believe that we can successfully implement particular strategies at these assets, such as making fashion the focus of the retailers at the property, relocating and right-sizing certain stores, and adding restaurants. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at the property. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. These approaches can attract more national and other tenants to the property and can lead to higher occupancy and net operating income.

Another avenue for raising the level of quality of the portfolio is to dispose of certain non-core assets, some of which have sales productivity or occupancy below the average for our portfolio. In January and February 2013, we sold Phillipsburg Mall and Orlando Fashion Square, respectively. We are also seeking to sell a small number of other malls. We anticipate that the proposed disposition of these lower-performing properties, together with the property sales that have already closed, will result in improved operating metrics of the remaining collection of assets, which are measures of the quality of the portfolio. As discussed above under “—Improving the Operating Results of Our Properties,” we believe that this will also aid our bargaining position in lease negotiations and potentially help increase rental rates.

Taking Steps to Position the Company for Future Growth Opportunities

Lastly, we are taking steps to position the Company to generate future growth. We have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with proposals to acquire properties, to redevelop properties or to reposition properties with a mix of uses.

We seek to selectively acquire, in an opportunistic and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management. Depending on the nature of the acquisition opportunity, we might involve a partner.

We might also seek to increase the potential value of properties in our portfolio and to maintain or enhance their competitive positions by redeveloping them in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs that include the elements described above under “—Improving the Operating Results of Our Properties,” and might require some use of capital.

In addition, we look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as education, health care, entertainment, government and child care, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. Such uses will, we believe, bring more people to our properties and enable us to generate additional revenue and grow the value of the property.

Long-Term Business Strategy

Acquisitions

We seek to selectively acquire, in an opportunistic and disciplined manner, properties or portfolios of properties that are well-located and that we believe have strong potential for increased cash flows and appreciation in value if we apply our skills in leasing, asset management, and in some cases, redevelopment to the property. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property.

Redevelopment

We strive to increase the potential value of certain of the properties in our portfolio by redeveloping them. If we believe that a property is not achieving its potential, we engage in a strategic property plan and a focused leasing effort in order to increase the property’s performance, as we are doing now in some cases. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve that property’s competitive position.

Our efforts to increase the potential value of properties include: remerchandising by adjusting the tenant mix to capitalize on the economy and demographics of the property’s trade area; creating a diversified anchor mix including fashion, value-oriented and traditional department stores; attracting non-traditional junior anchors and mall tenants to draw more customers to the property; incorporating sit down restaurants and other entertainment options to extend shoppers’ “time spent on the property;” generating synergy by introducing different components to mall properties; and redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

Development

We pursue development of retail and mixed use projects that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties. We seek properties in trade areas that we believe have sufficient demand for such properties, once developed, to generate cash flows that meet the financial thresholds we establish in the given environment. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing

Dispositions

We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes.

CAPITAL STRATEGY

In support of the business strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgage loans, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

In February 2013, we refinanced the mortgages on Viewmont Mall, Lycoming Mall and Francis Scott Key Mall in the aggregate amount of $146.1 million at a weighted-average interest rate of 3.91% over terms of five years. These new mortgage loans generated excess proceeds of approximately $9.7 million and reduced the average interest rates by 172 basis points, after giving effect to interest rate swaps and forwards entered into in connection with these mortgage loans.

Through the end of 2013, two mortgage loans secured by consolidated properties with an aggregate principal balance of $111.7 million as of December 31, 2012 are scheduled to mature. The mortgage loans on three other properties are also scheduled to mature in 2013, but we expect to be able to refinance these mortgage loans or extend the maturity dates on these mortgage loans pursuant to the applicable loan agreements, subject to lender approval. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. See “Item 1A. Risk Factors” and “—Business Strategy—Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity.”

In general, in determining the amount and type of debt capital to employ in our business, we consider several factors, including: general economic conditions, the capital market environment, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, capitalization rates for mall properties, our financing needs for acquisition, redevelopment and development opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the federal tax law requirement that REITs distribute at least 90% of net taxable income, among other factors. We strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements.

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

Capital Availability

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we ordinarily fund most of our significant capital requirements, such as the capital for acquisitions, redevelopments and developments, through secured and unsecured indebtedness and, when appropriate, the issuance of additional debt, equity or equity-related securities.

In 2010, we entered into the 2010 Credit Facility, secured by most of our previously unsecured properties. In June 2011, we entered into an amendment to the 2010 Credit Facility, which extended the term to March 10, 2014. In December 2012, we exercised an optional amendment, which decreased the range of applicable interest rates and increased certain coverage ratios. The 2010 Credit Facility contains affirmative and negative covenants. During the term of the 2010 Credit Facility, certain covenants and provisions restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us or the market for our securities at the time or times we need capital. Uncertainty in the capital and credit markets might negatively affect our ability to access additional financing at reasonable terms, which might negatively affect our ability to fund our long-term strategies and other business initiatives. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.”

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2012, held a 96.1% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the properties ranges from 40% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the 2010 Credit Facility, lead us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might affect occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2010 Credit Facility. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

We are aware of certain past environmental matters at some of our properties. We have, in the past, investigated and, where appropriate, performed remediation of such environmental matters, but we might be required in the future to perform testing relating to these matters and further remediation might be required, or we might incur liability as a result of such environmental matters. See “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

EMPLOYEES

We had 644 employees at our properties and in our corporate office as of December 31, 2012. None of our employees are represented by a labor union.

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

CORPORATE HEADQUARTERS

Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter.

AVAILABLE INFORMATION

We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K filed during each year, including all amendments to these reports, if any. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and executive compensation and human resources committees of our Board of Trustees are available free of charge on our website, as well as in print to any shareholder upon request. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer and principal accounting officer by providing such information on our website within four days after effecting any amendment to, or granting any waiver under, that code, and we will maintain such information on our website for at least twelve months.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt and stated value of preferred shares outstanding, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service and dividends on our preferred shares outstanding. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt or reduce, defer or suspend our dividend payments on preferred shares.

We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2012, we had an aggregate consolidated indebtedness, including mortgage loans on two properties classified as held for sale, of $1,999.8 million, which was secured by substantially all of our properties. As of December 31, 2012, $182.0 million was outstanding under the 2010 Term Loan, and no amount was outstanding under the Revolving Facility, which were secured by a pool of collateral properties. In 2012, we obtained new mortgage loans of $467.8 million and we repaid $320.7 million of existing mortgage loan debts. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $201.7 million at December 31, 2012. Our consolidated debt represented 61.8% of our total market capitalization as of December 31, 2012. As of December 31, 2012, under the 2010 Credit Facility, our ratio of Total Liabilities to Gross Asset Value was 62.44%. We also had outstanding, in aggregate, $115.0 million of 8.25% Series A Preferred Shares and $86.3 million of 7.375% Series B Preferred Shares.

Our substantial indebtedness and preferred shares outstanding involve significant obligations for the payment of interest, principal and dividends. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect the value of our preferred shares or our ability to make distributions to shareholders.

Our substantial obligations arising from our indebtedness and preferred shares could also have other negative consequences to our shareholders, including the acceleration of a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt. If we fail to meet our obligations under our debt and our preferred shares, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, redevelopment and development activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and industry conditions, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, Revolving Facility borrowings or other financing vehicles, or issue additional preferred shares in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our 2010 Credit Facility, which could exacerbate the risks set forth above.

If we are unable to comply with the covenants in our 2010 Credit Facility, we might be adversely affected.

The 2010 Credit Facility requires us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the 2010 Credit Facility generally takes our net operating income and applies a capitalization rate to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our 2010 Credit Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue property acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures, make distributions to shareholders or engage in acquisitions. In addition, the predetermined release price for a property might exceed the amount we receive in a sale transaction for a collateral property, which might require us to deliver some additional cash from other sources to the lenders.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended, generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, and subject to the terms of the 2010 Credit Facility, we generally fund certain capital requirements, such as the capital for renovations, expansions, redevelopments, other non-recurring capital improvements, scheduled debt maturities, and acquisitions of properties or other assets, through secured and unsecured indebtedness and, when available and market conditions are favorable, the issuance of additional equity securities.

As of December 31, 2012, we had $682.0 million of indebtedness with initial maturities on or before December 31, 2014 at our consolidated properties. Also, subject to the terms and conditions of our 2010 Credit Facility, we estimate that we will need $51.6 million of additional capital to complete our current active development and redevelopment projects. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, our ability to refinance our existing debt as it comes due, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest currently consisting of a first lien on 14 properties. As a result, we have few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds.

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

Conditions in the U.S. economy continue to be challenging, and might adversely affect our cash flows from operations.

The U.S. economy has continued to experience relatively high unemployment and reduced or fluctuating business and consumer confidence. These conditions have negatively affected consumer spending on retail goods compared to before the recession. This lower demand has led to decreased operating performance of several retailer tenants, which has led to delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has affected the ability of our current tenants to meet their obligations to us. This, in turn, has caused a decrease in the revenue generated by our properties and could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our 2010 Credit Facility, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations. There can be no assurance that past, current and future government responses to the disruptions in the economy will restore business and consumer confidence and employment and consumer spending on retail goods in a timely manner, or at all.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.

We own substantially all of our assets through our interest in PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies, and derives substantially all of its cash flow from cash distributions to it by its subsidiaries. We, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on their obligations to their creditors, including under the 2010 Credit Facility, when due and payable before they may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds both to make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders.

In addition, we will only have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of such subsidiary after the claims of the creditors, including mortgage lenders and trade creditors, of that subsidiary are satisfied. Our shareholders, in turn, will have the right to participate in any distribution of our assets upon our liquidation, reorganization or insolvency only after the claims of our creditors, including trade creditors, are satisfied.

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

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. As of December 31, 2012, the aggregate fair value of our derivative instruments was an unrealized loss of $9.7 million, which is expected to be subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. For the year ended December 31, 2012, we recorded a loss on hedge ineffectiveness of $1.2 million in connection with our early and anticipated early repayment of variable interest rate debt. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of December 31, 2012, we had $574.2 million of indebtedness with variable interest rates, including the 2010 Term Loan that is part of the 2010 Credit Facility. We have fixed the interest rates on all of our variable rate debt using derivative instruments. We might incur additional variable rate debt in the future, through borrowings under the Revolving Facility or otherwise, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Approximately 38% of our non anchor leases and 18% of our anchor leases will expire in 2013 or 2014 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.

The current conditions in the economy have negatively affected employment compared to before the recession and have caused fluctuations and variations in consumer confidence and consumer spending on retail goods. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at some of our properties and regarding renewals of both anchor and non anchor leases.

In recent years, in connection with the factors described above, we frequently entered into leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the view that there will be greater visibility into expected future conditions in the economy and expected future trends. As a result, we have higher percentages of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2013 and 2014, or doing so on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

The income we generate depends in part on our anchor tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants, including combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, might result in the restructuring of these companies which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, and closures or sales of stores operated by them. For example, Sears Holdings Corporation’s Kmart chain had relatively weak same store sales performance in late 2012, as did jcpenney, which has undertaken a significant repositioning. We cannot assure you that there will not be store closings by Sears, Kmart, jcpenney or any other anchor tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations, particularly if the affected properties are not classified as Class A malls. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non anchor stores in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Expense reimbursements have decreased and, in the future, might continue to decrease because of a trend toward gross and percentage of sales leases. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.

Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent amount in lieu of contributing toward CAM costs and real estate taxes), as well as leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes. In these cases, a tenant will pay a single specified rent amount or a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we would be required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by our tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.

Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. For example, municipalities might seek to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In 2012, real estate taxes on Cherry Hill Mall increased by a material amount. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.

The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income or the loss of an anchor tenant, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected employment and consumer spending on retail goods. We have consequently decreased our estimates of future cash flows generated by our properties, and these factors might cause further decreases in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2011 and 2012, we will recognize impairment with respect to such assets.

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

Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2012 and 2011 impairment analyses resulted in noncash impairment charges on long lived assets of $3.8 million and $52.3 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”

Any store closings, leasing delays, lease terminations, tenant financial difficulties or tenant bankruptcies we encounter could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” Given current conditions in the economy, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Real Estate Revenue.” Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

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

Before 2011, we completed construction at the properties in our recent major redevelopment program. Currently, we are engaged in redevelopment projects at a few of our properties. We are also engaged in various early stage development steps at three mixed use and other projects, although we do not expect to make material investments in these projects in the short term, except some amounts that we expect will be reimbursed. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization.

Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Subject to the terms and conditions of our 2010 Credit Facility, as a key component of our long-term growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to then-prevailing economic, capital market and retail industry conditions.

We might elect not to proceed with certain development projects after they are begun. In general, when we elect not to proceed with a project, development costs for such a project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

Online shopping and other uses of smartphones and other technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. Also, small businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, are now able to reach a broader group of consumers and compete with a broader group of retailers including the retailers at our properties. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales, and has affected retailers in those categories significantly, such as Borders Group, Inc., which filed for bankruptcy protection and liquidated in 2011. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store. Consumers are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, retailers have recently begun to experience the phenomenon of customers, who are physically present in their stores to evaluate merchandise, checking competitors’ product offerings and prices while in their stores using technology, including smart phones. Online shopping and technology, such as smartphone applications, might affect the business models, sales and profitability of retailers, which might, in turn, affect the demand for retail real estate, occupancy at our properties and the amount of rent that we receive. Any resulting decreases in rental revenue could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor, non anchor and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including online retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our 2010 Credit Facility, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, and might affect the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

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

Acquisitions of retail properties have historically been an important component of our growth strategy. However, subject to the terms and conditions of our 2010 Credit Facility, and given current economic and retail industry conditions, we expect our acquisition activities to be limited in the short term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy, to make the acquisition successfully over competing suitors. We must also typically obtain financing on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

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

Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected value-creation potential, operating efficiencies, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel, personnel with necessary skill sets or financial and other resources to successfully handle our increased operations;

•	we might not be successful in leasing space in acquired properties or renewing leases of existing tenants after our acquisition of the property;

•	the combined portfolio might not perform at the level we anticipate;

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

Our business could be harmed if members of our senior management team terminate their employment with us or otherwise are unable to continue in their current capacity.

Our future success depends, to a meaningful extent, upon the continued services of Ronald Rubin, our executive chairman, and Joseph F. Coradino, our chief executive officer, and the services of our corporate management team. These executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Joseph F. Coradino and Ronald Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

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

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. The responsible party also might be liable to the government or to third parties for substantial property damage and investigation and cleanup costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with that real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities.

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

Asbestos. Asbestos-containing materials are present at a number of our properties, primarily in the form of floor tiles, mastics, roofing materials and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. Under applicable laws and practices, asbestos-containing materials in good, non-friable condition are allowed to be present, although removal might be required in certain circumstances. In particular, in the course of any redevelopment, renovation, construction or build out of tenant space, asbestos-containing materials are generally removed.

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

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our 2010 Credit Facility. Currently, we face significant challenges because the conditions in the economy have reduced employment and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers or other strategies, such as using smartphones or other technologies to determine where to make and assist in making purchases; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should be divested. We consider a few properties as “non-core” and intend to dispose of them. We have recently sold two mall properties and one power center property and are under contract to dispose of one power center property. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited, particularly given current economic and retail industry conditions. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Furthermore, the properties that serve as collateral for our 2010 Credit Facility are subject to specified release prices being repaid to the lenders, which might be higher than the price we are offered (as was the case in connection with the sale of Phillipsburg Mall in 2013), and other mortgage loans might contain substantial prepayment penalties, which might restrict our ability to dispose of a property. There are also limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

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

Possible terrorist activity or other acts of war or violence, including at our properties, could adversely affect our financial condition and results of operations.

Future terrorist attacks in the United States, or other acts of war or violence, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. Such a decrease in retail demand could make it difficult for us to renew leases or enter into new leases at our properties at lease rates equal to or above historical rates. Terrorist or other attacks or violent activities also could directly affect the value of our properties as a result of casualties or through damage, destruction or loss, or by making shoppers afraid to patronize such properties, and the availability of insurance for such acts, or of insurance generally, might decrease, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are directly or indirectly affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. Customers of the tenants at an affected property, and at other properties, might be less inclined to shop at an affected location or at a retail property generally. Such acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for retail goods or real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

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

Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although units of limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, George F. Rubin and Joseph F. Coradino are among the holders of these units. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

We have entered into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, that might affect our ability to sell or refinance some of our properties that we might otherwise want to sell or refinance, which could harm our financial condition.

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

We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our executive chairman, and George F. Rubin, a trustee and our vice chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which the Rubins have an interest. Although we have a related party transaction policy and provision for a Special Committee of the Board of Trustees that reviews such transactions, our officers or trustees who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

RISKS RELATING TO OUR SECURITIES

Holders of our common shares might have their interest in us diluted by actions we take in the future.

Our May 2010 common share offering and our 2012 preferred share offerings were dilutive to our shareholders, and we continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the 2010 Credit Facility. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.

Many factors, including changes in interest rates and the negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

Increases in market interest rates, relative to the dividend yield on our shares. If market interest rates increase, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds being available for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders. Thus, higher market interest rates could cause the market price of our shares to decrease;

•	Possible future issuances of equity, equity-related or convertible securities, including securities senior as to distributions or liquidation rights;

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with the tax treatment of dividends and distributions);

•

Perception, by market professionals and participants, of REITs generally and REITs in the retail sector, and malls, in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future;

•	Perception by market participants of our potential for payment of cash distributions and for growth;

•	Levels of institutional investor and research analyst interest in our securities;

•	Relatively low trading volumes in securities of REITs;

•	Our results of operations and financial condition; and

•	Investor confidence in the stock market or the real estate sector generally.

The issuances of preferred shares and any additional issuances of preferred shares in the future might adversely affect the earnings per share available to common shareholders and amounts available to common shareholders for payments of dividends.

We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, preferred shares or any substantially similar securities in the future.

The market value of our common shares is based primarily upon the market’s perception of our liquidity and capital resources, our growth potential and our current and potential future earnings, funds from operations and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, funds from operations or cash distributions are less than expected, it is likely that the market price of our common shares will decrease. These metrics might be adversely affected by the existence of preferred shares, including our existing preferred shares and additional preferred shares that we might issue.

We might change the dividend policy for our common shares in the future.

In February 2013, our Board of Trustees declared a cash dividend of $0.18 per share, payable in March 2013. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

In addition, the 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of funds from operations (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2010 Credit Facility. We must maintain our status as a REIT at all times.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.

Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 39.6%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to an historically low maximum rate of 15%. Beginning January 1, 2013, this maximum rate was increased to 20%. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders, and instead are taxed at ordinary income rates. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.

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

RETAIL PROPERTIES

We currently own interests in 46 retail properties, of which 42 are operating properties, three are development properties and one is classified as held for sale. The 42 operating properties, which are classified in continuing operations, include 36 enclosed malls and six strip and power centers, have a total of 30.7 million square feet and operate in 12 states. We and partnerships in which we own an interest owned 23.9 million square feet at these properties (excluding space owned by anchors).

There are 35 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 26.1 million square feet, of which we own 20.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We currently have one power center property that is classified as held for sale. We have entered into an agreement to sell this asset in 2013.

At December 31, 2012, we had four properties that were classified as held for sale, two of which were malls and two of which were power centers. In January and February 2013, we sold the two malls and one of the power centers.

PREIT Services currently manages 36 of the operating properties, 35 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not consolidated by us. The remaining five properties are also owned by partnerships that are not consolidated by us and are managed by our partners, or by an entity we or our partners designated.

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

See financial statement Schedule III for financial statement information regarding the properties.

The following tables present information regarding our retail properties. We refer to the total retail space of these properties, including anchors and non anchor stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALL
Beaver Valley Mall, Monaca PA	100%	1,153,715	948,945	1970/1991	96.1%	Boscov’s, jcpenney, Macy’s and Sears

Capital City Mall, Camp Hill, PA	100%	608,787	488,787	1974/2005	96.9%	jcpenney, Macy’s and Sears

Chambersburg Mall, Chambersburg, PA	100%	454,423	454,423	1982	88.4%	Bon-Ton, Burlington Coat Factory, jcpenney and Sears
Cherry Hill Mall, Cherry Hill, NJ	100%	1,306,821	827,936	1961/2009	95.1%	The Container Store, Crate and Barrel, jcpenney, Macy’s and Nordstrom

Crossroads Mall, Beckley, WV(6)	100%	475,057	475,057	1981	96.1%	Belk, Dick’s Sporting Goods, jcpenney and Sears
Cumberland Mall, Vineland, NJ	100%	943,909	670,679	1973/2003	94.3%	Best Buy, BJ’s, Boscov’s, Burlington Coat Factory, Home Depot and jcpenney
Dartmouth Mall, Dartmouth, MA	100%	670,798	530,798	1971/2000	97.3%	jcpenney, Macy’s and Sears

Exton Square Mall, Exton, PA(6)	100%	1,086,346	808,878	1973/2000	94.6%	Boscov’s, jcpenney, K-Mart, Macy’s and Sears
Francis Scott Key Mall, Frederick, MD	100%	711,305	571,972	1978/1991	97.1%	Barnes & Noble, jcpenney, Macy’s, Sears and Value City Furniture
Gadsden Mall, Gadsden, AL	100%	501,630	501,630	1974/1990	94.9%	Belk, jcpenney and Sears

The Gallery at Market East, Philadelphia, PA(6)(7)	100%	1,089,507	1,089,507	1977/1990	72.6%	Burlington Coat Factory and Commonwealth of Pennsylvania
Jacksonville Mall, Jacksonville, NC	100%	488,827	488,827	1981/2008	99.8%	Barnes & Noble, Belk, jcpenney and Sears
Logan Valley Mall, Altoona, PA	100%	781,617	781,617	1960/1997	97.8%	jcpenney, Macy’s and Sears

Lycoming Mall, Pennsdale, PA	100%	834,606	714,606	1978/2007	98.0%	Best Buy, Bon-Ton, Burlington Coat Factory, Dick’s Sporting Goods, jcpenney, Macy’s(8) and Sears
Magnolia Mall, Florence, SC	100%	613,854	613,854	1979/2007	99.3%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, jcpenney and Sears
Moorestown Mall, Moorestown, NJ	100%	1,002,489	681,289	1963/2008	92.2%	Boscov’s, Lord & Taylor, Macy’s and Sears
New River Valley Mall, Christiansburg, VA	100%	464,636	464,636	1988/2007	98.8%	Belk, Dick’s Sporting Goods, jcpenney, Regal Cinemas and Sears
Nittany Mall, State College, PA	100%	532,888	437,888	1968/1990	96.1%	Bon-Ton, jcpenney, Macy’s (8) and Sears
North Hanover Mall, Hanover, PA	100%	452,449	452,449	1967/1999	85.0%	Dick’s Sporting Goods, jcpenney and Sears
Palmer Park Mall, Easton, PA	100%	457,981	457,981	1972	95.2%	Bon-Ton and Boscov’s

Patrick Henry Mall, Newport News, VA	100%	715,196	575,196	1988/2005	97.8%	Dick’s Sporting Goods, Dillard’s, jcpenney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA(6)	100%	951,279	736,644	1966/2009	90.1%	AMC Theater, Boscov’s, Macy’s and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	916,614	916,614	1959/2004	98.0%	Jcpenney, Macy’s, Marshalls, Ross Dress for Less and Target
South Mall, Allentown, PA	100%	405,290	405,290	1975/1992	93.9%	Bon-Ton and Stein Mart

Uniontown Mall, Uniontown, PA(6)	100%	699,284	699,284	1972/1990	95.5%	Bon-Ton, Burlington Coat Factory, jcpenney, Sears and Teletech Customer Care
Valley Mall, Hagerstown, MD	100%	911,665	668,265	1974/1999	95.1%	Bon-Ton, jcpenney, Macy’s and Sears

Valley View Mall, La Crosse, WI	100%	606,039	351,443	1980/2001	96.9%	Barnes & Noble, Herberger’s, jcpenney, Macy’s and Sears
Viewmont Mall, Scranton, PA	100%	747,281	627,281	1968/2006	99.0%	jcpenney, Macy’s and Sears

Voorhees Town Center, Voorhees, NJ	100%	732,012	311,174	1970/2007	68.3%	Boscov’s, Macy’s, The Star Group and Voorhees Town Hall
Washington Crown Center, Washington, PA	100%	673,965	533,870	1969/1999	93.9%	Bon-Ton, Gander Mountain Sports, Macy’s and Sears
Willow Grove Park, Willow Grove, PA	100%	1,161,662	748,541	1982/2001	97.7%	Bloomingdale’s, The Cheesecake Factory, Macy’s and Sears
Wiregrass Commons, Dothan, AL	100%	636,183	304,031	1986/2008	91.4%	Belk, Burlington Coat Factory and jcpenney
Woodland Mall, Grand Rapids, MI	100%	1,162,617	437,430	1968/1998	98.3%	Apple, Barnes & Noble, jcpenney, Kohl’s, Macy’s and Sears
Wyoming Valley Mall , Wilkes-Barre, PA	100%	905,878	905,878	1971/2006	97.6%	Bon-Ton, jcpenney, Macy’s and Sears

STRIP CENTER

The Commons at Magnolia, Florence, SC	100%	226,450	100,250	1991/2002	85.7%	Bed, Bath & Beyond and Target

Total consolidated retail properties		26,083,060	20,782,950		94.1%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the terms of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	A portion of the underlying land at this property is subject to a ground lease.
(7)

The owned square feet for The Gallery at Market East includes the former Strawbridge’s department store building that is currently partially vacant. This vacant portion of the department store represents 21.4% of the owned square feet for The Gallery at Market East.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS

Lehigh Valley Mall, Allentown, PA	50%	1,157,933	950,641	1960/2008	98.2%	Barnes & Noble, Boscov’s, jcpenney and Macy’s
Springfield Mall, Springfield, PA	50%	611,370	223,471	1974/1997	94.7%	Macy’s and Target

POWER CENTERS

Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.00%	Giant Food Store, Lowe’s and Target

The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	88.6%	Best Buy, BJ’s, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,881	263,291	1998	100.00%	Home Depot and Weis Markets

Whitehall Mall, Allentown, PA	50%	574,749	574,749	1964/1998	93.1%	Bed, Bath & Beyond, Kohl’s and Sears

STRIP CENTER

Springfield Park, Springfield, PA	50%	274,480	128,811	1997/1998	90.0%	Bed, Bath & Beyond, LA Fitness and Target

Total unconsolidated retail properties		4,564,129	3,075,327		95.6%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, includes space occupied by both anchor and non anchor tenants and includes all tenants irrespective of the terms of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

Assets Classified as Held for Sale(1)

Property/Location	Ownership Interest	Total Square Feet	Owned Square Feet	Year Built / Last Renovated	Occupancy%	Anchors/Major Tenants

POWER CENTER

Christiana Center, Newark, DE	100%	302,779	302,779	1998	100.0%	Costco and Dick’s Sporting Goods

(1)	Phillipsburg Mall, Paxton Towne Centre and Orlando Fashion Square are not included in this table as these properties were sold in January and February 2013.

The following table sets forth our gross rent per square foot (for consolidated and unconsolidated properties), including all tenants irrespective of the terms of their agreements, and including properties classified as held for sale, for the five years ended December 31, 2012:

Year	Non Anchor Stores	Anchor Stores
2008(1)	$31.61	$3.88
2009(1)	31.75	4.22
2010(1)	31.45	4.12
2011(1)	31.20	4.12
2012	31.33	4.24

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated properties, as of December 31, 2012:

Tenant Name(1)	Number of Stores(2)(3)	GLA(2)(3)	Percent of Total GLA(4)
Bed Bath & Beyond Inc.
Bed Bath & Beyond	5	176,792
Buy Buy Baby	1	30,322

Total Bed Bath & Beyond Inc.	6	207,114	0.7%
Belk, Inc.	6	520,684	1.7%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	14	22,645

Total Best Buy Co., Inc.	19	200,502	0.7%
BJ’s Wholesale Club, Inc.	2	234,761	0.8%
The Bon-Ton Stores, Inc.
Bon-Ton	10	943,613
Herberger’s	1	41,344

Total Bon-Ton Stores, Inc.	11	984,957	3.2%
Boscov’s Department Store	9	1,453,574	4.7%
Burlington Coat Factory	6	537,986	1.8%
Carmike Cinemas, Inc.
Carmike Cinemas	4	123,972
Valley Square Theater	1	20,780

Total Carmike Cinemas, Inc.	5	144,752	0.5%

Tenant Name(1)	Number of Stores(2)(3)	GLA(3)	Percent of Total GLA(4)
Dick’s Sporting Goods, Inc.	9	417,159	1.4%
Dillard’s, Inc.	2	307,204	1.0%
Gander Mountain Co.	1	83,835	0.3%
Giant Food Stores, LLC	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	3	397,322	1.3%
J.C. Penney Company, Inc.	29	3,175,513	10.4%
Kohl’s Corporation	1	81,785	0.3%
Lord & Taylor	1	121,200	0.4%
Lowes, Inc.	1	163,215	0.5%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	24	3,850,904

Total Macy’s, Inc.	25	4,088,441	13.3%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	1	40,332

Total Nordstrom, Inc.	2	178,332	0.6%
Premier Cinema Corporation	1	51,412	0.2%
Regal Cinemas	3	151,566	0.5%
Sears Holdings Corporation
K-Mart	1	96,268
Sears	25	3,315,585

Total Sears Holdings Corporation	26	3,411,853	11.1%
Target Corporation	5	747,080	2.4%
Teletech Customer Care Management	1	64,964	0.2%
Weis Markets, Inc.	1	65,032	0.2%
Whole Foods, Inc.	1	65,155	0.2%

	178	17,976,656	58.7%

(1)

To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.
(3)	Does not include tenants from properties classified as held for sale.
(4)	Percent of Total GLA is calculated based on the total GLA of all properties excluding those classified as held for sale.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, and excluding tenants at properties classified as held for sale, by gross rent as of December 31, 2012:

Primary Tenant(1)	Total Stores	Annual Gross Rent(2)	Percent of PREIT’s Annual Gross Rent
Gap, Inc.	43	$11,782	3.0%
Limited Brands, Inc.	69	10,800	2.8%
American Eagle Outfitters, Inc.	40	10,497	2.7%
Foot Locker, Inc.	64	10,234	2.6%
J.C. Penney Company, Inc.	29	10,065	2.6%
Sears Holdings Corporation	27	7,321	1.9%
Signet Jewelers Limited	38	6,005	1.5%
Zale Corporation	67	5,661	1.5%
Luxottica Group S.p.A.	46	5,563	1.4%
Commonwealth of Pennsylvania	2	5,427	1.4%
Ascena Retail Group, Inc.	45	5,047	1.3%
Abercrombie & Fitch Co.	19	5,027	1.3%
Genesco, Inc.	58	4,975	1.3%
Aeropostale, Inc.	39	4,935	1.3%
The Children’s Place Retail Stores, Inc.	25	4,345	1.1%
Macy’s	26	4,280	1.1%
Shoe Show, Inc.	29	4,193	1.1%
Hallmark Cards, Inc.	35	4,136	1.1%
Boscov’s Department Store	9	4,047	1.0%
Regis Corporation	68	3,860	1.0%

Total	778	$128,200	33.0%

(1)	Tenant includes all brands and concepts of the tenant.
(2)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2012.

RETAIL LEASE EXPIRATION SCHEDULE—NON ANCHORS

The following table presents scheduled lease expirations of non anchor tenants, excluding tenants at properties classified as held for sale, as of December 31, 2012:

	All Tenants					Tenants in Bankruptcy(1)
For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year
2012 and Prior(3)	162	326,662	$12,505	$41.04	3.7%	—	$—	$—	—
2013	441	1,477,400	40,406	29.73	11.8%	2,455	211	35.01	49.0%
2014	477	1,542,451	42,217	29.05	12.4%	—	—	—	—
2015	326	1,408,526	40,142	31.23	11.8%	5,375	30	5.58	7.0%
2016	325	1,362,738	44,735	36.69	13.1%	—	—	—	—
2017	297	1,067,470	35,525	38.23	10.4%	—	—	—	—
2018	190	1,035,927	31,070	32.75	9.1%	—	—	—	—
2019	146	682,465	22,939	35.86	6.7%	1,013	116	114.51	26.9%
2020	127	820,652	22,218	28.75	6.5%	1,983	13	6.56	3.0%
2021	124	538,237	17,038	35.36	5.0%	175	61	348.57	14.1%
2022	118	626,607	17,115	30.52	5.0%	—	—	—	—
Thereafter	85	619,369	15,389	26.31	4.5%	—	—	—	—

Total/Average	2,818	11,508,504	$341,299	$32.44	100.0%	11,001	$431	$27.81	100.0%

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

(2)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2012.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2012.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2012.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants, excluding tenants at properties classified as held for sale, as of December 31, 2012 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total
2013	5	401,072	$1,799	$4.49	3.8%
2014	13	1,217,378	4,315	4.00	9.1%
2015	16	1,515,649	6,796	4.48	14.4%
2016	19	1,843,381	7,053	3.83	14.9%
2017	11	1,398,035	4,421	3.69	9.3%
2018	11	1,130,813	4,922	4.35	10.4%
2019	8	905,529	3,070	3.39	6.5%
2020	3	301,030	801	2.66	1.7%
2021	3	339,655	1,389	8.18	2.9%
2022	4	521,173	2,735	5.25	5.8%
Thereafter	9	993,653	10,034	10.10	21.2%

Total/Average	102	10,567,368	$47,335	$4.73	100.0%

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2012.

(2)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2012.

DEVELOPMENT PROPERTIES

The development portion of our portfolio contains three properties in two states. Two of the projects are classified as “mixed use” (a combination of retail and other uses) and one project is classified as “other.”

OFFICE SPACE

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $1.5 million, $1.8 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. Under this amendment, the term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second must be for 10 years less the number of years of the first extension. The base rent under the amended office lease will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the transaction.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of business, we have become, and might in the future become, involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial condition or results of operations.

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

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2012	$15.74	$10.49	$0.15
Quarter ended June 30, 2012	$15.69	$11.81	0.16
Quarter ended September 30, 2012	$17.44	$13.86	0.16
Quarter ended December 31, 2012	$17.90	$15.42	0.16

			$0.63

	High	Low	Dividend Paid
Quarter ended March 31, 2011	$15.62	$12.88	$0.15
Quarter ended June 30, 2011	$17.34	$13.64	0.15
Quarter ended September 30, 2011	$16.55	$7.72	0.15
Quarter ended December 31, 2011	$11.00	$6.50	0.15

			$0.60

As of December 31, 2012, there were approximately 3,000 holders of record of our common shares and approximately 16,500 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2013, our Board of Trustees declared a cash dividend of $0.18 per share payable in March 2013. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant.

The 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2010 Credit Facility. We must maintain our status as a REIT at all times.

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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended December 31, 2012 and the average price paid per share:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2012	—	$—	—	$—
November 1 – November 30, 2012	—	—	—	—
December 1 – December 31, 2012	188,614	17.49	—	—

Total	188,614	$17.49	—	$—

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2012	2011	2010	2009	2008
Operating Results:
Total revenue	$427,182	$427,003	$426,057	$419,668	$425,128
Impairment of assets	$—	$(24,359)	$—	$(11,554)	$(27,592)
Gains on sales of real estate – continuing operations	$—	$1,590	$—	$4,311	$—
Loss from continuing operations	$(42,892)	$(66,574)	$(75,397)	$(41,500)	$(27,874)
Gains on sales of discontinued operations	$947	$—	$19,094	$9,503	$—
Net loss	$(42,550)	$(93,935)	$(54,363)	$(90,091)	$(16,355)
Dividends on preferred shares	$7,984	$—	$—	$—	$—
Net loss attributable to PREIT common shareholders	$(48,821)	$(90,161)	$(51,927)	$(85,738)	$(15,766)
Loss from continuing operations per share – basic and diluted	$(0.90)	$(1.18)	$(1.44)	$(0.99)	$(0.72)
Net loss per share – basic and diluted	$(0.89)	$(1.66)	$(1.04)	$(2.11)	$(0.43)
Impairment of assets of discontinued operations	$(3,805)	$(27,977)	$—	$(62,700)	$—

	As of December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Investments in real estate, at cost	$3,477,540	$3,576,997	$3,587,468	$3,684,313	$3,708,048
Intangible assets, net	$8,673	$9,921	$15,787	$38,978	$68,296
Total assets	$2,877,624	$2,910,254	$3,080,117	$3,346,580	$3,444,277
Total debt, including debt premium and discount	$1,900,052	$2,162,432	$2,225,539	$2,565,357	$2,560,375
Noncontrolling interest	$38,588	$43,711	$50,257	$56,151	$51,934
Total equity – PREIT	$674,641	$544,327	$654,273	$578,653	$646,329
Other data:
Cash provided by operating activities	$120,324	$105,262	$116,791	$136,148	$124,963
Cash (used in) provided by investing activities	$(88,178)	$(21,772)	$81,029	$(103,405)	$(353,239)
Cash (used in) provided by financing activities	$(19,954)	$(104,019)	$(229,736)	$31,714	$210,137
Cash distributions per share – common	$0.63	$0.60	$0.60	$0.74	$2.28

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

We currently own interests in 46 retail properties, of which 42 are operating properties, three are development properties and one is classified as held for sale. The 42 operating properties, which are classified in continuing operations, include 36 enclosed malls and six strip and power centers, have a total of 30.7 million square feet and operate in 12 states. We and partnerships in which we own an interest owned 23.9 million square feet at these properties (excluding space owned by anchors).

There are 35 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 26.1 million square feet, of which we own 20.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We currently have one power center property that is classified as held for sale. We have entered into an agreement to sell this asset in 2013.

At December 31, 2012, we had four properties that were classified as held for sale, two of which were malls and two of which were power centers. In January and February 2013, we sold the two malls and one of the power centers.

Our primary business is owning and operating retail shopping malls, which we do primarily through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We provide management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Our net loss was reduced by $51.3 million to $42.6 million for 2012 from $93.9 million for the year ended December 31, 2011. The change in our 2012 results of operations from the prior year was primarily affected by impairment charges of $52.3 million in 2011 related to North Hanover Mall and Phillipsburg Mall; an impairment charge of $3.8 million related to Phillipsburg Mall in 2012; $9.4 million in employee separation expense in 2012; a decrease in interest expense resulting from lower debt balances; and an increase in net operating income.

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

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2012, held a 96.1% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 43 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have increased unemployment and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. As a result, as compared to past years, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment.

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

Capital Improvement Projects and Development

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $68.6 million as of December 31, 2012.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of December 31, 2012, we had incurred $56.7 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of December 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $17.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, assuming a holding period of ten years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 ranged from 6.25% to 12.0%. In 2012, one property had a triggering event that required further review for impairment. The fair value of the property (Phillipsburg Mall) was determined based on the sale price of the property as further discussed below. In 2011, after two properties had triggering events that required further review for impairment, we estimated the fair value of the properties that experienced impairment of assets using discount rates applied to estimated cash flows ranging from 13% to 14%.

Phillipsburg Mall

In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings of underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

In the fourth quarter of 2012, we recorded an additional impairment loss of $3.8 million. The amount of the impairment loss was determined based on the sale price of the property in January 2013.

North Hanover Mall

In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $22.5 million. In 2008, we had constructed anchor space that was to be leased and occupied by department store Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. We had attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with J.C. Penney Company, Inc. for it to move from its current location to a significant portion of the newly constructed anchor space. The economic terms of this transaction are less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Dispositions

See note 2 to our consolidated financial statements for a description of our dispositions in 2012, 2011 and 2010.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2012, 2011 and 2010, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

RESULTS OF OPERATIONS

Overview

Net loss for the year ended December 31, 2012 was $42.6 million, a reduction of $51.3 million compared to a net loss for the year ended December 31, 2011 of $93.9 million. Our 2012 and 2011 results of operations were primarily affected by the following:

•

impairment charges of $3.8 million in 2012 related to Phillipsburg Mall in Phillipsburg, New Jersey, and impairment charges of $52.3 million in 2011, including $24.1 million related to North Hanover Mall in Hanover, Pennsylvania and $28.0 million related to Phillipsburg Mall;

•	$9.4 million in employee separation expense in 2012 in connection with terminations or contract modification of executive officers and others;

•

a decrease of $6.9 million in interest expense (excluding the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) in 2012 compared to 2011 resulting from lower overall debt balances (from repayments following issuances of preferred shares) and lower weighted average interest rates;

•	an increase of $3.0 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2012 as compared to 2011;

•

gains on sales of real estate of $1.6 million in 2011 resulting from parcel sales at New River Valley Mall in Christiansburg, Virginia and Pitney Road Plaza in Lancaster, Pennsylvania and the sale of a condominium interest in the mall at Voorhees Town Center in Voorhees, New Jersey;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with the Valley View Downs project;

•	a loss on hedge ineffectiveness of $1.2 million in 2012; and

•

accelerated amortization of $0.7 million of financing costs recorded in 2012 in connection with the permanent repayment of a portion of the amounts outstanding under the 2010 Credit Facility using the proceeds from our Series B preferred share issuance in October 2012.

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

•

a decrease of $21.7 million in depreciation and amortization expense, primarily due to certain lease intangibles and tenant improvements at 28 properties purchased during 2003 and 2004 having become fully amortized during 2010 and 2011;

•	a decrease of $5.6 million in interest expense (excluding accelerated amortization of deferred financing costs) in 2011 compared to 2010 resulting from lower overall debt balances;

•	a decrease of $6.4 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2011 as compared to 2010;

•

gains on sales of real estate of $1.6 million in 2011 resulting from parcel sales at New River Valley Mall in Christiansburg, Virginia and Pitney Road Plaza in Lancaster, Pennsylvania and the sale of a condominium interest in the mall at Voorhees Town Center in Voorhees, New Jersey;

•	a $1.5 million bankruptcy settlement received in September 2011 in connection with the Valley View Downs project;

•	a gain on the sale of discontinued operations in 2010 of $19.1 million from the sale of five power centers;

•

issuance of 10,350,000 shares in 2010 in a public common equity offering and the use of the proceeds from the offering for the repayment of a portion of the amounts outstanding under the 2010 Credit Facility; and

•

accelerated amortization of $3.7 million of financing costs recorded in 2010 in connection with the permanent repayment of a portion of the amounts outstanding under the 2010 Credit Facility using the proceeds from the public common equity offering and the repayment of mortgage loans secured by properties involved in the sale of five power centers.

Occupancy

The tables below set forth certain occupancy statistics for our properties as of December 31, 2012, 2011 and 2010:

Occupancy statistics for all properties:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Retail portfolio weighted average:
Total excluding anchors	90.6%	89.5%	89.2%	93.9%	94.6%	94.1%	91.1%	90.2%	90.0%
Total including anchors	93.9%	92.9%	92.1%	95.6%	94.1%	95.6%	94.1%	93.0%	92.5%
Enclosed malls weighted average:
Total excluding anchors	90.4%	89.3%	89.4%	96.3%	95.5%	95.4%	90.8%	89.7%	89.4%
Total including anchors	93.8%	92.8%	91.9%	97.5%	96.5%	96.4%	93.9%	92.9%	91.2%
Strip and Power Center weighted average:	97.6%	96.2%	96.1%	94.5%	92.8%	95.2%	95.4%	93.8%	95.5%

(1)	Occupancy for all periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

From 2011 to 2012, total occupancy for our retail portfolio, including properties classified as held for sale, increased 110 basis points to 94.1%, and mall occupancy increased 100 basis points to 93.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Occupancy statistics excluding properties classified as held for sale:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Retail portfolio weighted average:
Total excluding anchors	91.2%	89.8%	89.4%	93.9%	94.6%	94.1%	91.7%	90.6%	90.2%
Total including anchors	94.1%	92.9%	91.9%	95.6%	94.1%	95.6%	94.3%	93.0%	92.3%
Enclosed malls weighted average:
Total excluding anchors	91.3%	90.0%	89.4%	96.3%	95.5%	95.4%	91.7%	90.3%	89.8%
Total including anchors	94.1%	92.9%	91.9%	97.5%	96.5%	96.4%	94.3%	93.1%	92.1%
Strip and Power Center weighted average:	85.7%	80.4%	87.3%	94.5%	92.8%	95.2%	94.0%	92.1%	94.8%

(1)	Occupancy for all periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied GLA for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

From 2011 to 2012, total occupancy for our retail portfolio, excluding properties classified as held for sale, increased 130 basis points to 94.3%, and mall occupancy increased 120 basis points to 94.3%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2012, including anchor and non anchor space at consolidated and unconsolidated properties and including properties classified as held for sale:

			Average Base Rent psf		Change		Average Gross Rent psf		Change		Annualized Tenant Improvements
	Number	GLA	Previous	New	Dollar	%	Previous	New	Dollar	%	psf(1)
New Leases – Previously Leased Space:
1st Quarter	32	119,188	$20.58	$21.54	$0.96	4.7%	$27.57	$27.21	$(0.36)	(1.3)%	$3.02
2nd Quarter	33	103,243	31.36	29.49	(1.87)	(6.0)%	42.93	39.44	(3.49)	(8.1)%	2.92
3rd Quarter	65	65,377	51.59	57.06	5.47	10.6%	61.74	65.07	3.33	5.4%	2.32
4th Quarter	46	100,998	30.34	32.10	1.76	5.8%	39.25	40.49	1.24	3.2%	0.38

Total/Average	176	388,806	$31.19	$32.37	$1.17	3.8%	$40.43	$40.27	$(0.16)	(0.4)%	$2.19

New Leases – Previously Vacant Space: (2)
1st Quarter	35	124,425	N/A	$28.60	$28.60	N/A	N/A	$37.64	$37.64	N/A	$3.82
2nd Quarter	35	168,069	N/A	17.98	17.98	N/A	N/A	20.36	20.36	N/A	3.79
3rd Quarter	31	129,921	N/A	18.33	18.33	N/A	N/A	21.34	21.34	N/A	1.49
4th Quarter	23	77,598	N/A	23.89	23.89	N/A	N/A	32.42	32.42	N/A	2.08

Total/Average	124	500,013	N/A	$21.63	$21.63	N/A	N/A	$26.79	$26.79	N/A	$2.93

Renewal: (3)
1st Quarter	139	481,428	$22.28	$22.92	$0.64	2.9%	$29.94	$29.94	$—	0.0%	$—
2nd Quarter	172	538,905	26.48	27.71	1.23	4.6%	33.88	34.38	0.50	1.5%	0.01
3rd Quarter	146	463,763	23.97	24.92	0.95	4.0%	29.63	30.95	1.32	4.5%	0.02
4th Quarter	87	276,888	22.93	23.49	0.56	2.4%	29.40	29.82	0.42	1.4%	—

Total/Average	544	1,760,984	$24.11	$25.00	$0.89	3.7%	$30.98	$31.55	$0.57	1.8%	$0.01

Anchor New:
1st Quarter	3	285,136	N/A	$13.87	$13.87	N/A	N/A	$13.95	$13.95	N/A	$3.40
2nd Quarter	—	—	N/A	—	—	N/A	N/A	—	—	N/A	—
3rd Quarter	—	—	N/A	—	—	N/A	N/A	—	—	N/A	—
4th Quarter	—	—	N/A	—	—	N/A	N/A	—	—	N/A	—

Total/Average	3	285,136	N/A	$13.87	$13.87	N/A	N/A	$13.95	$13.95	N/A	$3.40

Anchor Renewal:
1st Quarter	1	100,115	$3.13	$3.13	$—	0.0%	$3.13	$3.13	$—	0.0%	$—
2nd Quarter	1	212,000	0.35	0.35	—	0.0%	0.35	0.35	—	0.0%	—
3rd Quarter	4	353,671	2.94	2.94	—	0.0%	3.46	3.46	—	0.0%	—
4th Quarter	3	236,223	3.58	2.97	(0.61)	(17.0)%	4.35	3.73	(0.62)	(14.3)%	—

Total/Average	9	902,009	$2.52	$2.36	$(0.16)	(6.3)%	$2.93	$2.76	$(0.16)	(5.6)%	$—

(1)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(2)	This category includes newly constructed and recommissioned space.
(3)	This category includes expansions, relocations and lease extensions.

See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2012, 2011 and 2010:

(in thousands of dollars)	For the Year Ended December 31, 2012	% Change 2011 to 2012	For the Year Ended December 31, 2011	% Change 2010 to 2011	For the Year Ended December 31, 2010
Results of operations:
Real estate revenue	$421,648	0%	$420,291	0%	$420,781
Other income	5,534	(18%)	6,712	27%	5,276
Operating expenses	(177,924)	(2%)	(180,726)	(1%)	(182,530)
General and administrative expenses	(37,538)	(4%)	(38,901)	0%	(38,973)
Provision for employee separation expense	(9,437)	—	—	—	—
Impairment of assets	—	—	(24,359)	—	—
Project costs and other expenses	(1,936)	101%	(964)	(15%)	(1,137)
Interest expense, net	(122,118)	(4%)	(127,148)	(7%)	(136,412)
Depreciation and amortization	(129,459)	0%	(129,704)	(14%)	(151,452)
Equity in income of partnerships	8,338	26%	6,635	(27%)	9,050
Gains on sales of real estate	—	—	1,590	—	—

Loss from continuing operations	(42,892)	(36%)	(66,574)	(12%)	(75,397)
Operating results from discontinued operations	3,200	419%	616	(68%)	1,940
Impairment of assets of discontinued operations	(3,805)	(86%)	(27,977)	—	—
Gains on sales of discontinued operations	947	—	—	(100%)	19,094

Income (loss) from discontinued operations	342	N/M	(27,361)	N/M	21,034

Net loss	$(42,550)	(55%)	$(93,935)	73%	$(54,363)

The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations that are presented in the line item “Operating results from discontinued operations,” “Impairment of assets on discontinued operations” and “Gains on sales of discontinued operations,” and unconsolidated properties that are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $1.4 million, or 0%, in 2012 as compared to 2011, primarily due to:

•

an increase of $5.2 million in base rent, primarily due to increases at Cherry Hill Mall, The Gallery at Market East, Crossroads Mall, The Mall at Prince Georges and Jacksonville Mall due to new store openings and lease renewals with higher base rent; and

•	an increase of $0.7 million in lease termination revenue, primarily due to termination payments received from one tenant totaling $0.5 million during 2012; partially offset by

•

a decrease of $4.1 million in expense reimbursements, including decreases of $3.4 million in utility reimbursements and $0.8 million in common area maintenance (“CAM”) expenses and real estate tax reimbursements. The decrease in utility reimbursements was partially due to a $2.1 million decrease in utility expenses. In addition, during 2011, utility reimbursements at three of our properties were affected by a temporary increase in tenant utility billing rates resulting in an additional $0.5 million of utility reimbursements. Also, our properties continue to experience a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward common area maintenance costs, utility expenses and real estate taxes); and

•	a decrease of $0.7 million in percentage rent, primarily due to lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent.

Real estate revenue decreased by $0.5 million, or 0%, in 2011 as compared to 2010, primarily due to:

•	A decrease of $1.9 million in lease termination revenue, including $1.5 million received from two tenants during 2010;

•	A decrease of $0.7 million in expense reimbursements due to the trend towards more gross leases as noted above; partially offset by

•	An increase of $0.8 million in percentage rent, due in part to comparable store sales increases at our consolidated properties to $360 per square foot in 2011 from $345 per square foot in 2010;

•

An increase of $0.8 million in other revenue, including a $0.4 million increase in promotional income and a $0.3 million increase in antique center revenue related to the opening of the Washington Crown Center location in November 2010; and

•	An increase of $0.5 million in base rent, including a $1.3 million increase at Cherry Hill Mall due to new store openings, partially offset by a $0.6 million decrease in straight line rent.

Operating Expenses

Operating expenses decreased by $2.8 million, or 2%, in 2012 as compared to 2011, primarily due to:

•

a decrease of $2.1 million in non-common area utility expense due in part to a mild 2012 winter with above average temperatures across the Mid-Atlantic states where many of our properties are located, and in part to lower electric rates as a result of deregulation and alternate supplier contracts executed over the past 12 months; and

•	a decrease of $1.2 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, and fewer tenant bankruptcies, compared to 2011; partially offset by

•

an increase of $0.8 million in CAM expenses, including increases of $0.8 million in repairs and maintenance and $1.3 million in housekeeping and security as a result of stipulated contractual increases. These increases were partially offset by a $1.3 million decrease in snow removal expense resulting from a mild and dry 2012 winter across the Mid-Atlantic states where many of our properties are located.

Operating expenses decreased by $1.8 million, or 1%, in 2011 as compared to 2010, primarily due to:

•	A decrease of $2.2 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances;

•

A decrease of $1.6 million in non-common area utility expense, due to an aggregate $1.7 million decrease at six of our Pennsylvania properties where electric rates have decreased as a result of deregulation and alternate supplier contracts that were executed during 2010 and 2011; partially offset by

•	An increase of $1.4 million in real estate tax expense due to higher local property tax rates and increased property assessments at some of our properties; and

•

An increase of $0.4 million in CAM expenses as a result of stipulated annual contractual increases in housekeeping and security services, partially offset by lower common area utility and snow removal expenses.

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

NOI excludes other income, general and administrative expenses, provision for employee separation expense, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the years ended December 31, 2012, 2011 and 2010. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or classified as held for sale during the periods presented. A reconciliation of NOI to net loss calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
(in thousands of dollars)	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income
Same Store	$458,135	$(187,629)	$270,506	$456,224	$(190,429)	$265,795	$456,761	$(192,667)	$264,094
Non Same Store	29,323	(14,446)	14,877	31,458	(14,859)	16,599	41,193	(16,480)	24,713

Total	$487,458	$(202,075)	$285,383	$487,682	$(205,288)	$282,394	$497,954	$(209,147)	$288,807

	% Change 2012 vs. 2011		% Change 2011 vs. 2010
	Same Store	Total	Same Store	Total
Real estate revenue	0%	0%	0%	(2%)
Operating expenses	(1%)	(2%)	(1%)	(2%)
NOI	2%	1%	1%	(2%)

Total NOI increased by $3.0 million, or 1%, in 2012 as compared to 2011, including a decrease of $1.7 million relating to Non Same Store properties. See the “Results of Operations—Discontinued Operations” discussion below for further information about properties in “Non Same Store.” Same Store NOI increased by $4.7 million, or 2%, due to:

•

a $4.1 million increase in NOI from consolidated properties; See “Results of Operations—Real Estate Revenue” and “Results of Operations—Operating Expenses” above for further information about our consolidated properties;

•	a $0.6 million increase in NOI from unconsolidated properties; and

•	lease termination revenue in each of 2012 and 2011 was $1.9 million.

Total NOI decreased by $6.4 million, or 2%, in 2011 as compared to 2010, including a decrease of $8.1 million relating to Non Same Store properties. See the “Results of Operations—Discontinued Operations” discussion below for further information about properties in “Non Same Store.” Same Store NOI increased by $1.7 million, or 1%, due to:

•

a $1.6 million increase in NOI from consolidated properties; See “Results of Operations—Real Estate Revenue” and “Results of Operations—Operating Expenses” above for further information about our consolidated properties;

•	a $0.1 million increase in NOI from unconsolidated properties; and

•	lease termination revenue in 2011 was $1.9 million, compared to $3.3 million in 2010.

Other Income

Other income decreased by $1.2 million, or 18%, in 2012 as compared to 2011 primarily due to the $1.5 million Valley View Downs bankruptcy settlement received in 2011.

Other income increased by $1.4 million, or 27%, in 2011 as compared to 2010 primarily due to the $1.5 million bankruptcy settlement received in 2011.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million, or 4%, in 2012 as compared to 2011, primarily due to a $1.0 million decrease in incentive compensation expense and a $0.3 million decrease in rent expense.

General and administrative expenses decreased by $0.1 million, or 0%, in 2011 as compared to 2010.

Provision for employee separation expense

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in the employment agreement of our former President and Chief Operating Officer, Edward A. Glickman, were triggered that caused us to record a provision for employee separation expense of $4.1 million in 2012.

Mr. Glickman left his position as the Company’s President and Chief Operating Officer effective August 31, 2012. Under the Company’s employment agreement with Mr. Glickman, in connection with his departure, he was entitled (i) to receive a cash payment of approximately $2.7 million, (ii) to receive additional amounts accrued under his supplemental retirement plan, (iii) to have his outstanding unvested restricted shares become vested, and (iv) to remain eligible to receive shares under the Company’s Restricted Share Unit programs based on the Company’s achievement of the performance metrics established by those programs as if his employment had not terminated.

In October 2012, Mr. Glickman resigned from his position as a trustee of the Company. To formally recognize and memorialize the terms of his departure from the Company as both a trustee and as an officer, the Company and Mr. Glickman entered into a separation agreement which included a standard mutual general release of all claims. Under the separation agreement, Mr. Glickman was entitled to a total cash separation payment of $2.8 million (including the above-described $2.7 million to which he would have been entitled under his employment agreement).

In connection with the terms of Mr. Rubin’s amended employment agreement, we recorded a provision for employee separation expense of $2.6 million for 2012. We expect to record a total provision for employee separation of $4.5 million (we recorded $2.6 million through December 2012 and are recording an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

In 2012, we terminated certain employees. In connection with the departure of these employees, we recorded $2.7 million of employee separation expense.

Impairment of Assets

As further described in the “Overview” section and in note 2 to our consolidated financial statements, in 2011, we recorded impairment of assets of $24.1 million on North Hanover Mall in Hanover, Pennsylvania. See also “—Discontinued Operations” for a discussion of impairment charges related to Phillipsburg Mall in Phillipsburg, New Jersey.

Interest Expense

Interest expense decreased by $5.0 million, or 4%, in 2012 as compared to 2011. The decrease was primarily due to a lower overall debt balance (an average of $1,989.7 million in 2012 compared to $2,096.4 million in 2011). The lower overall debt balance was primarily due to the repayment of our $136.9 million in Exchangeable Notes in June 2012 and a $58.0 million permanent paydown of a portion of the 2010 Term Loan in October 2012, which also resulted in $0.7 million in accelerated amortization of deferred financing costs. The 2012 results were also affected by a $1.2 million loss on hedge ineffectiveness that is included in interest expense. Our weighted average effective borrowing rate was 6.18% for 2012 as compared to 6.16% for 2011.

Interest expense decreased by $9.3 million, or 7%, in 2011 as compared to 2010. Of this amount, $3.7 million was due to accelerated amortization of deferred financing costs in 2010 associated with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers in September 2010. The remaining decrease was primarily due to a lower overall debt balance (an average of $2,096.4 million in 2011 compared to $2,254.7 million in 2010). Our weighted average effective borrowing rate was 6.16% for each of 2011 and 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.2 million, or 0%, in 2012 as compared to 2011, primarily due to:

•	a decrease of $2.0 million because certain lease intangibles at three properties purchased during 2004 and 2005 became fully amortized during 2011 and 2012; partially offset by

•	an increase of $1.8 million primarily due to a higher asset base resulting from capital improvements at our properties.

Depreciation and amortization expense decreased by $21.7 million, or 14%, in 2011 as compared to 2010, primarily due to:

•	A decrease of $20.1 million because certain lease intangibles and tenant improvements at 28 properties purchased during 2003 and 2004 became fully amortized during 2010 and 2011.

Equity in Income of Partnerships

Equity in income of partnerships increased by $1.7 million, or 26%, for 2012 compared to 2011 primarily due to an increase in partnership revenue of $0.7 million, a decrease of $0.7 million in depreciation and amortization expense and a $0.3 million decrease in other expenses.

Equity in income of partnerships decreased by $2.4 million, or 27%, for 2011 compared to 2010 primarily due to an increase in mortgage interest expense of $2.7 million and a decrease in partnership revenue of $0.3 million, partially offset by a $0.6 million decrease in property and other expenses.

Gains on Sales of Real Estate

Gains on sales of real estate were $1.6 million in 2011, including the following transactions:

•	a $0.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania; and

•	a $0.7 million gain from the sale of a condominium interest in Voorhees Town Center in Voorhees, New Jersey.

There were no gains on sales of real estate in 2012 or 2010.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre and Phillipsburg Mall that were sold in 2013; Christiana Center that was under agreement of sale as of December 31, 2012; and the five power centers that were sold in September 2010: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

(in thousands of dollars)	For the Year Ended December 31,
	2012	2011	2010
Operating results of:
Orlando Fashion Square	$627	$(1,298)	$(629)
Paxton Towne Centre	1,132	(579)	3
Phillipsburg Mall	(116)	891	918
Christiana Center	1,557	1,602	91
Monroe Marketplace	—	—	755
Sunrise Plaza	—	—	573
Pitney Road Plaza	—	—	377
Creekview Center	—	—	(71)
New River Valley Center	—	—	(77)

Operating results from discontinued operations	3,200	616	1,940
Impairment of assets of discontinued operations	(3,805)	(27,977)	—
Gains on sales of discontinued operations	947	—	19,094

Income (loss) from discontinued operations	$342	$(27,361)	$21,034

As further described in the “Overview” section and note 2 in our consolidated financial statements, we recorded $3.8 million and $28.0 million of impairment of assets on discontinued operations for Phillipsburg Mall for 2012 and 2011, respectively.

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $0.9 million in 2012 due to gain on the sale of our remaining interest in Northeast Tower Center.

There were no gains on sales of discontinued operations in 2011.

Gains on sales of discontinued operations were $19.1 million in 2010 due to the gains on the sale of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income excluding gains and losses on sales of operating properties, extraordinary items (computed in accordance with GAAP) and significant non-recurring events that materially distort the comparative measurement of company performance over time; plus real estate depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

FFO is a commonly used measure of operating performance and profitability among REITs. We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2012, 2011 and 2010 to show the effect of provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs.

The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2012	% Change 2011 to 2012	2011	% Change 2010 to 2011	2010
Funds from operations(1)	$95,617	(9%)	$105,585	6%	$99,214
Provision for employee separation expense	9,437		—		—
Loss on hedge ineffectiveness	1,162		—		—
Accelerated amortization of deferred financing costs(2)	690		—		3,652

Funds from operations, as adjusted(1)	$106,906	1%	$105,585	3%	$102,866

Funds from operations per diluted share and OP Unit(1)	$1.63	(11%)	$1.84	(1%)	$1.86

Funds from operations per diluted share and OP Unit, as adjusted(1)	$1.83	(1%)	$1.84	(5%)	$1.93

Weighted average number of shares outstanding	55,122		54,639		50,642
Weighted average effect of full conversion of OP Units	2,310		2,329		2,329
Effect of common share equivalents	1,131		502		502

Total weighted average shares outstanding, including OP Units	58,563		57,470		53,473

(1)

In accordance with NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. FFO, FFO, as adjusted, FFO per diluted share and OP Unit and FFO per diluted share and OP Unit, as adjusted, for all periods presented reflect this NAREIT guidance.

(2)	In 2010, accelerated amortization of deferred financing costs includes $3.5 million from 2010 Credit Facility paydowns and $0.2 million from mortgage repayments.

FFO was $95.6 million for 2012, a decrease of $10.0 million, or 9%, compared to $105.6 million for 2011. This decrease primarily was due to:

•	provision for employee separation expense of $9.4 million recorded in 2012;

•	preferred dividends of $6.6 million and $1.4 million related to the Series A Preferred Shares issued in April 2012 and the Series B Preferred Shares issued in October 2012, respectively;

•	a $1.5 million bankruptcy settlement received in 2011 in connection with our investment in the Valley View Down project;

•	a $1.2 million loss on hedge ineffectiveness in 2012;

•	accelerated amortization of $0.7 million of financing costs recorded in 2012 in connection with the repayment of a portion of the 2010 Credit Facility; and

•	gains on sales of non-operating real estate of $0.9 million in 2011; partially offset by

•

a decrease in interest expense of $7.9 million (including our proportionate share of interest expense of our partnership properties) in 2012 compared to 2011 resulting from lower overall debt balances and lower average interest rates; and

•	an increase of $3.0 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”).

FFO per diluted share decreased $0.21 per share to $1.63 per share for 2012, compared to $1.84 per share for 2011.

FFO was $105.6 million for 2011, an increase of $6.4 million, or 6%, compared to $99.2 million for 2010. This increase primarily was due to:

•

a decrease in interest expense of $6.0 million (including our proportionate share of interest expense of our partnership properties) in 2011 compared to 2010 resulting from lower overall debt balances;

•

accelerated amortization of $3.7 million of financing costs recorded in 2010 in connection with the repayment of a portion of the 2010 Credit Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers;

•	an increase of $1.7 million in Same Store NOI (presented using the “proportionate-consolidation method;” see “—Net Operating Income”);

•	a $1.5 million bankruptcy settlement received in 2011 in connection with the Valley View Downs project; and

•	gains on sales of non-operating real estate of $0.9 million in 2011; partially offset by

•

a decrease of $8.1 million in Non Same Store NOI (presented using the “proportionate-consolidation method;” see “—Net Operating Income”) in 2011 as compared to 2010, primarily resulting from discontinued operations.

FFO per diluted share decreased $0.02 per share to $1.84 per share for 2011, compared to $1.86 per share for 2010. The weighted average shares outstanding used to determine FFO per diluted share reflects our issuance of 10,350,000 common shares in a public offering in May 2010.

Reconciliation of GAAP Net Loss to Non-GAAP Measures

The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, such as provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	For the Year Ended December 31, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$421,648	$38,471	$27,339	$487,458
Operating expenses	(177,924)	(11,477)	(12,674)	(202,075)

Net operating income	243,724	26,994	14,665	285,383
General and administrative expenses	(37,538)	—	—	(37,538)
Provision for employee separation expense	(9,437)	—	—	(9,437)
Other income	5,534	—	—	5,534
Project costs and other expenses	(1,936)	(2)	—	(1,938)
Interest expense, net	(122,118)	(11,258)	(4,202)	(137,578)
Depreciation of non real estate assets	(825)	—	—	(825)
Preferred share dividends	(7,984)	—	—	(7,984)

Funds from operations	69,420	15,734	10,463	95,617
Depreciation of real estate assets	(128,634)	(7,396)	(7,263)	(143,293)
Operating results from discontinued operations	3,200	—	(3,200)	—
Impairment of assets of discontinued operations	(3,805)	—	—	(3,805)
Gain on sales of discontinued operations	947	—	—	947
Equity in income of partnerships	8,338	(8,338)	—	—
Preferred share dividends	7,984	—	—	7,984

Net loss	$(42,550)	$—	$—	$(42,550)

	For the Year Ended December 31, 2011
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$420,291	$37,834	$29,557	$487,682
Operating expenses	(180,726)	(11,455)	(13,107)	(205,288)

Net operating income	239,565	26,379	16,450	282,394
General and administrative expenses	(38,901)	—	—	(38,901)
Other income	6,712	—	—	6,712
Project costs and other expenses	(964)	—	—	(964)
Interest expense, net	(127,148)	(11,341)	(5,108)	(143,597)
Gain on sales of non-operating real estate	850	—	—	850
Depreciation of non real estate assets	(909)	—	—	(909)

Funds from operations	79,205	15,038	11,342	105,585
Depreciation of real estate assets	(128,795)	(8,403)	(10,726)	(147,924)
Impairment of assets	(24,359)	—	—	(24,359)
Equity in income of partnerships	6,635	(6,635)	—	—
Gains on sales of real estate	740	—	—	740
Operating results from discontinued operations	616	—	(616)	—
Impairment of assets of discontinued operations	(27,977)	—	—	(27,977)

Net loss	$(93,935)	$—	$—	$(93,935)

	For the Year Ended December 31, 2010
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$420,781	$38,092	$39,081	$497,954
Operating expenses	(182,530)	(11,767)	(14,850)	(209,147)

Net operating income	238,251	26,325	24,231	288,807
General and administrative expenses	(38,973)	—	—	(38,973)
Other income	5,276	—	—	5,276
Project costs other expenses	(1,137)	—	—	(1,137)
Interest expense, net	(136,412)	(8,619)	(8,244)	(153,275)
Depreciation of non real estate assets	(1,484)	—	—	(1,484)

Funds from operations	65,521	17,706	15,987	99,214
Depreciation of real estate assets	(149,968)	(8,656)	(14,047)	(172,671)
Equity in income of partnerships	9,050	(9,050)	—	—
Operating results from discontinued operations	1,940	—	(1,940)	—
Gain on sale of discontinued operations	19,094	—	—	19,094

Net loss	$(54,363)	$—	$—	$(54,363)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2012 were $44.5 million, based on distributions of $1.3464 per Series A Preferred Share (in respect of the period from the April 2012 issuance date through December 31, 2012), distributions of $0.3278 per Series B Preferred Share (in respect of the period from the October 2012 issuance date through December 31, 2012) and $0.63 per common share and OP Unit. For the first quarter of 2013, we have announced a distribution of $0.18 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

deterioration in our tenants’ business operations and financial stability, including anchor or non anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;

•	increases in operating costs, including increases that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and

•	increases in interest rates resulting in higher borrowing costs.

We expect to meet certain of our longer-term requirements, such as remaining obligations to fund development and redevelopment projects, certain capital requirements (including scheduled debt maturities), future property and portfolio acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

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

Amended, Restated and Consolidated Senior Secured Credit Agreement

In March 2010, we entered into the 2010 Credit Facility, which was comprised of an aggregate $520.0 million term loan (the “2010 Term Loan”) and a $150.0 million revolving line of credit (the “Revolving Facility”). All capitalized terms used and not otherwise defined in the description set forth herein of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million. We borrowed $100.0 million under the Revolving Facility and we repaid $100.0 million of the 2010 Term Loan, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million.

The June 2011 amendment extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory paydown requirements from capital events, among other changes.

The 2010 Credit Facility contained an Optional Amendment provision which, if our ratio of Total Liabilities to Gross Asset Value had been less than 65% for two consecutive fiscal quarters, granted us the option to elect to amend certain financial covenants in order to reduce the applicable marginal interest rates. After we reduced our ratio of Total Liabilities to Gross Asset Value to less than 65% for two consecutive quarters, in December 2012, we delivered our notice to effect the Optional Amendment. As such, the terms of the 2010 Credit Facility have been revised to (i) decrease the range of interest rates from between 2.75% and 4.00% to between 2.0% and 3.0% per annum over LIBOR depending on our leverage, (ii) decrease the maximum permitted ratio of Total Liabilities to Gross Asset Value from 70% to 65%, (iii) increase the minimum Facility Debt Yield which must be maintained in connection with the Maximum Loan Availability from 9.75% to 10.50%, (iv) increase the minimum ratio of EBITDA to Interest Expense from 1.60:1 to 1.65:1, (v) increase the minimum ratio of Adjusted EBITDA to Fixed Charges from 1.35:1 to 1.40:1, and (vi) increase maximum Projects Under Development to not in excess of 15.0% (previously 10.0%) of Gross Asset Value.

In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum. In effecting the Optional Amendment, we did not exercise either our right to a one-year extension of the maturity date to 2015, or our right to an increase in the maximum amount available under the Revolving Facility to $350.0 million.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

As of December 31, 2012, there were no amounts outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $250.0 million at December 31, 2012.

Interest expense related to the Revolving Facility was $2.6 million, $2.6 million and $1.6 million for the years ended December 31, 2012 and 2011, and for March 10, 2010 (the closing date) through December 31, 2010, respectively, excluding non-cash amortization of deferred financing fees.

As of December 31, 2012, $182.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the years ended December 31, 2012 and 2011 and for March 10, 2010 through December 31, 2010 were 4.82%, 5.58% and 5.83%, respectively. Interest expense excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan was $14.4 million, $17.5 million and $19.0 million for 2012 and 2011 and for March 10, 2010 through December 31, 2010, respectively. Currently, $97.5 million is outstanding under the 2010 Term Loan.

As of December 31, 2012, obligations under the 2010 Term Loan were secured by first priority mortgages on 15 of our properties (subsequently reduced to 12 properties in 2013 following $84.5 million of 2010 Term Loan repayments) and by first priority leasehold mortgages on two properties ground leased by two subsidiaries. There were three properties released from being collateral properties in 2012 following the $58.0 million 2010 Term Loan repayment in connection with the October 2012 Series B Preferred Share Offering (see note 5 to our consolidated financial statements).

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 2.00% and 3.00% in excess of LIBOR per annum, depending on our leverage. The rate in effect at December 31, 2012 was 3.00% in excess of LIBOR. The following table presents the applicable credit spread over LIBOR at various leverage levels:

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.500 to 1.00	2.00%
2	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	2.50%
3	Equal to or greater than 0.550 to 1.00 but less than 0.600 to 1.00	2.75%
4	Equal to or greater than 0.600 to 1.00	3.00%

In addition to the covenants amended by the Optional Amendment in 2012, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of December 31, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million in outstanding principal of our Exchangeable Notes upon their maturity and paid accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility. Interest expense related to the Exchangeable Notes was $2.3 million, $5.5 million and $5.5 million (excluding non-cash amortization of debt discount of $0.8 million, $2.0 million and $1.9 million and the non-cash amortization of deferred financing fees of $0.3 million, $0.7 million and $0.7 million) for the years ended December 31, 2012, 2011 and 2010, respectively. The Exchangeable Notes bore interest at a contractual rate of 4.00% per annum.

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

In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.3 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility and $58.0 million of then-outstanding borrowings under the 2010 Term Loan.

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

As of December 31, 2012, there was $0.7 million in accumulated but unpaid dividends relating to the Series A and Series B Preferred Shares. This amount was deducted from net loss to determine net loss attributable to common shareholders.

Mortgage Loan Activity—Consolidated Properties

The following table presents the mortgage loans we have entered into since January 1, 2010 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity

2013 Activity:
February	Francis Scott Key Mall(1)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(2)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018

2012 Activity:
January	New River Valley Mall(3)	28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center(4)	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall(5)	300.0	3.90% fixed	September 2022

2011 Activity:
July	801 Market Street(6)	27.7	LIBOR plus 2.10%	July 2016

2010 Activity:
January	New River Valley Mall(7)	30.0	LIBOR plus 4.50%	January 2013
March	Lycoming Mall(2)	2.5	6.84% fixed	June 2014
July	Valley View Mall(8)	32.0	5.95% fixed	June 2020

(1)	Interest only payments.
(2)

The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. We also took an additional draw of $2.1 million in February 2013.

(3)

Extension option modified the mortgage rate and payment terms. Interest only payments for the first five years. Principal and interest payments commence January 2017 based on a 25 year amortization schedule, with a balloon payment due in January 2019.

(4)	The property is classified as held for sale at December 31, 2012.
(5)	Interest only payments for the first two years. Principal and interest payments of $1.4 million commencing October 1, 2014, with a balloon payment due in September 2022.
(6)	The mortgage loan has a five year term and two one-year extension options. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in July 2016.
(7)	Interest only. The mortgage loan had a three year term and one one-year extension option. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.
(8)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid the existing $33.8 million mortgage loan using proceeds from the new mortgage and available working capital.

Other 2011 Activity

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, principal and interest payments on the mortgage loan were calculated based on a 25 year amortization schedule. In 2012, we classified this property as held for sale.

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

Other 2010 Activity

In September 2010, we repaid the mortgage loan on Creekview Center with a balance of $19.4 million in connection with the sale of five power centers including Creekview Center.

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

Mortgage Loans

Twenty four mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to 2032. Sixteen of the mortgage loans bear interest at a fixed rate and eight of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.36% at December 31, 2012. The eight variable rate mortgage loan balances had a weighted average interest rate of 2.46% at December 31, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.74% at December 31, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and mortgage loans for properties classified as held for sale are accounted for in “Liabilities on assets held for sale” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2012:

	Payments by Period
(in thousands of dollars)	Total	2013	2014	2015	2016-2017	Thereafter
Principal payments	$110,882	$16,188	$16,048	$19,201	$18,724	$40,721
Balloon payments(1)	1,607,170	397,723	99,203	270,799	393,745	445,700

Total	$1,718,052	$413,911	$115,251	$290,000	$412,469	$486,421

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2013, in February 2013, we extended the due dates on two mortgage loans with an aggregate balance of $103.0 million to 2018, and mortage loans with an aggregate balance of $184.3 million may be extended under extension options in the respective loan agreements; however, we must obtain lender approval for the extension options to become effective, and we might be required to pay a portion of the principal balance in order to exercise the extension options. Also in February 2013, we extended to 2018 the due date on a mortgage loan that had a $32.5 million balloon payment due in 2014.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2012 for the periods presented:

(in thousands of dollars)	Total	2013	2014	2015	2016-2017	Thereafter
Mortgage loans	$1,718,052	$413,911	$115,251	$290,000	$412,469	$486,421
Mortgage loans on properties classified as held for sale(1)	99,754	50,766	803	841	1,800	45,544
2010 Term Loan(2)	182,000	—	182,000	—	—	—
Interest on indebtedness(3)	416,418	99,393	67,773	60,188	62,869	126,195
Operating leases	10,618	1,998	1,782	1,598	2,763	2,477
Ground leases	42,961	637	658	658	1,295	39,713
Development and redevelopment commitments(4)	17,414	17,414	—	—	—	—

Total	$2,487,217	$584,119	$368,267	$353,285	$481,196	$700,350

(1)

Of the balloon payments on mortgage loans secured by properties classified as held for sale coming due in 2013, $50.0 million was repaid in connection with the sale of Paxton Towne Centre in January 2013.

(2)

The 2010 Credit Facility, which is comprised of the 2010 Term Loan and the Revolving Facility, has a variable interest rate that ranges between 2.00% and 3.00% plus LIBOR depending on our total leverage ratio.

(3)	Includes payments expected to be made, including those in connection with interest rate swaps and forward starting interest rate swap agreements.
(4)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2013, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Mortgage Loan Activity—Unconsolidated Properties

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2010:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2012 Activity:

July	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

2011 Activity:
June	Red Rose Commons(2)(3)	29.9	5.14% fixed	July 2021
June	The Court at Oxford Valley(2)(4)	60.0	5.56% fixed	July 2021
September	Metroplex Shopping Center(2)(5)	87.5	5.00% fixed	October 2023

2010 Activity:
April	Springfield Park/Springfield East(2)(6)	10.0	LIBOR plus 2.80%	March 2015
May	Red Rose Commons(2)	0.3	LIBOR plus 4.00%	October 2011
June	Lehigh Valley Mall(2)(7)	140.0	5.88% fixed	July 2020
November	Springfield Mall(2)(8)	67.0	LIBOR plus 3.10%	November 2015

(1)	The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.
(2)	The unconsolidated entity that owns this property entered into the mortgage loan. Our interest in the unconsolidated entity is 50%.
(3)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $24.2 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $2.1 million.

(4)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $32.0 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $12.8 million.

(5)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $57.8 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $16.3 million.

(6)	The mortgage loan has a term of five years, with one five-year extension option.
(7)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(8)

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

Interest Rate Derivative Agreements

As of December 31, 2012, we had entered into eight interest rate swap agreements with a weighted average interest rate of 2.97% on a notional amount of $592.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing in 2016 and 2017. We previously had entered into an interest rate cap that matured in April 2012.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and on a quarterly basis. On December 31, 2012, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As the result of our permanent paydown of a portion of our 2010 Credit Facility in 2012 and expected repayments of mortgage loans secured by properties expected to be sold in 2013, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to three of our swaps. Therefore, it was probable that a portion of the hedged forecasted transactions (1-month LIBOR interest payments) associated with the three swaps would not occur by the end of the originally specified time period as documented at the inception of the hedging relationships. As such, previously deferred losses in other comprehensive income in the amount of $0.6 million related to these three interest rate swaps were reclassified into earnings during 2012. One of those swaps with a notional amount of $40.0 million no longer qualifies for hedge accounting as a result of the missed forecasted transactions and will be marked to market through earnings prospectively. These swaps are scheduled to expire by their terms in March 2013.

Additionally, certain of the properties that were under contract to be sold as of December 31, 2012 served as security for mortgage loans that were previously hedged. Since it was probable because of the pending sales that the hedged transactions as identified in our original hedge documentation would not occur, we reclassified $0.6 million from other comprehensive income to interest expense.

As of December 31, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $9.7 million in the aggregate. The carrying amount of the associated liabilities is reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS

Net cash provided by operating activities totaled $120.3 million for 2012 compared to $105.3 million for 2011 and $116.8 million for 2010. This increase in cash from operating activities in 2012 was primarily due to increased NOI, lower interest expense, and other working capital changes.

Cash flows used in investing activities were $88.2 million for 2012 compared to cash flows used in investing activities of $21.8 million for 2011 and cash flows provided by investing activities of $81.0 million for 2010. Investing activities for 2012 reflected investment in construction in progress of $38.1 million and real estate improvements of $43.5 million, primarily related to ongoing improvements at our properties. Investing activities for 2011 reflected investment in construction in progress of $25.4 million and real estate improvements of $36.0 million. Investing activities for 2011 reflected $7.6 million of proceeds from sales of real estate and $30.4 million in proceeds related to mortgage loans at three of our unconsolidated properties.

Cash flows used in financing activities were $20.0 million for 2012 compared to cash flows used in financing activities of $104.0 million for 2011 and $229.7 million for 2010. Cash flows used in financing activities for 2012 included the principal repayment of Exchangeable Notes of $136.9 million, a net $95.0 million paydown of the Revolving Facility, a $58.0 million repayment of the 2010 Term Loan, dividends and distributions of $44.5 million, principal installments on mortgage loans of $20.3 million and a $4.0 million principal payment on one mortgage loan. We also received $110.9 million in net proceeds from the issuance of Series A Preferred Shares, $83.3 million from the issuance of Series B Preferred Shares, and $151.0 million in net proceeds from new mortgage loans on Capital City Mall, Cherry Hill Mall, Cumberland Mall and Christiana Center in 2012. Cash flows used in financing activities for 2011 included dividends and distributions of $34.8 million, principal installments on mortgage loans of $21.2 million and $58.0 million of mortgage loan repayments and paydowns on Capital City Mall, One Cherry Hill Plaza and Logan Valley Mall mortgage loans.

See note 1 to our consolidated financial statements for detail regarding costs capitalized during 2012 and 2011.

COMMITMENTS

As of December 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $17.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate. See “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non anchor store and other tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility;

•	potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill;

•	potential losses on impairment of assets that we might be required to record in connection with any dispositions of assets;

•	recent changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•

our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our short and long-term liquidity position;

•

current economic conditions and their effect on employment and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2012, our consolidated debt portfolio consisted primarily of $182.0 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 3.25%, and $1,718.1 million in fixed and variable rate mortgage loans.

Twenty-four mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Sixteen of the mortgage loans bear interest at a fixed rate and eight of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.36% at December 31, 2012. The eight variable rate mortgage loan balances had a weighted average interest rate of 2.46% at December 31, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.74% at December 31, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” and mortgage loans for properties classified as held for sale are accounted in “Liabilities on assets held for sale” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2013	$125,978	5.11%	$287,933		2.62	%(1)
2014	$114,554	6.39%	$182,697	(2)	3.24	%(1)
2015	$289,273	5.76%	$727		2.31	%(1)
2016	$228,845	5.40%	$24,779		2.31	%(1)
2017 and thereafter	$617,216	5.36%	$28,050		3.25	%(1)

(1)	Based on the weighted average interest rate in effect as of December 31, 2012.
(2)	Includes 2010 Term Loan borrowings of $182.0 million with a weighted average interest rate of 3.25% as of December 31, 2012.

At December 31, 2012, we had $574.2 million of variable rate debt (including one property classified as held for sale). To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.

As of December 31, 2012, we had entered into eight interest rate swap agreements with a weighted average interest rate of 2.97% on a notional amount of $592.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing in 2016 and 2017. We had entered into an interest rate cap that matured in April 2012. We entered into these interest rate swap agreements in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

As the result of our permanent paydown of a portion of our 2010 Credit Facility in 2012 and expected repayments of mortgage loans secured by properties expected to be sold in 2013, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to three of our swaps. Therefore, it was probable that a portion of the hedged forecasted transactions (1-month LIBOR interest payments) associated with the three swaps would not occur by the end of the originally specified time period as documented at the inception of the hedging relationships. As such, previously deferred losses in other comprehensive income in the amount of $0.6 million related to these three interest rate swaps were reclassified into earnings during 2012. One of those swaps with a notional amount of $40.0 million no longer qualifies for hedge accounting as a result of the missed forecasted transactions and will be marked to market through earnings prospectively. These swaps are scheduled to expire by their terms in March 2013.

Additionally, certain of the properties that were under contract to be sold as of December 31, 2012 served as security for mortgage loans that were previously hedged. Since it was probable because of the pending sales that the hedged transactions as identified in our original hedge documentation would not occur, we reclassified $0.6 million from other comprehensive income to interest expense.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap and cap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2012 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $0.1 million at December 31, 2012. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $0.1 million at December 31, 2012. All of our payments on our variable rate debt included in our debt portfolio as of December 31, 2012 have been swapped to fixed interest rates. A 100 basis point increase in interest rates would not result in any additional interest annually. A 100 basis point decrease would not reduce interest incurred annually.

Because the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2012, 2011 and 2010, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2012 and 2011, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(3) Exhibits

1.1	Purchase Agreement dated April 13, 2012, by and among PREIT, PREIT Associates, L.P., Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report on Form 8-K filed on April 19, 2012, is incorporated herein by reference.

1.2	Purchase Agreement dated October 1, 2012, by and among PREIT, PREIT Associates, L.P., Wells Fargo Securities, LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report on Form 8-K filed on October 5, 2012, is incorporated herein by reference.

2.1	Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P., filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

3.1	Amended and Restated Trust Agreement dated December 18, 2008, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on December 23, 2008, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

3.3	Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of Pennsylvania Real Estate Investment Trust’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

3.4	Amendment, dated June 7, 2012, to Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust dated December 18, 2008, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

3.5	Second Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of Pennsylvania Real Estate Investment Trust’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.1 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. designating the rights, obligations, duties and preferences of Series A Preferred Units, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 20, 2012, is incorporated herein by reference.

4.7	Second Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. designating the rights, obligations, duties and preferences of the Series B Preferred Units, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 11, 2012, is incorporated herein by reference.

4.8	Form of share certificate evidencing the 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.1 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

4.9	Form of share certificate evidencing the 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.1 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

10.1	Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, INC., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.2	First Amendment dated June 29, 2011 to Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 29, 2011, is incorporated herein reference.

10.3	Amended and Restated Guaranty dated as of March 11, 2010 in favor of Wells Fargo Bank, National Association, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.4

Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as

Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.5	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.6	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.7	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.8	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.9	Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q dated October 26, 2012, is incorporated herein by reference.

10.10	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.11	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.12	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.13	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.14	Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 14, 2010, is incorporated herein by reference.

10.15	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.16	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.17	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.18	Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Ronald Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.19	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.20	Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.21	Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.22	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.23	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and George F. Rubin, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.24	Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino. filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.25	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.26	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman, filed as Exhibit 10.73 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.27	Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Ronald Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

10.28	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.29	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.30	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.31	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.32	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.33	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.34	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.35	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on June 12, 2012, is incorporated herein by reference.

+10.36	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.37	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.38	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.39	2010-2012 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2010, is incorporated herein by reference.

+10.40	Form of 2010-2012 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q, filed on April 29, 2010, is incorporated herein by reference.

+10.41	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.42	Form of 2011-2013 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein reference.

+10.43	Form of Annual Incentive Compensation Award for PREIT’s Chief Executive Officer, the three other members of PREIT’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated July 26, 2011, is incorporated herein reference.

+10.44	Form of Annual Incentive Compensation Opportunity Aware for Officers other than Named Executive Officers, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2011, is incorporated herein reference.

+10.45	2012-2014 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein reference.

+10.46	Form of 2012-2014 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein reference.

+10.47	Form of Annual Incentive Compensation Opportunity Award for PREIT’s Chief Executive Officer, Vice Chairman, and Chief Financial, filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q dated October 26, 2012, is incorporated herein reference.

+10.48	Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers, filed as Exhibit 10.2 to PREIT’s Quarterly Report on From 10-Q dated October 26, 2012, is incorporated herein reference.

10.49	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.50	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.51	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.52	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.53	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates; filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.54

Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.55	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated by reference herein.

10.56*	Fourth Amendment to Office Lease by and between Bellevue Associates and PREIT signed on April 26, 2012.

10.57	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 1, 2013	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Joseph F. Coradino, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Executive Chairman and Trustee	March 1, 2013
Ronald Rubin

/s/ George F. Rubin	Vice Chairman and Trustee	March 1, 2013
George F. Rubin

/s/ Joseph F. Coradino	Chief Executive Officer (principal executive officer)	March 1, 2013
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2013
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	March 1, 2013
Jonathen Bell

/s/ Stephen B. Cohen	Trustee	March 1, 2013
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	March 1, 2013
M. Walter D’Alessio

/s/ Rosemarie Greco	Trustee	March 1, 2013
Rosemarie Greco

/s/ Leonard I. Korman	Trustee	March 1, 2013
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	March 1, 2013
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 1, 2013
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 1, 2013
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 1, 2013
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Stockholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pennsylvania Real Estate Investment Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2013

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2012	December 31, 2011

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,395,681	$3,470,167
Construction in progress	68,619	91,538
Land held for development	13,240	15,292

Total investments in real estate	3,477,540	3,576,997
Accumulated depreciation	(907,928)	(844,010)

Net investments in real estate	2,569,612	2,732,987

INVESTMENTS IN PARTNERSHIPS, at equity:	14,855	16,009
OTHER ASSETS:
Cash and cash equivalents	33,990	21,798
Tenant and other receivables (net of allowance for doubtful accounts of $14,042 and $17,930 at December 31, 2012 and 2011, respectively)	38,473	39,832
Intangible assets (net of accumulated amortization of $14,940 and $51,625 at December 31, 2012 and 2011, respectively)	8,673	9,921
Deferred costs and other assets	97,399	89,707
Assets held for sale	114,622	—

Total assets	$2,877,624	$2,910,254

LIABILITIES:
Mortgage loans payable (including debt premium of $282 at December 31, 2011)	$1,718,052	$1,691,381
Exchangeable Notes (net of debt discount of $849 at December 31, 2011)	—	136,051
Term Loans	182,000	240,000
Revolving Facility	—	95,000
Tenants’ deposits and deferred rent	14,862	13,278
Distributions in excess of partnership investments	64,874	64,938
Fair value of derivative instruments	9,742	21,112
Liabilities on assets held for sale	102,417	—
Accrued expenses and other liabilities	72,448	60,456

Total liabilities	$2,164,395	$2,322,216

COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at December 31, 2012 and 0 shares issued and outstanding at December 31, 2011; liquidation preference of $115,000	$46	$—
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2012 and 0 shares issued and outstanding at December 31, 2011; liquidation preference of $86,250	35	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 56,331 shares at December 31, 2012 and 55,677 shares at December 31, 2011	56,331	55,677
Capital contributed in excess of par	1,247,730	1,047,487
Accumulated other comprehensive loss	(20,867)	(34,099)
Distributions in excess of net income	(608,634)	(524,738)

Total equity – Pennsylvania Real Estate Investment Trust	674,641	544,327
Noncontrolling interest	38,588	43,711

Total equity	713,229	588,038

Total liabilities and equity	$2,877,624	$2,910,254

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

REVENUE:
Real estate revenue:
Base rent	$276,524	$271,314	$270,831
Expense reimbursements	121,108	125,250	125,946
Percentage rent	5,714	6,368	5,537
Lease termination revenue	1,760	1,091	2,986
Other real estate revenue	16,542	16,268	15,481

Total real estate revenue	421,648	420,291	420,781
Other income	5,534	6,712	5,276

Total revenue	427,182	427,003	426,057

EXPENSES:
Operating expenses:
CAM and real estate taxes	(135,049)	(133,850)	(132,123)
Utilities	(22,198)	(24,265)	(25,835)
Other	(20,677)	(22,611)	(24,572)

Total operating expenses	(177,924)	(180,726)	(182,530)
Depreciation and amortization	(129,459)	(129,704)	(151,452)
Other expenses:
General and administrative expenses	(37,538)	(38,901)	(38,973)
Provision for employee separation expense	(9,437)	—	—
Impairment of assets	—	(24,359)	—
Project costs and other expenses	(1,936)	(964)	(1,137)

Total other expenses	(48,911)	(64,224)	(40,110)
Interest expense, net	(122,118)	(127,148)	(136,412)

Total expenses	(478,412)	(501,802)	(510,504)
Loss before equity in income of partnerships, gains on sales of real estate and discontinued operations	(51,230)	(74,799)	(84,447)
Equity in income of partnerships	8,338	6,635	9,050
Gains on sales of real estate	—	1,590	—

Loss from continuing operations	(42,892)	(66,574)	(75,397)
Discontinued operations:
Operating results from discontinued operations	3,200	616	1,940
Impairment of assets of discontinued operations	(3,805)	(27,977)	—
Gains on sales of discontinued operations	947	—	19,094

Income (loss) from discontinued operations	342	(27,361)	21,034
Net loss	(42,550)	(93,935)	(54,363)
Less: net loss attributed to noncontrolling interest	1,713	3,774	2,436

Net loss attributable to PREIT	(40,837)	(90,161)	(51,927)
Less: preferred share dividends	(7,984)	—	—

Net loss attributable to PREIT common shareholders	$(48,821)	$(90,161)	$(51,927)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2012	2011	2010

Loss from continuing operations	$(42,892)	$(66,574)	$(75,397)
Preferred dividends	(7,984)	—	—
Noncontrolling interest in continuing operations	1,726	2,674	3,240
Dividends on restricted shares	(441)	(547)	(615)

Loss from continuing operations used to calculate earnings per share – basic and diluted	$(49,591)	$(64,447)	$(72,772)

Income (loss) from discontinued operations	$342	$(27,361)	$21,034
Noncontrolling interest in discontinued operations	(13)	1,100	(804)

Income (loss) from discontinued operations used to calculate earnings per share – basic and diluted	$329	$(26,261)	$20,230

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.90)	$(1.18)	$(1.44)
Income (loss) from discontinued operations	0.01	(0.48)	0.40

	$(0.89)	$(1.66)	$(1.04)

(in thousands of shares)
Weighted average shares outstanding – basic	55,122	54,639	50,642
Effect of dilutive common share equivalents(1)	—	—	—

Weighted average shares outstanding – diluted	55,122	54,639	50,642

(1)

For the years ended December 31, 2012, 2011 and 2010, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 1,131, 502 and 502 for the years ended December 31, 2012, 2011 and 2010, respectively, is excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

Comprehensive (loss) income:
Net loss	$(42,550)	$(93,935)	$(54,363)
Unrealized gain (loss) on derivatives	11,370	6,118	(12,343)
Other	2,419	24	1,951

Total comprehensive loss	(28,761)	(87,793)	(64,755)
Less: Comprehensive loss attributable to noncontrolling interest	1,156	3,526	2,851

Comprehensive loss attributable to Pennsylvania Real Estate Investment Trust	$(27,605)	$(84,267)	$(61,904)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2012, 2011 and 2010

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $25 plus accrued dividends Liquidation Value	Series B Preferred Shares, $25 plus accrued dividends Liquidation Value	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2010	$634,804	—	—	$44,616	$881,735	$(30,016)	$(317,682)	$56,151
Total comprehensive loss	(64,755)	—	—	—	—	(9,977)	(51,927)	(2,851)
Shares issued under 2010 public offering, net of expenses	160,589	—	—	10,350	150,239	—	—	—
Shares issued under employee and trustee compensation plans, net of shares retired	489	—	—	470	19	—	—	—
Amortization of deferred compensation	8,030	—	—	—	8,030	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(31,584)	—	—	—	—	—	(31,584)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.60 per unit)	(1,365)	—	—	—	—	—	—	(1,365)
Amortization of historic tax credit	(1,697)	—	—	—	—	—	—	(1,697)
Contributions from noncontrolling interest, net	19	—	—	—	—	—	—	19

Balance December 31, 2010	704,530	—	—	55,436	1,040,023	(39,993)	(401,193)	50,257
Total comprehensive loss	(87,793)	—	—	—	—	5,894	(90,161)	(3,526)
Shares issued under employee and trustee compensation plans, net of shares retired	(1,350)	—	—	241	(1,591)	—	—	—
Amortization of deferred compensation	9,055	—	—	—	9,055	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(33,384)	—	—	—	—	—	(33,384)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.60 per unit)	(1,395)	—	—	—	—	—	—	(1,395)
Amortization of historic tax credit	(1,921)	—	—	—	—	—	—	(1,921)
Contributions from noncontrolling interest, net	296	—	—	—	—	—	—	296

Balance December 31, 2011	588,038	—	—	55,677	1,047,487	(34,099)	(524,738)	43,711
Total comprehensive loss	(28,761)		—	—	—	13,232	(40,837)	(1,156)
Shares issued upon redemption of Operating Partnership units	—	—	—	28	413	—	—	(441)
Shares issued under employee and trustee compensation plans, net of shares retired	(4,722)	—	—	626	(5,348)	—	—	—
Amortization of deferred compensation	11,028	—	—	—	11,028	—	—	—
Series A Preferred share offering	110,896	46	—	—	110,850	—	—	—
Series B Preferred share offering	83,335	—	35	—	83,300	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(35,735)	—	—	—	—	—	(35,735)	—
Distributions paid to Series A preferred shareholders ($1.3464 per share)	(6,193)	—	—	—	—	—	(6,193)	—
Distributions paid to Series B preferred shareholders ($.3278 per share)	(1,131)	—	—	—	—	—	(1,131)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(1,459)	—	—	—	—	—	—	(1,459)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Other distributions to noncontrolling interests, net	(257)	—	—		—	—	—	(257)

Balance December 31, 2012	$713,229	$46	$35	$56,331	$1,247,730	$(20,867)	$(608,634)	$38,588

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

Cash flows from operating activities:

Net loss	$(42,550)	$(93,935)	$(54,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	128,204	128,378	137,210
Amortization	15,951	19,941	40,253
Straight-line rent adjustments	(2,234)	(331)	(1,466)
Provision for doubtful accounts	1,861	3,320	5,337
Amortization of deferred compensation	11,028	9,055	8,030
Gain on sales of real estate and discontinued operations	(947)	(1,590)	(19,094)
Amortization of historic tax credit	(1,810)	(1,921)	(1,697)
Impairment of assets and expensed project costs	5,057	52,909	1,056
Change in assets and liabilities:
Net change in other assets	(15,167)	(7,143)	(1,290)
Net change in other liabilities	20,931	(3,421)	2,815

Net cash provided by operating activities	120,324	105,262	116,791

Cash flows from investing activities:
Additions to construction in progress	(38,104)	(25,426)	(23,448)
Investments in real estate improvements	(43,543)	(36,017)	(32,226)
Additions to leasehold improvements	(881)	(364)	(290)
Investments in partnerships	(3,682)	(252)	(9,070)
Capitalized leasing costs	(5,336)	(4,999)	(4,459)
Cash proceeds from sales of real estate investments	—	7,551	134,669
(Increase) decrease in cash escrows	(1,404)	2,210	(967)
Repayment of tenant note receivable	—	—	10,000
Cash distributions from partnerships in excess of equity in income	4,772	35,525	6,820

Net cash (used in) provided by investing activities	(88,178)	(21,772)	81,029

Cash flows from financing activities:
Net proceeds from issuance of Series A preferred shares	110,896	—	—
Net proceeds from issuance of Series B preferred shares	83,335	—	—
Repayment of Exchangeable Notes	(136,900)	—	—
Net proceeds from 2010 Term Loan and Revolving Facility	—	—	590,000
Shares of beneficial interest issued	1,788	533	162,113
Net repayment of 2003 Credit Facility	—	—	(486,000)
Repayment of senior unsecured 2008 Term Loan	—	—	(170,000)
Repayment of 2010 Term Loan	(58,000)	(7,200)	(172,800)
Net repayment of Revolving Facility	(95,000)	(5,000)	(70,000)
Proceeds from mortgage loans	467,750	27,700	64,500
Repayment of mortgage loans	(320,731)	(58,032)	(75,450)
Principal installments on mortgage loans	(20,311)	(21,249)	(20,748)
Payment of deferred financing costs	(1,753)	(4,109)	(17,367)
Dividends paid to common shareholders	(35,735)	(33,384)	(31,584)
Dividends paid to preferred shareholders	(7,324)	—	—
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,459)	(1,395)	(1,365)
Shares issued under equity incentive plans, net of shares retired	(6,510)	(1,883)	(1,035)

Net cash used in financing activities	(19,954)	(104,019)	(229,736)

Net change in cash and cash equivalents	12,192	(20,529)	(31,916)
Cash and cash equivalents, beginning of year	21,798	42,327	74,243

Cash and cash equivalents, end of year	$33,990	$21,798	$42,327

See accompanying notes to the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012, 2011 and 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2012, our portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), and one of the development properties classified as “other.” In January and February 2013, we sold two of our mall properties and one of our power centers, and we have entered into an agreement to sell one additional power center in 2013. As a result, as of December 31, 2012, we classified these four properties as held for sale and have recorded the results of these properties as “discontinued operations.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2012, held a 96.1% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2012, the total amount that would have been distributed would have been $40.6 million, which is calculated using our December 31, 2012 closing share price on the New York Stock Exchange of $17.64 multiplied by the number of outstanding OP Units held by limited partners, which was 2,300,932 as of December 31, 2012.

We provide management, leasing and real estate development services through two of our subsidiaries: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties owned by partnerships in which we own an interest and properties that are owned by third parties in which we do not have an interest. PREIT Services and PRI are consolidated. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 40% to 50% noncontrolling ownership interest at December 31, 2012, are recorded initially at our cost and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents totaled $34.0 million and $21.8 million, respectively, and included tenant security deposits of $4.2 million and $4.3 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $112.5 million, $124.1 million and $131.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, net of amounts capitalized of $1.5 million, $2.0 million and $2.6 million, respectively.

Significant Non-Cash Transactions

In December 2012, we sold our remaining interest in Northeast Tower Center in exchange for the cancellation of a $3.8 million note payable to the buyer. We recorded a gain of $0.9 million from this sale in 2012.

In connection with the June 2011 amendment to the 2010 Credit Facility, we reduced the amount outstanding under the 2010 Term Loan by $100.0 million and increased the amount outstanding under the 2010 Revolving Facility by $100.0 million.

Accrued construction costs decreased $0.3 million, $0.1 million and $5.6 million in the years ended December 31, 2012, 2011 and 2010, respectively, representing non-cash decreases in construction in progress.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. We believe that our most significant and subjective accounting estimates and assumptions are those relating to fair value, asset impairment and account receivable reserves.

Our management makes complex or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, our management considers, among other factors, events and changes in property, market and economic conditions, estimated future cash flows from property operations, and the risk of loss on specific accounts or amounts.

Revenue Recognition

We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.2 million, $0.3 million and $1.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2012 and 2011 were $27.7 million and $25.5 million, respectively.

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

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2012 and 2011, our accounts receivable included accrued income of $4.0 million and $2.4 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.

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

Lease termination fee revenue is recognized in the period when a termination agreement is signed, collectibility is assured and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

We also generate revenue by providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in “Other income” in the consolidated statements of operations.

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

Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2010 Term Loan and Revolving Facility approximate fair value due to the short-term nature of these instruments. All of our variable rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.

Impairment of Assets

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

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists and whether the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, it is written down to its fair value.

In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, assuming a holding period of ten years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 ranged from 6.25% to 12.0%. In 2012, one property had a triggering event that required further review for impairment. The fair value of the property (Phillipsburg Mall) was determined based on the sale price of the property as further discussed in note 2. In 2011, after two properties had triggering events that required further review for impairment, we estimated the fair value of the properties that experienced impairment of assets using discount rates applied to estimated cash flows ranging from 13% to 14%.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income.

We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2012. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.

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

We are required to make subjective assessments as to the useful lives of our real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those assets based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments affect our net income. If we were to determine that a different estimated useful life was appropriate for a particular asset, it would be depreciated over the newly estimated useful life, and, other things being equal, result in changes in annual depreciation expense and annual net income.

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

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets at December 31, 2012 and 2011 included $7.2 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2012 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Total

Balance, January 1, 2010	$12,877	$(1,073)	$(4,648)	$7,156
Goodwill divested	—	—	—	—

Balance, December 31, 2010	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—

Balance, December 31, 2011	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—

Balance, December 31, 2012	$12,877	$(1,073)	$(4,648)	$7,156

In 2013, we divested goodwill of $0.7 million in connection with the sale of Paxton Towne Centre (see note 2).

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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2012 and 2011:

(in thousands of dollars)	As of December 31, 2012	As of December 31, 2011

Value of in-place lease intangibles	$1,009	$1,779
Above-market lease intangibles	508	986

Subtotal	1,517	2,765
Goodwill	7,156	7,156

Total intangible assets	$8,673	$9,921

Below-market lease intangibles	$(3,083)	$(3,922)

Amortization of in-place lease intangibles was $0.8 million, $4.8 million and $21.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Amortization of above-market and below-market lease intangibles increased revenue by $0.3 million for the year ended December 31, 2012 and decreased revenue by $0.2 million for each of the years ended December 31, 2011 and 2010, respectively.

In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net

2013	$323	$(277)
2014	287	(292)
2015	287	(188)
2016	112	(166)
2017	—	(168)
2018 and thereafter	—	(1,484)

Total	$1,009	$(2,575)

Assets Classified as Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the physical condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider operating properties to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management’s opinion, the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, an operating real estate property that is classified as held for sale or sold is considered a discontinued operation. Operating properties classified as discontinued operations are reclassified as such in the consolidated statement of operations for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.

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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

Development/Redevelopment:
Salaries and benefits	$805	$765	$1,087
Real estate taxes	$330	$280	$467
Interest	$1,549	$2,087	$2,584
Leasing:
Salaries, commissions and benefits	$5,336	$4,999	$4,459

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct effect on our net income because higher bad debt expense results in lower net income, other things being equal. For straight-line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable, given our experience regarding such amounts.

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

The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate for the years ended December 31, 2012 and 2011:

(in millions of dollars)	As of December 31, 2012	As of December 31, 2011

Aggregate cost basis for federal income tax purposes	$3,979.2	$3,910.5
Aggregate depreciated basis for federal income tax purposes	$2,908.5	$2,916.5

We are subject to a federal excise tax computed on a calendar year basis in accordance with the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2012, 2011 and 2010, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010

Ordinary income	$—	$0.37	$0.60
Capital gains	—	0.01	—
Non-dividend distributions	0.63	0.22	—

	$0.63	$0.60	$0.60

In April 2012, we issued Series A Preferred Shares and in October 2012, we issued Series B Preferred Shares. The per share distributions paid to Series A preferred shareholders and Series B preferred shareholders had the following components for the year ended December 31, 2012:

For the Year Ended December 31,
2012
Series A Preferred Share Dividends
Ordinary income	$—
Capital gains	—
Non-dividend distributions	1.35

$1.35

Series B Preferred Share Dividends
Ordinary income	$—
Capital gains	—
Non-dividend distributions	0.33

$0.33

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

PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2012, 2011 and 2010. We had net deferred tax assets of $9.1 million and $8.9 million for the years ended December 31, 2012 and 2011, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing and such costs are amortized to interest expense over the terms of the related indebtedness using the effective interest method in the case of costs associated with mortgage loans, our 2010 Term Loan (see note 4) and our Exchangeable Notes (see note 4), or on a straight line basis in the case of costs associated with our Revolving Facility (see note 4).

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

Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2012, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Share-Based Compensation Expense

Share based payments to employees and non-employee trustees, including grants of share options and restricted shares, are valued at fair value on the date of grant, and are expensed over the applicable vesting period.

Earnings Per Share

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive effect of common share equivalents. Common share equivalents consist primarily of shares that are issued under employee share compensation programs and outstanding share options whose exercise price was less than the average market price of our common shares during these periods.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2012 and 2011 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2012	2011

Buildings, improvements and construction in progress	$2,996,301	$3,060,095
Land, including land held for development	481,239	516,902

Total investments in real estate	3,477,540	3,576,997
Accumulated depreciation	(907,928)	(844,010)

Net investments in real estate	$2,569,612	$2,732,987

Impairment of Assets

During the years ended December 31, 2012 and 2011, we recorded asset impairment losses of $3.8 million (which is included in “Impairment of assets of discontinued operations” for 2012) and $52.3 million (of which $28.0 million is included in “Impairment of assets of discontinued operations” and $24.3 million is recorded in “Impairment of assets” for 2011) in the consolidated statements of operations, respectively. No asset impairment losses were recorded in 2010. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011

Phillipsburg Mall(1)	$3,805	$27,977
North Hanover Mall	—	24,134
Other	—	225

Total Impairment of Assets	$3,805	$52,336

(1)	The impairment of assets loss for Phillipsburg Mall for 2012 and 2011 is included in impairment of assets of discontinued operations.

Phillipsburg Mall

In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings of underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

In the fourth quarter of 2012, we recorded an additional impairment loss on Phillipsburg Mall of $3.8 million. The amount of the impairment loss was determined based on the sale price of the property in January 2013.

North Hanover Mall

In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $22.5 million. In 2008, we had constructed anchor space that was to be leased and occupied by department store Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. We had attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with J.C. Penney Company, Inc. for it to move from its current location to a significant portion of the newly constructed anchor space. The economic terms of this transaction, which were substantially completed in 2011, were less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Project Costs

We expensed project costs that did not meet or no longer met our criteria for capitalization of $1.3 million, $0.6 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, a mall that was sold in January 2013, Orlando Fashion Square, a mall that was sold in February 2013, Paxton Towne Centre, a power center that was sold in January 2013, and Christiana Center, a power center that was under agreement of sale as of December 31, 2012. Also included in discontinued operations for 2010 are Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, which are power centers that were sold in September 2010.

The following table summarizes revenue and expense information for the years ended December 31, 2012, 2011 and 2010 for our discontinued operations:

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

Real estate revenue	$27,339	$29,557	$39,081
Expenses:
Operating expenses	(12,674)	(13,107)	(14,850)
Depreciation and amortization	(7,263)	(10,726)	(14,047)
Interest expense	(4,202)	(5,108)	(8,244)

Total expenses	(24,139)	(28,941)	(37,141)
Operating results from discontinued operations	3,200	616	1,940
Impairment of assets of discontinued operations	(3,805)	(27,977)	—
Gains on sales of discontinued operations	947	—	19,094

Income (loss) from discontinued operations	$342	$(27,361)	$21,034

Dispositions

The table below presents our dispositions since January 1, 2010:

(in millions of dollars)
Sale Date	Property and Location	Description of Real Estate Sold	Sale Price	Gain/ (Loss)
2013 Activity:
January
	Phillipsburg Mall, Phillipsburg, New Jersey	Mall(1)	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania	Power center(2)	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida	Mall(3)	35.0	0.6

2011 Activity:
May	Voorhees Town Center, Voorhees, New Jersey	Condominium interest in the mall	5.9	0.7
May	Pitney Road Plaza, Lancaster, Pennsylvania	Parcel and land improvements	1.4	0.7
December	New River Valley Mall, Christiansburg, Virginia	Unimproved land parcel	0.2	0.1
2010 Activity:
September	Creekview Center, Warrington, Pennsylvania Monroe Marketplace, Selinsgrove, Pennsylvania New River Valley Center, Christiansburg, Virginia Pitney Road Plaza, Lancaster, Pennsylvania Sunrise Plaza, Forked River, New Jersey	Sale of five power centers(4)	134.7	19.1

(1)

We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this collateral property that secured a portion of the 2010 Credit Facility (as defined in note 4). The sale price represented a capitalization rate of approximately 9.8%.

(2)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property. The sale price represented a capitalization rate of approximately 6.9%.
(3)

We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this collateral property that secured a portion of the 2010 Credit Facility. The sale price represented a capitalization rate of approximately 9.8%.

(4)

We used the cash proceeds from the sale to repay mortgage loans secured by three of these properties totaling $39.7 million, and for the payment of the release prices of the other two properties that secured a portion of the 2010 Credit Facility which totaled $57.4 million. We also used $10.0 million to repay borrowings under our Revolving Facility (as defined in note 4) and $8.9 million to repay borrowings under our 2010 Term Loan (as defined in note 4), both in accordance with the terms of our 2010 Credit Facility at that time. We used the remaining $18.7 million of the proceeds for general corporate purposes. The combined sale price represented an average capitalization rate of approximately 7.6%.

Dispositions – Other Activity

In October 2009, we sold a controlling interest in Northeast Tower Center in Philadelphia, Pennsylvania for $30.4 million. We recorded a gain of $6.1 million from this sale in 2009. In December 2012, we sold our remaining interest in Northeast Tower Center in exchange for cancellation of a $3.8 million note payable to the buyer. We recorded a gain of $0.9 million from this sale in 2012.

The Gallery at Market East RACP Grant

In 2011, we were awarded a grant from the Pennsylvania Redevelopment Assistance Capital Program (“RACP”) in the amount of $10.5 million in connection with our redevelopment of The Gallery at Market East in Philadelphia, Pennsylvania. Of this amount, $3.0 million is associated with one tenant who took possession of its rental space in 2012. The $3.0 million amount will offset the cost of the improvements that we made to the tenant’s rental space. Through December 31, 2012, we had completed our reimbursement requests for $2.6 million of the grant, and had received $2.0 million, with an additional $0.5 million received to date in 2013. We will recognize the $3.0 million grant as income over the 20-year useful life of the improvements. We recognized income of $0.1 million in the year ended December 31, 2012 related to the grant.

Development Activities

As of December 31, 2012 and 2011, we have capitalized amounts related to construction and development activities. The following table summarizes the location of capitalized construction and development information for our consolidated properties for the years ended December 31, 2012 and 2011:

	As of December 31,
(in millions of dollars)	2012	2011

Construction in progress	$68.6	$91.5
Land held for development	13.2	15.3
Deferred costs and other assets	3.7	1.1

Total capitalized construction and development activities	$85.5	$107.9

As of December 31, 2012, we had $0.2 million of refundable deposits and $3.1 million in non-refundable deposits on land purchase contracts.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of December 31, 2012 and 2011:

	As of December 31,
(in thousands of dollars)	2012	2011

ASSETS:
Investments in real estate, at cost:
Retail properties	$414,515	$404,219
Construction in progress	2,003	2,092

Total investments in real estate	416,518	406,311
Accumulated depreciation	(157,361)	(144,671)

Net investments in real estate	259,157	261,640
Cash and cash equivalents	9,833	11,379
Deferred costs and other assets, net	18,605	19,687

Total assets	287,595	292,706

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	405,297	410,978
Other liabilities	9,130	6,645

Total liabilities	414,427	417,623

Net deficit	(126,832)	(124,917)
Partners’ share	(67,735)	(66,667)

Company’s share	(59,097)	(58,250)
Excess investment(1)	9,078	9,321

Net investments and advances	$(50,019)	$(48,929)

Investment in partnerships, at equity	$14,855	$16,009
Distributions in excess of partnership investments	(64,874)	(64,938)

Net investments and advances	$(50,019)	$(48,929)

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
(in thousands of dollars)	2012	2011	2010
Real estate revenue	$77,571	$76,174	$76,681
Expenses:
Operating expenses	(23,061)	(23,034)	(23,658)
Interest expense	(22,573)	(22,789)	(17,370)
Depreciation and amortization	(14,447)	(15,894)	(15,938)

Total expenses	(60,081)	(61,717)	(56,966)

Net income	17,490	14,457	19,715
Less: Partners’ share	(8,738)	(7,189)	(9,806)

Company’s share	8,752	7,268	9,909
Amortization of excess investment	(414)	(633)	(859)

Equity in income of partnerships	$8,338	$6,635	$9,050

Financing Activity of Unconsolidated Properties

Mortgage loans, which are secured by eight of the partnership properties (including one property under development), are due in installments over various terms extending to the year 2023. Five of the mortgage loans bear interest at a fixed interest rate and three of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 5.00% to 7.00% and have a weighted average interest rate of 5.56% at December 31, 2012. The variable interest rate mortgage loans have interest rates that range from 3.00% to 3.31% and have a weighted average interest rate of 3.25% at December 31, 2012. The weighted average interest rate of all partnership mortgage loans is 5.09% at December 31, 2012. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total

2013	$3,234	$—	$3,234	$6,467
2014	3,410	—	3,410	6,821
2015	3,452	35,221	38,673	77,346
2016	3,004	—	3,004	6,007
2017	3,145	3,283	6,428	14,499
2018 and thereafter	12,165	134,803	146,968	293,935

	$28,410	$173,307	$201,717	$405,075

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. Our share of the mortgage loan repayment was $1.4 million.

Mortgage Loan Activity—Unconsolidated Properties

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2010:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2012 Activity:

July	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

2011 Activity:
June	Red Rose Commons(2)(3)	29.9	5.14% fixed	July 2021
June	The Court at Oxford Valley(2)(4)	60.0	5.56% fixed	July 2021
September	Metroplex Shopping Center(2)(5)	87.5	5.00% fixed	October 2023

2010 Activity:
April	Springfield Park/Springfield East(2)(6)	10.0	LIBOR plus 2.80%	March 2015
May	Red Rose Commons(2)	0.3	LIBOR plus 4.00%	October 2011
June	Lehigh Valley Mall(2)(7)	140.0	5.88% fixed	July 2020
November	Springfield Mall(2)(8)	67.0	LIBOR plus 3.10%	November 2015

(1)

The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $9.2 million mortgage loan using proceeds from the new mortgage loan.

(2)	The unconsolidated entity that owns this property entered into the mortgage loan. Our interest in the unconsolidated entity is 50%.
(3)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $24.2 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $2.1 million.

(4)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $32.0 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $12.8 million.

(5)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $57.8 million mortgage loan using proceeds from the new mortgage loan. After the repayment of the prior mortgage loan, the entity distributed to us excess proceeds of $16.3 million.

(6)	The mortgage loan has a term of five years, with one five-year extension option.
(7)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $150.0 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $4.1 million.

(8)

In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $72.3 million mortgage loan using proceeds from the new mortgage loan, available working capital and partner contributions. Our share of the partner contributions was $2.9 million.

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

In March 2010, we entered into the 2010 Credit Facility (as defined below), which was comprised of an aggregate $520.0 million term loan (the “2010 Term Loan”) and a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, and as amended as described below, the “2010 Credit Facility”). All capitalized terms used and not otherwise defined in the description set forth herein of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

In June 2011, we amended our 2010 Credit Facility, whereby the capacity of the Revolving Facility was increased by $100.0 million to $250.0 million. We borrowed $100.0 million under the Revolving Facility and we repaid $100.0 million of the 2010 Term Loan, after which the 2010 Term Loan had a balance of $240.0 million and the Revolving Facility had a balance of $100.0 million. The June 2011 amendment extended the term of the 2010 Credit Facility by one year to March 10, 2014 and eliminated the mandatory paydown requirements from capital events, among other changes.

The 2010 Credit Facility contained an Optional Amendment provision which, if our ratio of Total Liabilities to Gross Asset Value had been less than 65% for two consecutive fiscal quarters, granted us the option to elect to amend certain financial covenants in order to reduce the applicable marginal interest rates. After we reduced our ratio of Total Liabilities to Gross Asset Value to less than 65% for two consecutive quarters, in December 2012, we delivered our notice to effect the Optional Amendment. As such, the terms of the 2010 Credit Facility have been revised to (i) decrease the range of interest rates from between 2.75% and 4.00% to between 2.0% and 3.0% per annum over LIBOR depending on our leverage, (ii) decrease the maximum permitted ratio of Total Liabilities to Gross Asset Value from 70% to 65%, (iii) increase the minimum Facility Debt Yield which must be maintained in connection with the Maximum Loan Availability from 9.75% to 10.50%, (iv) increase the minimum ratio of EBITDA to Interest Expense from 1.60:1 to 1.65:1, (v) increase the minimum ratio of Adjusted EBITDA to Fixed Charges from 1.35:1 to 1.40:1, and (vi) increase maximum Projects Under Development to not in excess of 15.0% (previously 10.0%) of Gross Asset Value.

In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum. In effecting the Optional Amendment, we did not exercise either our right to a one-year extension of the maturity date to 2015, or our right to an increase in the maximum amount available under the Revolving Facility to $350.0 million.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

As of December 31, 2012, there were no amounts outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $250.0 million at December 31, 2012.

Interest expense related to the Revolving Facility was $2.6 million, $2.6 million and $1.6 million for the years ended December 31, 2012 and 2011, and for March 10, 2010 (the closing date) through December 31, 2010 respectively, excluding non-cash amortization of deferred financing fees.

As of December 31, 2012, $182.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for 2012 and 2011 and for March 10, 2010 through December 31, 2010 were 4.82%, 5.58% and 5.83%, respectively. Interest expense excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan was $14.4 million, $17.5 million and $19.0 million for 2012, 2011 and for March 10, 2010 through December 31, 2010, respectively. Currently $97.5 million is outstanding under the 2010 Term Loan.

As of December 31, 2012, obligations under the 2010 Term Loan were secured by first priority mortgages on 15 of our properties (subsequently reduced to 12 properties in 2013 following $84.5 million of 2010 Term Loan repayments) and by first priority leasehold mortgages on two properties ground leased by two subsidiaries. There were three properties released from being collateral properties in 2012 following the $58.0 million 2010 Term Loan repayment in connection with the October 2012 Series B Preferred Share Offering (see note 5 to our consolidated financial statements.

Deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2012 and 2011 and for March 10, 2010 to December 31, 2010 was $3.5 million, $3.6 million and $3.3 million, respectively. Accelerated deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2012 and 2011 and for March 10, 2010 to December 31, 2010 was $0.7 million, $0.1 million and $3.5 million, respectively, in connection with permanent paydowns of the 2010 Term Loan of $58.0 million, $7.2 million and $106.5 million for the years ended December 31, 2012 and 2011 and for March 10, 2010 to December 31, 2010, respectively.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 2.00% and 3.00% in excess of LIBOR per annum, depending on our leverage. The rate in effect at December 31, 2012 was 3.00% in excess of LIBOR. The following table presents the applicable credit spread over LIBOR at various leverage levels:

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.500 to 1.00	2.00%
2	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	2.50%
3	Equal to or greater than 0.550 to 1.00 but less than 0.600 to 1.00	2.75%
4	Equal to or greater than 0.600 to 1.00	3.00%

In addition to the covenants amended by the Optional Amendment in 2012, the 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of December 31, 2012, we were in compliance with all financial covenants.

Exchangeable Notes

In June 2012, we repaid in full the $136.9 million in outstanding principal of our Exchangeable Notes upon their maturity and paid accrued interest of $2.7 million, using $74.6 million in cash and $65.0 million from our Revolving Facility.

Our Exchangeable Notes balance was $136.9 million as December 31, 2011 (excluding debt discount of $0.8 million). Interest expense related to the Exchangeable Notes was $2.3 million, $5.5 million and $5.5 million (excluding non-cash amortization of debt discount of $0.8 million, $2.0 million and $1.9 million and the non-cash amortization of deferred financing fees of $0.3 million, $0.7 million and $0.7 million) for the years ended December 31, 2012, 2011 and 2010, respectively. The Exchangeable Notes bore interest at a contractual rate of 4.00% per annum.

Mortgage Loans

Twenty-four mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2032. Sixteen of the mortgage loans bear interest at a fixed rate and eight of the mortgage loans bear interest at variable rates.

The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.36% at December 31, 2012. The eight variable rate mortgage loan balances had a weighted average interest rate of 2.46% at December 31, 2012. The weighted average interest rate of all consolidated mortgage loans was 4.74% at December 31, 2012. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and mortgage loans for properties classified as held for sale are accounted for in “Liabilities on assets held for sale” on the consolidated balance sheets, and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2012:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments(1)	Total

2013	$16,188	$397,723	$413,911
2014	16,048	99,203	115,251
2015	19,201	270,799	290,000
2016	9,879	243,745	253,624
2017	8,845	150,000	158,845
2018 and thereafter	40,721	445,700	486,421

	$110,882	$1,607,170	$1,718,052

(1)

Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements. Of the balloon payments coming due in 2013, in February 2013 we extended the due dates on two mortgage loans with an aggregate balance of $103.0 million to 2018, and mortgage loans with an aggregate balance of $184.3 million may be extended under extension options in the respective loan agreements; however, we must obtain lender approval for the extension options to become effective, and we might be required to pay a portion of the principal balance in order to exercise the extension options. Also in February 2013, we extended to 2018 the due date on a mortgage loan that had a $32.5 million balloon payment due in 2014.

The following table outlines the timing of principal payments pursuant to the terms of the mortgage loans of our properties classified as held for sale as of December 31, 2012:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments(1)	Total

2013	$766	$50,000	$50,766
2014	803	—	803
2015	841	—	841
2016	876	—	876
2017	924	—	924
2018 and thereafter	4,835	40,709	45,544

	$9,045	$90,709	$99,754

(1)	Of the balloon payments coming due in 2013, $50.0 million was repaid in connection with the sale of Paxton Towne Centre in January 2013.

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2012 and 2011 are as follows:

	2012		2011
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,718.1	$1,739.7	$1,691.4	$1,683.4

The mortgage loans contain various customary default provisions. As of December 31, 2012, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2010 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity

2013 Activity:
February	Francis Scott Key Mall(1)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(2)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018

2012 Activity:
January	New River Valley Mall(3)	28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center(4)	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall(5)	300.0	3.90% fixed	September 2022

2011 Activity:
July	801 Market Street(6)	27.7	LIBOR plus 2.10%	July 2016

2010 Activity:
January	New River Valley Mall(7)	30.0	LIBOR plus 4.50%	January 2013
March	Lycoming Mall(2)	2.5	6.84% fixed	June 2014
July	Valley View Mall(8)	32.0	5.95% fixed	June 2020

(1)	Interest only payments.
(2)

The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. We also took an additional draw of $2.1 million in February 2013.

(3)

Extension option modified the mortgage rate and payment terms. Interest only payments for the first five years. Principal and interest commence January 2017 based on a 25 year amortization schedule, with a balloon payment due in January 2019.

(4)	The property is classified as held for sale at December 31, 2012.
(5)	Interest only payments for the first two years. Principal and interest payments of $1.4 million commencing October 1, 2014, with a balloon payment due in September 2022.
(6)	The mortgage loan has a five year term and two one-year extension options. Payments are of principal and interest based on a 25 year amortization schedule, with a balloon payment due in July 2016.
(7)	Interest only. The mortgage loan had a three year term and one one-year extension option. We made principal payments of $0.8 million and $1.2 million in May 2010 and September 2010, respectively.
(8)

Payments are of principal and interest based on a 30 year amortization schedule, with a balloon payment in June 2020. In connection with the mortgage loan financing, we repaid the existing $33.8 million mortgage loan using proceeds from the new mortgage and available working capital.

Other 2011 Activity

In June 2011, we exercised the first of two one-year extension options on the $45.0 million mortgage loan secured by Christiana Center in Newark, Delaware. In connection with the extension, principal and interest payments on the mortgage loan were calculated based on a 25 year amortization schedule. In 2012, we classified this property as held for sale.

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

Other 2010 Activity

In September 2010, we repaid the mortgage loan on Creekview Center with a balance of $19.4 million in connection with the sale of five power centers, including Creekview Center.

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

5. EQUITY OFFERINGS

2012 Preferred Share Offerings

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

In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.3 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the Revolving Facility and $58.0 million of borrowings under the 2010 Term Loan.

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

As of December 31, 2012, there was $0.7 million in accumulated but unpaid dividends relating to the Series A and Series B Preferred Shares. This amount was deducted from net loss to determine net loss attributable to common shareholders.

2010 Common Share Offering

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

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $10.4 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of December 31, 2012, we had entered into eight interest rate swap agreements with a weighted average interest rate of 2.97% on a notional amount of $592.3 million maturing on various dates through November 2013, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.25% on a notional amount of $53.1 million maturing in 2016 and 2017. We had previously entered into an interest rate cap that matured in April 2012.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. On December 31, 2012, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As the result of our permanent paydown of a portion of our 2010 Credit Facility in 2012 and expected repayments of mortgage loans secured by properties expected to be sold in 2013, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to three of our swaps. Therefore, it was probable that a portion of the hedged forecasted transactions (1-month LIBOR interest payments) associated with the three swaps would not occur by the end of the originally specified time period as documented at the inception of the hedging relationships. As such, previously deferred losses in other comprehensive income in the amount of $0.6 million related to these three interest rate swaps were reclassified into interest expense during 2012. One of those swaps with a notional amount of $40.0 million no longer qualifies for hedge accounting as a result of the missed forecasted transactions and will be marked to market through earnings prospectively. These swaps are scheduled to expire by their terms in March 2013.

Additionally, certain of the properties that were under contract to be sold as of December 31, 2012 served as security for mortgage loans that were previously hedged. Since it was probable because of the pending sales that the hedged transactions as identified in our original hedge documentation would not occur, we reclassified $0.6 million from other comprehensive income to interest expense.

Accumulated other comprehensive loss as of December 31, 2012 includes a net loss of $8.7 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap, cap and forward starting swap derivative instruments at December 31, 2012 and December 31, 2011. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet:

(in millions of dollars) Notional Value	Fair Value at December 31, 2012(1)		Fair Value at December 31, 2011(1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$200.0	$	N/A	$(0.7)	1.78%		April 2, 2012
25.0		N/A	(0.3)	1.83%		December 31, 2012
60.0		(0.2)	(0.9)	1.74%		March 11, 2013
200.0		(1.0)	(4.5)	2.96%		March 11, 2013
40.0		(0.1)	(0.6)	1.82%		March 11, 2013
65.0		(1.5)	(3.2)	3.60%		September 9, 2013
68.0		(1.6)	(3.5)	3.69%		September 9, 2013
56.3		(1.4)	(2.9)	3.73%		September 9, 2013
55.0		(1.3)	(2.4)	2.90%		November 29, 2013
48.0		(1.2)	(2.1)	2.90%		November 29, 2013
Interest Rate Cap
16.3		N/A	(0.0)	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
28.1		(0.9)	N/A	1.38%	January 2, 2013	January 2, 2017
25.0		(0.5)	N/A	1.10%	March 12, 2013	July 31, 2016

		$(9.7)	$(21.1)

(1)

As of December 31, 2012 and December 31, 2011, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2012 and December 31, 2011, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations as of December 31, 2012 and December 31, 2011:

	For the Year Ended December 31,		Consolidated Statements of Operations Location
	2012	2011
Derivatives in cash flow hedging relationships:

Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(3.8)	$(11.1)	N/A

Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$18.8	$17.2	Interest expense

Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1.2)	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2012, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2012, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $9.7 million. If we had breached any of the default provisions in these agreements as of December 31, 2012, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $11.1 million. We had not breached any of these provisions as of December 31, 2012.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 15% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.0 million for each of the years ended December 31, 2012, 2011 and 2010.

Supplemental Retirement Plans

We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2012, 2011 and 2010, approximately 44,000, 43,000 and 46,000 shares, respectively, were purchased for total consideration of $0.4 million in each year. We recorded expense of $0.3 million, $0.1 million and $0.2 million in the years ended December 31, 2012, 2011 and 2010, respectively, related to the share purchase plan.

Performance Incentive Unit Program

In 2009, we made awards of Performance Incentive Units (“PIUs”) that were subject to market based vesting. The PIUs vested in equal installments over a three year period if specified total return to shareholders goals (as defined in the PIU plan) established at the time of the award were met each year. Payments under the PIU program were made in cash. The amount of the payments varied based upon the total return to our shareholders relative to the total return achieved for the companies in an index of real estate investment trusts, as defined in the PIU plan. We recorded compensation expense for the PIU program pro rata over the vesting period based on estimates of future cash payments under the plan. We issued 221,022 PIUs in 2009 with an initial value of $0.8 million, and recorded compensation expense relating to these awards of $0.1 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

When the measurement period for the PIUs issued in 2009 expired on December 31, 2011, our total return to our shareholders relative to the total return achieved by the companies in an index of real estate investment trusts was at the 50th percentile, and in February 2012, an aggregate of $1.1 million was paid to participants in the program in respect of the PIUs issued to participants. After this payment, we had no PIUs outstanding.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2012, there was one share based compensation plan under which we continue to make awards: our Second Amended and Restated 2003 Equity Incentive Plan, which was approved by our shareholders in 2012. Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.

We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.

For the years ended December 31, 2012, 2011 and 2010, we recorded aggregate compensation expense for share based awards of $11.1 million (including $2.1 million of accrued amortization relating to employee separation), $9.1 million and $8.1 million, respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For each of the years ended December 31, 2012, 2011 and 2010, we capitalized compensation costs related to share based awards of $0.1 million, respectively.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Second Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”) (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,901,078 as of December 31, 2012. Other than a portion of the 2012 and 2010 annual awards to trustees, the share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

The aggregate fair value of the restricted shares that we granted to our employees in 2012, 2011 and 2010 was $6.2 million, $4.7 million and $5.5 million, respectively. As of December 31, 2012, there was $5.3 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $7.5 million, $5.6 million and $5.2 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2012 and changes during the years ended December 31, 2012, 2011 and 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	1,077,480	$12.93
Shares granted	519,086	11.68
Shares vested	(389,783)	14.07
Shares forfeited	(47,034)	27.46

Unvested at December 31, 2010	1,159,749	11.39
Shares granted	358,234	14.50
Shares vested	(525,202)	11.20
Shares forfeited	(42,555)	11.89

Unvested at December 31, 2011	950,226	12.65
Shares granted	459,526	14.46
Shares vested	(664,574)	11.50
Shares forfeited	(20,442)	14.22

Unvested at December 31, 2012	724,736	$14.81

Restricted Shares Subject to Market Based Vesting

In 2005, we granted 67,147 restricted shares that were subject to market based vesting. These restricted shares would have vested in equal installments over a five-year period if specified total return to shareholders goals established at the time of the grant were met in each year. If the goal was not met in any year, the awards provided for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Of these shares, 10,056 shares were previously issued and 2,450 were forfeited in connection with employee severance arrangements. In addition, we met the return criteria for the portion relating to 2009, and thus 10,927 shares vested in February 2010. Because the vesting of the balance of the market based restricted shares granted in 2005 depended upon the achievement of certain total return to shareholders goals by December 31, 2009, and because the Company did not meet these objectives by that date, the remaining 43,714 shares granted in 2005 were forfeited in 2010 upon the formal determination by the Executive Compensation and Human Resources Committee of our Board of Trustees in accordance with the terms of the 2003 Equity Incentive Plan.

Restricted Shares Subject to Time Based Vesting

In 2012, 2011 and 2010, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of two to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 425,462, 330,610 and 476,750 restricted shares subject to time based vesting to our employees in 2012, 2011 and 2010, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $14.57 in 2012, $14.36 per share in 2011 and $11.61 per share in 2010. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $6.0 million (including $1.0 million of accelerated amortization relating to employee separation), $6.1 million and $5.4 million of compensation expense related to time based restricted shares for the years ended December 31, 2012, 2011 and 2010, respectively.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense

2013	$3,376
2014	1,725
2015	197

Total	$5,298

On February 27, 2013, the Company granted 216,758 time-based restricted shares to employees with a grant date fair value of $4.0 million that vest over periods of two to three years in annual installments (the future expenses associated with this vesting are not reflected in the table above).

Restricted Share Unit Program

In 2012, 2011 and 2010, our Board of Trustees established the 2012-2014 RSU Program, the 2011-2013 RSU Program and the 2010-2012 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2014, 2013 and 2012 or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.

The aggregate fair values of the RSU awards in 2012, 2011 and 2010 were determined using a Monte Carlo simulation probabilistic valuation model and were $4.0 million (a weighted average of $18.41 per share), $3.5 million ($15.98 per share) and $4.7 million ($14.87 per share), respectively.

The table below sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2012, 2011 and 2010 by grant date:

	RSUs and assumptions by Grant Date
	April 23, 2012	April 9, 2012	March 10, 2011	March 10, 2010

RSUs granted	80,744	134,761	220,766	317,749
Volatility	57.2%	61.5%	95.3%	93.5%
Risk free interest rate	0.39%	0.46%	1.13%	1.50%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	1.457	1.495	1.280	1.266

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $4.5 million (including $1.1 million of accelerated amortization relating to employee separation), $2.7 million and $2.4 million of compensation expense related to the RSU Programs for the years ended December 31, 2012, 2011 and 2010, respectively. We will record future compensation expense of $2.8 million related to the existing awards under the RSU Programs.

On February 27, 2013, the Company granted 109,718 RSUs to employees (the “2013 RSUs”). The 2013 RSUs have a three year measurement period that ends on December 31, 2015 or a shorter period ending upon the date of a change in control of the Company. The aggregate fair value of the 2013 RSUs has yet to be determined.

Service Awards

In 2012, 2011 and 2010, we issued 1,875, 1,950 and 2,075 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair values of the awards of $29,000, $31,000 and $26,000 in the years ended December 31, 2012, 2011 and 2010, respectively, were determined based on the average of the high and low share price on the grant date and recorded as compensation expense.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The 2003 Equity Incentive Plan provides for the granting of restricted share awards to our non-employee trustees. The 2008 Restricted Share Plan for Non-Employee Trustees previously provided for the granting of restricted share awards to our non-employee trustees. In 2010 and 2012, a portion of these annual awards was made under the 2008 Restricted Share Plan for Non-Employee Trustees, and a portion was made under the 2003 Equity Incentive Plan. In 2011, all of these annual awards were made under the 2003 Equity Incentive Plan. The aggregate fair value of the restricted shares that we granted under both plans to our non-employee trustees in 2012, 2011 and 2010 was $0.4 million, $0.4 million and $0.5 million, respectively. We recorded $0.5 million, $0.3 million and $0.2 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $0.6 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. Compensation expense will be recognized over a weighted average period of 0.9 years. The total fair value of shares granted to non-employee trustees that vested was $0.1 million, $0.4 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense

2013	$340
2014	207
2015	54

Total	$601

Options Outstanding

Options are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. In 2012, 5,000 options were granted to a non-employee trustee. No options were granted to non-employee trustees in 2011 or 2010. In 2012, 5,000 options were exercised. The following table presents the changes in the number of options outstanding from January 1, 2010 through December 31, 2012:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1990 Non-Employee Trustee Plan

Options outstanding at January 1, 2010	152,293	17,293	100,000	35,000
Options forfeited	$17.78	—	(100,000)	(7,500)

Options outstanding at December 31, 2010	44,793	17,293	—	27,500
Options forfeited	$21.19	(1,361)	—	(12,500)

Options outstanding at December 31, 2011(1)	30,932	15,932	—	15,000
Options forfeited	$22.55	(932)	—	—
Options granted	$12.87	5,000	—	—
Options exercised	$5.41	(5,000)	—	—

Options outstanding at December 31, 2012(1)	30,000	15,000	—	15,000

Outstanding exercisable and unexercisable options
Average exercise price per share	$30.68	$28.47	$—	$32.89

Aggregate exercise price(2)	$920	$427	$—	$493

Intrinsic value of options outstanding(2)	$24	$24	$—	$—

Outstanding exercisable options at December 31, 2012
Options	25,000	10,000	—	15,000

Average exercise price per share	$34.25	$36.28	$—	$32.89

Aggregate exercise price(2)	$856	$363	$—	$493

Intrinsic value of options outstanding(2)	$—	$—	$—	$—

(1)	The weighted average remaining contractual life of these outstanding options is 2.68 years (weighted average exercise price of $30.68 per share and an aggregate exercise price of $0.9 million).
(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2012:

	Options Outstanding as of December 31, 2012		Options Exercisable as of December 31, 2012
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)

$12.87-$18.99	5,000	$12.87	—	$—	9.3
$19.00-$28.99	5,000	$28.74	5,000	$28.74	0.4
$29.00-$38.00	20,000	$35.62	20,000	$36.82	1.6

9. LEASES

As Lessor

Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2099. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,

2013	$259,256
2014	232,111
2015	200,116
2016	165,475
2017	134,355
2018 and thereafter	475,357

$1,466,670

The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at five of our properties (Crossroads Mall, Exton Square Mall, The Gallery at Market East, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to such leases were $3.2 million, $4.2 million and $4.2 million the years ended December 31, 2012, 2011 and 2010, respectively. We account for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows (excluding the ground lease obligation associated with Orlando Fashion Square which was classified as held for sale at December 31, 2012 and sold in 2013):

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases

2013	$1,998	$637
2014	1,782	658
2015	1,598	658
2016	1,419	652
2017	1,344	643
2018 and thereafter	2,477	39,713

	$10,618	$42,961

10. RELATED PARTY TRANSACTIONS

General

We provide management, leasing and development services for eight properties owned by partnerships and other entities in which certain of our officers or trustees or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Office Lease

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $1.5 million, $1.8 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. Under this amendment, the term has been extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second must be for 10 years less the number of years of the first extension. The base rent under the amended lease will be approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.

In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the transaction.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2012, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $17.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Employment Agreements

As of December 31, 2012, five officers of the Company had employment agreements with current terms that range from one year to three years and that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2012 of $2.0 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.

In April 2012, we entered into amended employment agreements with Joseph F. Coradino and Ronald Rubin that became effective on June 7, 2012, the date that Mr. Coradino became our Chief Executive Officer and Mr. Rubin became our Executive Chairman.

Mr. Coradino’s employment agreement has an initial term of two years, after which it will renew annually for one-year terms unless either party gives notice of non-renewal at least 120 days prior to the end of the then current term.

Mr. Rubin’s employment agreement will have an initial term of three years, after which it will renew annually for one-year terms unless either party gives notice of non-renewal at least 120 days prior to the end of the then current term.

Provision for Employee Separation Expense

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in the employment agreement of our former President and Chief Operating Officer, Edward A. Glickman, were triggered that caused us to record a provision for employee separation expense of $4.1 million in 2012.

Mr. Glickman left his position as the Company’s President and Chief Operating Officer effective August 31, 2012. Under the Company’s employment agreement with Mr. Glickman, in connection with his departure, he was entitled (i) to receive a cash payment of approximately $2.7 million, (ii) to receive additional amounts accrued under his supplemental retirement plan, (iii) to have his outstanding unvested restricted shares become vested, and (iv) to remain eligible to receive shares under the Company’s Restricted Share Unit programs based on the Company’s achievement of the performance metrics established by those programs as if his employment had not terminated.

In October 2012, Mr. Glickman resigned from his position as a trustee of the Company. To formally recognize and memorialize the terms of his departure from the Company as both a trustee and as an officer, the Company and Mr. Glickman entered into a separation agreement which included a mutual standard general release of all claims. Under the separation agreement, Mr. Glickman was entitled to a total cash separation payment of $2.8 million (including the above-described $2.7 million to which he would have been entitled under his employment agreement).

In connection with the terms of Mr. Rubin’s amended employment agreement, we recorded a provision for employee separation expense of $2.6 million in 2012. We expect to record a total provision for employee separation expense of $4.5 million (we recorded $2.6 million through December 2012 and are recording an additional $1.9 million through June 2013) related to Mr. Rubin’s employment agreement.

In 2012, we terminated certain employees. In connection with the departure of those employees, we recorded $2.7 million of employee separation expense.

Legal Actions

In the normal course of business, we have and might become involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Environmental

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and are not aware of any significant remaining potential liability relating to these environmental matters. We might be required in the future to perform testing relating to these matters. We do not expect these matters to have any significant impact on our liquidity or results of operations. However, we can provide no assurance that the amounts reserved will be adequate to cover further environmental costs. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate.

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

We did not enter into any guarantees or tax protection agreements in connection with our merger, acquisition or disposition activities in 2012, 2011 or 2010.

12. HISTORIC TAX CREDITS

In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). The Phase I Counterparty agreed to contribute $10.6 million of equity to the Project, and paid $10.1 million of that amount in cash contemporaneously with the closing of the transaction, which was recorded in “Noncontrolling interest.” The remaining funds of $0.5 million were paid in 2011 after we satisfied certain conditions. In exchange for its contributions into the Project, the Phase I Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Phase I Counterparty does not have a material interest in the underlying economics of the Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Project at a stated value of $1.6 million. We believe that the put option will be exercised by the Phase I Counterparty, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”

Based on the contractual arrangements that obligate us to deliver tax credits and provide other guarantees to the Phase I Counterparty and that entitle us, through fee arrangements, to receive substantially all available cash flow from the Project, we concluded that the Project should be consolidated. We also concluded that capital contributions received from the Phase I Counterparty are, in substance, consideration that we received in exchange for the put option and our obligation to deliver tax credits to the Phase I Counterparty. The Phase I Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Noncontrolling interest” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.

The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Project in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually each August, upon the expiration of each portion of the recapture period. In the third quarters of 2010, 2011 and 2012, the first, second and third recapture periods expired and we recognized $1.7 million, $1.9 million and $1.8 million, respectively, of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations.

In the second quarter of 2012, we closed a transaction with a Phase II Counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Counterparty agreed to contribute $3.7 million of equity to the Phase II Project, and paid $1.5 million of that amount in cash contemporaneously with the closing of the transaction, which was recorded in “Accured expenses and other liabilities.” The remaining funds of $2.2 million will be paid at a future date after we satisfy certain conditions. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty does not have a material interest in the underlying economics of the Phase II Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project at a stated value of $0.6 million. We believe that the put option will be exercised by the Phase II Counterparty, and an amount attributed to that option is included in the recorded balance of “Accrued expenses and other liabilities.”

Based on the contractual arrangements that obligate us to deliver tax credits and provide other guarantees to the Phase II Counterparty and that entitle us, through fee arrangements, to receive substantially all available cash flow from the Phase II Project, we concluded that the Phase II Project should be consolidated. We also concluded that capital contributions received from the Phase II Counterparty are, in substance, consideration that we received in exchange for the put option and our obligation to deliver tax credits to the Phase II Counterparty. The Phase II Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Accrued expenses and other liabilities” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.

The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project in the second quarter of 2012. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually each June, upon the expiration of each portion of the recapture period.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total

Revenue from continuing operations	$102,817	$102,466	$106,133	$115,766	$427,182
Revenue from discontinued operations	6,802	6,654	6,743	7,140	27,339
Income (loss) from discontinued operations(2)	887	634	959	(2,138)	342
Net loss(3)	(10,416)	(12,401)	(12,861)	(6,872)	(42,550)
Net loss attributable to PREIT(3)	(9,997)	(11,888)	(12,353)	(6,599)	(40,837)
Income (loss) from discontinued operations per share – basic and diluted	0.02	0.01	0.02	(0.04)	0.01
Net loss per share – basic and diluted	(0.18)	(0.25)	(0.27)	(0.19)	(0.89)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total

Revenue from continuing operations	$102,962	$101,029	$106,750	$116,262	$427,003
Revenue from discontinued operations	7,518	7,171	6,994	7,874	29,557
(Loss) income from discontinued operations(2)	(141)	(711)	(27,920)	1,411	(27,361)
Net loss(3)	(14,919)	(19,011)	(59,425)	(580)	(93,935)
Net loss attributable to PREIT(3)	(14,318)	(18,248)	(57,038)	(557)	(90,161)
Income (loss) from discontinued operations per share – basic and diluted	0.00	(0.01)	(0.49)	0.02	(0.48)
Net loss per share – basic and diluted	(0.27)	(0.34)	(1.05)	(0.01)	(1.66)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.
(2)	Includes impairments losses on discontinued operations of $3.8 million (4th Quarter 2012) and of $28.0 million (3rd Quarter 2011).
(3)

Includes gains on sales of discontinued operations of $0.9 million (before non controlling interest)(4th Quarter 2012). Also includes impairment losses on discontinued operations of $3.8 million (4th Quarter 2012), of $28.0 million (3rd Quarter 2011) and impairment losses on continuing operations of $24.1 million (3rd Quarter 2011).

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2012

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Changes	Balance of Land and Land Held for Development	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance		Date of Acqusition/ Construction	Life of Depreciation
Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$17,131	$10,550	$60,280	$(24,292)	$42,300		2002	30
Capital City Mall	11,642	65,575	20,342	11,642	85,917	(27,761)	65,114		2003	40
Chambersburg Mall	9,502	26,218	6,555	9,634	32,641	(9,890)	—	(1)	2003	40
Cherry Hill Mall	29,938	185,611	242,237	48,608	409,178	(117,401)	300,000		2003	40
Commons at Magnolia	1,132	3,407	7,901	1,571	10,869	(3,693)	—	(1)(2)	1999	40
Crossroads Mall	5,054	22,496	18,434	5,627	40,357	(11,192)	—		2003	40
Cumberland Mall	8,711	43,889	12,454	9,842	55,212	(13,005)	51,629		2005	40
Dartmouth Mall	7,015	28,328	27,498	7,015	55,826	(29,459)	58,258		1998	40
Exton Square Mall	21,460	121,326	8,024	22,156	128,654	(33,389)	67,446		2003	40
Francis Scott Key Mall	9,786	47,526	22,197	9,987	69,522	(22,075)	55,000		2003	40
Gadsden Mall	8,842	42,681	11,771	8,617	54,677	(13,474)	—	(1)	2005	40
The Gallery at Market East	6,781	95,599	86,935	7,935	181,380	(35,471)	26,871	(1)(3)	2003	40
Jacksonville Mall	9,974	47,802	23,614	9,974	71,416	(21,399)	56,265		2003	40
Logan Valley Mall	13,267	68,449	15,963	13,267	84,412	(27,029)	63,000		2003	40
Lycoming Mall	10,274	43,440	25,766	10,793	68,687	(21,033)	33,532		2003	40
Magnolia Mall	9,279	44,165	35,590	15,204	73,830	(30,182)	58,335		1998	40
Monroe Marketplace	4,850	—	1,294	3,816	2,328	(24)	—		2006	N/A
Moorestown Mall	11,368	62,995	22,035	11,368	85,030	(30,495)	53,473		2003	40
New River Valley Mall	4,751	22,808	31,245	4,786	54,018	(21,249)	28,050		2003	40
Nittany Mall	6,064	30,283	8,085	5,146	39,286	(11,644)	—	(1)	2003	40
North Hanover Mall	4,565	20,990	4,432	3,006	26,981	(6,305)	—	(1)	2003	20
Palmer Park Mall	3,747	18,805	11,984	3,747	30,789	(13,562)	—	(1)	2003	40
Patrick Henry Mall	16,075	86,643	40,704	16,397	127,025	(42,453)	89,423		2003	40
Pitney Road Plaza land	905	—	(604)	301	—	—	—		2006	N/A
Plymouth Meeting Mall	29,265	58,388	81,471	29,947	139,177	(39,975)	—	(1)	2003	40
The Mall at Prince Georges	13,065	57,686	31,462	13,066	89,147	(39,603)	150,000		1998	40
South Mall	7,369	20,720	7,835	7,990	27,934	(7,796)	—	(1)(4)	2003	40
Sunrise Plaza land	1,739	—	(902)	837	—	—	—		2005	N/A
Swedes Square	189	—	9	198	—	—	—		2004	N/A
Uniontown Mall	—	30,761	11,412	—	42,173	(12,652)	—	(1)	2003	40
Valley Mall	13,187	60,658	21,315	13,187	81,973	(26,094)	83,990		2003	40
Valley View Mall	9,880	46,817	11,789	9,936	58,550	(16,242)	31,047		2003	40
Viewmont Mall	12,505	61,519	18,070	12,606	79,488	(23,268)	48,000		2003	40
Voorhees Town Center	2,506	7,807	82,629	8,873	84,069	(22,568)	—	(1)	2003	40
Washington Crown Center	5,460	27,136	8,235	5,580	35,251	(14,359)	—	(1)	2003	40
Willow Grove Park	26,748	131,189	72,263	36,188	194,012	(57,502)	142,509		2003	40
Wiregrass Commons	5,103	28,758	20,036	7,923	45,974	(12,693)	—		2003	40
Woodland Mall	35,540	124,504	28,077	17,577	170,544	(38,681)	148,810		2005	40
Wyoming Valley Mall	14,153	73,035	22,100	13,302	95,986	(30,018)	65,000		2003	40
Development Properties:
White Clay Point	31,000	11,803	(8,016)	31,332	3,455	—	—		2005	N/A
Springhills	21,555	9,827	(9,421)	21,708	253	—	—		2006	N/A

Investment In Real Estate	$455,068	$1,922,521	$1,099,951	$481,239	$2,996,301	$(907,928)	$1,718,052

Held for Sale:
Christiana Center	$12,829	$27,041	$3,088	$12,829	$30,129	$(14,841)	$49,754		1998
Orlando Fashion Square	—	94,734	(52,079)	—	42,655	(9,711)	—	(1)	2004
Paxton Towne Centre	15,719	36,438	5,731	15,719	42,169	(20,436)	50,000		1998
Phillipsburg Mall	7,633	38,093	(29,840)	6,863	9,023	(5,469)	—	(1)	2003

Total Held for Sale	$36,181	$196,306	$(73,100)	$35,411	$123,976	$(50,457)	$99,754

Grand Total	$491,249	$2,118,827	$1,026,851	$516,650	$3,120,277	$(958,385)	$1,817,806

(1)

As of December 31, 2012, these properties were collateral properties for the 2010 Credit Facility. In 2013, Phillipsburg Mall, Orlando Fashion Square and Nittany Mall were released from being collateral properties for the 2010 Credit Facility.

(2)	The balances for Commons at Magnolia also include those of Plaza at Magnolia, which is also a collateral property for the 2010 Credit Facility.
(3)

The balances for The Gallery at Market East include Gallery I and Gallery II, each of which are collateral properties for the 2010 Credit Facility. The balances for The Gallery at Market East also include the office located at 801 Market Street, which does not serve as a collateral property for the 2010 Credit Facility, and carries a separate mortgage on the property.

(4)	The balances for South Mall include those of the Westgate Anchor Pad, which is a collateral property for the 2010 Credit Facility.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,979.2 million and $2,908.5 million, respectively, at December 31, 2012 and $3,910.5 million and $2,916.5 million, respectively, at December 31, 2011. The changes in total real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2012	2011	2010

Balance, beginning of year	$3,576,997	$3,587,468	$3,684,313
Improvements and development	77,040	60,633	58,621
Impairment of assets	(3,805)	(63,909)	—
Dispositions	(89)	(6,876)	(143,830)
Write-off of fully depreciated assets	(13,216)	(319)	(11,636)
Reclassification to held for sale	(159,387)	—	—

Balance, end of year	$3,477,540	$3,576,997	$3,587,468

Balance, end of year – held for sale	$159,387	—	—

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2012	2011	2010

Balance, beginning of year	$844,010	$729,086	$623,309
Depreciation expense	127,591	127,728	135,987
Impairment of assets	—	(11,573)	—
Dispositions	—	(912)	(18,574)
Write-off of fully depreciated assets	(13,216)	(319)	(11,636)
Reclassification to held for sale	(50,457)	—	—

Balance, end of year	$907,928	$844,010	$729,086

Balance, end of year – held for sale	$50,457	—	—

S-2

Exhibit Index

Exhibit Number	Description

10.56	Fourth Amendment to Office Lease by and between Bellevue Associates and PREIT signed on April 26, 2012.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.