Form 10-Q
period 2013-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2013-04-26
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at April 22, 2013: 56,506,001

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,396,134	$3,395,681
Construction in progress	67,314	68,619
Land held for development	12,643	13,240

Total investments in real estate	3,476,091	3,477,540
Accumulated depreciation	(938,810)	(907,928)

Net investments in real estate	2,537,281	2,569,612

INVESTMENTS IN PARTNERSHIPS, at equity:	14,982	14,855
OTHER ASSETS:
Cash and cash equivalents	33,641	33,990
Tenant and other receivables (net of allowance for doubtful accounts of $13,904 and $14,042 at March 31, 2013 and December 31, 2012, respectively)	38,364	38,473
Intangible assets (net of accumulated amortization of $14,417 and $14,940 at March 31, 2013 and December 31, 2012, respectively)	7,812	8,673
Deferred costs and other assets	92,279	97,399
Assets held for sale	30,021	114,622

Total assets	$2,754,380	$2,877,624

LIABILITIES:
Mortgage loans payable	$1,679,314	$1,718,052
Term Loan	97,500	182,000
Revolving Facility	60,000	—
Tenants’ deposits and deferred rent	13,637	14,862
Distributions in excess of partnership investments	64,188	64,874
Fair value of derivative instruments	7,562	9,742
Liabilities on assets held for sale	50,758	102,417
Accrued expenses and other liabilities	54,351	72,448

Total liabilities	$2,027,310	$2,164,395

COMMITMENTS AND CONTINGENCIES (Note 6) EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of March 31, 2013 and December 31, 2012; liquidation preference of $115,000	$46	$46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of March 31, 2013 and December 31, 2012; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 56,506 shares at March 31, 2013 and 56,331 shares at December 31, 2012	56,506	56,331
Capital contributed in excess of par	1,248,586	1,247,730
Accumulated other comprehensive loss	(18,576)	(20,867)
Distributions in excess of net income	(597,956)	(608,634)

Total equity—Pennsylvania Real Estate Investment Trust	688,641	674,641
Noncontrolling interest	38,429	38,588

Total equity	727,070	713,229

Total liabilities and equity	$2,754,380	$2,877,624

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2013	2012
REVENUE:
Real estate revenue:
Base rent	$69,610	$66,751
Expense reimbursements	31,106	30,703
Percentage rent	992	896
Lease termination revenue	153	651
Other real estate revenue	3,235	3,054

Total real estate revenue	105,096	102,055
Other income	888	762

Total revenue	105,984	102,817
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,444)	(33,576)
Utilities	(5,119)	(5,237)
Other operating expenses	(4,295)	(4,359)

Total operating expenses	(44,858)	(43,172)
Depreciation and amortization	(33,982)	(31,971)
Other expenses:
General and administrative expenses	(8,856)	(9,885)
Provision for employee separation expenses	(1,279)	—
Project costs and other expenses	(202)	(358)

Total other expenses	(10,337)	(10,243)
Interest expense, net	(27,337)	(30,719)

Total expenses	(116,514)	(116,105)
Loss before equity in income of partnerships and discontinued operations	(10,530)	(13,288)
Equity in income of partnerships	2,452	1,993

Loss from continuing operations	(8,078)	(11,295)
Discontinued operations:
Operating results from discontinued operations	631	879
Gains on sales of discontinued operations	33,254	—

Income from discontinued operations	33,885	879
Net income (loss)	25,807	(10,416)
Less: net (income) loss attributable to noncontrolling interest	(1,005)	419

Net income (loss) attributable to PREIT	24,802	(9,997)
Less: dividends on preferred shares	(3,962)	—

Net income (loss) attributable to PREIT common shareholders	$20,840	$(9,997)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended March 31,
(in thousands of dollars, except per share amounts)	2013	2012
Loss from continuing operations	$(8,078)	$(11,295)
Noncontrolling interest	314	454
Dividends on preferred shares	(3,962)	—
Dividends on unvested restricted shares	(108)	(61)

Loss from continuing operations used to calculate earnings per share—basic and diluted	$(11,834)	$(10,902)

Income from discontinued operations	$33,885	$879
Noncontrolling interest	(1,319)	(35)

Income from discontinued operations used to calculate earnings per share—basic and diluted	$32,566	$844

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.20)
Income from discontinued operations	$0.58	$0.02

	$0.37	$(0.18)

(in thousands of shares)
Weighted average shares outstanding—basic	55,738	54,908
Effect of common share equivalents (1)	—	—

Weighted average shares outstanding—diluted	55,738	54,908

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effects of common share equivalents of 706 and 646 for the three months ended March 31, 2013 and 2012, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2013	2012
Comprehensive income (loss):
Net income (loss)	$25,807	$(10,416)
Unrealized gain on derivatives	2,179	1,451
Other	205	302

Total comprehensive income (loss)	28,191	(8,663)
Less: comprehensive (income) loss attributable to noncontrolling interest	(1,098)	349

Comprehensive income (loss) attributable to PREIT	$27,093	$(8,314)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended

March 31, 2013

(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $25 plus accrued dividends Liquidation Value	Series B Preferred Shares, $25 plus accrued dividends Liquidation Value	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2012	$713,229	$46	$35	$56,331	$1,247,730	$(20,867)	$(608,634)	$38,588
Net income	25,807	—	—	—	—	—	24,802	1,005
Comprehensive income	2,384	—	—	—	—	2,291	—	93
Shares issued upon redemption of Operating Partnership units	—	—	—	40	545	—	—	(585)
Shares issued under employee and trustee compensation plans, net of shares retired	(1,767)	—	—	135	(1,902)	—	—	—
Amortization of deferred compensation	2,213	—	—	—	2,213	—	—	—
Distributions paid to common shareholders ($0.18 per share)	(10,162)	—	—	—	—	—	(10,162)	—
Distributions paid to Series A preferred shareholders ($0.5156 per share)	(2,372)	—	—	—	—	—	(2,372)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	(1,590)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.18 per unit)	(406)	—	—	—	—	—	—	(406)
Other distributions to noncontrolling interests, net	(266)	—	—		—	—	—	(266)

Balance March 31, 2013	$727,070	$46	$35	$56,506	$1,248,586	$(18,576)	$(597,956)	$38,429

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2013	2012
Cash flows from operating activities:
Net income (loss)	$25,807	$(10,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,222	31,385
Amortization	3,829	4,350
Straight-line rent adjustments	(367)	(153)
Provision for doubtful accounts	659	572
Amortization of deferred compensation	2,213	2,042
Gains on sales of real estate	(33,254)	—
Equity in income of partnerships, net of distributions	(742)	—
Change in assets and liabilities:
Net change in other assets	775	6,711
Net change in other liabilities	(18,225)	(1,912)

Net cash provided by operating activities	12,917	32,579

Cash flows from investing activities:
Additions to construction in progress	(6,219)	(7,719)
Investments in real estate improvements	(2,592)	(2,273)
Cash proceeds from sales of real estate	126,840	—
Additions to leasehold improvements	(68)	(183)
Investments in partnerships	(71)	(93)
Capitalized leasing costs	(1,537)	(1,325)
Decrease (increase) in cash escrows	1,584	(1,984)
Cash distributions from partnerships in excess of equity in income	—	1,167

Net cash provided by (used in) investing activities	117,937	(12,410)

Cash flows from financing activities:
Repayment of 2010 Term Loan	(84,500)	—
Net borrowing from (repayment of) Revolving Facility	60,000	(65,000)
Proceeds from mortgage loans	76,692	65,750
Principal installments on mortgage loans	(4,376)	(5,533)
Repayment of mortgage loans	(161,249)	—
Payment of deferred financing costs	(1,473)	(273)
Dividends paid to common shareholders	(10,162)	(8,323)
Dividends paid to preferred shareholders	(3,962)	—
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(406)	(349)
Shares of beneficial interest issued, net of shares issued	650	338
Shares retired under equity incentive plans, net of shares issued	(2,417)	(2,555)

Net cash used in financing activities	(131,203)	(15,945)

Net change in cash and cash equivalents	(349)	4,224
Cash and cash equivalents, beginning of period	33,990	21,798

Cash and cash equivalents, end of period	$33,641	$26,022

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and the consolidated results of our operations and our cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2013, our portfolio consisted of a total of 46 properties in 13 states, including 36 shopping malls, seven strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” We also have entered into an agreement to sell one power center that is classified as held for sale and have recorded the results of this property, as well as the results of three properties sold in three months ended March 31, 2013, as “discontinued operations.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2013, we held a 96.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2013, the total amount that would have been distributed would have been $43.8 million, which is calculated using our March 28, 2013 closing share price on the New York Stock Exchange of $19.39 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,261,203 as of March 31, 2013.

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

New Accounting Developments

In 2013, we adopted new accounting requirements relating to the presentation of comprehensive income. The new accounting requirements require disclosure about items reclassified out of accumulated other comprehensive income and into net income, and makes reference to other disclosures about items that are not reclassified in their entirety into net income. The adoption of these new accounting requirements did not have a material effect on our financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2013 and December 31, 2012 were comprised of the following:

(in thousands of dollars)	As of March 31, 2013	As of December 31, 2012
Buildings, improvements and construction in progress	$2,998,163	$2,996,301
Land, including land held for development	477,928	481,239

Total investments in real estate	3,476,091	3,477,540
Accumulated depreciation	(938,810)	(907,928)

Net investments in real estate	$2,537,281	$2,569,612

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands of dollars)	2013	2012
Development/Redevelopment Activities:
Salaries and benefits	$176	$133
Real estate taxes	—	393
Interest	76	547
Leasing Activities:
Salaries, commissions and benefits	1,537	1,325

Project Costs

We expensed project costs that did not meet or no longer met our criteria for capitalization of $0.2 million for each of the three months ended March 31, 2013 and 2012, respectively.

Acquisitions

In April 2013, we acquired a six story building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions

The table below presents our dispositions since January 1, 2013:

(in millions of dollars) Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
2013 Activity:
January
	Phillipsburg Mall, Phillipsburg, New Jersey (1)	Mall	9.8%	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania (2)	Power center	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida (3)	Mall	9.8%	35.0	0.6

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

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Paxton Towne Centre and Christiana Center, a power center that was under agreement of sale as of March 31, 2013.

The following table summarizes revenue and expense information for the three months ended March 31, 2013 and 2012 for our discontinued operations:

	Three months ended March 31,
(in thousands of dollars)	2013	2012

Real estate revenue	$2,746	$6,801
Expenses:
Operating expenses	(1,444)	(3,224)
Depreciation and amortization	—	(1,748)
Interest expense	(671)	(950)

Total expenses	(2,115)	(5,922)
Operating results from discontinued operations	631	879
Gains on sales of discontinued operations	33,254	—

Income from discontinued operations	$33,885	$879

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2013 and December 31, 2012:

(in thousands of dollars)	As of March 31, 2013	As of December 31, 2012
ASSETS:
Investments in real estate, at cost:
Operating properties	$414,498	$414,515
Construction in progress	2,385	2,003

Total investments in real estate	416,883	416,518
Accumulated depreciation	(159,541)	(157,361)

Net investments in real estate	257,342	259,157
Cash and cash equivalents	10,386	9,833
Deferred costs and other assets, net	18,396	18,605

Total assets	286,124	287,595

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	403,664	405,297
Other liabilities	7,548	9,130

Total liabilities	411,212	414,427

Net deficit	(125,088)	(126,832)
Partners’ share	(66,864)	(67,735)

PREIT’s share	(58,224)	(59,097)
Excess investment (1)	9,018	9,078

Net investments and advances	$(49,206)	$(50,019)

Investment in partnerships, at equity	$14,982	$14,855
Distributions in excess of partnership investments	(64,188)	(64,874)

Net investments and advances	$(49,206)	$(50,019)

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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands of dollars)	2013	2012
Real estate revenue	$20,226	$19,377
Expenses:
Operating expenses	(6,001)	(5,927)
Interest expense	(5,549)	(5,654)
Depreciation and amortization	(3,567)	(3,612)

Total expenses	(15,117)	(15,193)

Net income	5,109	4,184
Less: Partners’ share	(2,549)	(2,087)

PREIT’s share	2,560	2,097
Amortization of excess investment	(108)	(104)

Equity in income of partnerships	$2,452	$1,993

4. FINANCING ACTIVITY

Credit Agreements

As of March 31, 2013, our credit facility consisted of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance of $97.5 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, the “2010 Credit Facility”).

As of March 31, 2013, $60.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $190.0 million at March 31, 2013.

The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2013 was 3.25%. Interest expense related to the Revolving Facility was $0.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2013 and 2012 were 3.95% and 5.08%, respectively. Interest expense excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan was $2.2 million and $3.3 million for the three months ended March 31, 2013 and 2012.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.7 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. Accelerated deferred financing fee amortization associated with the 2010 Credit Facility was $0.8 million for the three months ended March 31, 2013 in connection with permanent paydowns of the 2010 Term Loan of $84.5 million during the three months ended March 31, 2013.

The 2010 Credit Facility contained affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of March 31, 2013, we were in compliance with all such financial covenants.

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates, and PREIT-RUBIN, Inc. (“PRI” and, collectively with PREIT and PREIT Associates, the “Borrower”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaces the previously existing 2010 Credit Facility. All capitalized terms used in this note 4 and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor as set forth in the table below. The initial rate in effect was 2.05% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550	2.05%

The unused portion of the 2013 Revolving Facility is subject to a fee of 0.30% per annum.

Certain of PREIT’s subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2013 Revolving Facility.

The Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders.

The 2013 Revolving Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, so long as the ratio does not exceed 0.60:1 for more than two consecutive quarters and such ratio has not exceeded 0.60:1 more than two times during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lender’s breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2013 Revolving Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PALP, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

The Borrower used the initial proceeds from the 2013 Revolving Facility to repay both $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the Revolving Facility. At the closing of the 2013 Revolving Facility, there was $192.5 million outstanding under the 2013 Revolving Facility.

Mortgage Loans

The carrying value and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,679.3	$1,708.8	$1,718.1	$1,739.7

The mortgage loans contain various customary default provisions. As of March 31, 2013, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity

2013 Activity:
February	Francis Scott Key Mall (1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall (3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall (1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018

(1)	Interest only payments.
(2)	The mortgage loan may be increased by $7.9 million based on certain tenants agreeing to open at the property.
(3)

The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. In February 2013, the unamortized balance of the mortgage loan was $33.4 million before we increased the mortgage loan by $2.1 million to bring the total amount financed to $35.5 million.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our Revolving Facility and $3.5 million of available working capital.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $26.1 million (net of capitalized interest of $0.1 million) and $27.2 million (net of capitalized interest of $0.5 million) for the three months ended March 31, 2013 and 2012, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $15.8 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Provision for Employee Separation Expense

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we expect to record a total provision for employee separation expense of $4.5 million, of which we recorded $2.6 million during the year ended December 31, 2012. We recorded an additional provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $1.1 million during the three months ended March 31, 2013 and expect to record the remaining $0.8 million during the three months ending June 30, 2013.

In 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Ronald Rubin was granted 16,000 restricted shares that had a fair value $0.3 million based on the grant date fair value of $18.28 per share and a vesting period of one year. This award is being amortized through June 7, 2013, the date on which Mr. Rubin is eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million. Also beginning on that date, any equity award with only a service component would immediately vest if Mr. Rubin were to voluntarily terminate his employment for any reason.

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

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under applicable accounting authority as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” In the three months ended March 31, 2013, we recorded a gain on hedge ineffectiveness of $0.5 million. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets and liabilities are recorded in “Fair value of derivative instruments.”

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $7.2 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps

As of March 31, 2013, we had entered into nine interest rate swap agreements with a weighted average interest rate of 3.09% on a notional amount of $388.5 million maturing on various dates through January 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of March 31, 2013, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $7.6 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets. Accumulated other comprehensive loss as of March 31, 2013 includes a net loss of $8.3 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap and forward starting swap derivative instruments at March 31, 2013 and December 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of our derivative instruments are recorded in “Fair value of derivative instruments” on our balance sheet.

(in millions of dollars) Notional Value	Fair Value at March 31, 2013 (1)	Fair Value at December 31, 2012 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$ 60.0	N/A	(0.2)	1.74%		March 11, 2013
200.0	N/A	(1.0)	2.96%		March 11, 2013
40.0	N/A	(0.1)	1.82%		March 11, 2013
65.0	(1.0)	(1.5)	3.60%		September 9, 2013
68.0	(1.1)	(1.6)	3.69%		September 9, 2013
56.3	(0.9)	(1.4)	3.73%		September 9, 2013
55.0	(1.0)	(1.3)	2.90%		November 29, 2013
48.0	(0.9)	(1.2)	2.90%		November 29, 2013
25.0	(0.5)	(0.5)	1.10%		July 31, 2016
28.1	(0.8)	(0.9)	1.38%		January 2, 2017
35.5	(0.3)	N/A	3.72%		December 1, 2017
7.6	(0.1)	N/A	1.00%		January 1, 2018
Forward Starting Interest Rate Swaps
48.0	(0.5)	N/A	1.12%	December 1, 2013	January 1, 2018
55.0	(0.5)	N/A	1.12%	December 1, 2013	January 1, 2018

	$(7.6)	$(9.7)

(1)

As of March 31, 2013 and December 31, 2012, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of March 31, 2013 and December 31, 2012, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and our share of our partnerships statements of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Consolidated Statements of Operations Location
	2013	2012
(in millions of dollars)

Derivatives in cash flow hedging relationships:

Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(2.1)	$(2.1)	N/A

Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$4.0	$3.9	Interest expense

Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$0.5	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2013, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $7.6 million. If we had breached any of the default provisions in these agreements as of March 31, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $8.5 million. We had not breached any of these provisions as of March 31, 2013.

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

We currently own interests in 46 retail properties, of which 42 are operating properties, three are development properties and one is classified as held for sale. The 42 operating properties that are classified in continuing operation and include 36 enclosed malls and six strip and power centers, have a total of 30.7 million square feet and operate in 12 states. We and partnerships in which we own an interest owned 23.9 million square feet at these properties (excluding space owned by anchors).

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

Net income for the three months ended March 31, 2013 was $25.8 million, an increase of $36.2 million compared to a net loss of $10.4 million for the three months ended March 31, 2012. This increase was primarily due to $33.3 million of gains on sales of discontinued operations recorded in the three months ended March 31, 2013.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of March 31, 2013, held a 96.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 43 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused unemployment to remain relatively high and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our 2013 Revolving Facility. These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $67.3 million as of March 31, 2013.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of March 31, 2013, we had incurred $63.8 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

As of March 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $15.8 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2013 and 2012 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the properties classified as held for sale and the properties included in discontinued operations) as of March 31, 2013 and 2012:

	Occupancy(1) as of March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2013	2012	2013	2012	2013	2012
Retail portfolio weighted average:
Total excluding anchors	89.8%	87.3%	93.3%	93.1%	90.1%	88.3%
Total including anchors	93.3%	91.5%	95.2%	94.8%	93.4%	91.9%
Malls weighted average:
Total excluding anchors	89.5%	87.4%	94.6%	92.5%	89.9%	87.7%
Total including anchors	93.2%	91.6%	96.3%	94.0%	93.4%	91.7%
Strip and power centers weighted average	85.7%	80.4%	94.5%	95.2%	94.0%	94.5%

(1)	Occupancy for both periods presented includes all tenants irrespective of the terms of their agreements.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2013:

			Average Gross Rent psf		Increase (Decrease) in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases:(3)
1st Quarter	33	95,895	N/A	$39.60	$39.60	N/A	$7.82

Renewal - non-anchor tenants 10,000 square feet and under:(4)
1st Quarter	73	216,780	$35.21	$36.93	$1.72	4.9%	$0.04

Renewal - non-anchor tenants greater than 10,000 square feet:(4)
1st Quarter	1	11,521	$7.49	$7.23	($0.26)	(3.5%)	$—

Anchor Renewal:
1st Quarter	1	83,835	$8.58	$9.10	$0.52	6.1%	$—

(1)	New rent is the initial amount payable upon rent commencement.
(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.
(3)	This category includes newly constructed and recommissioned space.
(4)	This category includes expansions and lease extensions.

As of March 31, 2013, for non-anchor leases, the average base rent per square foot as of the expiration date was $33.45 for the renewing leases in “Holdover” status and $32.60 for leases expiring in 2013.

Overview

The following information sets forth our results of operations for the three months ended March 31, 2013 and 2012.

Net income for the three months ended March 31, 2013 was $25.8 million, an increase of $36.2 million compared to a net loss of $10.4 million for the three months ended March 31, 2012. This increase was primarily due to $33.3 million of gains on sales of discontinued operations recorded in the three months ended March 31, 2013.

	Three months ended March 31,		% Change 2012 to 2013
(in thousands of dollars)	2013	2012
Real estate revenue	$105,096	$102,055	3%
Other income	888	762	17%
Operating expenses	(44,858)	(43,172)	4%
Depreciation and amortization	(33,982)	(31,971)	6%
General and administrative expenses	(8,856)	(9,885)	(10%)
Provision for employee separation expenses	(1,279)	—	N/A
Project costs and other expenses	(202)	(358)	(44%)
Interest expense, net	(27,337)	(30,719)	(11%)
Equity in income of partnerships	2,452	1,993	23%

Net loss from continuing operations	(8,078)	(11,295)	(28%)
Operating results from discontinued operations	631	879	(28%)
Gains on sales of discontinued operations	33,254	—	N/A

Net income (loss)	$25,807	$(10,416)	348%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $3.0 million, or 3%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to:

•

an increase of $2.9 million in base rent, including $0.6 million associated with the July 2012 opening of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent at Willow Grove Park, Cherry Hill Mall and Jacksonville Mall;

•	an increase of $0.4 million in expense reimbursements, following increases in common area maintenance, real estate tax and utilities expenses (see “—Operating Expenses”); partially offset by

•	a decrease of $0.5 million in lease termination revenue as a result of $0.5 million received from one tenant during the three months ended March 31, 2012.

Operating Expenses

Operating expenses increased by $1.7 million, or 4%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to:

•	an increase of $1.3 million in real estate tax expense, including a $1.2 million increase at Cherry Hill Mall due to an increase in the real estate tax assessment value; and

•

an increase of $0.6 million in common area maintenance expenses, including an increase of $0.5 million in snow removal expense. Snow removal expense was higher during the three months ending March 31, 2013 due to a mild and dry winter during the three months ended March 31, 2012 across the Mid-Atlantic states where many of our properties are located.

In general, because our properties have experienced a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward expenses), we have absorbed a higher proportion of common area maintenance costs, real estate taxes and utilities expenses.

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

NOI excludes interest and other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, project costs and other expenses.

The following table presents NOI for the three months ended March 31, 2013 and 2012. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net loss determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Loss to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
(in thousands of dollars)	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Real estate revenue	$114,647	$111,178	3%	$3,230	$7,288	(56%)	$117,877	$118,466	0%
Operating expenses	(47,448)	(45,665)	4%	(1,841)	(3,678)	(50%)	(49,289)	(49,343)	0%

Net Operating Income	$67,199	$65,513	3%	$1,389	$3,610	(62%)	$68,588	$69,123	(1%)

Total NOI decreased by $0.5 million, or 1%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $2.3 million decrease in NOI from properties classified as discontinued operations offset by a $1.7 million increase in NOI from our Same Store Properties. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties. Same store NOI includes lease termination revenue of $0.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.0 million, or 6%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to:

•	an increase of $2.3 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	a decrease of $0.3 million because certain lease intangibles at two properties purchased during 2005 became fully amortized during 2012.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, or 10%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to a decrease of $0.6 million in compensation and benefit costs and a decrease of $0.4 million in other general and administrative expenses.

Provision for Employee Separation Expenses

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we expect to record a total provision for employee separation expense of $4.5 million, of which we recorded $2.6 million during the year ended December 31, 2012. We recorded an additional provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $1.1 million during the three months ended March 31, 2013 and expect to record the remaining $0.8 million during the three months ending June 30, 2013.

In 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Ronald Rubin was granted 16,000 restricted shares that had a fair value $0.3 million based on the grant date fair value of $18.28 per share and a vesting period of one year. This award is being amortized through June 7, 2013, the date on which Mr. Rubin is eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million. Also beginning on that date, any equity award with only a service component would immediately vest if Mr. Rubin were to voluntarily terminate his employment for any reason.

Interest Expense

Interest expense decreased by $3.4 million, or 11%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to a $2.9 million decrease as a result of lower applicable stated interest rates and lower weighted average debt balance and a gain on hedge ineffectiveness of $0.5 million. Our weighted average effective borrowing rate was 5.90% for the three months ended March 31, 2013 compared to 6.06% for the three months ended March 31, 2012. Our weighted average debt balance was $1,857.2 million for the three months ended March 31, 2013 compared to $2,061.8 million for the three months ended March 31, 2012.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.5 million, or 23%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to an increase in partnership revenue of $0.4 million and a $0.1 million decrease in other expenses.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre and Phillipsburg Mall that were sold in 2013 and Christiana Center that was under agreement of sale as of March 31, 2013.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

(in thousands of dollars)	Three months ended March 31,
	2013	2012
Operating results of:
Orlando Fashion Square	$150	$107
Paxton Towne Centre	(121)	334
Phillipsburg Mall	(51)	24
Christiana Center	653	414

Operating results from discontinued operations	631	879
Gains on sales of discontinued operations	33,254	—

Income from discontinued operations	$33,885	$879

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $33.3 million in the three months ended March 31, 2013 due to a $32.7 million gain on the sale of Paxton Towne Centre in January 2013 and a $0.6 million gain on the sale of Orlando Fashion Square in February 2013.

There were no gains on sales of discontinued operations in the three months ended March 31, 2012.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. NAREIT has also confirmed that impairment write downs of depreciable real estate are to be excluded from the calculation of FFO. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

FFO does not include gains and losses on sales of operating real estate assets or impairment write downs of depreciable real estate, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to FFO.

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2013 and 2012 to show the effect of provision for employee separation expense, accelerated amortization of deferred financing costs and gain on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for employee separation expense, accelerated amortization of deferred financing costs and gain on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended March 31, 2013 and 2012:

(in thousands of dollars, except per share amounts)	Three Months Ended March 31, 2013	% Change 2012 to 2013	Three Months Ended March 31, 2012
Funds from operations	$24,176	(3%)	$24,962
Provision for employee separation expenses	1,279	—	—
Accelerated amortization of deferred financing costs	914	—	—
Gain on hedge ineffectiveness	(464)	—	—

Funds from operations, as adjusted	$25,905	4%	$24,962
Funds from operations per diluted share and OP Unit	$0.41	(5%)	$0.43
Funds from operations per diluted share and OP Unit, as adjusted	$0.44	2%	$0.43

Weighted average number of shares outstanding	55,738		54,908
Weighted average effect of full conversion of OP Units	2,284		2,328
Effect of common share equivalents	706		646

Total weighted average shares outstanding, including OP Units	58,728		57,882

FFO was $24.2 million for the three months ended March 31, 2013, a decrease of $0.8 million, or 3%, compared to $25.0 million for the three months ended March 31, 2012. This decrease primarily was due to:

•	preferred dividends of $2.4 million and $1.6 million related to the Series A Preferred Shares issued in April 2012 and the Series B Preferred Shares issued in October 2012, respectively;

•	a decrease of $2.3 million in NOI related to discontinued operations; partially offset by

•	an increase of $1.7 million in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”);

•

a decrease in interest expense of $3.2 million (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates; and

•	a decrease of $0.5 million in interest expense due to a gain on hedge ineffectiveness that was recorded in interest expense.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	For the Three Months Ended March 31, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$105,096	$10,035	$2,746	$117,877
Operating expenses	(44,858)	(2,987)	(1,444)	(49,289)

Net operating income	60,238	7,048	1,302	68,588
General and administrative expenses	(8,856)	—	—	(8,856)
Provision for employee separation expense	(1,279)	—	—	(1,279)
Other income	888	—	—	888
Project costs and other expenses	(202)	—	—	(202)
Interest expense, net	(27,337)	(2,767)	(671)	(30,775)
Depreciation of non real estate assets	(226)	—	—	(226)
Preferred share dividends	(3,962)	—	—	(3,962)

Funds from operations	19,264	4,281	631	24,176
Depreciation of real estate assets	(33,756)	(1,829)	—	(35,585)
Operating results from discontinued operations	631	—	(631)	—
Gains on sales of discontinued operations	33,254	—	—	33,254
Equity in income of partnerships	2,452	(2,452)	—	—
Preferred share dividends	3,962	—	—	3,962

Net income	$25,807	$—	$—	$25,807

	For the Three Months Ended March 31, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$102,055	$9,610	$6,801	$118,466
Operating expenses	(43,172)	(2,947)	(3,224)	(49,343)

Net operating income	58,883	6,663	3,577	69,123
General and administrative expenses	(9,885)	—	—	(9,885)
Other income	762	—	—	762
Project costs and other expenses	(358)	—	—	(358)
Interest expense, net	(30,719)	(2,819)	(950)	(34,488)
Depreciation of non real estate assets	(192)	—	—	(192)

Funds from operations	18,491	3,844	2,627	24,962
Depreciation of real estate assets	(31,779)	(1,851)	(1,748)	(35,378)
Equity in income of partnerships	1,993	(1,993)	—	—
Operating results from discontinued operations	879	—	(879)	—

Net loss	$(10,416)	$—	$—	$(10,416)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first three months of 2013 were $14.5 million, based on distributions of $0.5156 per Series A Preferred Share, $0.4609 per Series B Preferred Share and $0.18 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain of our longer-term requirements, such as remaining obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions and renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2013 Revolving Facility.

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

Credit Agreements

As of March 31, 2013, our credit facility consisted of a revolving line of credit with a capacity of $250.0 million (the “Revolving Facility”) and term loans with an aggregate balance of 97.5 million (collectively, the “2010 Term Loan” and, together with the Revolving Facility, the “2010 Credit Facility”).

As of March 31, 2013, $60.0 million was outstanding under our Revolving Facility. No amounts were pledged as collateral for letters of credit, and the unused portion that was available to us was $190.0 million at March 31, 2013.

The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2013 was 3.25%. Interest expense related to the Revolving Facility was $0.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2013 and 2012 were 3.95% and 5.08%, respectively. Interest expense excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan was $2.2 million and $3.3 million for the three months ended March 31, 2013 and 2012.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.7 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. Accelerated deferred financing fee amortization associated with the 2010 Credit Facility was $0.8 million for the three months ended March 31, 2013 in connection with permanent paydowns of the 2010 Term Loan of $84.5 during the three months ended March 31, 2013.

The 2010 Credit Facility contains affirmative and negative covenants of the type customarily found in credit facilities of this nature. As of March 31, 2013, we were in compliance with all financial covenants.

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates and PREIT-RUBIN, Inc. (“PRI” and, collectively with PREIT and PREIT Associates, the “Borrower”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaces the previously existing 2010 Credit Facility. All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor as set forth in the table below. The initial rate in effect was 2.05% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550	2.05%

The unused portion of the 2013 Revolving Facility is subject to a fee of 0.30% per annum.

Certain of PREIT’s subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2013 Revolving Facility.

The Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders.

The 2013 Revolving Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, so long as the ratio does not exceed 0.60:1 for more than two consecutive quarters and such ratio has not exceeded 0.60:1 more than two times during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lender’s breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2013 Revolving Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PALP, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

The Borrower used the initial proceeds from the 2013 Revolving Facility to repay both $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the Revolving Facility. At the closing of the 2013 Revolving Facility, there was $192.5 million outstanding under the 2013 Revolving Facility.

Interest Rate Derivative Agreements

As of March 31, 2013, we had entered into nine interest rate swap agreements with a weighted average interest rate of 3.09% on a notional amount of $388.5 million maturing on various dates through January 2018, and two forward starting interest rate swap agreements that have a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of March 31, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $7.6 million. If we had breached any of the default provisions in these agreements as of March 31, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $8.5 million. We had not breached any of the provisions as of March 31, 2013.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity

2013 Activity:
February	Francis Scott Key Mall (1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall (3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall (1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018

(1)	Interest only payments.
(2)	The mortgage loan may be increased by $7.9 million based on certain tenants agreeing to open at the property.
(3)

The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. In February 2013, the unamortized balance of the mortgage loan was $33.4 million before we increased the mortgage loan by $2.1 million to bring the total amount financed to $35.5 million.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our Revolving Facility and $3.5 million of available working capital.

Mortgage Loans

Our mortgage loans, which are secured by 22 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.29% at March 31, 2013. Eight of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.60% at March 31, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.69% at March 31, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2013:

	Payments by Period
(in thousands of dollars)	Total	2013	2014-2015	2016-2017	Thereafter
Principal payments	$123,600	$12,123	$39,121	$23,282	$49,074
Balloon payments (1)	1,555,714	184,265	337,532	393,745	640,172

Total	$1,679,314	$196,388	$376,653	$417,027	$689,246

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2013 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Mortgage loans	$1,679,314	$196,388	$376,653	$417,027	$689,246
2010 Term Loan (1)	97,500	—	97,500	—	—
Revolving Facility (1)	60,000	—	60,000	—	—
Interest on indebtedness (2)	435,231	68,933	141,915	78,698	145,685
Operating leases	10,179	1,485	3,428	2,789	2,477
Ground leases	42,228	404	1,116	1,095	39,613
Development and redevelopment commitments (3)	15,788	15,788	—	—	—

Total	$2,340,240	$282,998	$680,612	$499,609	$877,021

(1)

In April 2013, we borrowed an additional $30.0 million on our 2010 Revolving Facility. Also in April 2013, we entered into the 2013 Revolving Facility and used $192.5 million of initial proceeds from this transaction to repay the then outstanding Revolving Facility balance of $95.0 million and 2010 Term Loan balance of $97.5 million. The 2013 Revolving Facility has an initial maturity date of April 17, 2016 and a variable interest rate that ranges between 1.50% and 2.05% plus LIBOR depending on our total leverage ratio.

(2)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.
(3)

The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2013, but cannot provide any assurances that changed circumstances at these projects will not delay the settlement of these obligations.

Preferred Share Dividends

Annual dividends on 4,600,000 of our 8.25% Series A Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $9.5 million.

Annual dividends on 3,450,000 of our 7.375% Series B Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $6.4 million.

CASH FLOWS

Net cash provided by operating activities totaled $12.9 million for the three months ended March 31, 2013 compared to $32.6 million for the three months ended March 31, 2012. This decrease in cash from operating activities is primarily due to working capital changes, primarily the reduction of accounts payable and accrued liabilities in the first three months of 2013.

Cash flows provided by investing activities were $117.9 million for the three months ended March 31, 2013 compared to cash flows used in investing activities of $12.4 million for the three months ended March 31, 2012. Investing activities for the first three months 2013 reflected $126.8 million in proceeds from the sales of real estate, including Paxton Towne Centre, Phillipsburg Mall, and Orlando Fashion Square. Cash flows provided by investing activities were offset by investment in construction in progress of $6.2 million and real estate improvements of $2.6 million, primarily related to ongoing improvements at our properties. Investing activities for the first three months of 2012 reflected investment in construction in progress of $7.7 million and real estate improvements of $2.3 million.

Cash flows used in financing activities were $131.2 million for the three months ended March 31, 2013 compared to cash flows used in financing activities of $15.9 million for the three months ended March 31,2012. Cash flows used in financing activities for the first three months of 2013 included a $50.0 million repayment of the mortgage loan on Paxton Towne Centre in conjunction with its sale, a $53.2 million repayment of the mortgage loan on Moorestown Mall, and a $84.5 million repayment of the 2010 Term Loan. Cash flows from financing activities also included $60.0 in net borrowings from the Revolving Facility, $18.7 million in net proceeds from the new mortgage loan on Dartmouth Mall and additional borrowings on Francis Scott Key Mall and Lycoming Mall, as well as dividends and distributions of $14.5 million, and principal installments on mortgage loans of $4.4 million. Cash flows used in financing activities for the three months ended March 31, 2012 included dividends and distributions of $8.7 million, principal installments on mortgage loans of $5.5 million and a net $65.0 million paydown of the Revolving Facility. We also received $65.8 million in proceeds from a mortgage loan on Capital City Mall in the three months ended March 31, 2012.

COMMITMENTS

As of March 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $15.8 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the 2013 Revolving Facility, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our 2013 Revolving Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to portfolio or property acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, the owners of potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt, stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2013 Revolving Facility;

•	potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill;

•	potential losses on impairment of assets that we might be required to record in connection with any dispositions of assets;

•	recent changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2012, in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2013, our consolidated debt portfolio consisted primarily of $97.5 million borrowed under our 2010 Term Loan, which bore interest at a weighted average interest rate of 3.25%, $60.0 million borrowed under our Revolving Facility, which bore interest at a rate of 3.25% and $1,679.3 million in fixed and variable rate mortgage loans.

Our mortgage loans, which are secured by 22 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.29% at March 31, 2013. Eight of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.60% at March 31, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.69% at March 31, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2013	$10,980	5.52%	$185,408		2.36%
2014	$82,903	5.87%	$159,090	(2)	3.23%
2015	$290,505	5.75%	$1,655		2.67%
2016	$230,120	5.38%	$25,726		2.34%
2017 and thereafter	$679,677	5.20%	$170,750		3.10%

(1)	Based on the weighted average interest rates in effect as of March 31, 2013.
(2)

Includes 2010 Term Loan borrowings of $97.5 million with a weighted average interest rate of 3.25% and Revolving Facility borrowings of $60.0 million with a weighted average interest rate of 3.25% as of March 31, 2013.

As of March 31, 2013, we had $542.6 million of variable rate debt. Also, as of March 31, 2013, we had entered into nine interest rate swap agreements with an aggregate weighted average interest rate of 3.09% on a notional amount of $388.5 million maturing on various dates through January 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018. We entered into these interest rate swap agreements in order to hedge the interest payments associated with the 2010 Credit Facility and our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2013 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $68.9 million at March 31, 2013. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $71.5 million at March 31, 2013. Based on the variable rate debt included in our debt portfolio at March 31, 2013, a 100 basis point increase in interest rates would have resulted in an additional $1.5 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.5 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following:

If we are unable to comply with the covenants in our 2013 Revolving Facility, we might be adversely affected.

The 2013 Revolving Facility requires us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, fixed charge coverage, tangible net worth, interest coverage and unencumbered debt yield. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the 2013 Revolving Facility generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our 2013 Revolving Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue property acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, manage our cash flows, repurchase securities, make capital expenditures, or make distributions to shareholders.

An inability to comply with these covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our 2013 Revolving Facility, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured debt financing, private or public offerings of debt securities or additional equity financings. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2013 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2013	—	—	—	$—
February 1—February 28, 2013	126,126	$19.17	—	—
March 1—March 31, 2013	—	—	—	—

Total	126,126	$19.17	—	$—

On March 26, 2013, we issued 20,000 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates, L.P. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

On February 13, 2013, we issued 20,729 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates, L.P. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 6.	EXHIBITS.

10.1	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer.

10.2	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Financial Officer.

10.3	Form of Annual Incentive Compensation Opportunity Award for the Company’s Vice Chairman.

10.4	Form of Annual Incentive Compensation Opportunity Award for the Company’s Executive Vice Presidents.

10.5	2013-2015 Restricted Share Unit Program.

10.6	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

10.7	Separation of Employment Agreement and General Release, dated October 15, 2013, by and between Pennsylvania Real Estate Investment Trust, PREIT Services, LLC and Edward Glickman.

10.8	Credit Agreement dated as of April 17, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust and the financial institutions party thereto.

10.9	Guaranty dated as of April 17, 2013 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 26, 2013
	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

10.1*	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Executive Officer.

10.2*	Form of Annual Incentive Compensation Opportunity Award for the Company’s Chief Financial Officer.

10.3*	Form of Annual Incentive Compensation Opportunity Award for the Company’s Vice Chairman.

10.4*	Form of Annual Incentive Compensation Opportunity Award for the Company’s Executive Vice Presidents.

10.5*	2013-2015 Restricted Share Unit Program.

10.6*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

10.7*	Separation of Employment Agreement and General Release, dated October 15, 2013, by and between Pennsylvania Real Estate Investment Trust, PREIT Services, LLC and Edward Glickman .

10.8*	Credit Agreement dated as of April 17, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust and the financial institutions party thereto.

10.9*	Guaranty dated as of April 17, 2013 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the three months ended March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	filed herewith
**	furnished herewith
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.