Form 10-Q
period 2013-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2013-07-26
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-6300
  ____________________________________________________
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)
  ____________________________________________________

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Broad Street Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (215) 875-0700
____________________________________________________
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at July 22, 2013: 68,146,543

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,465,804	$3,395,681
Construction in progress	74,673	68,619
Land held for development	12,649	13,240
Total investments in real estate	3,553,126	3,477,540
Accumulated depreciation	(971,715)	(907,928)
Net investments in real estate	2,581,411	2,569,612
INVESTMENTS IN PARTNERSHIPS, at equity:	15,193	14,855
OTHER ASSETS:
Cash and cash equivalents	17,525	33,990
Tenant and other receivables (net of allowance for doubtful accounts of $13,955 and $14,042 at June 30, 2013 and December 31, 2012, respectively)	32,482	38,473
Intangible assets (net of accumulated amortization of $14,403 and $14,940 at June 30, 2013 and December 31, 2012, respectively)	10,789	8,673
Deferred costs and other assets	92,643	97,399
Assets held for sale	29,956	114,622
Total assets	$2,779,999	$2,877,624
LIABILITIES:
Mortgage loans payable	$1,619,155	$1,718,052
Term Loan	—	182,000
Revolving Facility	35,000	—
Tenants’ deposits and deferred rent	9,997	14,862
Distributions in excess of partnership investments	64,000	64,874
Fair value of derivative instruments	3,056	9,742
Liabilities on assets held for sale	50,275	102,417
Accrued expenses and other liabilities	64,884	72,448
Total liabilities	1,846,367	2,164,395
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of June 30, 2013 and December 31, 2012; liquidation preference of $115,000	$46	$46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of June 30, 2013 and December 31, 2012; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,146 shares at June 30, 2013 and 56,331 shares at December 31, 2012	68,146	56,331
Capital contributed in excess of par	1,461,487	1,247,730
Accumulated other comprehensive loss	(9,419)	(20,867)
Distributions in excess of net income	(622,853)	(608,634)
Total equity—Pennsylvania Real Estate Investment Trust	897,442	674,641
Noncontrolling interest	36,190	38,588
Total equity	933,632	713,229
Total liabilities and equity	$2,779,999	$2,877,624

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
REVENUE:
Real estate revenue:
Base rent	$70,274	$67,141	$139,884	$133,892
Expense reimbursements	31,163	29,691	62,269	60,393
Percentage rent	584	509	1,576	1,405
Lease termination revenue	91	769	244	1,420
Other real estate revenue	2,901	3,088	5,766	5,763
Total real estate revenue	105,013	101,198	209,739	202,873
Other income	1,395	884	2,283	1,645
Total revenue	106,408	102,082	212,022	204,518
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,155)	(33,332)	(70,599)	(66,908)
Utilities	(5,140)	(5,651)	(10,259)	(10,887)
Other operating expenses	(4,095)	(4,616)	(8,020)	(8,596)
Total operating expenses	(44,390)	(43,599)	(88,878)	(86,391)
Depreciation and amortization	(35,451)	(31,573)	(69,432)	(63,545)
Other expenses:
General and administrative expenses	(9,606)	(10,240)	(18,462)	(20,124)
Provision for employee separation expense	(1,035)	(796)	(2,314)	(796)
Project costs and other expenses	(198)	(39)	(400)	(397)
Total other expenses	(10,839)	(11,075)	(21,176)	(21,317)
Interest expense, net	(27,689)	(30,815)	(55,027)	(61,533)
Total expenses	(118,369)	(117,062)	(234,513)	(232,786)
Loss before equity in income of partnerships and discontinued operations	(11,961)	(14,980)	(22,491)	(28,268)
Equity in income of partnerships	2,283	1,952	4,736	3,945
Loss from continuing operations	(9,678)	(13,028)	(17,755)	(24,323)
Discontinued operations:
Operating results from discontinued operations	669	627	1,299	1,506
Gains on sales of discontinued operations	—	—	33,254	—
Income from discontinued operations	669	627	34,553	1,506
Net (loss) income	(9,009)	(12,401)	16,798	(22,817)
Less: net loss (income) attributable to noncontrolling interest	314	513	(691)	932
Net (loss) income attributable to PREIT	(8,695)	(11,888)	16,107	(21,885)
Less: dividends on preferred shares	(3,962)	(1,845)	(7,924)	(1,845)
Net (loss) income attributable to PREIT common shareholders	$(12,657)	$(13,733)	$8,183	$(23,730)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss from continuing operations	$(9,678)	$(13,028)	$(17,755)	$(24,323)
Noncontrolling interest	336	537	651	992
Dividends on preferred shares	(3,962)	(1,845)	(7,924)	(1,845)
Dividends on unvested restricted shares	(103)	(128)	(211)	(189)
Loss from continuing operations used to calculate earnings per share—basic and diluted	$(13,407)	$(14,464)	$(25,239)	$(25,365)
Income from discontinued operations	$669	$627	$34,553	$1,506
Noncontrolling interest	(22)	(24)	(1,342)	(60)
Income from discontinued operations used to calculate earnings per share—basic and diluted	$647	$603	$33,211	$1,446
Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.21)	$(0.26)	$(0.42)	$(0.46)
Income from discontinued operations	0.01	0.01	0.55	0.03
	$(0.20)	$(0.25)	$0.13	$(0.43)
(in thousands of shares)
Weighted average shares outstanding—basic	63,540	55,143	59,661	55,026
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	63,540	55,143	59,661	55,026
_________________________

(1)
The Company had net losses from continuing operations for all periods presented. Therefore, the effects of common share equivalents of 727 and 1,007 for the three months ended June 30, 2013 and 2012, respectively, and 780 and 947 for the six months ended June 30, 2013 and 2012, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
Comprehensive income (loss):
Net (loss) income	$(9,009)	$(12,401)	$16,798	$(22,817)
Unrealized gain on derivatives	5,917	2,825	8,096	4,276
Amortization of (gains) losses of settled swaps	3,577	207	3,782	509
Total comprehensive income (loss)	485	(9,369)	28,676	(18,032)
Less: comprehensive (income) loss attributable to noncontrolling interest	(23)	389	(1,121)	738
Comprehensive income (loss) attributable to PREIT	$462	$(8,980)	$27,555	$(17,294)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended
June 30, 2013
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2012	$713,229	$46	$35	$56,331	$1,247,730	$(20,867)	$(608,634)	$38,588
Net income	16,798	—	—	—	—	—	16,107	691
Comprehensive income	11,878	—	—	—	—	11,448	—	430
Common shares issued in 2013 public offering, net	220,300	—	—	11,500	208,800	—	—	—
Shares issued upon redemption of Operating Partnership units	—	—	—	165	2,275	—	—	(2,440)
Shares issued under employee compensation plans, net of shares retired	(1,590)	—	—	150	(1,740)	—	—	—
Amortization of deferred compensation	4,422	—	—	—	4,422	—	—	—
Distributions paid to common shareholders ($0.36 per share)	(22,402)	—	—	—	—	—	(22,402)	—
Distributions paid to Series A preferred shareholders ($1.0312 per share)	(4,744)	—	—	—	—	—	(4,744)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	(3,180)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.36 per unit)	(813)	—	—	—	—	—	—	(813)
Other distributions to noncontrolling interests, net	(266)	—	—		—	—	—	(266)
Balance June 30, 2013	$933,632	$46	$35	$68,146	$1,461,487	$(9,419)	$(622,853)	$36,190

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,798	$(22,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65,430	62,860
Amortization	6,995	8,175
Straight-line rent adjustments	(757)	(326)
Provision for doubtful accounts	1,103	1,420
Amortization of deferred compensation	4,422	4,691
Loss on hedge ineffectiveness	2,693	—
Gains on sales of real estate	(33,254)	—
Equity in income of partnerships, net of distributions	(1,623)	—
Change in assets and liabilities:
Net change in other assets	10,330	8,563
Net change in other liabilities	(14,372)	460
Net cash provided by operating activities	57,765	63,026
Cash flows from investing activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(60,879)	—
Additions to construction in progress	(13,775)	(19,724)
Investments in real estate improvements	(11,224)	(10,190)
Cash proceeds from sales of real estate	126,895	—
Additions to leasehold improvements	(145)	(422)
Investments in partnerships	(166)	(3,598)
Capitalized leasing costs	(2,722)	(2,501)
Increase in cash escrows	(470)	(7,779)
Cash distributions from partnerships in excess of equity in income	577	1,672
Net cash provided by (used in) investing activities	38,091	(42,542)
Cash flows from financing activities:
Net proceeds from issuance of common shares	220,300	—
Net proceeds from issuance of preferred shares	—	110,750
Repayment of Term Loan	(182,000)	—
Net borrowing from (repayment of) Revolving Facility	35,000	(30,000)
Repayment of Exchangeable Notes	—	(136,900)
Proceeds from mortgage loans	76,692	65,750
Principal installments on mortgage loans	(8,447)	(11,120)
Repayment of mortgage loans	(217,524)	(4,000)
Payment of deferred financing costs	(3,613)	(721)
Dividends paid to common shareholders	(22,402)	(17,276)
Dividends paid to preferred shareholders	(7,924)	(1,449)
Distributions paid to Operating Partnership unit holders	(813)	(717)
Shares of beneficial interest issued, net of shares issued	828	539
Shares retired under equity incentive plans, net of shares issued	(2,418)	(2,556)
Net cash used in financing activities	(112,321)	(27,700)
Net change in cash and cash equivalents	(16,465)	(7,216)
Cash and cash equivalents, beginning of period	33,990	21,798
Cash and cash equivalents, end of period	$17,525	$14,582

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2013, our portfolio consisted of a total of 46 properties in 13 states, including 36 shopping malls, seven strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” We have entered into an agreement to sell one power center that is classified as held for sale and have recorded the results of this property, as well as the results of three properties sold in the six months ended June 30, 2013, as “discontinued operations.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2013, we held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2013, the total amount that would have been distributed would have been $40.3 million, which is calculated using our June 28, 2013 closing price on the New York Stock Exchange of $18.88 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,136,202 as of June 30, 2013.

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

New Accounting Developments

In 2013, we adopted new accounting requirements relating to the presentation of comprehensive income. The new accounting requirements mandate disclosure about items reclassified out of accumulated other comprehensive income and into net income, and makes reference to other disclosures about items that are not reclassified in their entirety into net income. The adoption of these new accounting requirements did not have a material effect on our financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2013 and December 31, 2012 were comprised of the following:

(in thousands of dollars)	As of June 30, 2013	As of December 31, 2012
Buildings, improvements and construction in progress	$3,058,793	$2,996,301
Land, including land held for development	494,333	481,239
Total investments in real estate	3,553,126	3,477,540
Accumulated depreciation	(971,715)	(907,928)
Net investments in real estate	$2,581,411	$2,569,612

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
Development/Redevelopment Activities:
Salaries and benefits	$136	$349	$313	$482
Real estate taxes	—	92	—	485
Interest	213	557	289	1,105
Leasing Activities:
Salaries, commissions and benefits	1,185	1,176	2,722	2,501

Acquisitions

In April 2013, we acquired a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions

The table below presents our dispositions since January 1, 2013:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price (in millions of dollars)	Gain (in millions of dollars)
2013 Activity:
January	Phillipsburg Mall, Phillipsburg, New Jersey (1)	Mall	9.8%	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania (2)	Power center	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida (3)	Mall	9.8%	35.0	0.6
_________________________

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

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Paxton Towne Centre and Christiana Center, a power center that was under agreement of sale as of June 30, 2013.

The following table summarizes revenue and expense information for the three and six months ended June 30, 2013 and 2012 for our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate revenue	$1,429	$6,643	$4,172	$13,432
Expenses:
Operating expenses	(173)	(3,209)	(1,614)	(6,422)
Depreciation and amortization	—	(1,827)	—	(3,574)
Interest expense	(587)	(980)	(1,259)	(1,930)
Total expenses	(760)	(6,016)	(2,873)	(11,926)
Operating results from discontinued operations	669	627	1,299	1,506
Gains on sales of discontinued operations	—	—	33,254	—
Income from discontinued operations	$669	$627	$34,553	$1,506

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2013 and December 31, 2012:

(in thousands of dollars)	As of June 30, 2013	As of December 31, 2012
ASSETS:
Investments in real estate, at cost:
Operating properties	$415,018	$414,515
Construction in progress	2,687	2,003
Total investments in real estate	417,705	416,518
Accumulated depreciation	(163,474)	(157,361)
Net investments in real estate	254,231	259,157
Cash and cash equivalents	12,144	9,833
Deferred costs and other assets, net	18,090	18,605
Total assets	284,465	287,595
LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	402,046	405,297
Other liabilities	6,672	9,130
Total liabilities	408,718	414,427
Net deficit	(124,253)	(126,832)
Partners’ share	(66,489)	(67,735)
PREIT’s share	(57,764)	(59,097)
Excess investment (1)	8,957	9,078
Net investments and advances	$(48,807)	$(50,019)

Investment in partnerships, at equity	$15,193	$14,855
Distributions in excess of partnership investments	(64,000)	(64,874)
Net investments and advances	$(48,807)	$(50,019)
_________________________

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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate revenue	$19,561	$18,686	$39,788	$38,063
Expenses:
Operating expenses	(5,735)	(5,325)	(11,737)	(11,252)
Interest expense	(5,568)	(5,645)	(11,117)	(11,299)
Depreciation and amortization	(3,534)	(3,590)	(7,106)	(7,201)
Total expenses	(14,837)	(14,560)	(29,960)	(29,752)
Net income	4,724	4,126	9,828	8,311
Less: Partners’ share	(2,339)	(2,067)	(4,885)	(4,154)
PREIT’s share	2,385	2,059	4,943	4,157
Amortization of excess investment	(102)	(107)	(207)	(212)
Equity in income of partnerships	$2,283	$1,952	$4,736	$3,945

4. FINANCING ACTIVITY

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. All capitalized terms used in this note 4 and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of June 30, 2013, $35.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $365.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of June 30, 2013 was 2.24%. Interest expense related to the 2013 Revolving Facility was $0.8 million for the three months ended June 30, 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for the three months ended June 30, 2013.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at June 30, 2013 was 2.05% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

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

The 2013 Revolving Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, so long as the ratio does not exceed 0.60:1 for more than two consecutive quarters and such ratio has not exceeded 0.60:1 more than two times during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12)maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders' breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2013 Revolving Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

As of June 30, 2013, we were in compliance with all such financial covenants.

The Borrower used the initial proceeds from the 2013 Revolving Facility to repay both $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the 2010 Revolving Facility. At the closing of the 2013 Revolving Facility, there was $192.5 million outstanding under the 2013 Revolving Facility.

2010 Credit Facility

Prior to April 17, 2013, our credit facility consisted of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).

Interest expense related to the 2010 Revolving Facility was $0.1 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended June 30, 2013 and 2012 were 3.80% and 4.99%, respectively. Interest expense, excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan, was $0.1 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.1 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. Accelerated deferred financing fee amortization was $0.1 million in the three months ended June 30, 2013 and $0.9 million for the six months ended June 30, 2013. The accelerated deferred financing fee amortization for the six months ended June 30, 2013 included $0.8 million in connection with permanent paydowns of the 2010 Term Loan of $84.5 million in January and February 2013, and $0.1 million in connection with the $97.5 million final permanent paydown of the 2010 Term Loan in April 2013.

Mortgage Loans

The carrying value and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,619.2	$1,607.3	$1,718.1	$1,739.7

The mortgage loans contain various customary default provisions. As of June 30, 2013, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall (3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall (1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
_________________________

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million based on certain prescribed conditions.

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

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.5 million of available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 million from our 2013 Revolving Facility and $21.3 million from available working capital. See note 7 for additional information on the $2.9 million loss on hedge ineffectiveness that was recorded during the three months ended June 30, 2013 in connection with this transaction.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $51.1 million (net of capitalized interest of $0.3 million) and $58.9 million (net of capitalized interest of $1.1 million) for the six months ended June 30, 2013 and 2012, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $18.6 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Provision for Employee Separation Expense

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we recorded a total provision for employee separation expense of $4.5 million. We recorded provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $0.8 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively. We recorded a total of $2.6 million during the year ended December 31, 2012.

In 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Ronald Rubin was granted 16,000 restricted shares that had a fair value of $0.3 million based on the grant date fair value of $18.28 per share and a vesting period of one year. This award was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million.

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in former President and Chief Operating Officer Edward Glickman's employment agreement were triggered that caused us to record a provision for employee separation expense. We recorded $0.5 million of employee separation expense related to Mr. Glickman in the three and six months ended June 30, 2012.

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

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under applicable accounting authority as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” In the three and six months ended June 30, 2013, we recorded a net loss on hedge ineffectiveness of $3.2 million and $2.7 million, respectively. In connection with the repayment of the mortgage loan on Jacksonville Mall in May 2013, we recorded hedge ineffectiveness of $2.9 million relating to a forward starting swap that was cash settled in 2008. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from accumulated other comprehensive loss to interest expense. No gain or loss on hedge ineffectiveness was recorded during the three and six months ended June 30, 2012. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in "Deferred costs and other assets" and liabilities are recorded in “Fair value of derivative instruments.”

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $4.5 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps

As of June 30, 2013, we had entered into nine interest rate swap agreements with a weighted average interest rate of 3.05% on a notional amount of $367.0 million maturing on various dates through January 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of June 30, 2013, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $1.6 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated liabilities are reflected in “Accrued expenses and other liabilities” and the net unrealized loss is reflected in “Accumulated other comprehensive income (loss)” in the accompanying balance sheets. Accumulated other comprehensive loss as of June 30, 2013 includes a net loss of $5.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap and forward starting swap derivative instruments at June 30, 2013 and December 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at June 30, 2013 (1)	Fair Value at December 31, 2012 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$60.0	N/A	(0.2)	1.74%		March 11, 2013
200.0	N/A	(1.0)	2.96%		March 11, 2013
40.0	N/A	(0.1)	1.82%		March 11, 2013
65.0	(0.5)	(1.5)	3.60%		September 9, 2013
68.0	(0.5)	(1.6)	3.69%		September 9, 2013
35.0	(0.2)	(1.4)	3.73%		September 9, 2013
55.0	(0.6)	(1.3)	2.90%		November 29, 2013
48.0	(0.5)	(1.2)	2.90%		November 29, 2013
25.0	(0.3)	(0.5)	1.10%		July 31, 2016
28.1	(0.5)	(0.9)	1.38%		January 2, 2017
35.3	0.3	N/A	3.72%		December 1, 2017
7.6	0.1	N/A	1.00%		January 1, 2018
Forward Starting Interest Rate Swaps
48.0	0.5	N/A	1.12%	December 1, 2013	January 1, 2018
55.0	0.6	N/A	1.12%	December 1, 2013	January 1, 2018
	$(1.6)	$(9.7)
_________________________

(1)
As of June 30, 2013 and December 31, 2012, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of June 30, 2013 and December 31, 2012, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and our share of our partnerships statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$9.7	$(1.5)	$7.6	$(3.6)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$3.0	$4.5	$7.0	$8.4	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(3.2)	$—	$(2.7)	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2013, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in us being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.6 million. If we had breached any of the default provisions in these agreements as of June 30, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $2.3 million. We had not breached any of these provisions as of June 30, 2013.

8. EQUITY OFFERING
2013 Common Share Offering
In May 2013, we issued 11,500,000 common shares in a public offering at $20.00 per share. We received net proceeds from the offering of $220.3 million after deducting payment of the underwriting discount of $0.80 per share and offering expenses. We used a portion of the net proceeds from this offering to repay all $192.5 million of then-outstanding borrowings under the 2013 Revolving Facility.

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

We currently own interests in 46 retail properties, of which 42 are operating properties, three are development properties and one is classified as held for sale. The 42 operating properties that are classified in continuing operations include 36 enclosed malls and six strip and power centers, have a total of 31.0 million square feet and operate in 12 states. We and partnerships in which we own an interest owned 24.0 million square feet at these properties (excluding space owned by anchors).

There are 35 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 26.4 million square feet, of which we own 20.9 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

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

Net loss for the three months ended June 30, 2013 was $9.0 million, a decrease of $3.4 million compared to a net loss of $12.4 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease of $3.1 million in interest expense and an increase of $3.0 million in net operating income from consolidated properties, partially offset by a $3.9 million increase in depreciation and amortization expenses.

Net income for the six months ended June 30, 2013 was $16.8 million, an increase of $39.6 million compared to a net loss of $22.8 million for the six months ended June 30, 2012. This increase was primarily due to a $33.3 million gain on sale of discontinued operations in connection with the sales of Orlando Fashion Square, Paxton Towne Centre and Phillipsburg Mall and a $6.5 million decrease in interest expense, partially offset by an increase of $5.9 million in depreciation and amortization expenses.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of June 30, 2013, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 43 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50%

interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement and ground up development projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $74.7 million as of June 30, 2013.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of June 30, 2013, we had incurred $54.0 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the property classified as held for sale and the properties included in discontinued operations) as of June 30, 2013 and 2012:

	Occupancy(1) as of June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2013	2012	2013	2012	2013	2012
Retail portfolio weighted average:
Total excluding anchors	89.5%	87.1%	94.1%	93.1%	89.9%	88.1%
Total including anchors	93.1%	91.5%	95.8%	95.1%	93.3%	91.9%
Malls weighted average:
Total excluding anchors	89.1%	87.2%	95.9%	92.5%	89.6%	87.6%
Total including anchors	93.0%	91.5%	97.2%	94.9%	93.2%	91.7%
Strip and power centers weighted average	85.7%	80.4%	94.9%	95.2%	94.5%	94.5%
_________________________

(1)	Occupancy for both periods presented includes all tenants irrespective of the term of their agreements.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three and six months ended June 30, 2013:

			Average Gross Rent psf		Increase (Decrease) in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases:(3)
1st Quarter	33	95,895	N/A	$39.60	$39.60	N/A	$7.82
2nd Quarter	53	144,481	N/A	39.73	39.73	N/A	7.36
Total/Average	86	240,376	N/A	$39.68	$39.68	N/A	$7.54

Renewal - non-anchor tenants 10,000 square feet and under:(4)
1st Quarter	73	216,780	$35.21	$36.93	$1.72	4.9%	$0.04
2nd Quarter	107	249,256	34.98	36.81	1.83	5.2%	—
Total/Average	180	466,036	$35.09	$36.87	$1.78	5.1%	$0.02

Renewal - non-anchor tenants greater than 10,000 square feet:(4)
1st Quarter	1	11,521	$7.49	$7.23	$(0.26)	(3.5)%	$—
2nd Quarter	1	20,308	7.60	15.43	7.83	103.0%	—
Total/Average	2	31,829	$7.56	$12.46	$4.90	64.8%	$—

Anchor Renewal:
1st Quarter	1	83,835	$8.58	$9.10	$0.52	6.1%	$—
2nd Quarter	4	374,700	3.59	3.23	(0.36)	(9.9)%	—
Total/Average	5	458,535	$4.50	$4.30	$(0.20)	(4.3)%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes expansions and lease extensions.

As of June 30, 2013, for non-anchor leases, the average gross rent per square foot as of the expiration date was $35.20 for the renewing leases in “Holdover” status and $30.74 for leases expiring in 2013.

Overview

The following information sets forth our results of operations for the three and six months ended June 30, 2013 and 2012.

Net loss for the three months ended June 30, 2013 was $9.0 million, a decrease of $3.4 million compared to a net loss of $12.4 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease of $3.1 million in interest expense and an increase of $3.0 million in net operating income from consolidated properties, partially offset by a $3.9 million increase in depreciation and amortization expenses.

Net income for the six months ended June 30, 2013 was $16.8 million, an increase of $39.6 million compared to a net loss of $22.8 million for the six months ended June 30, 2012. This increase was primarily due to a $33.3 million gain on sale of discontinued operations in connection with the sales of Orlando Fashion Square, Paxton Towne Centre and Phillipsburg Mall and a $6.5 million decrease in interest expense, partially offset by an increase of $5.9 million in depreciation and amortization expenses.

	Three Months Ended June 30,		% Change 2012 to 2013	Six Months Ended June 30,		% Change 2012 to 2013
(in thousands of dollars)	2013	2012		2013	2012
Real estate revenue	105,013	101,198	4%	209,739	202,873	3%
Other income	1,395	884	58%	2,283	1,645	39%
Operating expenses	(44,390)	(43,599)	2%	(88,878)	(86,391)	3%
Depreciation and amortization	(35,451)	(31,573)	12%	(69,432)	(63,545)	9%
General and administrative expenses	(9,606)	(10,240)	(6)%	(18,462)	(20,124)	(8)%
Provision for employee separation expense	(1,035)	(796)	30%	(2,314)	(796)	191%
Project costs and other expenses	(198)	(39)	408%	(400)	(397)	1%
Interest expense, net	(27,689)	(30,815)	(10)%	(55,027)	(61,533)	(11)%
Equity in income of partnerships	2,283	1,952	17%	4,736	3,945	20%
Net loss from continuing operations	(9,678)	(13,028)	(26)%	(17,755)	(24,323)	(27)%
Operating results from discontinued operations	669	627	7%	1,299	1,506	(14)%
Gains on sales of discontinued operations	—	—	N/A	33,254	—	N/A
Net (loss) income	(9,009)	(12,401)	(27)%	16,798	(22,817)	(174)%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $3.8 million, or 4%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to:

•
an increase of $3.1 million in base rent, including $1.2 million related to the April 2013 acquisition of 907 Market Street and $0.6 million associated with the July 2012 lease commencement date of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall, Plymouth Meeting Mall and Jacksonville Mall;

•	an increase of $1.5 million in expense reimbursements, following increases in common area maintenance and real estate tax expenses (see “—Operating Expenses”); partially offset by

•	a decrease of $0.7 million in lease termination revenue as a result of $0.6 million received from two tenants during the three months ended June 30, 2012.

Real estate revenue increased by $6.9 million, or 3%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to:

•
an increase of $6.0 million in base rent, including $1.2 million related to the April 2013 acquisition of 907 Market Street and $1.2 million associated with the July 2012 lease commencement date of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall, Plymouth Meeting Mall and Jacksonville Mall;

•	an increase of $1.9 million in expense reimbursements, following increases in common area maintenance and real estate tax expenses (see “—Operating Expenses”); partially offset by

•	a decrease of $1.2 million in lease termination revenue as a result of $1.1 million received from three tenants during the six months ended June 30, 2012.

Operating Expenses

Operating expenses increased by $0.8 million, or 2%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to:

•	an increase of $1.4 million in real estate tax expense, including a $1.2 million increase at Cherry Hill Mall due to an increase in the real estate tax assessment value;

•
an increase of $0.4 million in common area maintenance expenses, including increases of $0.2 million related to the April 2013 acquisition of 907 Market Street and $0.1 million in housekeeping expense as a result of stipulated contractual increases; partially offset by

•	a decrease of $0.5 million in non-common area utility expense due to lower electric rates as a result of alternate supplier contracts executed over the past 12 months.

Operating expenses increased by $2.5 million, or 3%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to:

•	an increase of $2.7 million in real estate tax expense, including a $2.4 million increase at Cherry Hill Mall due to an increase in the real estate tax assessment value;

•
an increase of $1.0 million in common area maintenance expenses, including increases of $0.2 million related to the April 2013 acquisition of 907 Market Street and $0.5 million in snow removal expense. Snow removal expense was higher during the six months ending June 30, 2013 due to a mild and dry winter during the six months ended June 30, 2012 across the Mid-Atlantic states where many of our properties are located; partially offset by

•	a decrease of $0.6 million in non-common area utility expense due to lower electric rates as a result of alternate supplier contracts executed over the past 12 months.

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

The following table presents NOI for the three and six months ended June 30, 2013 and 2012. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net loss determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands of dollars)	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Real estate revenue	$112,952	$109,964	3%	$3,175	$7,124	(55)%	$116,127	$117,088	(1)%
Operating expenses	(46,297)	(45,761)	1%	(1,093)	(3,685)	(70)%	(47,390)	(49,446)	(4)%
Net Operating Income	$66,655	$64,203	4%	$2,082	$3,439	(39)%	$68,737	$67,642	2%

Total NOI increased by $1.1 million, or 2%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a $2.5 million increase in NOI from our Same Store properties and a $1.0 million increase in NOI from 907 Market Street, which was acquired in April 2013, partially offset by a $2.2 million decrease in NOI from properties classified as discontinued operations. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties. Same Store NOI includes lease termination revenue of $0.1 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively.

	Same Store			Non Same Store			Total
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands of dollars)	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Real estate revenue	$227,213	$220,745	3%	$6,402	$14,398	(56)%	$233,615	$235,143	(1)%
Operating expenses	(93,359)	(91,030)	3%	(2,931)	(7,348)	(60)%	(96,290)	(98,378)	(2)%
Net Operating Income	$133,854	$129,715	3%	$3,471	$7,050	(51)%	$137,325	$136,765	—%

Total NOI increased by $0.6 million, or 0%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a $4.1 million increase in NOI from our Same Store properties and a $1.0 million increase in NOI from 907 Market Street, which was acquired in April 2013, partially offset by a $4.5 million decrease in NOI from properties classified as discontinued operations. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties. Same Store NOI includes lease termination revenue of $0.3 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.9 million, or 12%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to:

•	an increase of $1.0 million associated with the April 2013 acquisition of 907 Market Street; and

•	an increase of $2.9 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties.

Depreciation and amortization expense increased by $5.9 million, or 9%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to:

•	an increase of $1.0 million associated with the April 2013 acquisition of 907 Market Street;

•	an increase of $5.2 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; partially offset by

•	a decrease of $0.3 million because certain lease intangibles at two properties purchased during 2005 became fully amortized during 2012.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 6%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was primarily due to a decrease of $0.6 million in executive compensation and benefit costs.

General and administrative expenses decreased by $1.7 million, or 8%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was primarily due to a decrease of $1.2 million in executive compensation and benefit costs and a decrease of $0.5 million in other general and administrative expenses.

Provision for Employee Separation Expenses

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we recorded a total provision for employee separation expense of $4.5 million. We recorded provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $0.8 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively. We recorded a total of $2.6 million during the year ended December 31, 2012.

In 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Ronald Rubin was granted 16,000 restricted shares that had a fair value of $0.3 million based on the grant date fair value of $18.28 per share and a vesting period of one year. This award was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million.

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in former President and Chief Operating Officer Edward Glickman's employment agreement were triggered that caused us to record a provision for employee separation expense. We recorded $0.5 million of employee separation expense related to Mr. Glickman in the three and six months ended June 30, 2012.

Interest Expense

Interest expense decreased by $3.1 million, or 10%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was primarily due to a $6.3 million decrease as a result of lower applicable stated interest rates and a lower weighted average debt balance, partially offset by a net loss on hedge ineffectiveness of $3.2 million, which was primarily due to $2.9 million of hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the repayment of the mortgage loan on Jacksonville Mall in May 2013. Our weighted average effective borrowing rate was 5.63% for the three months ended June 30, 2013 compared to 6.17% for the three months ended June 30, 2012. Our weighted average debt balance was $1,756.8 million for the three months ended June 30, 2013 compared to $2,032.9 million for the three months ended June 30, 2012. The decrease in our weighted average debt balance is primarily due to the application of the net proceeds of our two preferred share issuances in 2012 and our common share issuance in April 2013.

Interest expense decreased by $6.5 million, or 11%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was primarily due to a $10.2 million decrease as a result of lower applicable stated interest rates and lower weighted average debt balance, partially offset by a net loss on hedge ineffectiveness of $2.7 million, which was primarily due to $2.9 million of hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the repayment of the mortgage loan on Jacksonville Mall in May 2013, and a $1.0 million increase in accelerated amortization of deferred financing costs related to the payoff of our 2010 Credit Facility. Our weighted average effective borrowing rate was 5.84% for the six months ended June 30, 2013 compared to 6.12% for the six months ended June 30, 2012. Our weighted average debt balance was $1,802.7 million for the six months ended June 30, 2013 compared to $2,045.6 million for the six months ended June 30, 2012. The decrease in our weighted average debt balance is primarily due to the application of the net proceeds of our two preferred share issuances in 2012 and our common share issuance in April 2013.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre and Phillipsburg Mall that were sold in 2013 and Christiana Center that was under an agreement of sale as of June 30, 2013.
Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

(in thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating results of:
Christiana Center	$669	$423	$1,321	$838
Orlando Fashion Square	—	79	150	186
Paxton Towne Centre	—	184	(121)	518
Phillipsburg Mall	—	(59)	(51)	(36)
Operating results from discontinued operations	669	627	1,299	1,506
Gains on sales of discontinued operations	—	—	33,254	—
Income from discontinued operations	$669	$627	$34,553	$1,506

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $33.3 million in the six months ended June 30, 2013 due to a $32.7 million gain on the sale of Paxton Towne Centre in January 2013 and a $0.6 million gain on the sale of Orlando Fashion Square in February 2013.

There were no gains on sales of discontinued operations in the three and six months ended June 30, 2012.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2013 and 2012 to show the effect of provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for employee separation expense, accelerated amortization of deferred financing costs and gain on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended June 30, 2013 and 2012:

(in thousands of dollars, except per share amounts)	Three Months Ended June 30, 2013	% Change 2012 to 2013	Three Months Ended June 30, 2012
Funds from operations	$23,967	15%	$20,838
Provision for employee separation expense	1,035	30%	796
Accelerated amortization of deferred financing costs	112	N/A	—
Loss on hedge ineffectiveness	3,146	N/A	—
Funds from operations, as adjusted	$28,260	31%	$21,634
Funds from operations per diluted share and OP Unit	$0.36	—%	$0.36
Funds from operations per diluted share and OP Unit, as adjusted	$0.42	14%	$0.37

Weighted average number of shares outstanding	63,540		55,143
Weighted average effect of full conversion of OP Units	2,228		2,309
Effect of common share equivalents	727		1,007
Total weighted average shares outstanding, including OP Units	66,495		58,459

FFO was $24.0 million for the three months ended June 30, 2013, an increase of $3.1 million, or 15%, compared to $20.8 million for the three months ended June 30, 2012. This increase was primarily due to:

•
a decrease in interest expense of $6.7 million (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates;

•	an increase of $2.5 million in Same Store NOI (presented using the "proportionate-consolidation method;" See "—Net Operating Income"); and

•	an increase of $1.0 million in NOI from 907 Market Street, which was acquired in April 2013; partially offset by

•	an increase of $3.1 million in interest expense primarily due to net loss on hedge ineffectiveness that was recorded in interest expense;

•	a decrease of $2.2 million in NOI from properties in discontinued operation; and

•
an increase of $2.1 million in preferred dividends paid resulting from the Series B Preferred Shares issued in October 2012 that were not issued and outstanding during the three months ended June 30, 2012.

FFO per diluted share remained the same at $0.36 per share for each of the three months ended June 30, 2013 and 2012. FFO per diluted share increased by $0.05 per share due to the $3.1 million increase in FFO, offset by a decrease of $0.05 per share primarily due to the weighted average effect of 11,500,000 common shares issued in April 2013 and other common share issuances since June 30, 2012.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the six months ended June 30, 2013 and 2012:

(in thousands of dollars, except per share amounts)	Six Months Ended June 30, 2013	% Change 2012 to 2013	Six Months Ended June 30, 2012
Funds from operations	$48,143	5%	$45,800
Provision for employee separation expense	2,314	191%	796
Accelerated amortization of deferred financing costs	1,026	N/A	—
Loss on hedge ineffectiveness	2,682	N/A	—
Funds from operations, as adjusted	$54,165	16%	$46,596
Funds from operations per diluted share and OP Unit	$0.77	(3)%	$0.79
Funds from operations per diluted share and OP Unit, as adjusted	$0.86	8%	$0.80

Weighted average number of shares outstanding	59,661		55,026
Weighted average effect of full conversion of OP Units	2,256		2,318
Effect of common share equivalents	780		947
Total weighted average shares outstanding, including OP Units	62,697		58,291

FFO was $48.1 million for the six months ended June 30, 2013, an increase of $2.3 million, or 5%, compared to $45.8 million for the six months ended June 30, 2012. This increase primarily was due to:

•
a decrease of $11.0 million in interest expense (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates;

•	an increase of $4.1 million in Same Store NOI (presented using the “proportionate-consolidation method;" See “—Net Operating Income”);

•	a decrease of $1.7 million in general and administrative expenses; and

•	an increase of $1.0 million in NOI from 907 Market Street, which was acquired in April 2013; partially offset by

•	an increase of $6.1 million in preferred dividends paid resulting from the Series A Preferred shares issued in April 2012 and the Series B Preferred Shares issued in October 2012;

•	a decrease of $4.5 million in NOI related to properties in discontinued operations;

•	an increase of $2.7 million in interest expense due to net loss on hedge ineffectiveness that was recorded in interest expense;

•	an increase of $1.5 million in provision for employee separation expense; and

•	an increase of $1.0 million of accelerated deferred financing costs primarily related to the permanent paydown of the 2010 Term Loan in 2013.
FFO per diluted share decreased $0.02 per share to $0.77 per share for the six months ended June 30, 2013, compared to $0.79 per share for the six months ended June 30, 2012. FFO per diluted share increased by $0.04 per share due to the $2.3 million increase in FFO, offset by a decrease of $0.06 per share primarily due to the weighted average effect of the 11,500,000 common shares issued in April 2013 and other common share issuances since June 30, 2012.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three Months Ended June 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$105,013	$9,685	$1,429	$116,127
Operating expenses	(44,390)	(2,827)	(173)	(47,390)
Net operating income (NOI)	60,623	6,858	1,256	68,737
General and administrative expenses	(9,606)	—	—	(9,606)
Provision for employee separation expense	(1,035)	—	—	(1,035)
Other income	1,395	—	—	1,395
Project costs and other expenses	(198)	—	—	(198)
Interest expense, net	(27,689)	(2,765)	(587)	(31,041)
Depreciation of non real estate assets	(323)	—	—	(323)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	19,205	4,093	669	23,967
Depreciation of real estate assets	(35,128)	(1,810)	—	(36,938)
Equity in income of partnerships	2,283	(2,283)	—	—
Operating results from discontinued operations	669	—	(669)	—
Gain on sale of discontinued operations	—	—	—	—
Preferred share dividends	3,962	—	—	3,962
Net loss	$(9,009)	$—	$—	$(9,009)

	Three Months Ended June 30, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$101,198	$9,247	$6,643	$117,088
Operating expenses	(43,599)	(2,638)	(3,209)	(49,446)
Net operating income (NOI)	57,599	6,609	3,434	67,642
General and administrative expenses	(10,240)	—	—	(10,240)
Provision for employee separation expense	(796)	—	—	(796)
Other income	884	—	—	884
Project costs and other expenses	(39)	—	—	(39)
Interest expense, net	(30,815)	(2,817)	(980)	(34,612)
Depreciation of non real estate assets	(156)	—	—	(156)
Preferred share dividends	(1,845)	—	—	(1,845)
Funds from operations (FFO)	14,592	3,792	2,454	20,838
Depreciation of real estate assets	(31,417)	(1,840)	(1,827)	(35,084)
Equity in income of partnerships	1,952	(1,952)	—	—
Operating results from discontinued operations	627	—	(627)	—
Gain on sale of discontinued operations	—	—	—	—
Preferred share dividends	1,845	—	—	1,845
Net loss	$(12,401)	$—	$—	$(12,401)

	Six Months Ended June 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$209,739	$19,704	$4,172	$233,615
Operating expenses	(88,878)	(5,798)	(1,614)	(96,290)
Net operating income (NOI)	120,861	13,906	2,558	137,325
General and administrative expenses	(18,462)	—	—	(18,462)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	2,283	—	—	2,283
Project costs and other expenses	(400)	—	—	(400)
Interest expense, net	(55,027)	(5,531)	(1,259)	(61,817)
Depreciation of non real estate assets	(548)	—	—	(548)
Preferred share dividends	(7,924)	—	—	(7,924)
Funds from operations (FFO)	38,469	8,375	1,299	48,143
Depreciation of real estate assets	(68,884)	(3,639)	—	(72,523)
Equity in income of partnerships	4,736	(4,736)	—	—
Operating results from discontinued operations	1,299	—	(1,299)	—
Gain on sale of discontinued operations	33,254	—	—	33,254
Preferred share dividends	7,924	—	—	7,924
Net income	$16,798	$—	$—	$16,798

	Six Months Ended June 30, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$202,873	$18,838	$13,432	$235,143
Operating expenses	(86,391)	(5,565)	(6,422)	(98,378)
Net operating income (NOI)	116,482	13,273	7,010	136,765
General and administrative expenses	(20,124)	—	—	(20,124)
Provision for employee separation expense	(796)	—	—	(796)
Other income	1,645	—	—	1,645
Project costs and other expenses	(397)	—	—	(397)
Interest expense, net	(61,533)	(5,637)	(1,930)	(69,100)
Depreciation of non real estate assets	(348)	—	—	(348)
Preferred share dividends	(1,845)	—	—	(1,845)
Funds from operations (FFO)	33,084	7,636	5,080	45,800
Depreciation of real estate assets	(63,197)	(3,691)	(3,574)	(70,462)
Equity in income of partnerships	3,945	(3,945)	—	—
Operating results from discontinued operations	1,506	—	(1,506)	—
Gain on sale of discontinued operations	—	—	—	—
Preferred share dividends	1,845	—	—	1,845
Net loss	$(22,817)	$—	$—	$(22,817)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first six months of 2013 were $31.1 million, based on distributions of $1.0312 per Series A Preferred Share, $0.9218 per Series B Preferred Share and $0.36 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain of our longer-term requirements, such as obligations to fund development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2013 Revolving Facility.

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of Series A Preferred Shares (net proceeds of $110.9 million), in October 2012, we issued $86.3 million of Series B Preferred Shares (net proceeds of $83.3 million), and in May 2013, we issued $230.0 million of common shares (net proceeds of $220.3 million) in underwritten public offerings under this registration statement. Thus, we have $568.7 million remaining available under this shelf registration statement. However, in the future, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates and PRI (collectively, the “Borrower”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of June 30, 2013, $35.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $365.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of June 30, 2013 was 2.24%. Interest expense related to the 2013 Revolving Facility was $0.8 million for the three months ended June 30, 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for the three months ended June 30, 2013.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at June 30, 2013 was 2.05% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

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

The 2013 Revolving Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, so long as the ratio does not exceed 0.60:1 for more than two consecutive quarters and such ratio has not exceeded 0.60:1 more than two times during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders' breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2013 Revolving Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.
As of June 30, 2013, we were in compliance with all such financial covenants.
The Borrower used the initial proceeds from the 2013 Revolving Facility to repay both $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the 2010 Revolving Facility. At the closing of the 2013 Revolving Facility, there was $192.5 million outstanding under the 2013 Revolving Facility.

Interest Rate Derivative Agreements

As of June 30, 2013, we had entered into nine interest rate swap agreements with a weighted average interest rate of 3.05% on a notional amount of $367.0 million maturing on various dates through January 1, 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of June 30, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.6 million. If we had breached any of the default provisions in these agreements as of June 30, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $2.3 million. We had not breached any of the provisions as of June 30, 2013.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
 _________________________

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million based on certain prescribed conditions.

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

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.5 million of available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 from our 2013 Revolving Facility and $21.3 million from available working capital.

Mortgage Loans

Our mortgage loans, which are secured by 21 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.29% at June 30, 2013. Seven of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.64% at June 30, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.77% at June 30, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2013:

	Payments by Period
(in thousands of dollars)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Principal payments	$119,346	$8,229	$39,121	$23,282	$48,714
Balloon payments (1)	1,499,809	128,000	337,532	393,745	640,532
Total	$1,619,155	$136,229	$376,653	$417,027	$689,246
 _________________________

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2013 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Mortgage loans	$1,619,155	$136,229	$376,653	$417,027	$689,246
2013 Revolving Facility	35,000	—	—	35,000	—
Interest on indebtedness (1)	409,219	42,444	142,162	78,928	145,685
Operating leases	9,770	1,007	3,482	2,804	2,477
Ground leases	42,095	271	1,116	1,095	39,613
Development and redevelopment commitments (2)	18,619	18,619	—	—	—
Total	$2,133,858	$198,570	$523,413	$534,854	$877,021
_________________________

(1)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.

(2)
The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2013, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

2013 Common Share Offering
In May 2013, we issued 11,500,000 common shares in a public offering at $20.00 per share. We received net proceeds from the offering of $220.3 million after deducting payment of the underwriting discount of $0.80 per share and offering expenses. We used a portion of the net proceeds from this offering to repay all $192.5 million of then-outstanding borrowings under the 2013 Revolving Facility.

Preferred Share Dividends

Annual dividends on our 4,600,000 8.25% Series A Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $9.5 million.

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $6.4 million.

CASH FLOWS

Net cash provided by operating activities totaled $57.8 million for the six months ended June 30, 2013 compared to $63.0 million for the six months ended June 30, 2012. This decrease in cash from operating activities is primarily due to working capital changes, primarily the reduction of accounts payable and accrued liabilities in the first six months of 2013.

Cash flows provided by investing activities were $38.1 million for the six months ended June 30, 2013 compared to cash flows used in investing activities of $42.5 million for the six months ended June 30, 2012. Investing activities for the first six months of 2013 reflected $126.9 million in proceeds from the sales of real estate, including Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square. Cash flows provided by investing activities for the six months ended June 30, 2013 were offset by $60.9 million used to acquire a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania, investment in construction in progress of $13.8 million and real estate improvements of $11.2 million, primarily related to ongoing improvements at our properties. Investing activities for the first six months of 2012 reflected investment in construction in progress of $19.7 million and real estate improvements of $10.2 million.

Cash flows used in financing activities were $112.3 million for the six months ended June 30, 2013 compared to cash flows used in financing activities of $27.7 million for the six months ended June 30, 2012. Cash flows used in financing activities for the first six months of 2013 included a $182.0 million repayment of the 2010 Term Loan, a $50.0 million repayment of the mortgage loan on Paxton Towne Centre in conjunction with its sale, a $53.2 million repayment of the mortgage loan on Moorestown Mall and a $56.3 million repayment of the mortgage loan on Jacksonville Mall. Cash flows from financing activities for the six months ended June 30, 2013 also included $220.3 million in net proceeds from the issuance of common shares, $35.0 million in net borrowings from the 2013 Revolving Facility, $18.7 million in net proceeds from the new mortgage loan on Dartmouth Mall and additional borrowings on Francis Scott Key Mall and Lycoming Mall, partially offset by dividends and distributions of $31.1 million, and principal installments on mortgage loans of $8.4 million. Cash flows used in financing activities for the six months ended June 30, 2012 included the repayment of exchangeable notes of $136.9 million, dividends and distributions of $19.4 million, principal installments on mortgage loans of $11.1 million and a net $30.0 million paydown of the 2010 Revolving Facility. We also received $110.8 million in net proceeds from the issuance of Series A Preferred Shares and $65.8 million from a mortgage loan on Capital City Mall in the six months ended June 30, 2012.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of similar environmental matters. We may be required in the future to perform testing relating to these matters. We are not aware of any significant remaining potential liability relating to such matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2013, our consolidated debt portfolio consisted primarily of $35.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 2.24%, and $1,619.2 million in fixed and variable rate mortgage loans.

Our mortgage loans, which are secured by 21 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.29% at June 30, 2013. Seven of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.64% at June 30, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.77% at June 30, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2013	$7,461	5.50%	$128,768		2.37%
2014	$82,903	5.87%	$1,590		2.66%
2015	$290,505	5.75%	$1,655		2.66%
2016	$230,120	5.38%	$60,726	(2)	2.30%
2017 and thereafter	$679,677	5.19%	$170,750		3.10%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2013.

(2)	Includes 2013 Revolving Facility borrowings of $35.0 million with a weighted average interest rate of 2.24% as of June 30, 2013.

As of June 30, 2013, we had $363.5 million of variable rate debt. Also, as of June 30, 2013, we had entered into nine interest rate swap agreements with an aggregate weighted average interest rate of 3.05% on a notional amount of $367.0 million maturing on various dates through January 1, 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2013 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $1.6 million at June 30, 2013. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $1.8 million at June 30, 2013. As of June 30, 2013, all of our variable rate debt interest payments included in our debt portfolio were swapped to fixed interest rates. Therefore, a 100 basis point increase or decrease in interest rates would have resulted in no increase or reduction in annual interest.

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

Because the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2013 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2013	—	$—	—	$—
May 1—May 31, 2013	—	—	—	—
June 1—June 30, 2013	—	—	—	—
Total	—	$—	—	$—

On June 7, 2013, we issued 125,000 common shares in return for an equal number of Class B Units tendered for redemption by a limited partner of PREIT Associates, L.P. The shares were issued under exemptions provided by Section 4(a)(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 6.  EXHIBITS.

10.1
Credit Agreement dated as of April 17, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust and the financial institutions party thereto, filed as Exhibit 10.8 to PREIT's Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.2
Guaranty dated as of April 17, 2013 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.9 to PREIT's Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.3
Purchase Agreement dated May 1, 2013 by and among PREIT, PREIT Associates, L.P., Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT's Current Report on Form 8-K filed on May 3, 2013, is incorporated herein by reference.

10.4	Amendment No. 1 to Second and Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT's Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

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
Date: July 26, 2013
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

101***
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the six months ended June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.