Form 10-Q
period 2013-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2013-10-30
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 25, 2013: 68,202,291

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,422,311	$3,395,681
Construction in progress	88,390	68,619
Land held for development	10,450	13,240
Total investments in real estate	3,521,151	3,477,540
Accumulated depreciation	(993,735)	(907,928)
Net investments in real estate	2,527,416	2,569,612
INVESTMENTS IN PARTNERSHIPS, at equity:	15,615	14,855
OTHER ASSETS:
Cash and cash equivalents	24,893	33,990
Tenant and other receivables (net of allowance for doubtful accounts of $14,159 and $14,042 at September 30, 2013 and December 31, 2012, respectively)	35,535	38,473
Intangible assets (net of accumulated amortization of $14,410 and $14,940 at September 30, 2013 and December 31, 2012, respectively)	9,447	8,673
Deferred costs and other assets	100,223	97,399
Assets held for sale	—	114,622
Total assets	$2,713,129	$2,877,624
LIABILITIES:
Mortgage loans payable	$1,538,102	$1,718,052
Term Loan	—	182,000
Revolving Facility	90,000	—
Tenants’ deposits and deferred rent	15,411	14,862
Distributions in excess of partnership investments	64,187	64,874
Fair value of derivative instruments	1,387	9,742
Liabilities on assets held for sale	—	102,417
Accrued expenses and other liabilities	72,315	72,448
Total liabilities	1,781,402	2,164,395
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of September 30, 2013 and December 31, 2012; liquidation preference of $115,000	$46	$46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of September 30, 2013 and December 31, 2012; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,202 shares at September 30, 2013 and 56,331 shares at December 31, 2012	68,202	56,331
Capital contributed in excess of par	1,463,845	1,247,730
Accumulated other comprehensive loss	(7,804)	(20,867)
Distributions in excess of net income	(626,885)	(608,634)
Total equity—Pennsylvania Real Estate Investment Trust	897,439	674,641
Noncontrolling interest	34,288	38,588
Total equity	931,727	713,229
Total liabilities and equity	$2,713,129	$2,877,624

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012
REVENUE:
Real estate revenue:
Base rent	$70,646	$67,951	$209,990	$201,340
Expense reimbursements	33,517	30,959	95,704	91,280
Percentage rent	593	694	2,169	2,099
Lease termination revenue	336	279	579	1,691
Other real estate revenue	3,186	2,965	8,953	8,723
Total real estate revenue	108,278	102,848	317,395	305,133
Other income	3,208	2,608	5,491	4,254
Total revenue	111,486	105,456	322,886	309,387
EXPENSES:
Operating expenses:
CAM and real estate taxes	(36,938)	(33,755)	(107,426)	(100,557)
Utilities	(6,954)	(6,637)	(17,213)	(17,525)
Other operating expenses	(4,806)	(5,228)	(12,824)	(13,815)
Total operating expenses	(48,698)	(45,620)	(137,463)	(131,897)
Depreciation and amortization	(36,053)	(31,918)	(105,332)	(95,232)
Other expenses:
General and administrative expenses	(8,116)	(8,694)	(26,578)	(28,818)
Impairment of assets	(29,966)		(29,966)
Provision for employee separation expense	—	(4,958)	(2,314)	(5,754)
Project costs and other expenses	(462)	(380)	(862)	(777)
Total other expenses	(38,544)	(14,032)	(59,720)	(35,349)
Interest expense, net	(23,477)	(29,996)	(78,503)	(91,531)
Total expenses	(146,772)	(121,566)	(381,018)	(354,009)
Loss before equity in income of partnerships, discontinued operations and gains on sales of discontinued operations	(35,286)	(16,110)	(58,132)	(44,622)
Equity in income of partnerships	2,345	2,164	7,081	6,110
Loss from continuing operations	(32,941)	(13,946)	(51,051)	(38,512)
Discontinued operations:
Operating results from discontinued operations	428	1,085	2,082	2,834
Gains on sales of discontinued operations	45,097	—	78,351	—
Income from discontinued operations	45,525	1,085	80,433	2,834
Net income (loss)	12,584	(12,861)	29,382	(35,678)
Less: net (income) loss attributable to noncontrolling interest	(382)	508	(1,073)	1,440
Net income (loss) attributable to PREIT	12,202	(12,353)	28,309	(34,238)
Less: dividends on preferred shares	(3,962)	(2,372)	(11,886)	(4,217)
Net income (loss) attributable to PREIT common shareholders	$8,240	$(14,725)	$16,423	$(38,455)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(32,941)	$(13,946)	$(51,051)	$(38,512)
Noncontrolling interest	992	551	1,656	1,552
Dividends on preferred shares	(3,962)	(2,372)	(11,886)	(4,217)
Dividends on unvested restricted shares	(108)	(132)	(319)	(321)
Loss from continuing operations used to calculate loss per share—basic and diluted	$(36,019)	$(15,899)	$(61,600)	$(41,498)
Income from discontinued operations	$45,525	$1,085	$80,433	$2,834
Noncontrolling interest	(1,374)	(43)	(2,729)	(112)
Income from discontinued operations used to calculate earnings per share—basic and diluted	$44,151	$1,042	$77,704	$2,722
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.53)	$(0.29)	$(0.99)	$(0.75)
Income from discontinued operations	0.65	0.02	1.25	0.05
	$0.12	$(0.27)	$0.26	$(0.70)
(in thousands of shares)
Weighted average shares outstanding—basic	67,579	55,190	62,330	55,081
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	67,579	55,190	62,330	55,081
_________________________

(1)
The Company had net losses from continuing operations for all periods presented. Therefore, the effects of common share equivalents of 825 and 982 for the three months ended September 30, 2013 and 2012, respectively, and 851 and 1,017 for the nine months ended September 30, 2013 and 2012, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012
Comprehensive income (loss):
Net income (loss)	$12,584	$(12,861)	$29,382	$(35,678)
Unrealized gain on derivatives	651	3,030	8,747	7,307
Amortization of losses (gains) of settled swaps, net	984	289	4,766	797
Total comprehensive income (loss)	14,219	(9,542)	42,895	(27,574)
Less: comprehensive (income) loss attributable to noncontrolling interest	(402)	375	(1,523)	1,113
Comprehensive income (loss) attributable to PREIT	$13,817	$(9,167)	$41,372	$(26,461)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended
September 30, 2013
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2012	$713,229	$46	$35	$56,331	$1,247,730	$(20,867)	$(608,634)	$38,588
Net income	29,382	—	—	—	—	—	28,309	1,073
Comprehensive income	13,513	—	—	—	—	13,063	—	450
Common shares issued in 2013 public offering, net	220,300	—	—	11,500	208,800	—	—	—
Shares issued upon redemption of Operating Partnership units	—	—	—	172	2,371	—	—	(2,543)
Shares issued under employee compensation plans, net of shares retired	(1,103)	—	—	199	(1,302)	—	—	—
Amortization of deferred compensation	6,246	—	—	—	6,246	—	—	—
Distributions paid to common shareholders ($0.54 per share)	(34,674)	—	—	—	—	—	(34,674)	—
Distributions paid to Series A preferred shareholders ($1.5468 per share)	(7,115)	—	—	—	—	—	(7,115)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,771)	—	—	—	—	—	(4,771)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.54 per unit)	(1,198)	—	—	—	—	—	—	(1,198)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Other distributions to noncontrolling interests, net	(272)	—	—		—	—	—	(272)
Balance September 30, 2013	$931,727	$46	$35	$68,202	$1,463,845	$(7,804)	$(626,885)	$34,288

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2013	2012
Cash flows from operating activities:
Net income (loss)	$29,382	$(35,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	99,163	94,659
Amortization	9,932	11,655
Straight-line rent adjustments	(1,032)	(1,292)
Provision for doubtful accounts	1,872	2,260
Amortization of deferred compensation	6,246	8,208
Loss on hedge ineffectiveness	3,409	—
Gains on sales of real estate	(78,351)	—
Equity in income of partnerships, net of distributions	(2,496)	—
Amortization of historic tax credits	(2,494)	(1,810)
Impairment of assets and expensed project costs	30,416
Change in assets and liabilities:
Net change in other assets	(5,051)	(8,997)
Net change in other liabilities	(6,470)	7,864
Net cash provided by operating activities	84,526	76,869
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(60,879)	—
Additions to construction in progress	(24,524)	(32,008)
Investments in real estate improvements	(25,191)	(24,303)
Cash proceeds from sales of real estate	173,280	—
Additions to leasehold improvements	(212)	(693)
Investments in partnerships	(207)	(3,640)
Capitalized leasing costs	(3,902)	(4,137)
Increase in cash escrows	1,600	151
Cash distributions from partnerships in excess of equity in income	1,257	2,005
Net cash provided by (used in) investing activities	61,222	(62,625)
Cash flows from financing activities:
Net proceeds from issuance of common shares	220,300	—
Net proceeds from issuance of preferred shares	—	110,896
Repayments of Term Loan	(182,000)	—
Net borrowings from (repayments of) Revolving Facility	90,000	(80,000)
Repayment of Exchangeable Notes	—	(136,900)
Proceeds from mortgage loans	76,692	467,750
Principal installments on mortgage loans	(12,698)	(15,714)
Repayments of mortgage loans	(294,514)	(320,731)
Payment of deferred financing costs	(3,764)	(1,817)
Dividends paid to common shareholders	(34,674)	(26,778)
Dividends paid to preferred shareholders	(11,886)	(3,821)
Distributions paid to Operating Partnership unit holders	(1,198)	(1,099)
Value of shares of beneficial interest issued	1,315	1,413
Value of shares retired under equity incentive plans, net of shares issued	(2,418)	(2,993)
Net cash used in financing activities	(154,845)	(9,794)
Net change in cash and cash equivalents	(9,097)	4,450
Cash and cash equivalents, beginning of period	33,990	21,798
Cash and cash equivalents, end of period	$24,893	$26,248

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2013, our portfolio consisted of a total of 44 properties in 12 states, including 36 shopping malls, five strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” We have recorded the results of five properties sold in the nine months ended September 30, 2013 as “discontinued operations.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2013, we held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2013, the total amount that would have been distributed would have been $39.8 million, which is calculated using our September 30, 2013 closing price on the New York Stock Exchange of $18.70 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,129,202 as of September 30, 2013.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2013 and December 31, 2012 were comprised of the following:

(in thousands of dollars)	As of September 30, 2013	As of December 31, 2012
Buildings, improvements and construction in progress	$3,039,163	$2,996,301
Land, including land held for development	481,988	481,239
Total investments in real estate	3,521,151	3,477,540
Accumulated depreciation	(993,735)	(907,928)
Net investments in real estate	$2,527,416	$2,569,612

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012
Development/Redevelopment Activities:
Salaries and benefits	$272	$193	$585	$675
Real estate taxes	5	133	5	277
Interest	331	325	620	1,430
Leasing Activities:
Salaries, commissions and benefits	1,180	1,636	3,902	4,137

Impairment of Assets

Chambersburg Mall

In September 2013, we recorded a loss on impairment of assets at Chambersburg Mall in Chambersburg, Pennsylvania of $23.7 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $8.2 million.  During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of this factor, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property.  Using updated assumptions based on this factor, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Chambersburg Mall were less than the carrying value of the property, and recorded the impairment loss.

North Hanover Mall

In September 2013, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $6.3 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $16.7 million.  We had previously recognized a loss on impairment of assets on the property of $24.1 million in 2011.  Since 2011, the property experienced further declines in net operating income and occupancy.  During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these factors, we determined that the holding period for the property was less than had previously been estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Acquisitions

In April 2013, we acquired a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions

The table below presents our dispositions since January 1, 2013:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price (in millions of dollars)	Gain (in millions of dollars)
2013 Activity:
January	Phillipsburg Mall, Phillipsburg, New Jersey (1)	Mall	9.8%	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania (2)(3)	Power center	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida (4)	Mall	9.8%	35.0	0.6
September	Commons at Magnolia, Florence, South Carolina (5)	Strip center	8.9%	12.3	4.2
	Christiana Center, Newark, Delaware (3)(5)(6)	Power center	6.5%	75.0	40.9
_________________________

(1)
We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this collateral property that secured a portion of the 2010 Credit Facility (as defined in note 4 to the unaudited consolidated financial statements).

(2)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property.

(3)	We divested goodwill of $0.7 million and $0.8 million in connection with the dispositions of Paxton Towne Centre and Christiana Center, respectively.

(4)	We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this collateral property that secured a portion of the 2010 Credit Facility.

(5)
We used combined proceeds from the sales of these properties to repay $35.0 million of amounts outstanding under our 2013 Revolving Facility and we used the remaining proceeds for general corporate purposes.

(6)	The buyer of this property assumed the $49.2 million mortgage loan secured by this property.

Other Dispositions

In September 2013, we sold a condominium interest in connection with a ground lease located at Voorhees Town Center in Voorhees, New Jersey for $10.5 million. No gain or loss was recorded in connection with this sale.

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Paxton Towne Centre, Christiana Center and Commons at Magnolia. The following table summarizes revenue and expense information for the three and nine months ended September 30, 2013 and 2012 for these discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate revenue	$1,427	$7,027	$6,221	$21,048
Expenses:
Operating expenses	(443)	(2,983)	(2,170)	(9,521)
Depreciation and amortization	(62)	(1,858)	(216)	(5,662)
Interest expense	(494)	(1,101)	(1,753)	(3,031)
Total expenses	(999)	(5,942)	(4,139)	(18,214)
Operating results from discontinued operations	428	1,085	2,082	2,834
Gains on sales of discontinued operations	45,097	—	78,351	—
Income from discontinued operations	$45,525	$1,085	$80,433	$2,834

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2013 and December 31, 2012:

(in thousands of dollars)	As of September 30, 2013	As of December 31, 2012
ASSETS:
Investments in real estate, at cost:
Operating properties	$415,643	$414,515
Construction in progress	2,569	2,003
Total investments in real estate	418,212	416,518
Accumulated depreciation	(166,439)	(157,361)
Net investments in real estate	251,773	259,157
Cash and cash equivalents	11,413	9,833
Deferred costs and other assets, net	19,790	18,605
Total assets	282,976	287,595
LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	400,399	405,297
Other liabilities	6,257	9,130
Total liabilities	406,656	414,427
Net deficit	(123,680)	(126,832)
Partners’ share	(66,210)	(67,735)
PREIT’s share	(57,470)	(59,097)
Excess investment (1)	8,898	9,078
Net investments and advances	$(48,572)	$(50,019)

Investment in partnerships, at equity	$15,615	$14,855
Distributions in excess of partnership investments	(64,187)	(64,874)
Net investments and advances	$(48,572)	$(50,019)
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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate revenue	$20,153	$19,530	$59,941	$57,594
Expenses:
Operating expenses	(6,037)	(5,755)	(17,774)	(17,006)
Interest expense	(5,539)	(5,640)	(16,659)	(16,939)
Depreciation and amortization	(3,695)	(3,600)	(10,801)	(10,801)
Total expenses	(15,271)	(14,995)	(45,234)	(44,746)
Net income	4,882	4,535	14,707	12,848
Less: Partners’ share	(2,435)	(2,267)	(7,318)	(6,422)
PREIT’s share	2,447	2,268	7,389	6,426
Amortization of excess investment	(102)	(104)	(308)	(316)
Equity in income of partnerships	$2,345	$2,164	$7,081	$6,110

4. FINANCING ACTIVITY

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower” or “we”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. All capitalized terms used in this note 4 and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of September 30, 2013, $90.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $310.0 million. In October 2013, we borrowed an additional $70.0 million, which was used in the October 2013 repayment of the mortgage loan secured by Exton Square Mall and for other working capital purposes. Following this borrowing, there was $160.0 million outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $240.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of September 30, 2013 was 1.88%. Interest expense related to the 2013 Revolving Facility was $0.6 million and $1.3 million for the three and nine months ended September 30, 2013, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at September 30, 2013 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

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

The Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No increase to the maximum amount available under the 2013 Revolving Facility has been exercised by the Borrower.

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

As of September 30, 2013, the Borrower was in compliance with all such financial covenants.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

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

Interest expense related to the 2010 Revolving Facility was $0.7 million for the three months ended September 30, 2012, and $0.4 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the nine months ended September 30, 2012 was 4.89%. Interest expense, excluding non-cash amortization of deferred financing fees related to the 2010 Term Loan, was $4.0 million for the three months ended September 30, 2012, and $2.4 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.9 million for the three months ended September 30, 2012, and $0.8 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Accelerated deferred financing fee amortization was $0.9 million for the nine months ended September 30, 2013. The accelerated deferred financing fee amortization for the nine months ended September 30, 2013 included $0.8 million in connection with permanent paydowns of the 2010 Term Loan of $84.5 million in January and February 2013, and $0.1 million in connection with the $97.5 million final permanent paydown of the 2010 Term Loan in April 2013.

Mortgage Loans

The carrying value and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,538.1	$1,519.7	$1,718.1	$1,739.7

The mortgage loans contain various customary default provisions. As of September 30, 2013, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall (3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall (1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
_________________________

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million based on certain prescribed conditions.

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

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. The mortgage loan was amended in September 2013 to extend the maturity date to September 2014.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.5 million from available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 million from our 2013 Revolving Facility and $21.3 million from available working capital. See note 7 for additional information on the $2.9 million loss on hedge ineffectiveness that was recorded during the three months ended June 30, 2013 in connection with this transaction.

In September 2013, we repaid a $65.0 million mortgage loan on Wyoming Valley Mall in Wilkes-Barre, Pennsylvania using $65.0 million from our 2013 Revolving Facility.

In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $60.0 million from our 2013 Revolving Facility and $6.9 million from available working capital.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $73.1 million (net of capitalized interest of $0.6 million) and $86.8 million (net of capitalized interest of $1.4 million) for the nine months ended September 30, 2013 and 2012, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $10.1 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

Provision for Employee Separation Expense

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, from the quarter ended June 30, 2012 through the quarter ended June 30, 2013, we recorded a total provision for employee separation expense of $4.5 million. We recorded provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $1.1 million during the three months ended September 30, 2012 and $1.9 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. We recorded a total of $2.6 million during the year ended December 31, 2012.

In February 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Mr. Rubin received 16,000 restricted shares that had a fair value of $0.3 million based on the grant date fair value of $18.28 per share and a vesting period though December 31, 2013. This award was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million, at which time such restricted shares would vest.

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in former President and Chief Operating Officer Edward Glickman's employment agreement were triggered that caused us to record a provision for employee separation expense. We recorded $3.5 million and $4.0 million of employee separation expense related to Mr. Glickman in the three and nine months ended September 30, 2012, respectively.
In August 2012, we terminated the employment of certain employees. In connection with the departure of these employees, we recorded $0.4 million of employee separation expenses.

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

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under applicable accounting authority as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” In the three months ended September 30, 2013, we recorded net losses on hedge ineffectiveness of $0.7 million, primarily due to the accelerated amortization of $0.5 million in connection with the partial mortgage loan repayments at Logan Valley Mall and $0.2 million in connection with the amortization of other swaps. In the nine months ended September 30, 2013, we recorded net losses on hedge ineffectiveness of $3.4 million, primarily in connection with the May 2013 Jacksonville Mall mortgage loan repayment, we recorded net losses on hedge ineffectiveness of $2.9 million relating to a forward starting swap that was cash settled in 2008. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from “Accumulated other comprehensive income (loss)” to “Interest expense, net.” No gain or loss on hedge ineffectiveness was recorded during the three and nine months ended September 30, 2012. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the amount of the associated liabilities is reflected in “Accrued expenses and other liabilities” and the amount of the net unrealized loss is reflected in “Accumulated other comprehensive income (loss)” in the accompanying balance sheets. Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $2.8 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps

As of September 30, 2013, we had entered into six interest rate swap agreements with a weighted average interest rate of 2.54% on a notional amount of $198.8 million maturing on various dates through January 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of September 30, 2013, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $1.0 million. Accumulated other comprehensive loss as of September 30, 2013 includes a net loss of $4.6 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap and forward starting swap derivative instruments at September 30, 2013 and December 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at September 30, 2013 (1)	Fair Value at December 31, 2012 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$60.0	N/A	(0.2)	1.74%		March 11, 2013
200.0	N/A	(1.0)	2.96%		March 11, 2013
40.0	N/A	(0.1)	1.82%		March 11, 2013
65.0	N/A	(1.5)	3.60%		September 9, 2013
68.0	N/A	(1.6)	3.69%		September 9, 2013
35.0	N/A	(1.4)	3.73%		September 9, 2013
55.0	(0.2)	(1.3)	2.90%		November 29, 2013
48.0	(0.2)	(1.2)	2.90%		November 29, 2013
25.0	(0.4)	(0.5)	1.10%		July 31, 2016
28.1	(0.6)	(0.9)	1.38%		January 2, 2017
35.1	0.1	N/A	3.72%		December 1, 2017
7.6	0.1	N/A	1.00%		January 1, 2018
Forward Starting Interest Rate Swaps
48.0	0.1	N/A	1.12%	December 1, 2013	January 1, 2018
55.0	0.1	N/A	1.12%	December 1, 2013	January 1, 2018
	$(1.0)	$(9.7)
_________________________

(1)
As of September 30, 2013 and December 31, 2012, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of September 30, 2013 and December 31, 2012, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and our share of our partnerships’ statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$0.3	$(1.3)	$7.9	$(4.9)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$2.0	$4.6	$9.0	$13.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(0.7)	$—	$(3.4)	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2013, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.0 million. If we had breached any of the default provisions in these agreements as of September 30, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.3 million. We had not breached any of these provisions as of September 30, 2013.

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

9. HISTORIC TAX CREDITS
Phase I

In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase I Project”). Capital contributions received from the Phase I Counterparty are, in substance, consideration that we received in exchange for a put option (whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Phase I Project) and our obligation to deliver tax credits to the Phase I Counterparty. The Phase I Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Noncontrolling interest” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2013, we recognized the amount related to the fourth recapture period and recorded $1.8 million of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations.
Phase II
In the second quarter of 2012, we closed a transaction with a Phase II Counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Counterparty agreed to initially contribute $3.7 million of equity to the Phase II Project. This amount was subsequently increased to $5.5 million, of which $4.0 million was funded as of September 30, 2013. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty’s contributions, other than the amounts allocated to a put option (whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project), are classified as “Accrued expenses and other liabilities” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, which was completed in the second quarter of 2012. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2013, we recognized the amount related to the first recapture period and recorded $0.7 million of the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations.

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

We currently own interests in 44 retail properties, of which 41 are operating properties and three are development properties. The 41 operating properties that are classified in continuing operations include 36 enclosed malls and five strip and power centers, have a total of 30.7 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.9 million square feet at these properties (excluding space owned by anchors).

There are 34 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 26.1 million square feet, of which we own 20.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

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

Net income for the three months ended September 30, 2013 was $12.6 million, an increase of $25.4 million compared to a net loss of $12.9 million for the three months ended September 30, 2012. This increase was primarily due to gains on sales of discontinued operations of $45.1 million in connection with the September 2013 sales of Christiana Center and Commons at Magnolia, a $6.5 million decrease in interest expense and a $5.0 million decrease in employee separation expenses. These favorable changes were partially offset by $30.0 million in impairment losses at Chambersburg Mall and North Hanover Mall and a $4.1 million increase in depreciation and amortization expenses.

Net income for the nine months ended September 30, 2013 was $29.4 million, an increase of $65.1 million compared to a net loss of $35.7 million for the nine months ended September 30, 2012. This increase was primarily due to gains on sales of discontinued operations of $78.4 million in connection with the sales of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Christiana Center and Commons at Magnolia, a $13.0 million decrease in interest expense, increased net operating income ("NOI") of $7.2 million at same store and properties acquired in 2013 and a decrease of $3.4 million in employee separation expenses. These favorable changes were partially offset by $30.0 million of impairment losses at Chambersburg Mall and North Hanover Mall, an increase of $10.1 million in depreciation and amortization expenses and a decrease of $7.4 million from NOI of discontinued operations.

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

As further discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have undertaken efforts to raise the overall quality of our portfolio of assets.  One of the ways by which we intend to accomplish this is by disposing of certain non-core assets, some of which have sales productivity or occupancy below the average for our portfolio.  During 2013, we have sold Phillipsburg Mall and Orlando Fashion Square.  We are currently in negotiations to sell some other malls that we consider to be non-core.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of September 30, 2013, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 41 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused unemployment to remain relatively high and have caused fluctuations and variations in business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our 2013 Revolving Facility. These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement and ground up development projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $88.4 million as of September 30, 2013.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of September 30, 2013, we had incurred $50.4 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.
Impairment of Assets

Chambersburg Mall

In September 2013, we recorded a loss on impairment of assets at Chambersburg Mall in Chambersburg, Pennsylvania of $23.7 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $8.2 million.  During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of this factor, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property.  Using updated assumptions based on this factor, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Chambersburg Mall were less than the carrying value of the property, and recorded the impairment loss.

North Hanover Mall

In September 2013, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $6.3 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $16.7 million.  We had previously recognized a loss on impairment of assets on the property of $24.1 million in 2011.  Since 2011, the property experienced further declines in net operating income and occupancy.  During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these factors, we determined that the holding period for the property was less than had previously been estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

Acquisitions and Dispositions
See note 2 to our unaudited consolidated financial statements for a description of our acquisitions and dispositions in 2013.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2013 and 2012 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the properties included in discontinued operations) as of September 30, 2013 and 2012:

	Occupancy(1) as of September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2013	2012	2013	2012	2013	2012
Retail portfolio weighted average:
Total excluding anchors	89.9%	88.9%	93.8%	93.0%	90.6%	89.6%
Total including anchors	93.2%	92.7%	95.6%	95.0%	93.5%	93.0%
Malls weighted average:
Total excluding anchors	89.9%	88.9%	96.0%	93.9%	90.3%	89.3%
Total including anchors	93.2%	92.7%	97.3%	95.8%	93.4%	92.9%
Strip and power centers weighted average	N/A	N/A	94.5%	94.5%	94.5%	94.5%
_________________________

(1)	Occupancy for both periods presented includes all tenants irrespective of the term of their agreements.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three and nine months ended September 30, 2013:

			Average Gross Rent psf		Increase (Decrease) in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases:(3)
1st Quarter	33	95,895	N/A	$39.60	$39.60	N/A	$7.82
2nd Quarter (4)	53	144,481	N/A	39.73	39.73	N/A	7.36
3rd Quarter (5)	60	234,946	N/A	26.74	26.74	N/A	6.31
Total/Average	146	475,322	N/A	$33.28	$33.28	N/A	$6.93

Renewal - non-anchor tenants 10,000 square feet and under:(6)
1st Quarter	73	216,780	$35.21	$36.93	$1.72	4.9%	$0.04
2nd Quarter	107	249,256	34.98	36.81	1.83	5.2%	—
3rd Quarter	63	184,923	34.06	36.28	2.22	6.5%	—
Total/Average	243	650,959	$34.80	$36.70	$1.90	5.5%	$0.01

Renewal - non-anchor tenants greater than 10,000 square feet:(6)
1st Quarter	1	11,521	$7.49	$7.23	$(0.26)	(3.5)%	$—
2nd Quarter	1	20,308	7.60	15.43	7.83	103.0%	—
3rd Quarter	3	47,600	16.32	13.25	(3.07)	(18.8)%	—
Total/Average	5	79,429	$12.81	$12.93	$0.12	1.0%	$—

Anchor Renewal:
1st Quarter	1	83,835	$8.58	$9.10	$0.52	6.1%	$—
2nd Quarter	4	374,700	3.59	3.24	(0.35)	(9.7)%	—
3rd Quarter	8	666,739	4.64	4.84	0.20	4.3%	—
Total/Average	13	1,125,274	$4.58	$4.62	$0.04	0.9%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	Excluding tenants greater than 10,000 square feet, average gross rent per square foot for new leases was $51.11.

(5)	Excluding tenants greater than 10,000 square feet, average gross rent per square foot for new leases was $30.91.

(6)	This category includes expansions and lease extensions.

As of September 30, 2013, for non-anchor leases, the average gross rent per square foot as of the expiration date was $35.78 for the renewing leases in “Holdover” status and $31.49 for leases expiring in 2013.

Overview

The following information sets forth our results of operations for the three and nine months ended September 30, 2013 and 2012.

Net income for the three months ended September 30, 2013 was $12.6 million, an increase of $25.4 million compared to a net loss of $12.9 million for the three months ended September 30, 2012. This increase was primarily due to gains on sales of discontinued operations of $45.1 million in connection with the September 2013 sales of Christiana Center and Commons at Magnolia, a $6.5 million decrease in interest expense and a $5.0 million decrease in employee separation expenses. These favorable changes were partially offset by $30.0 million in impairment losses at Chambersburg Mall and North Hanover Mall and a $4.1 million increase in depreciation and amortization expenses.

Net income for the nine months ended September 30, 2013 was $29.4 million, an increase of $65.1 million compared to a net loss of $35.7 million for the nine months ended September 30, 2012. This increase was primarily due to gains on sales of discontinued operations of $78.4 million in connection with the sales of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Christiana Center and Commons at Magnolia, a $13.0 million decrease in interest expense, increased NOI of $7.2 million at same store and properties acquired in 2013 and a decrease of $3.4 million in employee separation expenses. These favorable changes were partially offset by $30.0 million of impairment losses at Chambersburg Mall and North Hanover Mall, an increase of $10.1 million in depreciation and amortization expenses and a decrease of $7.4 million from NOI of discontinued operations.

	Three Months Ended September 30,		% Change 2012 to 2013	Nine Months Ended September 30,		% Change 2012 to 2013
(in thousands of dollars)	2013	2012		2013	2012
Real estate revenue	108,278	102,848	5%	317,395	305,133	4%
Other income	3,208	2,608	23%	5,491	4,254	29%
Operating expenses	(48,698)	(45,620)	7%	(137,463)	(131,897)	4%
Depreciation and amortization	(36,053)	(31,918)	13%	(105,332)	(95,232)	11%
General and administrative expenses	(8,116)	(8,694)	(7)%	(26,578)	(28,818)	(8)%
Impairment of assets	(29,966)	—	N/A	(29,966)	—	N/A
Provision for employee separation expense	—	(4,958)	(100)%	(2,314)	(5,754)	(60)%
Project costs and other expenses	(462)	(380)	22%	(862)	(777)	11%
Interest expense, net	(23,477)	(29,996)	(22)%	(78,503)	(91,531)	(14)%
Equity in income of partnerships	2,345	2,164	8%	7,081	6,110	16%
Net loss from continuing operations	(32,941)	(13,946)	136%	(51,051)	(38,512)	33%
Operating results from discontinued operations	428	1,085	(61)%	2,082	2,834	(27)%
Gains on sales of discontinued operations	45,097	—	N/A	78,351	—	N/A
Net income (loss)	12,584	(12,861)	198%	29,382	(35,678)	182%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $5.4 million, or 5%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to:

•
an increase of $2.7 million in base rent, including $1.4 million related to the April 2013 acquisition of 907 Market Street, Philadelphia, Pennsylvania. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall and Plymouth Meeting Mall; and

•	an increase of $2.6 million in expense reimbursements, following increases in real estate tax and utility expenses (see “—Operating Expenses”).

Real estate revenue increased by $12.3 million, or 4%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to:

•
an increase of $8.7 million in base rent, including $2.6 million related to the April 2013 acquisition of 907 Market Street and $1.3 million associated with the July 2012 lease commencement date of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall, Plymouth Meeting Mall and Jacksonville Mall;

•	an increase of $4.4 million in expense reimbursements, following increases in common area maintenance and real estate tax expenses (see “—Operating Expenses”); partially offset by

•	a decrease of $1.1 million in lease termination revenue as a result of $1.1 million received from three tenants during the nine months ended September 30, 2012.

Operating Expenses

Operating expenses increased by $3.1 million, or 7%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to:

•
an increase of $3.4 million in real estate tax expense, including a $2.7 million increase at our four properties located in New Jersey due to the combined effect of increases in the real estate tax assessment values and real estate tax rates;

•	an increase of $0.3 million in non-common area utility expense, including increases of $0.2 million related to the April 2013 acquisition of 907 Market Street; partially offset by

•	a decrease of $0.2 million in common area maintenance expense, including a $0.3 million decrease in loss prevention expense due to contract renewal savings; and

•	a decrease of $0.2 million in bad debt expense due to favorable collections resulting in lower billed accounts receivable balances.

Operating expenses increased by $5.6 million, or 4%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to:

•
an increase of $6.1 million in real estate tax expense, including a $5.0 million increase at our four properties located in New Jersey due to the combined effect of increases in the real estate tax assessment values and real estate tax rates;

•
an increase of $0.8 million in common area maintenance expenses, including increases of $0.4 million related to the April 2013 acquisition of 907 Market Street and $0.5 million in snow removal expense. Snow removal expense was higher during the nine months ending September 30, 2013 due to having a mild and dry winter across the Mid-Atlantic states where many of our properties are located in the nine months ended September 30, 2012; partially offset by

•	a decrease of $0.3 million in non-common area utility expense due to lower electric rates as a result of alternate supplier contracts executed over the past 12 months; and

•	a decrease of $0.3 million in bad debt expense due to favorable collections resulting in lower billed accounts receivable balances.

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

The following table presents NOI for the three and nine months ended September 30, 2013 and 2012. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(in thousands of dollars)	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Real estate revenue	$116,135	$112,032	4%	$3,550	$7,511	(53)%	$119,685	$119,543	—%
Operating expenses	(50,819)	(48,058)	6%	(1,293)	(3,390)	(62)%	(52,112)	(51,448)	1%
Net Operating Income	$65,316	$63,974	2%	$2,257	$4,121	(45)%	$67,573	$68,095	(1)%

Total NOI decreased by $0.5 million, or 1%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a $1.8 million decrease in NOI from Non Same Store properties offset by a $1.3 million increase in NOI from our Same Store properties. The Non Same Store decrease was primarily due to a $3.0 million decrease of NOI from discontinued operations, primarily offset by a $1.1 million increase in NOI from 907 Market Street, which was acquired in April 2013. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties. Same Store NOI includes lease termination revenue of $0.3 million for each of the three months ended September 30, 2013 and 2012, respectively.

	Same Store			Non Same Store			Total
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands of dollars)	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Real estate revenue	$342,726	$332,188	3%	$10,573	$22,499	(53)%	$353,299	$354,687	—%
Operating expenses	(144,065)	(138,972)	4%	(4,336)	(10,855)	(60)%	(148,401)	(149,827)	(1)%
Net Operating Income	$198,661	$193,216	3%	$6,237	$11,644	(46)%	$204,898	$204,860	—%

Total NOI was unchanged at $204.9 million for the nine months ended September 30, 2013. Same Store NOI increased $5.4 million and was offset by a $5.4 million decrease in Non Same Store NOI. Non Same Store NOI consisted of a decrease of $7.4 million from properties classified as discontinued operations, partially offset by a $2.1 million increase in NOI from 907 Market Street, which was acquired in April 2013. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about our consolidated properties. Same Store NOI includes lease termination revenue of $0.6 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.1 million, or 13%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to:

•	an increase of $2.9 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $1.2 million associated with the April 2013 acquisition of 907 Market Street.

Depreciation and amortization expense increased by $10.1 million, or 11%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to:

•	an increase of $8.3 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $2.1 million associated with the April 2013 acquisition of 907 Market Street; partially offset by

•	a decrease of $0.3 million because certain lease intangibles at two properties purchased during 2005 became fully amortized during 2012.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 7%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was primarily due to a decrease of $0.6 million in executive compensation and benefit costs.

General and administrative expenses decreased by $2.2 million, or 8%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was primarily due to a decrease of $1.8 million in executive compensation and benefit costs and a decrease of $0.4 million in other general and administrative expenses.

Provision for Employee Separation Expenses

In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we recorded a total provision for employee separation expense of $4.5 million. We recorded provision for employee separation expense related to Mr. Rubin’s amended employment agreement of $1.1 million during the three months ended September 30, 2012, and $1.9 million and $1.4 million during the nine months ended September 30, 2013 and 2012, respectively. We recorded a total of $2.6 million during the year ended December 31, 2012.

In February 2013, under our Second Amended and Restated 2003 Equity Incentive Plan, Mr. Rubin received 16,000 restricted shares that had a fair value of $0.3 million based on the grant date fair value of $18.28 per share and a vesting period through December 31, 2013. This award was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment of $3.5 million, at which time such restricted shares would vest.

In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in former President and Chief Operating Officer Edward Glickman's employment agreement were triggered that caused us to record a provision for employee separation expense. We recorded $3.5 million and $4.0 million of employee separation expense related to Mr. Glickman in the three and nine months ended September 30, 2012, respectively.

Interest Expense

Interest expense decreased by $6.5 million, or 22%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was primarily due to a $7.3 million decrease due to a lower weighted average debt balance and a lower applicable stated interest rates, partially offset by a $0.7 million loss on hedge ineffectiveness. Our weighted average effective borrowing rate was 5.59% for the three months ended September 30, 2013 compared to 6.17% for the three months ended September 30, 2012. Our weighted average debt balance was $1,651.6 million for the three months ended September 30, 2013 compared to $1,966.2 million for the three months ended September 30, 2012. The decrease in our weighted average debt balance is primarily due to the application of the net proceeds of our Series B preferred share issuance in 2012 and our common share issuance in May 2013.

Interest expense decreased by $13.0 million, or 14%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was primarily due to a $17.5 million decrease as a result of a lower weighted average debt balance and lower applicable stated interest rates, partially offset by a net loss on hedge ineffectiveness of $3.4 million and a $1.1 million increase in accelerated amortization of deferred financing costs related to the repayment of our 2010 Credit Facility and the repayment of the Jacksonville mortgage loan. Of that $3.4 million net loss on hedge ineffectiveness, $2.9 million related to a forward starting swap that was cash settled in 2008 was determined to be ineffective in connection with the repayment of the mortgage loan on Jacksonville Mall in May 2013. Our weighted average effective borrowing rate was 5.74% for the nine months ended September 30, 2013 compared to 6.06% for the nine months ended September 30, 2012. Our weighted average debt balance was $1,757.1 million for the nine months ended September 30, 2013 compared to $2,045.6 million for the nine months ended September 30, 2012. The decrease in our weighted average debt balance is primarily due to the application of the net proceeds of our two preferred share issuances in 2012 and our common share issuance in May 2013.

Impairment of assets

As further described above and in note 2 to the notes to our unaudited consolidated financial statements, in September 2013, we recorded impairment of assets of $23.7 million on Chambersburg Mall in Chambersburg, Pennsylvania and $6.3 million on North Hanover Mall in Hanover, Pennsylvania.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Christiana Center and Commons at Magnolia that were sold in 2013.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

(in thousands of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating results of:
Christiana Center	$288	$347	$1,609	$1,186
Orlando Fashion Square	—	439	150	626
Paxton Towne Centre	—	299	(121)	816
Commons at Magnolia	140	135	495	378
Phillipsburg Mall	—	(135)	(51)	(172)
Operating results from discontinued operations	428	1,085	2,082	2,834
Gains on sales of discontinued operations	45,097	—	78,351	—
Income from discontinued operations	$45,525	$1,085	$80,433	$2,834

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $45.1 million in the three months ended September 30, 2013 due to a $40.9 million gain on the sale of Christiana Center in September 2013 and a $4.2 million gain on the sale of Commons at Magnolia, also in September 2013.

Gain on sales of discontinued operations were $78.4 million in the nine months ended September 30, 2013 due to a $32.7 million gain on the sale of Paxton Towne Centre in January 2013, a $0.6 million gain on the sale of Orlando Fashion Square in February 2013, a $40.9 million gain on the sale of Christiana Center in September 2013 and a $4.2 million gain on the sale of the Commons at Magnolia, also in September 2013.

There were no gains on sales of discontinued operations in the three and nine months ended September 30, 2012.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2013 and 2012 to show the effect of provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, such as provision for employee separation expense, accelerated amortization of deferred financing costs and gain or loss on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended September 30, 2013 and 2012:

(in thousands of dollars, except per share amounts)	Three Months Ended September 30, 2013	% Change 2012 to 2013	Three Months Ended September 30, 2012
Funds from operations	$31,244	55%	$20,132
Provision for employee separation expense	—	(100)%	4,958
Accelerated amortization of deferred financing costs	50	N/A	—
Loss on hedge ineffectiveness	727	N/A	—
Funds from operations, as adjusted	$32,021	28%	$25,090
Funds from operations per diluted share and OP Unit	$0.44	29%	$0.34
Funds from operations per diluted share and OP Unit, as adjusted	$0.45	5%	$0.43

Weighted average number of shares outstanding	67,579		55,190
Weighted average effect of full conversion of OP Units	2,136		2,302
Effect of common share equivalents	825		982
Total weighted average shares outstanding, including OP Units	70,540		58,474

FFO was $31.2 million for the three months ended September 30, 2013, an increase of $11.1 million, or 55%, compared to $20.1 million for the three months ended September 30, 2012. This increase was primarily due to:

•
a decrease in interest expense of $8.0 million (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates;

•	a decrease of $5.0 million in provision for employee separation expense;

•	an increase of $1.3 million in Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”);

•	an increase of $1.1 million in NOI from 907 Market Street, which was acquired in April 2013; and

•	a decrease of $0.6 million in general and administrative expenses; partially offset by

•	a decrease of $3.0 million in NOI from properties in discontinued operations;

•
an increase of $1.6 million in preferred dividends paid resulting from the Series B Preferred Shares issued in October 2012 that were not issued and outstanding during the three months ended September 30, 2012; and

•	an increase of $0.7 million in interest expense primarily due to net loss on hedge ineffectiveness that was recorded in interest expense.
FFO per diluted share increased by $0.10 per share to $0.44 per share for the three months ended September 30, 2013, compared to $0.34 per share for the three months ended September 30, 2012. FFO per diluted share increased by $0.19 per share due to the $11.1 million increase in FFO, partially offset by a decrease of $0.09 per share primarily due to the weighted average effect of 11,500,000 common shares issued in May 2013.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the nine months ended September 30, 2013 and 2012:

(in thousands of dollars, except per share amounts)	Nine Months Ended September 30, 2013	% Change 2012 to 2013	Nine Months Ended September 30, 2012
Funds from operations	$79,387	20%	$65,932
Provision for employee separation expense	2,314	(60)%	5,754
Accelerated amortization of deferred financing costs	1,076	N/A	—
Loss on hedge ineffectiveness	3,409	N/A	—
Funds from operations, as adjusted	$86,186	20%	$71,686
Funds from operations per diluted share and OP Unit	$1.21	7%	$1.13
Funds from operations per diluted share and OP Unit, as adjusted	$1.32	7%	$1.23

Weighted average number of shares outstanding	62,330		55,081
Weighted average effect of full conversion of OP Units	2,215		2,313
Effect of common share equivalents	851		1,017
Total weighted average shares outstanding, including OP Units	65,396		58,411

FFO was $79.4 million for the nine months ended September 30, 2013, an increase of $13.5 million, or 20%, compared to $65.9 million for the nine months ended September 30, 2012. This increase primarily was due to:

•
a decrease of $18.9 million in interest expense (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates;

•	an increase of $5.4 million in Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”);

•	an decrease of $3.5 million in provision for employee separation expense;

•	a decrease of $2.2 million in general and administrative expenses; and

•	an increase of $2.1 million in NOI from 907 Market Street, which was acquired in April 2013; partially offset by

•	an increase of $7.7 million in preferred dividends paid resulting from the Series A Preferred shares issued in April 2012 and the Series B Preferred Shares issued in October 2012;

•	a decrease of $7.4 million in NOI related to properties in discontinued operations;

•	an increase of $3.4 million in interest expense due to net loss on hedge ineffectiveness that was recorded in interest expense; and

•	an increase of $1.1 million of accelerated deferred financing costs primarily related to the permanent repayment of the 2010 Term Loan in 2013.
FFO per diluted share increased $0.08 per share to $1.21 per share for the nine months ended September 30, 2013, compared to $1.13 per share for the nine months ended September 30, 2012. FFO per diluted share increased by $0.23 per share due to the

$13.5 million increase in FFO, offset by a decrease of $0.15 per share primarily due to the weighted average effect of the 11,500,000 common shares issued in May 2013 and other common share issuances since January 1, 2012.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	Three Months Ended September 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$108,278	$9,980	$1,427	$119,685
Operating expenses	(48,698)	(2,971)	(443)	(52,112)
Net operating income (NOI)	59,580	7,009	984	67,573
General and administrative expenses	(8,116)	—	—	(8,116)
Other income	3,208	—	—	3,208
Project costs and other expenses	(462)	—	—	(462)
Interest expense, net	(23,477)	(2,773)	(494)	(26,744)
Depreciation of non real estate assets	(253)	—	—	(253)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	26,518	4,236	490	31,244
Depreciation of real estate assets	(35,800)	(1,891)	(62)	(37,753)
Equity in income of partnerships	2,345	(2,345)	—	—
Impairment of assets	(29,966)	—	—	(29,966)
Operating results from discontinued operations	428	—	(428)	—
Gain on sale of discontinued operations	45,097	—	—	45,097
Preferred share dividends	3,962	—	—	3,962
Net income	$12,584	$—	$—	$12,584

	Three Months Ended September 30, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$102,848	$9,668	$7,027	$119,543
Operating expenses	(45,620)	(2,845)	(2,983)	(51,448)
Net operating income (NOI)	57,228	6,823	4,044	68,095
General and administrative expenses	(8,694)	—	—	(8,694)
Provision for employee separation expense	(4,958)	—	—	(4,958)
Other income	2,608	—	—	2,608
Project costs and other expenses	(380)	(1)	—	(381)
Interest expense, net	(29,996)	(2,813)	(1,101)	(33,910)
Depreciation of non real estate assets	(256)	—	—	(256)
Preferred share dividends	(2,372)	—	—	(2,372)
Funds from operations (FFO)	13,180	4,009	2,943	20,132
Depreciation of real estate assets	(31,662)	(1,845)	(1,858)	(35,365)
Equity in income of partnerships	2,164	(2,164)	—	—
Operating results from discontinued operations	1,085	—	(1,085)	—
Preferred share dividends	2,372	—	—	2,372
Net loss	$(12,861)	$—	$—	$(12,861)

	Nine Months Ended September 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$317,395	$29,683	$6,221	$353,299
Operating expenses	(137,463)	(8,768)	(2,170)	(148,401)
Net operating income (NOI)	179,932	20,915	4,051	204,898
General and administrative expenses	(26,578)	—	—	(26,578)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	5,491	—	—	5,491
Project costs and other expenses	(862)	—	—	(862)
Interest expense, net	(78,503)	(8,305)	(1,753)	(88,561)
Depreciation of non real estate assets	(801)	—	—	(801)
Preferred share dividends	(11,886)	—	—	(11,886)
Funds from operations (FFO)	64,479	12,610	2,298	79,387
Depreciation of real estate assets	(104,531)	(5,529)	(216)	(110,276)
Equity in income of partnerships	7,081	(7,081)	—	—
Impairment of assets	(29,966)	—	—	(29,966)
Operating results from discontinued operations	2,082	—	(2,082)	—
Gain on sale of discontinued operations	78,351	—	—	78,351
Preferred share dividends	11,886	—	—	11,886
Net income	$29,382	$—	$—	$29,382

	Nine Months Ended September 30, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$305,133	$28,506	$21,048	$354,687
Operating expenses	(131,897)	(8,409)	(9,521)	(149,827)
Net operating income (NOI)	173,236	20,097	11,527	204,860
General and administrative expenses	(28,818)	—	—	(28,818)
Provision for employee separation expense	(5,754)	—	—	(5,754)
Other income	4,254	—	—	4,254
Project costs and other expenses	(777)	(1)	—	(778)
Interest expense, net	(91,531)	(8,449)	(3,031)	(103,011)
Depreciation of non real estate assets	(604)	—	—	(604)
Preferred share dividends	(4,217)	—	—	(4,217)
Funds from operations (FFO)	45,789	11,647	8,496	65,932
Depreciation of real estate assets	(94,628)	(5,537)	(5,662)	(105,827)
Equity in income of partnerships	6,110	(6,110)	—	—
Operating results from discontinued operations	2,834	—	(2,834)	—
Preferred share dividends	4,217	—	—	4,217
Net loss	$(35,678)	$—	$—	$(35,678)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first nine months of 2013 were $47.8 million, based on distributions of $1.5468 per Series A Preferred Share, $1.3827 per Series B Preferred Share and $0.54 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•
adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit, capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

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

2013 Revolving Facility

On April 17, 2013, PREIT, PREIT Associates and PRI (collectively, the “Borrower” or “we”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of September 30, 2013, $90.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $310.0 million. In October 2013, we borrowed an additional $70.0 million, which was used in the October 2013 repayment of the mortgage loan secured by Exton Square Mall and for other working capital purposes. Following this borrowing, there was $160.0 million outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $240.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of September 30, 2013 was 1.88%. Interest expense related to the 2013 Revolving Facility was $0.6 million and $1.3 million for the three and nine months ended September 30, 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million and $0.8 million for the three and nine months ended September 30, 2013.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at September 30, 2013 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

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

The Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No increase to the maximum amount available under the 2013 Revolving Facility has been exercised by the Borrower.

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

As of September 30, 2013, the Borrower was in compliance with all such financial covenants.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may have been extended.

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

Interest Rate Derivative Agreements

As of September 30, 2013, we had entered into six interest rate swap agreements with a weighted average interest rate of 2.54% on a notional amount of $198.8 million maturing on various dates through January 1, 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018.

We entered into these interest rate swap agreements (including the forward starting swap agreements) in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of September 30, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.0 million. If we had breached any of the default provisions in these agreements as of September 30, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.3 million. We had not breached any of the provisions as of September 30, 2013.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
 _________________________

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million based on certain prescribed conditions.

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

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million September 2011 and $12.0 million in September 2013. The mortgage loan was amended in September 2013 to extend the maturity date to September 2014.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan plus accrued interest on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.5 million from available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 from our 2013 Revolving Facility and $21.3 million from available working capital.

In September 2013, we repaid a $65.0 million mortgage loan on Wyoming Valley Mall in Wilkes-Barre, Pennsylvania using $65.0 million from our 2013 Revolving Facility.

In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $60.0 million from our 2013 Revolving Facility and $6.9 million from available working capital.

Mortgage Loans

Our mortgage loans, which are secured by 19 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.31% at September 30, 2013. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.68% at September 30, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.88% at September 30, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2013:

	Payments by Period
(in thousands of dollars)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Principal payments	$116,225	$4,277	$39,142	$23,308	$49,498
Balloon payments (1)(2)	1,421,877	—	388,532	393,745	639,600
Total	$1,538,102	$4,277	$427,674	$417,053	$689,098
 _________________________

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

(2)	In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2013 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Mortgage loans (1)	$1,538,102	$4,277	$427,674	$417,053	$689,098
2013 Revolving Facility	90,000	—	—	90,000	—
Interest on indebtedness (2)(3)	389,717	20,458	144,738	79,172	145,349
Operating leases	9,293	491	3,504	2,821	2,477
Ground leases	41,961	137	1,116	1,095	39,613
Development and redevelopment commitments (4)	10,075	9,716	359	—	—
Total	$2,079,148	$35,079	$577,391	$590,141	$876,537
_________________________

(1)	In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall.

(2)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.

(3)	Includes amounts for the Exton Square Mall mortgage loan, which was repaid in October 2013.

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

CASH FLOWS

Net cash provided by operating activities totaled $84.5 million for the nine months ended September 30, 2013 compared to $76.9 million for the nine months ended September 30, 2012. This increase in cash from operating activities is primarily due to the reduction of cash paid for interest in the first nine months of 2013.

Cash flows provided by investing activities were $61.2 million for the nine months ended September 30, 2013 compared to cash flows used in investing activities of $62.6 million for the nine months ended September 30, 2012. Investing activities for the first nine months of 2013 reflected $173.3 million in proceeds from the sales of real estate, including Christiana Center, Commons at Magnolia, Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square and a condominium interest at Voorhees Town Center. Cash flows provided by investing activities for the nine months ended September 30, 2013 were offset by $60.9 million used to acquire a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania (907 Market Street), investment in construction in progress of $24.5 million and real estate improvements of $25.2 million, primarily related to ongoing improvements at our properties. Investing activities for the first nine months of 2012 reflected investment in construction in progress of $32.0 million and real estate improvements of $24.3 million.

Cash flows used in financing activities were $154.8 million for the nine months ended September 30, 2013 compared to cash flows used in financing activities of $9.8 million for the nine months ended September 30, 2012. Cash flows used in financing activities for the first nine months of 2013 included a $182.0 million repayment of the 2010 Term Loan, a $50.0 million repayment of the mortgage loan on Paxton Towne Centre in conjunction with its sale, a $53.2 million repayment of the mortgage loan on Moorestown Mall, a $56.3 million repayment of the mortgage loan on Jacksonville Mall, a $65.0 million repayment of the mortgage loan on Wyoming Valley Mall, and a $12.0 million paydown of the mortgage loan on Logan Valley Mall. Cash flows from financing activities for the nine months ended September 30, 2013 included $220.3 million in net proceeds from the issuance of common shares, $90.0 million in net borrowings from the 2013 Revolving Facility, $18.7 million in net proceeds from the new mortgage loan on Dartmouth Mall and additional borrowings under the mortgage loans secured by Francis Scott Key Mall and Lycoming Mall, partially offset by dividends and distributions of $47.8 million, and principal installments on mortgage loans of $12.7 million. Cash flows used in financing activities for the nine months ended September 30, 2012 included the repayment of exchangeable notes of $136.9 million, dividends and distributions of $31.7 million, principal installments on mortgage loans of $15.7 million and a net $80.0 million paydown of the 2010 Revolving Facility. We also received $110.9 million in net proceeds from the issuance of Series A Preferred Shares and $467.8 million from mortgage loans on Capital City Mall, Cherry Hill Mall, Cumberland Mall and Christiana Center in the nine months ended September 30, 2012.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2013, our consolidated debt portfolio consisted primarily of $90.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 1.88%, and $1,538.1 million in fixed and variable rate mortgage loans.

Our mortgage loans, which are secured by 19 of our consolidated properties, are due in installments over various terms extending to the year 2032. The balances of the fixed rate mortgage loans have interest rates that range from 3.90% to 9.36% and had a weighted average interest rate of 5.31% at September 30, 2013. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.68% at September 30, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.88% at September 30, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2013	$3,888	5.51%	$389		2.65%
2014	$82,913	5.87%	$52,590		2.30%
2015	$290,516	5.75%	$1,655		2.65%
2016	$230,133	5.38%	$115,726	(2)	2.03%
2017 and thereafter	$679,542	5.19%	$170,750		3.07%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2013.

(2)	Includes 2013 Revolving Facility borrowings of $90.0 million with a weighted average interest rate of 1.88% as of September 30, 2013.

As of September 30, 2013, we had $341.1 million of variable rate debt. Also, as of September 30, 2013, we had entered into six interest rate swap agreements with an aggregate weighted average interest rate of 2.54% on a notional amount of $198.8 million maturing on various dates through January 1, 2018, and two forward starting interest rate swap agreements with a weighted average interest rate of 1.12% on a notional amount of $103.0 million maturing in January 2018. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2013 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $51.8 million at September 30, 2013. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $59.1 million at September 30, 2013. Based on the variable rate debt included in our debt portfolio at September 30, 2013, a 100 basis point increase in interest rates would have resulted in an additional $1.4 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.4 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2013 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2013	—	$—	—	$—
August 1—August 31, 2013	—	—	—	—
September 1—September 30, 2013	—	—	—	—
Total	—	$—	—	$—

On September 24, 2013, we issued 7,000 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates, L.P. The shares were issued under exemptions provided by Section 4(a)(2) of the Securities Act of 1933 as transactions not involving a public offering.

ITEM 6.  EXHIBITS.

10.1	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT's Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

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
Date: October 30, 2013
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

101***
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.