Form 10-Q/A
period 2013-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-02-12
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q/A
____________________________________________________
(Amendment No. 1)

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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 25, 2013: 68,202,291

Explanatory Note

Pennsylvania Real Estate Investment Trust (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Form 10-Q”), which the Company originally filed with the Securities and Exchange Commission on October 30, 2013. This Amendment amends the Form 10-Q to include Exhibits 31 and 32, which were inadvertently omitted from the transmission of the original filing due to a technological error. The certification process had been completed and the certifications themselves had been executed prior to the filing of the original Form 10-Q. Except as described above, this Amendment does not amend or modify any of the other information included in the original Form 10-Q, nor does it modify or update any information included in the original Form 10-Q to reflect any events, developments or results that occurred subsequent to October 30, 2013. Pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, new certifications dated as of the date hereof by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment.

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

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
Date: February 12, 2014
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

101***
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.