Form 10-K
period 2013-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-02-28
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6300
_________________________________________________________
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)
_________________________________________________________

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 875-0700
_________________________________________________________
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
_________________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2013, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1,232.3 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 25, 2014, 68,411,463 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2013, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2013 Revolving Facility and our 2014 Term Loans;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our short and long-term liquidity position;

•
current economic conditions and their effect on employment and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	the effects of online shopping and other uses of technology on, and by competitors of, our retail tenants;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	risks related to development and redevelopment activities;

•	inability to sell properties that we seek to dispose of or the inability to obtain estimated sale prices;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	increases in operating costs that cannot be passed on to tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors; and

•	potential dilution from any capital raising transactions or other equity issuances.

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
We currently own interests in 43 retail properties, of which 40 are operating properties and three are development properties. The 40 operating properties, which are classified in continuing operations, include 35 enclosed malls and five power and strip centers, have a total of 30.4 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.6 million square feet at these properties (excluding space owned by anchors).
There are 33 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 25.8 million square feet, of which we own 20.5 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.
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
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, development and disposition of enclosed malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings, drug stores, electronics and books/music/movies, among other things.
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
The largest mall in our retail portfolio is 1.4 million square feet and contains 108 stores, and the smallest is 0.4 million square feet and contains 46 stores. The power and strip centers in our retail portfolio range from 285,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2013, 80% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur on one or two occasions during the term, ranged from 1.3% to 215.0% with approximately 90% of the increases ranging from 2% to 5%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
Also, the majority of our leases provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is traditionally related to the tenant’s pro rata share of space at the property. As discussed below, we have begun to shift the provision in our leases that addresses these items to be a fixed amount, which gives greater predictability to tenants.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our current property strategic plans, remerchandising programs and non-core property disposition program is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property.
RECENT DEVELOPMENTS
Operating Performance
For the year ended December 31, 2013, we demonstrated progress over 2012 in a number of our key operating metrics.
Same Store net operating income (“Same Store NOI”), a non-GAAP measure, excluding lease termination revenue increased 2.7% compared to 2012. Same store NOI increased 2.6% over the prior year.
Funds From Operations (“FFO”) as adjusted, a non-GAAP measure, increased 19.6% from the prior year, and FFO as adjusted per share increased 4.9% over 2012, due in part to the effects of an underwritten public offering of common shares. Adjustments included employee separation expense, hedging loss and accelerated amortization of financing costs.
Net income was $37.2 million, an increase of $79.8 million compared to a net loss for 2012 of $42.6 million, primarily as a result of gains on sales and decreased interest expense.
Retail portfolio occupancy at year end was 95.0%, an increase of 60 basis points. Non anchor occupancy was 93.5%, an increase of 150 basis points. Same store mall occupancy was 95.0%, an increase of 60 basis points.
Seven properties generated sales per square foot in excess of $400, including consolidated and unconsolidated properties, up from six in 2012. Sales per square foot at our mall properties were $380, essentially unchanged from 2012, including consolidated and unconsolidated properties.
Renewal spreads increased 4.3% for leases under 10,000 square feet. Renewal spreads increased 1.2% for all leases. Average gross rent increased 3.1%.
Since 2012, our Board of Trustees has raised the dividend on common shares by 25%.
Descriptions of each non-GAAP measure mentioned above and the related reconciliation to the comparable GAAP measures are located in "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures."
Portfolio Stratification. As discussed in our 2012 Form 10-K for 2012 sales, when listing our malls in order by individual property 2013 sales per square foot, there is a group of six malls at the top of that list that collectively had an average sales per square foot of $526, average non anchor occupancy of 97.1% and that contributed approximately 32.5% of our net operating income ("NOI") in 2013. This “premier” group includes such properties as Cherry Hill Mall in Cherry Hill, New Jersey and Willow Grove Park in suburban Philadelphia, Pennsylvania.
The next 18 properties on the list are a collection of solidly performing properties that had an average sales per square foot of $356, average non anchor occupancy of 93.5% and contributed approximately 47.2% of our NOI in 2013. This “core growth” group includes such properties as Capital City Mall near Harrisburg, Pennsylvania and Valley Mall in Hagerstown, Maryland.
The next eight properties on the list, which exhibit moderate performance, had 2013 average sales per square foot of $266, non anchor occupancy of 90.3% and contributed 11.2% of our NOI in 2013, and, we believe, present opportunities for improvement. This “opportunistic” group includes such properties as Lycoming Mall near Williamsport, Pennsylvania and New River Valley Mall in Christiansburg, Virginia.
The remaining three mall properties (Nittany Mall in State College, Pennsylvania, North Hanover Mall in Hanover, Pennsylvania and South Mall in Allentown, Pennsylvania) constitute “non-core” properties and contributed 2.9% of our NOI in 2013. As discussed below, we sold three mall properties and three power and strip centers that were non-core properties in 2013, and we have undertaken efforts to dispose of these other three non-core properties.

Our portfolio also includes five power and strip centers. These power and strip centers had total occupancy of 95.0%, and contributed approximately 4.0% of our NOI in 2013. The balance of our 2013 NOI came mostly from properties we sold during the year.
Financing Activity
Leverage. As of December 31, 2013, our ratio of Total Liabilities to Gross Asset Value under our 2013 Revolving Facility was 48.36%, down significantly from 62.44% at the end of 2012, and 66.87% at the end of 2011. This decrease was a result of certain transactions completed in 2013 and certain other actions, as described below.
2013 Unsecured Revolving Facility. In April, we entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and other financial institutions for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing $250.0 million secured 2010 Credit Facility. The 2013 Revolving Facility provides for reduced interest rate margins at various leverage levels, a longer term until maturity and the use of lower capitalization rates in determining leverage for those properties meeting certain sales criteria.
Common Share Offering. In May 2013, we issued 11,500,000 common shares in a public offering at $20.00 per share, near our high price for the year. We received net proceeds from the offering of $220.5 million, after deducting payment of the underwriting discount and offering expenses. We used a portion of the net proceeds from this offering to repay all $192.5 million of then-outstanding borrowings under our 2013 Revolving Facility.
2014 Unsecured Term Loans. In January 2014, we entered into two senior unsecured term loans for an aggregate amount of $250.0 million. We entered into a 5 Year Term Loan Agreement with Wells Fargo Bank, National Association, U.S. Bank National Association and other financial institutions, for $150.0 million, which may be expanded to $300.0 million, and a 7 Year Term Loan Agreement with Wells Fargo Bank, National Association, Capital One, National Association and other financial institutions, for $100.0 million, which may be expanded to $200.0 million (collectively, the “2014 Term Loans”). We made initial borrowings of $100.0 million under the 5 Year Term Loan Agreement and $30.0 million under the 7 Year Term Loan Agreement, and used the proceeds to repay the $130.0 million then-outstanding balance under our 2013 Revolving Facility.
Mortgage Loan Activity. In 2013, we completed $291.1 million of mortgage loan financings relating to five properties at a weighted average interest rate of 4.26%, a 127 basis point reduction versus the average interest rate on the previous mortgage loans on these properties, and yielding approximately $31.7 million in proceeds. The following table presents the mortgage loans that we have entered into or extended since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall(5)	78.0	5.17% fixed	December 2023

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million subject to certain prescribed conditions.

(3)
The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. We borrowed an additional $2.1 million to bring the total amount financed to $35.5 million.

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014.

(5)	Interest only payments until March 2015. Principal and interest payments commencing in April 2015.

Also in 2013, we repaid in full an aggregate of $218.6 million of mortgage loans secured by four of our properties. These properties are currently unencumbered.
Repayment of Debt Using Sale Proceeds. In 2013, we sold two power centers, as described below, yielding net proceeds that we generally used to repay outstanding borrowings under various debt agreements.
Recent Dispositions and Acquisition
In continuing to execute our strategy of elevating the quality of our portfolio, in 2013 we disposed of three non-core mall properties, we acquired one property and we also realized the value of three of our power and strip center properties by selling them.
Dispositions. The table below presents our dispositions since January 1, 2013:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price (in millions)	Gain/ (Loss)
				(in millions of dollars)
January	Phillipsburg Mall, Phillipsburg, New Jersey	Mall(1)	9.8%	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania	Power center(2)(3)	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida	Mall(4)	9.8%	35.0	0.7
September	Commons at Magnolia, Florence, South Carolina	Strip Center(5)	8.9%	12.3	4.3
	Christiana Center, Newark, Delaware	Power Center(2)(5)(6)	6.5%	75.0	40.8
November	Chambersburg Mall, Chambersburg, Pennsylvania	Mall(7)	NM (8)	8.5	—

(1)	We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this collateral property, which secured a portion of our 2010 Credit Facility.

(2)	We divested goodwill of $0.7 million and $0.8 million in connection with the dispositions of Paxton Towne Centre and Christiana Center, respectively.

(3)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property.

(4)
We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this collateral property, which secured a portion of our 2010 Credit Facility.

(5)
We used combined proceeds from the sales of these properties to repay $35.0 million of amounts outstanding under our 2013 Revolving Facility, and we used the remaining proceeds for general corporate purposes.

(6)	The buyer of this property assumed the $49.2 million mortgage loan secured by this property.

(7)	In the third quarter of 2013, we recorded a loss on impairment of assets at Chambersburg Mall of $23.7 million. We used proceeds from the sale of this property for general corporate purposes.

(8)	The capitalization rate was not meaningful in the context of this transaction.

In addition, in September 2013, we sold a condominium interest in connection with a ground lease located at Voorhees Town Center in Voorhees, New Jersey for $10.5 million.
Acquisition. In April 2013, we acquired a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania for $59.6 million, representing a capitalization rate of approximately 5.7%. In January 2014, the main tenant of the building announced that it is closing its store in the first half of 2014.
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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•	Raising the overall level of quality of the assets in our portfolio;

•	Improving the operating results of our properties;

•	Taking steps to position the Company for future growth opportunities; and

•	Improving our balance sheet by reducing debt and leverage, and maintaining a solid liquidity position.
Raising the Overall Level of Quality of the Assets in Our Portfolio
A key element of our strategy is to elevate the overall level of quality of our portfolio. We intend to accomplish this by enhancing the value of some of the properties (most of which are in our core growth group), as well as by disposing of lower productivity non-core properties.
Mall-Specific Plans. We believe that certain of our properties, including ones which are in trade areas around major cities or are leading properties in secondary markets, can benefit from strategic remerchandising strategies. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets, such as adding restaurants, making fashion and certain fashion categories the focus of the retailers at the property, and relocating and right-sizing certain stores. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at the property. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and net operating income. In 2013, we developed specific plans for substantially all of our core growth properties, and began or continued to execute and deliver on these plans, with notable progress at malls such as Moorestown Mall, Viewmont Mall and Washington Crown Center.
Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. In particular, we are striving to add the restaurants of recognized chefs or dining options with unique concepts, as studies indicate that mall restaurant customers spend more and stay on the property longer. We also seek to add first-to-market tenants, entertainment options, beauty and fashion purveyors, and unique tenants like a popular upscale flea market, as well as providing amenities like children’s play areas and mall shopping smartphone apps.
Portfolio Actions. Another avenue for raising the level of quality of our portfolio is to dispose of certain non-core assets, which have sales productivity or occupancy below the average for our portfolio. In January and February 2013, we sold Phillipsburg Mall and Orlando Fashion Square, respectively. In November 2013, we sold Chambersburg Mall. We are also seeking to sell a small number of other malls. We anticipate that the proposed disposition of these lower-performing properties, together with the property sales that have already closed, will result in improved operating metrics of the remaining collection of assets (other things being equal), which are measures of the quality of our portfolio. As discussed below under “—Improving the Operating Results of Our Properties,” we believe that this will also aid our bargaining position in lease negotiations and potentially help increase rental rates.
Improving the Operating Results of Our Properties
We aim to improve the overall performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non anchor and total occupancy in our properties. In connection with the remerchandising plans at several of our properties described above in “—Raising the Overall Level of Quality of the Assets in Our Portfolio,” we are seeking or have obtained tenants for remerchandised space and for new space of different types such as pads or kiosks, and we are also seeking tenants that have not previously been prevalent at our mall properties. In addition, following our completed redevelopments of several properties in recent years, we gave high priority to our efforts to lease the available space at those assets, and have secured a number of new and renewal tenants to help increase or maintain occupancy at the redeveloped properties and throughout our portfolio. In connection with these efforts, over the past two years, non anchor occupancy at our malls increased by 290 basis points and total occupancy increased by 180 basis points.
Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We have added experienced new members to our team of veteran leasing representatives. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates.
Rental Rates. For the year ended December 31, 2013, we generated sales per square foot of $380 from our properties, essentially consistent with the prior year level and higher than the $373 generated in 2011 and the $358 generated in 2010. This improved level has helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in sales per square foot over the past few years by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. In 2013, renewal spreads increased 4.3% on leases under 10,000 square feet. More than half of the near-term lease expirations in our portfolio are in the premier and core growth groups of properties. Hence, we believe that there is a meaningful opportunity to increase rent and replace underperforming tenants at these properties, and potentially to increase their NOI and net asset values.
As discussed above in “—Raising the Overall Level of Quality of the Assets in Our Portfolio,” we have sold three non-core malls in 2013 and are seeking to dispose of certain other non-core malls with lower sales productivity. We believe that the disposition of these less productive malls will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them.
Specialty Leasing and Partnership Marketing. Some space at our properties might be available for a shorter period of time, pending a lease with a permanent tenant or in connection with a redevelopment. We strive to manage the use of this space through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period when a space is not subject to a longer term lease.
In 2012 and 2013, we accelerated our efforts to generate ancillary revenue (such as sponsorship marketing revenue and promotional income) from the properties in our portfolio. In 2013, we have added further resources to this function, and we believe that increased efforts in this area can enable us to increase the proportion of net operating income derived from ancillary revenue.
Operating Expenses and CAM Charges. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash. These contracts provide reasonable control, certainty and predictability. For example, we renegotiated our security contract in 2013 to better control our operating expenses in the future. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, thereby reducing operating expenses, and we expect to continue with this approach. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
With respect to CAM charges, we have continued to offer tenants an option of fixed CAM, in contrast to the traditional pro rata CAM. Fixed CAM, while shifting some risk to us as landlord, can offer tenants increased predictability of their costs, decrease the number of items to be negotiated in a lease thus speeding lease execution, and reduce the need for detailed CAM billings, reconciliations and collections. It will take several years for all tenants of our properties to be subject to leases with a fixed CAM provision, but we believe there is an opportunity for costs to be reduced.
Taking Steps to Position the Company for Future Growth Opportunities
We are taking steps to position the Company to generate future growth. We have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with proposals to acquire properties and to redevelop properties or to reposition properties with a mix of uses.
External Opportunities. We seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property. Depending on the nature of the acquisition opportunity, we might involve a partner. Taking advantage of any such opportunities will likely involve some use of debt or equity capital.

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
Organic Opportunities. We might also seek to increase the potential value of properties in our portfolio and to maintain or enhance their competitive positions by redeveloping them in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs that include the elements described above under “—Improving the Operating Results of Our Properties,” and usually require some use of capital. To assist in these efforts, in 2013 we added an experienced senior development professional to our team.
In 2013, we acquired a building at 907 Market Street in Philadelphia, Pennsylvania that is located adjacent to The Gallery at Market East, which we own. This building was the last remaining major parcel that we did not already control along three city blocks on Market Street in Center City Philadelphia between City Hall, Reading Terminal Market, the Convention Center and the Historic District. We have begun researching and analyzing possible strategies and plans for redeveloping this group of properties. While there are several complex aspects to a redevelopment of this scale and with these unique attributes, we believe that this organic opportunity has significant potential for value creation.
In addition, we look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as entertainment, education, health care, government and child care, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. Such uses will, we believe, increase traffic and enable us to generate additional revenue and grow the value of the property.
Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity
Leverage. As discussed above under “—Recent Developments —Financing Activity,” in 2013, we reduced our ratio of Total Liabilities to Gross Asset Value as defined under the 2013 Revolving Facility to 48.36% following certain transactions and events, including: our entry into the 2013 Revolving Facility, a common equity offering, the sale of certain properties with application of the net proceeds to debt repayment, and the refinancing of several mortgage loans with the use of proceeds for debt repayment. As a result, we believe that our leverage is more in line with peer companies in our market segment.
We continue to contemplate ways to reduce our leverage further through a variety of means available to us. These means might include selling properties or interests in properties with values in excess of their mortgage loans and applying any excess proceeds to debt reduction; issuing common or preferred equity or equity-related securities if market conditions are favorable; entering into joint ventures or other partnerships or arrangements involving our contribution of assets; or through other actions. We are also striving to reduce further our ratio of Total Liabilities to Gross Asset Value by increasing our Gross Asset Value through improving our operating performance. See “—Improving the Operating Results of Our Properties.”
Mortgage Loan Refinancings and Repayments. In addition, we might pursue opportunities to make favorable changes to individual mortgage loans on our properties. When we refinance such loans, we might seek a new term, better rates and excess proceeds. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements. As we did in 2013, we might again seek to repay certain mortgage loans in full in order to unencumber the associated properties, which enables us to increase our pool of unencumbered assets and provide greater financial flexibility or support additional financing, like the unsecured 2013 Revolving Facility and the unsecured 2014 Term Loans.
Deployment of Capital. As discussed above under “—Taking Steps to Position the Company for Future Growth Opportunities,” our external and organic growth opportunities might require the use of capital, including debt or equity capital.
Liquidity. As of December 31, 2013, our balance sheet reflected $34.2 million in cash and cash equivalents. In addition, as of January 8, 2014, the 2013 Revolving Facility had the maximum availability of $400.0 million. We believe that our net cash provided by operations, together with the available credit under the 2013 Revolving Facility and the 2014 Term Loans, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.
Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes.
CAPITAL STRATEGY
In support of the business strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity and debt investors and joint venture partners) and funding vehicles (including mortgage loans, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.
In the past year, as discussed above, we entered into a number of new mortgage loans, repaid other mortgage loans, issued common equity in a public offering and entered into a new unsecured revolving facility and two unsecured term loans.
Through the end of 2014, one mortgage loan with a balance of $51.0 million secured by a consolidated property is scheduled to mature, but we expect to be able to extend the maturity date pursuant to the applicable loan agreement, subject to lender approval. Three mortgage loans with an aggregate balance of $283.7 million secured by consolidated properties are scheduled to mature in 2015, and we expect to be able to refinance these mortgage loans. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. See “Item 1A. Risk Factors” and “—Business Strategy—Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity.”

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

In April 2013, we entered into the 2013 Revolving Facility, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced our prior $250.0 million secured credit facility. In January 2014, we entered into two senior unsecured term loans for an aggregate amount of $250.0 million, a five year agreement for a $150.0 million facility, expandable to $300.0 million, and a seven year agreement for a $100.0 million facility, expandable to $200.0 million. During the term of the 2013 Revolving Facility and the 2014 Term Loans, certain covenants and provisions might restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy.

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
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2013, held a 97.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the properties ranges from 40% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
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

COMPETITION
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store and other tenants. We also compete to acquire land for new site development or to add to our existing properties. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail channels or formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our Credit Agreements, lead us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might affect occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites or sites adjacent to our properties, including institutional pension funds, other REITs and other owner-operators of retail properties. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

EMPLOYEES
We had 610 employees at our properties and in our corporate office as of December 31, 2013. None of our employees are represented by a labor union.
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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2013, we had an aggregate consolidated indebtedness of $1,632.7 million, the majority of which represented mortgage loans secured by our properties. As of December 31, 2013, $130.0 million was outstanding under the 2013 Revolving Facility. In 2013, we obtained new mortgage loans of $154.7 million and we repaid $403.7 million of existing mortgage loan debts. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $198.5 million at December 31, 2013. Our consolidated debt represented 51.5% of our total market capitalization as of December 31, 2013. As of December 31, 2013, under the 2013 Revolving Facility, our ratio of Total Liabilities to Gross Asset Value was 48.36%. We also had outstanding, in aggregate, $115.0 million of 8.25% Series A Preferred Shares and $86.3 million of 7.375% Series B Preferred Shares. In January 2014, we entered into the 2014 Term Loans, pursuant to which we have borrowed $130.0 million of the $250.0 million available, which we used to pay off the $130.0 million outstanding under the 2013 Revolving Facility.
Our substantial indebtedness and preferred shares outstanding involve significant obligations for the payment of interest, principal and dividends. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect the value of our preferred shares or our common shares, or our ability to make distributions to shareholders.
Our substantial obligations arising from our indebtedness and preferred shares could also have other negative consequences to our shareholders, including the acceleration of a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt. If we fail to meet our obligations under our debt and our preferred shares, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, redevelopment and development activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.
In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our 2013 Revolving Facility or 2014 Term Loans, other term loan borrowings or other financing vehicles, or issue additional preferred shares. We might do so in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our 2013 Revolving Facility and 2014 Term Loans, which could exacerbate the risks set forth above.

If we are unable to comply with the covenants in our 2013 Revolving Facility and 2014 Term Loans (which are identical), we might be adversely affected.
The 2013 Revolving Facility and 2014 Term Loans (collectively, the "Credit Agreements") require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders.
An inability to comply with these covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.
We might not be able to refinance our existing obligations or obtain the capital required to finance our activities.
The REIT provisions of the Internal Revenue Code of 1986, as amended, generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, and subject to the terms of the Credit Agreements, we generally fund certain capital requirements, such as the capital for renovations, expansions, redevelopments, other non-recurring capital improvements, scheduled debt maturities, and acquisitions of properties or other assets, through secured and unsecured indebtedness and, when available and market conditions are favorable, the issuance of additional equity securities.
As of December 31, 2013, we had $334.7 million of indebtedness with initial maturities on or before December 31, 2015 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need $20.8 million of additional capital to complete our current active development and redevelopment projects, excluding any project we undertake at The Gallery at Market East. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds.
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
The U.S. economy has continued to experience relatively slow job growth, and high unemployment and reduced or fluctuating business and consumer confidence and retail sales. These conditions have negatively affected consumer spending on retail goods. This lower demand has led to decreased operating performance of several retailer tenants, which has led to delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.
We own substantially all of our assets through our interest in PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies, and derives substantially all of its cash flow from cash distributions to it by its subsidiaries. We, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on their obligations to their creditors when due and payable before they may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds both to make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders.
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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. As of December 31, 2013, the aggregate fair value of our derivative instruments was an unrealized loss of $0.1 million, which is expected to be subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. For the year ended December 31, 2013, we recorded a net loss on hedge ineffectiveness of $3.4 million in connection with our early and anticipated early repayment of variable interest rate debt. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2013, we had $380.7 million of indebtedness with variable interest rates, including the 2013 Revolving Facility. In January 2014, we entered into the 2014 Term Loans, which also carry variable interest rates, and have borrowed $130.0 million of the available $250.0 million. We have fixed the interest rates on substantially all of our variable rate debt using derivative instruments, including the 2014 Term Loans. We might incur additional variable rate debt in the future, through borrowings under the 2013 Revolving Facility, 2014 Term Loans or otherwise, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
An increase in market interest rates applicable to the variable portion of the debt portfolio would increase the interest incurred and cash flows necessary to service such debt, subject to our hedging arrangements on such debt. This has and could, in the future, adversely affect our results of operations and our ability to make distributions to shareholders. Also, in coming years, as our current mortgage loans mature, if these mortgage loans are refinanced at higher interest rates than the rates in effect at the time of the prior loans, our interest expense in connection with debt secured by our properties will increase, and could adversely affect our results of operations and ability to make distributions to shareholders.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.
The income we generate depends in part on our anchor tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies, which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. For example, in January 2014, jcpenney announced that it is closing 33 stores, including one in a mall in our portfolio (Exton Square Mall), following an attempted significant repositioning under the prior CEO. Also, in August 2013, Sears Holdings, whose brands include Sears and Kmart, closed the Sears store at New River Valley Mall, and in January 2014, announced that it is closing its Kmart store at The Gallery at Market East in the first half of 2014. We cannot assure you that there will not be additional store closings by jcpenney, or Sears and Kmart, or any other anchor tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations, particularly if the affected properties are not classified as Class A malls. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non anchor stores in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 39% of our non anchor leases and 16% of our anchor leases will expire in 2014 or 2015 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy continue to negatively affect employment and have caused fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at some of our properties and regarding renewals of both anchor and non anchor leases.
In recent years, in connection with the factors described above, we frequently renewed or entered into leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the view that there will be greater visibility into expected future conditions in the economy and expected future trends. As a result, we have higher percentages of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2014 and 2015, or doing so on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.
Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.
Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our leases have begun to incorporate terms providing for fixed CAM or caps on the rate of annual increases in CAM. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we would be required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by our tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.
Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. For example, municipalities might seek to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In 2013, real estate taxes on our properties in New Jersey increased by a material amount. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.
The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.
Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected retail sales, employment and consumer spending on retail goods. We have set our estimates of future cash flows generated by our properties accordingly, and these factors might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2013, 2012, and 2011, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2013, 2012 and 2011 impairment analyses resulted in noncash impairment charges on long lived assets of $30.0 million, $3.8 million and $52.3 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
Any store closings, leasing delays, lease terminations, tenant financial difficulties or tenant bankruptcies we encounter could adversely affect our financial condition and results of operations.
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Real Estate Revenue.” Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.
If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. In some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Before 2011, we completed construction at the properties in our recent major redevelopment program. Currently, we are planning or engaged in redevelopment projects at a few of our properties, including The Gallery at Market East, which is a significant project. We are also engaged in various early stage development steps at three mixed use and other projects, although we do not expect to make material investments in these projects in the short term, except some amounts that we expect will be reimbursed. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization.
Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Subject to the terms and conditions of our Credit Agreements, as a key component of our growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to then-prevailing economic, capital market and retail industry conditions.
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
Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. Also, small businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, are now able to reach a broader group of consumers and compete with a broader group of retailers, including the retailers at our properties. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales, and has affected retailers in those categories significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store with sales associates. Consumers are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, retailers have recently begun to experience the phenomenon of customers, who are physically present in their stores to evaluate merchandise, checking competitors’ product offerings and prices while in their stores using technology, including smart phones. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.
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
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, Pennsylvania metropolitan area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania, New Jersey or in the Mid-Atlantic region more broadly, as the weather conditions have been during the winter of 2013-2014, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make distributions to shareholders would be adversely affected.
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

Other risks of investments in partnerships with third parties include:

•
partners might become bankrupt or fail to fund their share of required capital contributions, which might inhibit our ability to make important decisions in a timely fashion or necessitate our funding their share to preserve our investment, which might be at a disadvantageous time or in a significant amount;

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
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor, non anchor and other tenants. We also compete to acquire land for new site development or to add to our existing properties. Our properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including online retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, and might affect the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.
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
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites or sites adjacent to our properties, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions of our Credit Agreements. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.
Acquisitions of retail properties have historically been an important component of our growth strategy. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy We must also typically obtain financing on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. In connection with prospective acquisitions, we generally conduct a due diligence review of the target property or portfolio or investment.  While the process of due diligence is intended to provide us with an independent basis to evaluate a prospective acquisition, in some cases we might be given limited time or be given limited materials to review, or pertinent facts might not be adequately uncovered. In such cases, the decision of whether to pursue acquiring the property or portfolio might be based on insufficient, incomplete or inaccurate information, which might lead us to make acquisitions that might have additional or larger issues than we anticipated. If so, these issues might reduce the returns on our investment and affect our financial condition and results of operations. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.
We might be unable to integrate effectively any additional properties we might acquire, which might result in disruptions to our business and additional expense.
Subject to the terms and conditions of our Credit Agreements, to the extent that we pursue acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances, we might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios.
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
There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, information technology system failures and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, including large deductibles or co-payments or caps on coverage amounts. Under federal terrorism risk insurance legislation, the United States government provides reinsurance coverage to insurance companies following a declared terrorism event. The legislation’s intent is to reinsure declared events of terrorism that cause more than $100.0 million in damages or losses.  The current legislation expires at the end of 2014, and if it is not extended, the government’s reinsurance for such events could be terminated.  There is a generally similar program relating to flood insurance.  If either or both of these programs were no longer in effect, it might become prohibitively expensive, or impossible, to obtain insurance that covers damages or losses from those types of events.  Tenants might also encounter difficulty obtaining coverage.
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
Asbestos. Asbestos-containing materials are present at a number of our properties, primarily in the form of floor tiles, mastics, roofing materials and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. Under applicable laws and practices, asbestos-containing material in good, non-friable condition are allowed to be present, although removal might be required in certain circumstances. In particular, in the course of any redevelopment, renovation, construction or build out of tenant space, asbestos-containing materials are generally removed.
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
RISKS RELATED TO THE REAL ESTATE INDUSTRY
Acts of violence or war or other terrorist activity, including at our properties, could adversely affect our financial condition and results of operations.
Violent activities or terrorist or other attacks could directly affect the value of our properties as a result of casualties or through property damage, destruction or loss, or by making shoppers afraid to patronize such properties. The availability of insurance for such acts, or of insurance generally, might decrease, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. Future acts of violence or terrorist attacks in the United States might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. Such a decrease in retail demand could make it difficult for us to renew leases or enter into new leases at our properties at lease rates equal to or above historical rates. To the extent that our tenants are directly or indirectly affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. Customers of the tenants at an affected property, and at other properties, might be less inclined to shop at an affected location or at a retail property generally. Such acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any such acts could decrease demand for retail goods or real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.
The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.
Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should be divested. We consider a few properties as “non-core” and intend to dispose of them. In 2013, we sold three mall properties and three power and strip center properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited, particularly given current economic and retail industry conditions. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

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
Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our Credit Agreements. Currently, we face continuing challenges because the conditions in the economy have reduced employment and have caused fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers or other strategies, such as using smartphones or other technologies to determine where to make and assist in making purchases; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.
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

▪
discourage, delay or prevent a tender offer or other transaction or a change in control of management that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

▪	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

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
Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although units of limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, George F. Rubin and Joseph F. Coradino are among the holders of these units. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.
We have, in the past, and might again, in the future, enter into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, that might affect our ability to sell or refinance some of our properties that we might otherwise want to sell or refinance, which could harm our financial condition.
As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who are our officers or trustees or who have become limited partners of PREIT Associates, against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it, and we might do so again in the future. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could interfere with our ability to execute strategic dispositions, harm our ability to address liquidity needs in the future or otherwise harm our financial condition.
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
Our May 2013 common share offering and our 2012 preferred share offerings were dilutive to our shareholders, and we continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the Credit Agreements. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. In addition, we might contemplate acquisitions of properties or portfolios, and we might issue equity, in the form of common shares or units of limited partnership of PREIT Associates, in consideration for such acquisitions, potentially in substantial amounts. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.

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

•
Perception, by market professionals and participants, of REITs generally and REITs in the retail sector, and malls, in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail properties in the future;

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
The market value of our common shares is based primarily upon the market’s perception of our liquidity and capital resources, our growth potential and our current and potential future earnings, net operating income, funds from operations and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, net operating income, funds from operations or cash distributions are less than expected, it is likely that the market price of our common shares will decrease. These metrics might be adversely affected by the existence of preferred shares, including our existing preferred shares and additional preferred shares that we might issue.

We might change the dividend policy for our common shares in the future.
In February 2014, our Board of Trustees declared a cash dividend of $0.20 per share, payable in March 2014. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
In addition, the Credit Agreements provide generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of funds from operations (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the Credit Agreements. We must maintain our status as a REIT at all times.
Some of the distributions we make might be classified as a return of capital.  In general, if the distributions are in excess of our current and accumulated earnings and profits (determined under the Internal Revenue Code of 1986, as amended), then such distributions would be considered a return of capital for federal income tax purposes to the extent of a holder’s adjusted basis in its shares. A return of capital is not taxable, but has the effect of reducing the holder’s adjusted tax basis in the investment.  To the extent that distributions exceed the adjusted tax basis of a holder’s shares, the distributions will be treated as gain from the sale or exchange of such shares.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.
Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 39.6%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to an historically low maximum rate of 15%. Beginning January 1, 2013, this maximum rate was increased to 23.8% (including the tax on net investment income). However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders, and instead are taxed at ordinary income rates. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.
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
If we were to fail to qualify as a REIT, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders and our securities could be delisted from the exchange on which they are listed. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common shares.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 43 retail properties, of which 40 are operating properties and three are development properties. The 40 operating properties, which are classified in continuing operations, include 35 enclosed malls and five power and strip centers, have a total of 30.4 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.6 million square feet at these properties (excluding space owned by anchors).
There are 33 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 25.8 million square feet, of which we own 20.5 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.
The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”
PREIT Services currently manages 34 of the operating properties, 33 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not consolidated by us. The remaining five properties are also owned by partnerships that are not consolidated by us and are managed by our partners, or by an entity we or our partners designated.
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

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALL
Beaver Valley Mall, Monaca, PA	100%	1,153,721	948,951	1970/1991	97.5%	Boscov’s, jcpenney, Macy’s and Sears
Capital City Mall, Camp Hill, PA	100%	614,471	494,471	1974/2005	98.2%	jcpenney, Macy’s and Sears
Cherry Hill Mall, Cherry Hill, NJ	100%	1,306,271	827,386	1961/2009	95.6%	The Container Store, Crate and Barrel, jcpenney, Macy’s and Nordstrom
Crossroads Mall, Beckley, WV(6)	100%	468,214	468,214	1981	97.5%	Belk, Dick’s Sporting Goods, jcpenney and Sears
Cumberland Mall, Vineland, NJ	100%	941,684	668,454	1973/2003	95.3%	Best Buy, BJ’s, Boscov’s, Burlington Coat Factory, Home Depot and jcpenney
Dartmouth Mall, Dartmouth, MA	100%	670,504	530,504	1971/2000	98.7%	jcpenney, Macy’s and Sears
Exton Square Mall, Exton, PA(6)	100%	1,087,539	810,071	1973/2000	96.1%	Boscov’s, jcpenney(7), K-Mart, Macy’s and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Francis Scott Key Mall, Frederick, MD	100%	720,502	581,169	1978/1991	99.5%	Barnes & Noble, jcpenney, Macy’s, Sears and Value City Furniture
Gadsden Mall, Gadsden, AL	100%	506,438	506,438	1974/1990	97.5%	Belk, jcpenney and Sears
The Gallery at Market East, Philadelphia, PA(6)(8)	100%	1,424,345	1,424,345	1977/1990	77.3%	Burlington Coat Factory, Kmart(9) and Commonwealth of Pennsylvania
Jacksonville Mall, Jacksonville, NC	100%	489,819	489,819	1981/2008	100.0%	Barnes & Noble, Belk, jcpenney and Sears
Logan Valley Mall, Altoona, PA	100%	780,853	780,853	1960/1997	98.2%	jcpenney, Macy’s and Sears
Lycoming Mall, Pennsdale, PA	100%	814,036	694,298	1978/2007	98.0%	Best Buy, Bon-Ton, Burlington Coat Factory, Dick’s Sporting Goods, jcpenney, Macy’s(10) and Sears
Magnolia Mall, Florence, SC	100%	620,693	620,693	1979/2007	98.7%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, jcpenney and Sears
Moorestown Mall, Moorestown, NJ	100%	1,063,583	742,383	1963/2008	92.6%	Boscov’s, Lord & Taylor, Macy’s, Regal Cinema RPX and Sears
New River Valley Mall, Christiansburg, VA	100%	463,596	463,596	1988/2007	86.1%	Belk, Dick’s Sporting Goods, jcpenney, Regal Cinemas and Sears
Nittany Mall, State College, PA	100%	533,127	438,127	1968/1990	94.8%	Bon-Ton, jcpenney, Macy’s (10) and Sears
North Hanover Mall, Hanover, PA	100%	452,457	452,457	1967/1999	84.6%	Dick’s Sporting Goods, jcpenney and Sears
Palmer Park Mall, Easton, PA	100%	457,981	457,981	1972	98.1%	Bon-Ton and Boscov’s
Patrick Henry Mall, Newport News, VA	100%	716,173	432,016	1988/2005	96.5%	Dick’s Sporting Goods, Dillard’s, jcpenney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA	100%	947,219	732,584	1966/2009	94.2%	AMC Theater, Boscov’s, Macy’s and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	917,706	917,706	1959/2004	99.8%	jcpenney, Macy’s, Marshalls, Ross Dress for Less and Target
South Mall, Allentown, PA	100%	405,290	405,290	1975/1992	95.0%	Bon-Ton and Stein Mart

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Uniontown Mall, Uniontown, PA(6)	100%	700,012	700,012	1972/1990	97.4%	Bon-Ton, Burlington Coat Factory, jcpenney, Sears and Teletech Customer Care
Valley Mall, Hagerstown, MD	100%	914,126	670,726	1974/1999	97.7%	Bon-Ton, jcpenney, Macy’s and Sears
Valley View Mall, La Crosse, WI	100%	605,386	350,790	1980/2001	98.3%	Barnes & Noble, Herberger’s, jcpenney, Macy’s and Sears
Viewmont Mall, Scranton, PA	100%	767,028	627,227	1968/2006	99.4%	jcpenney, Macy’s and Sears
Voorhees Town Center, Voorhees, NJ	100%	728,575	307,737	1970/2007	73.2%	Boscov’s, Macy’s, The Star Group and Voorhees Town Hall
Washington Crown Center, Washington, PA	100%	673,561	533,466	1969/1999	91.6%	Bon-Ton, Gander Mountain Sports, Macy’s and Sears
Willow Grove Park, Willow Grove, PA	100%	1,179,474	766,353	1982/2001	97.6%	Bloomingdale’s, The Cheesecake Factory, Macy’s and Sears
Wiregrass Commons, Dothan, AL	100%	636,279	304,127	1986/2008	92.0%	Belk, Burlington Coat Factory and jcpenney
Woodland Mall, Grand Rapids, MI	100%	1,169,705	444,518	1968/1998	99.7%	Apple, Barnes & Noble, jcpenney, Kohl’s, Macy’s and Sears
Wyoming Valley Mall, Wilkes-Barre, PA	100%	909,756	909,756	1971/2006	97.5%	Bon-Ton, jcpenney, Macy’s and Sears
Total consolidated retail properties		25,840,124	20,502,518		94.8%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)	A portion of the underlying land at this property is subject to a ground lease.

(7)	Includes a store located at the Exton Square Mall that the tenant has announced that it intends to close in 2014.

(8)
The owned square feet for The Gallery at Market East includes the former Strawbridge’s department store building that is currently partially vacant. This vacant portion of the department store represents 16.4% of the owned square feet for The Gallery at Market East.

(9)	Includes a store located at 907 Market Street, part of The Gallery at Market East, that the tenant has announced that it intends to close in the first half of 2014.

(10)
Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Lehigh Valley Mall, Allentown, PA	50%	1,169,357	962,065	1960/2008	98.3%	Barnes & Noble, Boscov’s, jcpenney and Macy’s
Springfield Mall, Springfield, PA	50%	611,419	223,520	1974/1997	97.5%	Macy’s and Target
POWER CENTERS
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store, Lowe’s and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	88.5%	Best Buy, BJ’s, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,881	263,291	1998	100.0%	Home Depot and Weis Markets
Whitehall Mall, Allentown, PA	50%	580,768	580,768	1964/1998	92.7%	Bed, Bath & Beyond, Kohl’s and Sears
STRIP CENTER
Springfield Park, Springfield, PA	50%	287,237	141,568	1997/1998	100.0%	Bed, Bath & Beyond, LA Fitness and Target
Total unconsolidated retail properties		4,594,378	3,105,576		96.2%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, includes space occupied by both anchor and non anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our gross rent per square foot (for consolidated, unconsolidated and discontinued properties) for the five years ended December 31, 2013:

Year	Anchor Stores	Non Anchor Stores
2009(1)	$4.22	$32.00
2010(1)	4.12	31.72
2011(1)	4.12	31.45
2012	4.83	32.03
2013	5.36	33.02

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.

LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated properties, as of December 31, 2013:

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Bed Bath & Beyond Inc.
Bed Bath & Beyond	4	156,161
Buy Buy Baby	1	30,322
Total Bed Bath & Beyond Inc.	5	186,483	0.6%
Belk, Inc.	6	540,718	1.8%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	18	27,980
Total Best Buy Co., Inc.	23	205,837	0.7%
BJ’s Wholesale Club, Inc.	2	234,761	0.8%
The Bon-Ton Stores, Inc.
Bon-Ton	9	888,771
Herberger’s	1	41,344
Total Bon-Ton Stores, Inc.	10	930,115	3.1%
Boscov’s Department Store	8	1,453,574	4.8%
Burlington Coat Factory	5	467,916	1.5%
Carmike Cinemas, Inc.
Carmike Cinemas	3	104,321
Valley Square Theater	1	20,780
Total Carmike Cinemas, Inc.	4	125,101	0.4%
Dick’s Sporting Goods, Inc.	9	417,159	1.4%
Dillard’s, Inc.	2	307,204	1.0%
Gander Mountain Co.	1	83,835	0.3%
Giant Food Stores, LLC	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	3	397,322	1.3%
J.C. Penney Company, Inc.(4)	27	3,114,743	10.2%
Kohl’s Corporation	1	81,785	0.3%
Lord & Taylor	1	121,200	0.4%
Lowes, Inc.	1	163,215	0.5%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	23	3,869,640
Total Macy’s, Inc.	24	4,107,177	13.5%
Nordstrom, Inc.

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Nordstrom	1	138,000
Nordstrom Rack	1	40,332
Total Nordstrom, Inc.	2	178,332	0.6%
Premier Cinema Corporation	1	51,412	0.2%
Regal Cinemas	4	208,173	0.7%
Sears Holdings Corporation
K-Mart(5)	2	243,436
Sears	24	3,202,813
Total Sears Holdings Corporation	26	3,446,249	11.3%
Target Corporation	4	620,880	2.0%
Teletech Customer Care Management	1	64,964	0.2%
Weis Markets, Inc.	1	65,032	0.2%
Whole Foods, Inc.	1	65,155	0.2%
	174	17,759,600	58.4%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties.

(4)	Includes a store located at the Exton Square Mall that the tenant has announced that it intends to close in 2014.

(5)	Includes a store located at 907 Market Street, part of The Gallery at Market East, that the tenant has announced that it intends to close in the first half of 2014.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2013:

Primary Tenant(1)	Total Stores	Annual Gross Rent(2)	Percent of PREIT’s Annual Gross Rent
Gap, Inc.	41	$11,746	2.9%
Limited Brands, Inc.	68	11,170	2.8%
Foot Locker, Inc.	60	11,056	2.8%
J.C. Penney Company, Inc.(3)	27	10,142	2.5%
American Eagle Outfitters, Inc.	39	9,994	2.5%
Sears Holding Corporation(4)	26	7,863	2.0%
Signet Jewelers Limited	37	6,137	1.5%
Zale Corporation	64	5,644	1.4%
Commonwealth of Pennsylvania	2	5,497	1.4%
Luxottica Group S.p.A.	46	5,424	1.4%
Ascena Retail Group, Inc.	43	5,372	1.3%
Abercrombie & Fitch Co.	19	5,225	1.3%
Genesco, Inc.	59	5,159	1.3%
Macy's, Inc.	24	4,857	1.2%
Aeropostale, Inc.	38	4,799	1.2%
The Finish Line, Inc.	26	4,601	1.2%
The Children's Place Retail Stores, Inc.	27	4,589	1.2%
Shoe Show, Inc.	28	4,439	1.1%
Dick's Sporting Goods, Inc.	9	4,307	1.1%
Boscov's Department Store	8	4,252	1.1%
Total	691	$132,273	33.2%

(1)	Tenant includes all brands and concepts of the tenant.

(2)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2013.

(3)	Includes a store located at the Exton Square Mall that the tenant has announced that it intends to close in 2014.

(4)	Includes a store located at 907 Market Street, part of The Gallery at Market East, that the tenant has announced that it intends to close in the first half of 2014.

RETAIL LEASE EXPIRATION SCHEDULE—NON ANCHORS
The following table presents scheduled lease expirations of non anchor tenants as of December 31, 2013:

	All Tenants					Tenants in Bankruptcy(1)
For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year
2013 and Prior(3)	193	526,077	$17,171	$32.64	5.0%	2,429	$104	$42.82	47.5%
2014	487	1,438,726	43,400	30.17	12.6%	—	—	—	—%
2015	402	1,576,589	46,029	29.20	13.3%	—	—	—	—%
2016	392	1,563,326	48,609	31.09	14.1%	—	—	—	—%
2017	304	1,054,051	33,527	31.81	9.7%	2,316	47	20.29	21.5%
2018	261	1,233,311	36,261	29.40	10.5%	—	—	—	—%
2019	165	828,922	25,675	30.97	7.4%	—	—	—	—%
2020	129	806,010	22,293	27.66	6.4%	—	—	—	—%
2021	122	521,152	17,153	32.91	5.0%	175	68	388.57	31.0%
2022	130	645,852	19,210	29.74	5.5%	—	—	—	—%
2023	153	866,960	24,252	27.97	7.0%	—	—	—	—%
Thereafter	71	466,511	12,140	26.02	3.5%	—	—	—	—%
Total/Average	2,809	11,527,487	$345,720	$29.99	100.0%	4,920	$219	$44.51	100.0%

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

(2)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2013.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2013.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2013.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2013 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring		GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total
2014	4	(3)	320,649	$1,770	$5.52	3.3%
2015	12		1,210,881	6,137	5.07	11.6%
2016	19		1,872,374	7,618	4.07	14.3%
2017	10		1,400,890	4,207	3.00	7.9%
2018	14		1,325,258	5,973	4.51	11.2%
2019	16	(4)	1,774,333	6,035	3.40	11.4%
2020	4		450,227	1,267	2.81	2.4%
2021	4		481,791	4,182	8.68	7.9%
2022	4		521,173	2,645	5.08	5.0%
Thereafter	10		1,034,771	13,293	12.85	25.0%
Total/Average	97		10,392,347	$53,127	$5.11	100.0%

(1)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2013.

(2)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

(3)	Includes a store located at 907 Market Street, part of The Gallery at Market East, that the tenant has announced that it intends to close in the first half of 2014.

(4)	Includes a store located at the Exton Square Mall that the tenant has announced that it intends to close in 2014.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2013.
DEVELOPMENT PROPERTIES
The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”
OFFICE SPACE
We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $1.4 million, $1.5 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. Under this amendment, the term was extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second must be for 10 years less the number of years of the first extension. The base rent under the amended lease is approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.
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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2013	$19.86	$17.77	$0.18
Quarter ended June 30, 2013	$22.54	$14.20	0.18
Quarter ended September 30, 2013	$22.19	$17.71	0.18
Quarter ended December 31, 2013	$19.58	$16.61	0.20
			$0.74

	High	Low	Dividend Paid
Quarter ended March 31, 2012	$15.74	$10.49	$0.15
Quarter ended June 30, 2012	$15.69	$11.81	0.16
Quarter ended September 30, 2012	$17.44	$13.86	0.16
Quarter ended December 31, 2012	$17.90	$15.42	0.16
			$0.63
As of December 31, 2013, there were approximately 2,900 holders of record of our common shares and approximately 15,000 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2014, our Board of Trustees declared a cash dividend of $0.20 per share payable in March 2014. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2013 Revolving Facility and 2014 Term Loans, and other factors that our Board of Trustees deems relevant.
The 2013 Revolving Facility and 2014 Term Loans provide generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility. We must maintain our status as a REIT at all times.
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

Issuer Purchases of Equity Securities
We did not acquire any shares in the fourth quarter of 2013.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating Results:
Total revenue	$438,678	$419,347	$419,138	$418,163	$411,877
Impairment of assets	$(6,304)	$—	$(24,359)	$—	$—
Gains on sales of real estate – continuing operations	$—	$—	$1,590	$—	$4,311
Loss from continuing operations	$(20,449)	$(44,319)	$(67,876)	$(75,529)	$(41,443)
Gains on sales of discontinued operations	$78,512	$947	$—	$19,094	$9,503
Net income (loss)	$37,213	$(42,550)	$(93,935)	$(54,363)	$(90,091)
Dividends on preferred shares	$(15,848)	$(7,984)	$—	$—	$—
Net income (loss) attributable to PREIT common shareholders	$20,011	$(48,821)	$(90,161)	$(51,927)	$(85,738)
Loss from continuing operations per share – basic and diluted	$(0.56)	$(0.92)	$(1.20)	$(1.44)	$(0.99)
Net income (loss) per share – basic and diluted	$0.31	$(0.89)	$(1.66)	$(1.04)	$(2.11)
Impairment of assets of discontinued operations	$(23,662)	$(3,805)	$(27,977)	$—	$(62,700)
Weighted Average Common Shares Outstanding-basic and diluted	63,662	55,122	54,639	50,642	40,953

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance sheet data:
Investments in real estate, at cost	$3,527,868	$3,477,540	$3,576,997	$3,587,468	$3,684,313
Intangible assets, net	$9,075	$8,673	$9,921	$15,787	$38,978
Total assets	$2,718,581	$2,877,624	$2,910,254	$3,080,117	$3,346,580
Total debt, including debt premium and discount	$1,632,650	$1,900,052	$2,162,432	$2,225,539	$2,565,357
Noncontrolling interest	$34,194	$38,588	$43,711	$50,257	$56,151
Total equity – PREIT	$926,452	$713,229	$544,327	$654,273	$578,653

	For the Year Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Cash flow data:
Cash provided by operating activities	$136,219	$120,324	$105,262	$116,791	$136,148
Cash provided by (used in) investing activities	$30,741	$(88,178)	$(21,772)	$81,029	$(103,405)
Cash (used in) provided by financing activities	$(166,720)	$(19,954)	$(104,019)	$(229,736)	$31,714
Cash distributions per share – common	$0.74	$0.63	$0.60	$0.60	$0.74

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We currently own interests in 43 retail properties, of which 40 are operating properties and three are development properties. The 40 operating properties, which are classified in continuing operations, include 35 enclosed malls and five power and strip centers, have a total of 30.4 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.6 million square feet at these properties (excluding space owned by anchors).
There are 33 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 25.8 million square feet, of which we own 20.5 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.
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
Our net income increased by $79.8 million to $37.2 million for 2013 from a net loss of $42.6 million for the year ended December 31, 2012. The change in our 2013 results of operations from the prior year was primarily due to gains on sales of discontinued operations of $78.5 million in connection with the sales of Orlando Fashion Square, Paxton Towne Centre, Christiana Center and Commons at Magnolia, a $23.4 million decrease in interest expense, increased net operating income ("NOI") of $10.3 million at same store and properties acquired in 2013 and a decrease of $7.1 million in employee separation expenses. These favorable changes were partially offset by $30.0 million of impairment losses at Chambersburg Mall and North Hanover Mall, and an increase of $13.0 million in depreciation and amortization expenses.
We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. Due to the nature of our operating properties, which involve retail shopping, we have concluded that our individual properties have similar economic characteristics and meet all other aggregation criteria. Accordingly, we have aggregated our individual properties into one reportable segment. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2013, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 40 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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
We hold our interests in three of our unconsolidated partnerships through tenancy in common arrangements. For each of these properties, title is held by us and another person or persons, and each has an undivided interest in the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties using the equity method of accounting. The balance sheet items arising from these properties appear under the caption “Investments in partnerships, at equity.”
For further information regarding our unconsolidated partnerships, see note 3 to our consolidated financial statements.
Current Economic Conditions and Our Near Term Capital Needs
The conditions in the economy have caused unemployment to remain relatively high and have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our 2013 Revolving Facility and 2014 Term Loans. These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans and application of the excess proceeds to debt reduction, or through other actions.
Capital Improvement Projects and Development
At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $68.8 million as of December 31, 2013.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of December 31, 2013, we had incurred $54.0 million of costs, net of impairment charges recorded in prior years, related to our activity at development properties.
As of December 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $1.7 million in the form of tenant allowances and contracts with general service providers and other professional service providers.
Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2013, 2012 and 2011.

CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2013, 2012 and 2011, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
Set forth below is a summary of the accounting policy that management believes is critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in note 1 to our consolidated financial statements.

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
In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 and 2013 ranged from 6.25% to 12.0%. In 2013, two properties had triggering events that required further review for impairment. The fair values of the properties (Chambersburg Mall and North Hanover Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements. In 2012, one property had a triggering event that required further review for impairment. In 2011, after two properties had triggering events that required further review for impairment, we estimated the fair value of the properties that experienced impairment of assets using discount rates applied to estimated cash flows ranging from 13% to 14%.

Chambersburg Mall

In 2013, we recorded a loss on impairment of assets at Chambersburg Mall in Chambersburg, Pennsylvania of $23.7 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $8.2 million. During the third quarter of 2013, we entered into negotiations with a potential buyer of the property. As a result of this factor, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on this factor, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Chambersburg Mall were less than the carrying value of the property, and recorded the impairment loss. We recorded the impairment loss in discontinued operations in the third quarter of 2013 and sold this property in the fourth quarter of 2013.

North Hanover Mall
In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to the property’s then estimated fair value of $22.5 million. In 2008, we had constructed anchor space that was to be leased and occupied by department store Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. We had attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with J.C. Penney Company, Inc. for it to move from its then-current location to a significant portion of the newly constructed anchor space. The economic terms of this transaction, which were substantially completed in 2011, were less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store space on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

In 2013, we recorded a further loss on impairment of assets at North Hanover Mall of $6.3 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $16.7 million. Since 2011, the property experienced further declines in net operating income and occupancy. During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these factors, we determined that the holding period for the property was less than had previously been estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.
Phillipsburg Mall
In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property’s long-lived assets to the property’s then-estimated fair value of $15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings of underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

In the fourth quarter of 2012, we recorded an additional impairment loss on Phillipsburg Mall of $3.8 million. The amount of the impairment loss was determined based on the sale price of the property. We sold this property in the first quarter of 2013.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than the partnerships described in note 3 to the consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS
Overview
Net income for the year ended December 31, 2013 was $37.2 million, an increase of $79.8 million compared to a net loss for the year ended December 31, 2012 of $42.6 million. Our 2013 and 2012 results of operations were primarily affected by the following:

•	gains on sales of discontinued operations of $78.5 million in 2013 resulting from our sales of Christiana Center, Paxton Towne Centre, Commons at Magnolia and Orlando Fashion Square;

•
a decrease in interest expense of $26.0 million (excluding the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) resulting from lower overall debt balances and lower average interest rates;

•	a decrease of $7.1 million in provision for employee separation expense;

•	an increase of $6.9 million in Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”); and

•	an increase of $3.3 million in net operating income from 907 Market Street, which was acquired in April 2013; partially offset by

•	impairment of assets in 2013 of $23.7 million related to Chambersburg Mall and $6.3 million related to North Hanover Mall;

•	an increase of $13.0 million in depreciation and amortization expense;

•	an increase of $3.4 million in interest expense primarily due to net loss on hedge ineffectiveness that was recorded in interest expense; and

•	accelerated amortization of deferred financing fees of $1.1 million related to the repayment of the 2010 Term Loan and two other mortgage loans.
Net loss for the year ended December 31, 2012 was $42.6 million, a decrease of $51.4 million compared to a net loss for the year ended December 31, 2011 of $93.9 million. Our 2012 and 2011 results of operations were primarily affected by the following:

•
impairment charges of $3.8 million in 2012 related to Phillipsburg Mall in Phillipsburg, New Jersey, and impairment charges of $52.3 million in 2011, including $24.1 million related to North Hanover Mall in Hanover, Pennsylvania and $28.0 million related to Phillipsburg Mall;

•	$9.4 million in employee separation expense in 2012 in connection with terminations or contract modifications of executive officers and others;

•
a decrease of $6.9 million in interest expense (excluding the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) resulting from lower overall debt balances (from repayments following issuances of preferred shares) and lower weighted average interest rates;

•	an increase of $3.0 million in net operating income (presented using the “proportionate-consolidation method;” see “—Net Operating Income”);

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

Occupancy
The tables below set forth certain occupancy statistics for our retail properties as of December 31, 2013, 2012 and 2011:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Retail portfolio weighted average:
Total excluding anchors	93.2%	91.6%	90.3%	94.7%	93.9%	94.6%	93.5%	92.0%	91.0%
Total including anchors	94.8%	94.2%	93.1%	96.2%	95.6%	94.1%	95.0%	94.4%	93.2%
Enclosed malls weighted average:
Total excluding anchors	93.2%	91.6%	90.3%	97.3%	96.3%	95.5%	93.5%	92.0%	90.6%
Total including anchors	94.8%	94.2%	93.1%	98.1%	97.5%	96.5%	95.0%	94.4%	93.2%
Power and Strip Center weighted average:	N/A	N/A	N/A	95.0%	94.5%	92.8%	95.0%	94.5%	92.8%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
From 2012 to 2013, total occupancy for our retail portfolio increased 60 basis points to 95.0%, and mall occupancy increased 60 basis points to 95.0%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2013, including anchor and non anchor space at consolidated and unconsolidated properties:

		Gross Leasable Area (“GLA”)	Average Gross Rent psf		Increase (decrease) in Gross Rent psf		Annualized Tenant Improvements
	Number		Previous	New (1)	Dollar	%	psf(2)
New Leases: (3)
1st Quarter	33	95,895	N/A	$39.60	$39.60	N/A	$7.82
2nd Quarter (4)	53	144,481	N/A	39.73	39.73	N/A	7.36
3rd Quarter (5)	60	234,946	N/A	26.74	26.74	N/A	6.31
4th Quarter (6)	31	141,916	N/A	25.03	25.03	N/A	4.47
Total/Average	177	617,238	N/A	$31.39	$31.39	N/A	$6.37

Renewal - non anchor tenants 10,000 square feet and under: (7)
1st Quarter	73	216,780	$35.21	$36.93	$1.72	4.9%	$0.04
2nd Quarter	107	249,256	34.98	36.81	1.83	5.2%	—
3rd Quarter	63	184,923	34.06	36.28	2.22	6.5%	—
4th Quarter	89	224,112	35.73	36.03	0.30	0.8%	0.15
Total/Average	332	875,071	$35.03	$36.53	$1.50	4.3%	$0.05

Renewal - non anchor tenants greater than 10,000 square feet: (7)
1st Quarter	1	11,521	$7.49	$7.23	$(0.26)	(3.5)%	$—
2nd Quarter	1	20,308	7.60	15.43	7.83	103.0%	—
3rd Quarter	3	47,600	16.32	13.25	(3.07)	(18.8)%	—
4th Quarter	6	99,714	31.71	22.50	(9.21)	(29.0)%	2.00
Total/Average	11	179,143	$23.33	$18.26	$(5.07)	(21.7)%	$1.11

Anchor Renewal:
1st Quarter	1	83,835	$8.58	$9.10	$0.52	6.1%	$—
2nd Quarter	4	374,700	3.59	3.24	(0.35)	(9.7)%	—
3rd Quarter	8	666,739	4.64	4.84	0.20	4.3%	0.10
4th Quarter	3	305,613	3.09	3.32	0.23	7.4%	—
Total/Average	16	1,430,887	$4.26	$4.35	$0.09	2.1%	$0.05

(1)	New rent is the initial amount payable upon rent commencement.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	Excluding tenants greater than 10,000 square feet, average gross rent per square foot for new leases was $51.11.

(5)	Excluding tenants greater than 10,000 square feet, average gross rent per square foot for new leases was $30.91.

(6)	Excluding tenants greater than 10,000 square feet, average gross rent per square foot for new leases was $34.31.

(7)	This category includes expansions, relocations and lease extensions.
See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2013, 2012 and 2011:

(in thousands of dollars)	For the Year Ended December 31, 2013	% Change 2012 to 2013		For the Year Ended December 31, 2012	% Change 2011 to 2012	For the Year Ended December 31, 2011
Results of operations:
Real estate revenue	$431,728	4%		$413,813	—%	$412,426
Other income	6,950	26%		5,534	(18)%	6,712
Operating expenses	(182,279)	5%		(173,130)	(2)%	(175,839)
General and administrative expenses	(36,975)	(1)%		(37,538)	(4)%	(38,901)
Provision for employee separation expense	(2,314)	(75)%		(9,437)	N/A	—
Impairment of assets	(6,304)	N/A		—	(100)%	(24,359)
Project costs and other expenses	(1,422)	(27)%		(1,936)	101%	(964)
Interest expense, net	(98,731)	(19)%		(122,118)	(4)%	(127,148)
Depreciation and amortization	(140,880)	10%		(127,845)	—%	(128,028)
Equity in income of partnerships	9,778	17%		8,338	26%	6,635
Gains on sales of real estate	—	N/A		—	(100)%	1,590
Loss from continuing operations	(20,449)	(54)%		(44,319)	(35)%	(67,876)
Operating results from discontinued operations	2,812	(39)%		4,627	141%	1,918
Impairment of assets of discontinued operations	(23,662)	522%		(3,805)	(86)%	(27,977)
Gains on sales of discontinued operations	78,512	NM	(1)	947	—%	—
Income (loss) from discontinued operations	57,662	NM	(1)	1,769	(107)%	(26,059)
Net income (loss)	$37,213	187%		$(42,550)	(55)%	$(93,935)
(1) The percentage change is not meaningful.
The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations, which are presented in the line items “Operating results from discontinued operations,” “Impairment of assets of discontinued operations” and “Gains on sales of discontinued operations,” and unconsolidated properties, which are presented under the equity method of accounting in the line item “Equity in income of partnerships.”
Real Estate Revenue
Real estate revenue increased by $17.9 million, or 4%, in 2013 as compared to 2012, primarily due to:

•
an increase of $11.0 million in base rent, including $4.0 million related to the April 2013 acquisition of 907 Market Street, Philadelphia, Pennsylvania and $1.3 million associated with the July 2012 lease commencement date of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall and Plymouth Meeting Mall; and

•
an increase of $6.9 million in expense reimbursements, following increases in real estate tax and common area maintenance expenses (see “—Operating Expenses”). In addition, utility reimbursements increased by $1.4 million, due primarily to an increase in tenant utility billing rates at Cherry Hill Mall.

Real estate revenue increased by $1.4 million, or 0%, in 2012 as compared to 2011, primarily due to:

•
an increase of $5.2 million in base rent, including $1.2 million associated with the July 2012 lease commencement date of the Philadelphia Media Network at The Gallery at Market East. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Cherry Hill Mall, Crossroads Mall, The Mall at Prince Georges and Jacksonville Mall;

•	an increase of $0.7 million in lease terminations, primarily due to termination payments received from one tenant totaling $0.5 million during 2012; and

•	an increase of $0.3 million in other revenue, including a $0.3 million increase in promotional income; partially offset by

•
a decrease of $4.1 million in expense reimbursements, including decreases of $3.2 million in utility reimbursements and $0.9 million in common area maintenance and real estate tax reimbursements. The decrease in utility reimbursements was partially due to a $2.0 million decrease in utility expenses. In addition, during 2011, utility reimbursements at three of our properties were affected by a temporary increase in tenant utility billing rates resulting in additional utility reimbursements of $0.5 million. Also, during 2012, our properties continued to experience a trend towards more gross leases (leases that provide that tenants pay a higher minimum rent in lieu of contributing toward common area maintenance costs and real estate taxes); and

•	a decrease of $0.7 million in percentage rent, primarily due to lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent.
Operating Expenses
Operating expenses increased by $9.1 million, or 5%, in 2013 as compared to 2012, primarily due to:

•
an increase of $7.4 million in real estate tax expense, including a $6.4 million increase at our four properties located in New Jersey, due to a combination of increases in the real estate tax assessment values and real estate tax rates; and

•
an increase of $2.4 million in common area maintenance expenses, including increases of $0.7 million related to the April 2013 acquisition of 907 Market Street, $1.0 million in snow removal expense and $0.5 million in insurance expense. Snow removal expense was higher during 2013 due to a mild and dry winter during 2012 across the Mid-Atlantic states where many of our properties are located; partially offset by

•
a decrease of $0.6 million in ground rent expense, including a $0.4 million decrease at The Gallery at Market East due to the April 2013 acquisition of 907 Market Street. The acquisition of 907 Market Street included the purchase of the land under The Gallery at Market East food court which was leased from the previous owner prior to the acquisition.

Operating expenses decreased by $2.7 million, or 2%, in 2012 as compared to 2011, primarily due to:

•
a decrease of $2.0 million in non-common area utility expense due in part to a mild 2012 winter with above average temperatures across the Mid-Atlantic states where many of our properties are located and in part to lower electric rates as a result of deregulation and alternate supplier contracts executed during 2012; and

•	a decrease of $1.2 million in bad debt expense due to favorable collections resulting in lower accounts receivable balances, as well as fewer tenant bankruptcies compared to 2011; partially offset by

•
an increase of $0.8 million in common area maintenance expenses, including increases of $0.8 million in repairs and maintenance and $1.3 million in housekeeping and security as a result of stipulated contractual increases. These increases were partially offset by a $1.3 million decrease in snow removal expense due to the mild and dry 2012 winter as noted above.

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

The following table presents NOI for the years ended December 31, 2013, 2012 and 2011. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net income (loss) calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
(in thousands of dollars)	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income
Same Store	$465,473	$(191,141)	$274,332	$450,280	$(182,851)	$267,429	$448,340	$(185,567)	$262,773
Non Same Store	16,464	(7,386)	9,078	35,031	(17,077)	17,954	37,170	(17,549)	19,621
Total	$481,937	$(198,527)	$283,410	$485,311	$(199,928)	$285,383	$485,510	$(203,116)	$282,394

	% Change 2012 to 2013		% Change 2011 to 2012
	Same Store	Total	Same Store	Total
Real estate revenue	3.4%	(0.7)%	0.4%	—%
Operating expenses	4.5%	(0.7)%	(1.5)%	(1.6)%
NOI	2.6%	(0.7)%	1.8%	1.1%
Total NOI decreased by $2.0 million, or 0.7%, in 2013 as compared to 2012. NOI from Non Same Store properties decreased $8.9 million. This decrease consisted of a decrease of $12.0 million in NOI from properties in discontinued operations (properties sold), and was partially offset by $3.3 million of NOI from 907 Market Street which we acquired in 2013. Same Store NOI increased $6.9 million. See the “Results of Operations—Discontinued Operations” discussion below for further information about properties in “Non Same Store.”  Lease termination revenue was $1.8 million in 2013 and $1.9 million in 2012.

Total NOI increased by $3.0 million, or 1.1%, in 2012 as compared to 2011. Same Store NOI increased $4.7 million, offset by a $1.7 million decrease in Non Same Store NOI which was primarily due to discontinued operations. See the “Results of Operations—Discontinued Operations” discussion below for further information about properties in “Non Same Store.”  Lease termination revenue was $1.9 million in each of 2012 and 2011.

Other Income
Other income increased by $1.4 million, or 26%, in 2013 as compared to 2012 primarily due to an increase of $0.7 million from historic tax credits and an increase of $0.6 million in third-party management and leasing fees.
Other income decreased by $1.2 million, or 18%, in 2012 as compared to 2011 primarily due to a $1.5 million bankruptcy settlement received in 2011.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million, or 1%, in 2013 as compared to 2012. This decrease was primarily due to a decrease of $1.1 million in executive compensation and benefit costs offset by a $0.5 million increase in other general and administrative expenses.
General and administrative expenses decreased by $1.4 million, or 4%, in 2012 as compared to 2011 primarily due to a $1.0 million decrease in incentive compensation expense and a $0.3 million decrease in rent expense.
Provision for employee separation expense
Provision for employee separation expense was $2.3 million in 2013. In 2013, we recorded expense of $1.9 million in connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman. We also recorded $0.3 million in connection with Mr. Rubin's 2013 restricted share award which was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder's retirement payment, at which time such restricted shares would vest.

Provision for employee separation expense was $9.4 million in 2012. In 2012, we recorded $4.1 million in connection with the separation of Edward A. Glickman, our former President and Chief Operating Officer, $2.6 million in connection with the amended employment agreement of Mr. Rubin, our Executive Chairman, and $2.7 million in connection with the separation of certain employees.
No provision for employee separation expense was recorded in 2011.
Impairment of Assets
As further described in the “Overview” section and in note 2 to our consolidated financial statements, in 2011, we recorded impairment of assets of $24.1 million on North Hanover Mall in Hanover, Pennsylvania. In 2013, we recorded an additional impairment of assets of $6.3 million on North Hanover Mall. See also “—Discontinued Operations” for a discussion of impairment charges related to Phillipsburg Mall in Phillipsburg, New Jersey and the Chambersburg Mall in Chambersburg, Pennsylvania.

Interest Expense
Interest expense decreased by $23.4 million, or 19%, in 2013 as compared to 2012. The decrease was primarily due to a $26.0 million decrease resulting from a lower overall debt balance (an average of $1,727.8 million in 2013 compared to $1,995.4 million in 2012) and a lower weighted average effective borrowing rate (5.57% for 2013 as compared to 6.17% for 2012). This decrease was offset by a loss on hedge ineffectiveness of $2.9 million related to a forward starting swap on the mortgage loan payoff that had been secured by Jacksonville Mall, accelerated amortization of deferred financing costs of $1.1 million related to the repayment of our 2010 Term Loan and net losses on hedge ineffectiveness of $0.5 million due to the accelerated amortization in connection with the partial mortgage loan repayments at Logan Valley Mall.
Interest expense decreased by $5.0 million, or 4%, in 2012 as compared to 2011. The decrease was primarily due to a $6.9 million decrease resulting from lower overall debt balance (an average of $1,995.4 million in 2012 compared to $2,098.7 million in 2011). The lower overall debt balance was primarily due to the repayment of our $136.9 million in Exchangeable Notes in June 2012 and a $58.0 million permanent paydown of a portion of the 2010 Term Loan in October 2012, which also resulted in $0.7 million in accelerated amortization of deferred financing costs. The 2012 interest expense was also affected by a $1.2 million loss on hedge ineffectiveness that is included in interest expense. Our weighted average effective borrowing rate was 6.17% for 2012 as compared to 6.16% for 2011.
Depreciation and Amortization
Depreciation and amortization expense increased by $13.0 million, or 10%, in 2013 as compared to 2012, primarily due to:

•	an increase of $10.1 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $3.3 million associated with the April 2013 acquisition of 907 Market Street;
partially offset by

•	a decrease of $0.3 million because certain lease intangibles at two properties purchased during 2005 became fully amortized during 2012.
Depreciation and amortization expense decreased by $0.2 million, or 0%, in 2012 as compared to 2011, primarily due to:

•	a decrease of $2.0 million because certain lease intangibles at three properties purchased during 2004 and 2005 became fully amortized during 2011 and 2012; partially offset by

•	an increase of $1.8 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties.
Equity in Income of Partnerships
Equity in income of partnerships increased by $1.4 million, or 17%, for 2013 compared to 2012 primarily due to an increase in partnership revenue of $1.7 million and a decrease of $0.2 million in partnership mortgage interest expense, partially offset by an increase of $0.5 million in partnership property operating expenses.
Equity in income of partnerships increased by $1.7 million, or 26%, for 2012 compared to 2011 primarily due to an increase in partnership revenue of $0.9 million and a decrease of $0.8 million in depreciation and amortization expense.

Gains on Sales of Real Estate
Gains on sales of real estate were $1.6 million in 2011, including the following transactions:

•	a $0.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania; and

•	a $0.7 million gain from the sale of a condominium interest in Voorhees Town Center in Voorhees, New Jersey.
There were no gains on sales of real estate in 2013 or 2012.

Discontinued Operations
We have presented as discontinued operations the operating results of Orlando Fashion Square, Phillipsburg Mall, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia which are properties that were sold in 2013.
Operating results, gains on sales of discontinued operations and impairment of assets for the properties in discontinued operations were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Operating results of:
Orlando Fashion Square	$330	$627	$(1,298)
Phillipsburg Mall	(66)	(116)	891
Chambersburg Mall	536	908	820
Paxton Towne Centre	(101)	1,132	(579)
Christiana Center	1,633	1,557	1,602
Commons at Magnolia	480	519	482
Operating results from discontinued operations	2,812	4,627	1,918
Impairment of assets of discontinued operations	(23,662)	(3,805)	(27,977)
Gains on sales of discontinued operations	78,512	947	—
Income (loss) from discontinued operations	$57,662	$1,769	$(26,059)
As further described in the “Overview” section and note 2 to our consolidated financial statements, we recorded $23.7 million and $3.8 million of impairment of assets on discontinued operations for 2013 and 2012, respectively.
Gains on Sales of Discontinued Operations
Gains on sales of discontinued operations were $78.5 million in 2013 due to:

•	a $40.8 million gain on sale of Christiana Center;

•	a $32.7 million gain on sale of Paxton Towne Centre;

•	a $4.3 million gain on sale of Commons at Magnolia; and

•	a $0.7 million gain on sale of Orlando Fashion Square.
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
We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, to show the effect of provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its operating performance, specifically provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs.
The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2013	% Change 2012 to 2013	2012	% Change 2011 to 2012	2011
Funds from operations(1)	$121,101	26.7%	$95,617	(9.4)%	$105,585
Provision for employee separation expense	2,314		9,437		—
Loss on hedge ineffectiveness	3,409		1,162		—
Accelerated amortization of deferred financing costs(2)	1,076		690		—
Funds from operations, as adjusted(1)	$127,900	19.6%	$106,906	1.3%	$105,585
Funds from operations per diluted share and OP Unit(1)	$1.81	11.0%	$1.63	(11.4)%	$1.84
Funds from operations per diluted share and OP Unit, as adjusted(1)	$1.92	4.9%	$1.83	(0.5)%	$1.84
Weighted average number of shares outstanding	63,662		55,122		54,639
Weighted average effect of full conversion of OP Units	2,194		2,310		2,329
Effect of common share equivalents	876		1,131		502
Total weighted average shares outstanding, including OP Units	66,732		58,563		57,470

(1)
In accordance with NAREIT guidance regarding the definition of FFO, impairment losses of depreciable real estate are excluded from FFO. FFO, Funds From Operations, as adjusted, FFO per diluted share and OP Unit and Funds From Operations per diluted share and OP Unit, as adjusted, for all periods presented reflect this NAREIT guidance.

(2)
In 2013, accelerated amortization of deferred financing costs includes $0.9 million from 2010 Term Loan repayments and $0.2 million from mortgage loan repayments. In 2012, accelerated amortization of deferred financing costs includes $0.7 million from a 2010 Term Loan repayment.

FFO was $121.1 million for 2013, an increase of $25.5 million, or 26.7%, compared to $95.6 million for 2012. This increase was primarily due to:

•
a decrease of $28.6 million in interest expense (including our proportionate share of interest expense of our partnership properties and excluding the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) resulting from lower overall debt balances and lower average interest rates;

•	an increase of $6.9 million in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”);

•	a decrease of $7.1 million in provision for employee separation expense;

•	an increase of $3.3 million in NOI from 907 Market Street, which was acquired in April 2013; and

•	a decrease of $0.6 million in general and administrative expense; partially offset by

•	a decrease of $12.0 million in NOI related to properties in discontinued operations;

•	an increase of $7.9 million in preferred share dividends resulting from the Series A Preferred Shares issued in April 2012 and the Series B Preferred Shares issued on October 2012;

•	an increase of $3.4 million in interest expense due to net loss on hedge ineffectiveness that was recorded in interest expense; and

•	an increase of $1.1 million of accelerated deferred financing costs primarily related to the permanent repayment of the 2010 Term Loan in 2013.

FFO per diluted share increased $0.18 per share to $1.81 per share for 2013, compared to $1.63 per share for 2012. FFO per diluted share increased by $0.43 per share due to the $25.5 million increase in FFO, partially offset by a decrease of $0.25 per share primarily due to the weighted average effect of the 11,500,000 common shares issued in May 2013 and other common share issuances since January 1, 2012.
FFO was $95.6 million for 2012, a decrease of $10.0 million, or 9.4%, compared to $105.6 million for 2011. This decrease was primarily due to:

•	provision for employee separation expense of $9.4 million recorded in 2012;

•	preferred dividends of $8.0 million related to the Series A Preferred Shares issued in April 2012 and the Series B Preferred Shares issued in October 2012;

•	a $1.5 million bankruptcy settlement received in 2011 in connection with our investment in the Valley View Downs project;

•	a $1.2 million loss on hedge ineffectiveness in 2012;

•	accelerated amortization of $0.7 million of financing costs recorded in 2012 in connection with the repayment of a portion of the 2010 Credit Facility; and

•	gains on sales of non-operating real estate of $0.9 million in 2011; partially offset by

•
a decrease in interest expense of $7.9 million (including our proportionate share of interest expense of our partnership properties and excluding the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) in 2012 compared to 2011 resulting from lower overall debt balances and lower average interest rates; and

•	an increase of $3.0 million in NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”).
FFO per diluted share decreased $0.21 per share to $1.63 per share for 2012, compared to $1.84 per share for 2011. FFO per diluted share decreased by $0.18 per share due to the $10.0 million decrease in FFO and a decrease of $0.03 per share primarily due to the weighted average effect of common share issuances since January 1, 2011.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures
The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, specifically provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO, FFO per diluted share and OP Unit, Funds From Operations as adjusted and Funds From Operations per diluted share and OP Unit as adjusted as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	For the Year Ended December 31, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$431,728	$40,195	$10,014	$481,937
Operating expenses	(182,279)	(11,960)	(4,288)	(198,527)
Net operating income	249,449	28,235	5,726	283,410
General and administrative expenses	(36,975)	—	—	(36,975)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	6,950	—	—	6,950
Project costs and other expenses	(1,422)	—	—	(1,422)
Interest expense, net	(98,731)	(11,084)	(1,753)	(111,568)
Depreciation of non real estate assets	(1,132)	—	—	(1,132)
Preferred share dividends	(15,848)	—	—	(15,848)
Funds from operations	99,977	17,151	3,973	121,101
Depreciation of real estate assets	(139,748)	(7,373)	(1,161)	(148,282)
Impairment of assets	(6,304)	—	—	(6,304)
Equity in income of partnerships	9,778	(9,778)	—	—
Operating results from discontinued operations	2,812	—	(2,812)	—
Impairment of assets of discontinued operations	(23,662)	—	—	(23,662)
Gain on sales of discontinued operations	78,512	—	—	78,512
Preferred share dividends	15,848	—	—	15,848
Net income	$37,213	$—	$—	$37,213

	For the Year Ended December 31, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$413,813	$38,452	$33,046	$485,311
Operating expenses	(173,130)	(11,458)	(15,340)	(199,928)
Net operating income	240,683	26,994	17,706	285,383
General and administrative expenses	(37,538)	—	—	(37,538)
Provision for employee separation expense	(9,437)	—	—	(9,437)
Other income	5,534	—	—	5,534
Project costs and other expenses	(1,936)	(2)	—	(1,938)
Interest expense, net	(122,118)	(11,258)	(4,202)	(137,578)
Depreciation on non real estate assets	(825)	—	—	(825)
Preferred share dividends	(7,984)	—	—	(7,984)
Funds from operations	66,379	15,734	13,504	95,617
Depreciation of real estate assets	(127,020)	(7,396)	(8,877)	(143,293)
Equity in income of partnerships	8,338	(8,338)	—	—
Operating results from discontinued operations	4,627	—	(4,627)	—
Impairment of assets of discontinued operations	(3,805)	—	—	(3,805)
Gain on sale of discontinued operations	947	—	—	947
Preferred share dividends	7,984	—	—	7,984
Net loss	$(42,550)	$—	$—	$(42,550)

	For the Year Ended December 31, 2011
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$412,426	$37,814	$35,270	$485,510
Operating expenses	(175,839)	(11,435)	(15,842)	(203,116)
Net operating income	236,587	26,379	19,428	282,394
General and administrative expenses	(38,901)	—	—	(38,901)
Other income	6,712	—	—	6,712
Project costs other expenses	(964)	—	—	(964)
Interest expense, net	(127,148)	(11,341)	(5,108)	(143,597)
Gain on non operating real estate	850	—	—	850
Depreciation of non real estate assets	(909)	—	—	(909)
Funds from operations	76,227	15,038	14,320	105,585
Depreciation of real estate assets	(127,119)	(8,403)	(12,402)	(147,924)
Impairment of assets	(24,359)	—	—	(24,359)
Equity in income of partnerships	6,635	(6,635)	—	—
Gains on sales of real estate	740	—	—	740
Operating results from discontinued operations	1,918	—	(1,918)	—
Impairment of assets of discontinued operations	(27,977)	—	—	(27,977)
Net loss	$(93,935)	$—	$—	$(93,935)

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2013 were $65.8 million, based on distributions of $2.0625 per Series A Preferred Share, distributions of $1.8438 per Series B Preferred Share and $0.74 per common share and OP Unit. For the first quarter of 2014, we have announced a distribution of $0.20 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;

•	increases in operating costs, including increases that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and

•	increases in interest rates, resulting in higher borrowing costs.
We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects, certain capital requirements (including scheduled debt maturities), future property and portfolio acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our Credit Agreements.

In January 2012, the SEC declared effective our $1.0 billion universal shelf registration statement. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of Series A Preferred Shares and in October 2012, we issued $86.3 million of Series B Preferred Shares in underwritten public offerings under this registration statement. In May 2013, we issued 11,500,000 common shares in an underwritten public offering at $20.00 per share. However, in the future, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, or at all.
2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates and PRI (collectively, the “Borrower”) entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). All capitalized terms used in this "Liquidity and Capital Resources" section and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility, as amended.

As of December 31, 2013, $130.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $270.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of December 31, 2013 was 1.87%. Interest expense related to the 2013 Revolving Facility was $2.5 million for the year ended December 31, 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $1.1 million for the year ended December 31, 2013.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at December 31, 2013 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

In the event that we seek and obtain an investment grade credit rating and notify the lenders, alternative interest rates would apply. The unused portion of the 2013 Revolving Facility is subject to a facility fee of 0.30% per annum. In the event that we seek and obtain an investment grade credit rating, alternative facility fees would apply.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, or (3) own, directly or indirectly, a subsidiary described in clause (2) will serve as guarantors for funds borrowed under the 2013 Credit Facility. In the event that we seek and obtain an investment grade credit rating, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary or owns Unencumbered Property or incurs recourse debt.

PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by the Borrowers and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The 2013 Revolving Facility and the 2014 Term Loans (discussed below) are cross-defaulted with one another.

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” As of December 31, 2013, the Borrower was in compliance with all such financial covenants.

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

2014 Term Loans

On January 8, 2014, the Borrower entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

(1) a 5 Year Term Loan Agreement (the “5 Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured 5 year term loan facility; and

(2) a 7 Year Term Loan Agreement (the “7 Year Term Loan” and, together with the 5 Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured 7 year term loan facility.

Amounts borrowed under the 2014 Term Loans bear interest at the rate specified below per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	5 Year Term Loan Applicable Margin	7 Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.35%	1.80%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.45%	1.95%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.60%	2.15%
4	Equal to or greater than 0.550 to 1.00	1.90%	2.35%

The initial rate in effect under the 5 Year Term Loan was 1.45% per annum in excess of LIBOR. The initial rate in effect under the 7 Year Term Loan was 1.95% per annum in excess of LIBOR.

If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.

The table set forth below presents the initial amount outstanding, initial interest rate (inclusive of the initial LIBOR spread) in effect and the maturity dates of the 2014 Term Loans:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Initial borrowing	$100.0	$30.0
Initial interest rate	1.61%	2.11%
Maturity date	January 2019	January 2021

Under the 2014 Term Loans, there is a deferred draw feature that enables PREIT to borrow the amounts specified in each of the term loans over a period of up to one year. From the effective date until either one year later or until the maximum amount under the respective loan is borrowed (or until the lenders’ commitments are otherwise terminated), the unused portion of the 2014 Term Loans is subject to a fee of 0.20%, in the case of the 5 Year Term Loan, and 0.35%, in the case of the 7 Year Term Loan, per annum. There is an additional commitment termination fee under the 7 Year Term Loan if the maximum amount is not borrowed within one year.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in clause (2), or (4) are guarantors under the 2013 Revolving Facility will serve as guarantors for funds borrowed under the 2014

Term Loans.

The Borrower has the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The Borrower has the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The 2014 Term Loans and 2013 Revolving Facility contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” The 2014 Term Loans also contain an additional covenant that PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% for one year after closing, to 2% after two years, to 1% after three years and without penalty thereafter.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2014 Term Loans immediately due and payable, and before the one year anniversary of the effective date, the commitments of the lenders to make further loans, if any, under the 2014 Term Loans would terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable and, before the one year anniversary of the effective date, the commitments of the lenders to make further loans will automatically terminate.

PREIT may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans

The 2013 Revolving Facility and 2014 Term Loans contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year. These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The 2013 Revolving Facility and 2014 Term Loans are subject to customary events of default and are cross-defaulted with one another.

Common Share Offering
In May 2013, we issued 11,500,000 common shares in a public offering at $20.00 per share. We received net proceeds from the offering of $220.5 million after deducting payment of the underwriting discount of $0.80 per share and offering expenses. We used a portion of the net proceeds from this offering to repay all $192.5 million of then-outstanding borrowings under the 2013 Revolving Facility.

Preferred Share Offerings
In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.9 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and estimated offering expenses of $0.5 million. We used a portion of the net proceeds from this offering to repay all $30.0 million of then-outstanding borrowings under the 2010 Revolving Facility.
In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.3 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the 2010 Revolving Facility and $58.0 million of then-outstanding borrowings under the 2010 Term Loan.
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
Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2012 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall(5)	78.0	5.17% fixed	December 2023

2012 Activity:
January	New River Valley Mall(6)	28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center(7)	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall(8)	300.0	3.90% fixed	September 2022

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million subject to certain prescribed conditions.

(3)
The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. In February 2013, the unamortized balance of the mortgage loan was $33.4 million before we borrowed an additional $2.1 million to bring the total amount financed to $35.5 million.

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014.

(5)	Interest only payments until March 2015. Principal and interest payments commencing in April 2015.

(6)
Extension option modified the mortgage rate and payment terms. Interest only payments for the first five years. Principal and interest commence January 2017 based on a 25 year amortization schedule, with a balloon payment due in January 2019.

(7)	The property was sold in September 2013 and the buyer assumed the remaining $49.2 million mortgage loan.

(8)	Interest only payments for the first two years. Principal and interest payments commencing on October 1, 2014, with a balloon payment due in September 2022.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.2 million from available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 million from our 2013 Revolving Facility and $21.3 million from available working capital. See note 6 to our consolidated financial statements for additional information on the $2.9 million loss on hedge ineffectiveness that was recorded during the three months ended June 30, 2013 in connection with this transaction.

In September 2013, we repaid a $65.0 million mortgage loan on Wyoming Valley Mall in Wilkes-Barre, Pennsylvania using
$65.0 million from our 2013 Revolving Facility.

In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $60.0 million from our 2013 Revolving Facility and $6.9 million from available working capital.

In December 2013, we repaid a $42.2 million mortgage loan on Beaver Valley Mall in Monaca, Pennsylvania using proceeds from the December 2013 financing of Wyoming Valley Mall.
Mortgage Loans

Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to the year 2023.  Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2013. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.68% at December 31, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.65% at December 31, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2013:

	Payments by Period
(in thousands of dollars)	Total	2014	2015	2016	2017-2018	Thereafter
Principal payments	$124,929	$17,457	$22,198	$13,321	$24,476	$47,477
Balloon payments (1)	1,377,721	51,000	270,799	243,745	291,532	520,645
Total	$1,502,650	$68,457	$292,997	$257,066	$316,008	$568,122

(1)The maturity date for the balloon payment due in 2014 may be extended pursuant to the terms of the applicable loan agreement.

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2013 for the periods presented:

(in thousands of dollars)	Total	2014	2015	2016	2017-2018	Thereafter
Mortgage loans	$1,502,650	$68,457	$292,997	$257,066	$316,008	$568,122
2013 Revolving Facility	130,000	—	—	130,000	—	—
Interest on indebtedness(1)	346,463	72,241	70,702	43,865	65,610	94,045
Operating leases	9,800	2,111	1,929	1,691	2,917	1,152
Ground leases	41,824	558	558	552	1,070	39,086
Development and redevelopment commitments(2)	1,713	1,713	—	—	—	—
Total	$2,032,450	$145,080	$366,186	$433,174	$385,605	$702,405

(1)Includes payments expected to be made, including those in connection with interest rate swap agreements.
(2)The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2014, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2012 Activity:
July	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years.

Interest Rate Derivative Agreements
As of December 31, 2013, we had entered into six interest rate swap agreements with a weighted average interest swap rate of 1.61% on a notional amount of $198.6 million maturing on various dates through January 1, 2018.We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2013, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In January 2014, we entered into six forward starting interest rate swap agreements with a weighted average interest swap rate of 1.78% on a notional amount of $130.0 million, each with an effective date of February 3, 2014 and each maturing on January 2, 2019. We entered into these forward starting swap agreements in order to hedge the interest payments associated with our initial borrowings under our 2014 Term Loans.
In the year ended December 31, 2013, we recorded net losses on hedge ineffectiveness of $3.4 million. We recorded $2.9 million in net losses on hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the May 2013 Jacksonville Mall mortgage loan repayment. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from “Accumulated other comprehensive income (loss)” to “Interest expense, net.” We also recorded $0.5 million in net losses on hedge ineffectiveness due to the accelerated amortization of $0.5 million in connection with the partial mortgage loan repayments at Logan Valley Mall.

In the year ended December 31, 2012, we recorded net losses on hedge ineffectiveness of $1.2 million. As the result of our permanent paydown of a portion of our 2010 Credit Facility in 2012 and expected repayments of mortgage loans secured by properties expected to be sold in 2013, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to three of our swaps. Therefore, it was probable that a portion of the hedged forecasted transactions (1-month LIBOR interest payments) associated with the three swaps would not occur by the end of the originally specified time period as documented at the inception of the hedging relationships. As such, previously deferred losses in other comprehensive income in the amount of $0.6 million related to these three interest rate swaps were reclassified into interest expense during 2012. One of those swaps with a notional amount of $40.0 million no longer qualified for hedge accounting as a result of the missed forecasted transactions and was marked to market through earnings prospectively. These swaps expired by their terms in March 2013. Additionally, certain of the properties that were under contract to be sold as of December 31, 2012 served as security for mortgage loans that were previously hedged. Since it was probable because of the pending sales that the hedged transactions as identified in our original hedge documentation would not occur, we reclassified $0.6 million from other comprehensive income to interest expense.
As of December 31, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.1 million in the aggregate. The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.
CASH FLOWS
Net cash provided by operating activities totaled $136.2 million for 2013 compared to $120.3 million for 2012 and $105.3 million for 2011. This increase in cash from operating activities in 2013 was primarily due to increased NOI, lower interest expense, and other working capital changes.
Cash flows provided by investing activities were $30.7 million for 2013 compared to cash flows used in investing activities of $88.2 million for 2012 and cash flows used in investing activities of $21.8 million for 2011. Investing activities for 2013 reflected acquisitions of $60.9 million, investment in construction in progress of $36.5 million and real estate improvements of $44.8 million, primarily related to ongoing improvements at our properties. Investing activities for 2012 reflected investment in construction in progress of $38.1 million and real estate improvements of $43.5 million, primarily related to ongoing improvements at our properties.
Cash flows used in financing activities were $166.7 million for 2013 compared to cash flows used in financing activities of $20.0 million for 2012 and $104.0 million for 2011. Cash flows used in financing activities for 2013 included a $182.0 million repayment of the 2010 Term Loan, and the repayment or paydown of $403.7 million of mortgage loans. Cash flows used in financing activities for 2012 included the principal repayment of Exchangeable Notes of $136.9 million, a net $95.0 million paydown of the Revolving Facility, a $58.0 million repayment of the 2010 Term Loan, dividends and distributions of $44.5 million, principal installments on mortgage loans of $20.3 million and a $4.0 million principal payment on one mortgage loan. We also received $110.9 million in net proceeds from the issuance of Series A Preferred Shares, $83.3 million from the issuance of Series B Preferred Shares, and $151.0 million in net proceeds from new mortgage loans on Capital City Mall, Cherry Hill Mall, Cumberland Mall and Christiana Center in 2012.
See note 1 to our consolidated financial statements for detail regarding costs capitalized during 2013 and 2012.

COMMITMENTS
As of December 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $1.7 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.
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
COMPETITION AND TENANT CREDIT RISK
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non anchor store and other tenants. We also compete to acquire land for new site development or to add to our existing properties. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites or sites adjacent to our properties, including institutional pension funds, other REITs and other owner-operators of retail properties. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives.
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
INFLATION
Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which might increase with inflation. Leases might also provide for tenants to bear all or a portion of operating expenses, which might reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2013, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2013 Revolving Facility and our 2014 Term Loans;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through the issuance of equity or equity-related securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties or interests in properties, or through other actions;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our short and long-term liquidity position;

•
current economic conditions and their effect on employment and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	the effects of online shopping and other uses of technology on, and by competitors of, our retail tenants;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	risks relating to development and redevelopment activities;

•	inability to sell properties that we seek to dispose of or the inability to obtain estimated sale prices;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	increases in operating costs that cannot be passed on to tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors; and

•	potential dilution from any capital raising transactions or other equity issuances.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2013, our consolidated debt portfolio consisted primarily of $1,502.7 million of fixed and variable rate mortgage loans and $130.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 1.87%.
Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to the year 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2013. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.68% at December 31, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.65% at December 31, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2014	$15,867	5.33%	$52,590		2.28%	(1)
2015	$291,342	5.75%	$1,655		2.63%	(1)
2016	$231,340	5.38%	$155,726	(2)	1.98%	(1)
2017	$161,400	5.36%	$1,001		2.92%	(1)
2018 and thereafter	$551,980	4.37%	$169,749		3.10%	(1)

(1)	Based on the weighted average interest rate in effect as of December 31, 2013.

(2)	Includes 2013 Revolving Facility borrowings of $130.0 million with a weighted average interest rate of 1.87% as of December 31, 2013.
At December 31, 2013, we had $380.7 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2013, we had entered into six interest rate swap agreements with a weighted average interest rate of 1.61% on a notional amount of $198.6 million maturing on various dates through January 2018. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2013 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $56.9 million at December 31, 2013. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $59.7 million at December 31, 2013. The majority of the payments on our variable rate debt included in our debt portfolio as of December 31, 2013 have been swapped to fixed interest rates. A 100 basis point increase in interest rates would have resulted in an additional $1.8 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.8 million annually.

Because the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2013, 2012 and 2011, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2013 and 2012, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by or Chief Executive Officer and Chief Financial Officer for effectiveness. In October 2013, due to a technological error in utilizing new software to transmit our filings to the SEC through the EDGAR reporting system, we inadvertently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2013 without attaching the signed certifications by our Chief Executive Officer and Chief Financial Officer to be included as Exhibits 31.1 through 32.2. The certificates have since been added by amendment. Notwithstanding this error, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

1.2
Purchase Agreement, dated May 1, 2013, by and among PREIT, PREIT Associates, L.P., and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities, LLC, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT's Current Report on Form 8-K filed on May 3, 2013, is incorporated herein by reference.

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

3.3
Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

3.4
Amendment, dated June 7, 2012, to Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust dated December 18, 2008, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

3.5
Second Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT's 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.1 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

4.1
First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2
First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

4.3
Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

4.4
Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

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

10.1
Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., PREIT, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A filed on March 24, 2010, is incorporated herein by reference.

10.2
First Amendment dated June 29, 2011 to Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., PREIT, and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 30, 2011, is incorporated herein reference.

10.3
Amended and Restated Guaranty dated as of March 11, 2010 in favor of Wells Fargo Bank, National Association, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K/A filed on March 24, 2010, is incorporated herein by reference.

10.4
Credit Agreement dated as of April 17, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.8 to PREIT's Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.5
Guaranty dated as of April 17, 2013 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associate, L.P., filed as Exhibit 10.9 to PREIT's Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.6*	First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.7*	Five Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.8*	Five Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.9*	Seven Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.10*	Seven Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.11
Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 12, 2005, is incorporated herein by reference.

10.12
Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.13
Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.14
Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 9, 2005, is incorporated herein by reference.

10.15
Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by WG Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 9, 2005, is incorporated herein by reference.

10.16
Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 15, 2006, is incorporated herein by reference.

10.17
Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on March 30, 2006, is incorporated herein by reference.

10.18
Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 14, 2010, is incorporated herein by reference.

10.19
Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K filed on May 22, 2007 is incorporated herein by reference.

10.20
Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.21
Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

10.22
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Ronald Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

10.23
Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

10.24
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

10.25
Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

10.26
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.27
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

+10.29
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

10.32
Standstill Agreement among PREIT, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

+10.33	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.34	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.35	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT's Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

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

+10.41	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.42
Form of 2011-2013 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.43
Form of Annual Incentive Compensation Award for PREIT’s Chief Executive Officer, the three other members of PREIT’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K filed on July 26, 2011, is incorporated herein by reference.

+10.44
Form of Annual Incentive Compensation Opportunity Award for Officers other than Named Executive Officers, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2011, is incorporated herein by reference.

+10.45	2012-2014 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.46
Form of 2012-2014 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.47
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Chief Executive Officer, Vice Chairman, and Chief Financial, filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on October 26, 2012, is incorporated herein by reference.

+10.48
Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers, filed as Exhibit 10.2 to PREIT’s Quarterly Report on From 10-Q filed on October 26, 2012, is incorporated herein by reference.

+10.49	2013-2015 Restricted Share Unit Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.50
Form of 2013-2015 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.51
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Chief Executive Officer, filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.52
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Chief Financial Officer, filed as Exhibit 10.2 to PREIT’s Quarterly Report on From 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.53
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Vice Chairman, filed as Exhibit 10.3 to PREIT’s Quarterly Report on From 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.54
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Executive Vice Presidents, filed as Exhibit 10.4 to PREIT’s Quarterly Report on From 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.55
Separation of Employment Agreement and General Release, dated October 15, 2013, by and between PREIT, PREIT Services, LLC and Edward Glickman, filed as Exhibit 10.7 to PREIT's Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.56
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.57
Registration Rights Agreement, dated as of April 28, 2003, between PREIT and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.58
Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.59
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.60
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.61
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

10.62
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT's Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.63
Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K filed on February 29, 2008, is incorporated herein by reference.

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 28, 2014	By:	/s/ Joseph F. Coradino
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Executive Chairman and Trustee	February 28, 2014
Ronald Rubin

/s/ George F. Rubin	Vice Chairman and Trustee	February 28, 2014
George F. Rubin

/s/ Joseph F. Coradino	Chief Executive Officer (principal executive officer)	February 28, 2014
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2014
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	February 28, 2014
Jonathen Bell

/s/ M. Walter D’Alessio	Trustee	February 28, 2014
M. Walter D’Alessio

/s/ Rosemarie Greco	Trustee	February 28, 2014
Rosemarie Greco

/s/ Leonard I. Korman	Trustee	February 28, 2014
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	February 28, 2014
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	February 28, 2014
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	February 28, 2014
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 28, 2014
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 28, 2014
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pennsylvania Real Estate Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2013	December 31, 2012
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,450,317	$3,395,681
Construction in progress	68,835	68,619
Land held for development	8,716	13,240
Total investments in real estate	3,527,868	3,477,540
Accumulated depreciation	(1,012,746)	(907,928)
Net investments in real estate	2,515,122	2,569,612
INVESTMENTS IN PARTNERSHIPS, at equity:	15,963	14,855
OTHER ASSETS:
Cash and cash equivalents	34,230	33,990
Tenant and other receivables (net of allowance for doubtful accounts of $13,123 and $14,042 at December 31, 2013 and 2012, respectively)	46,439	38,473
Intangible assets (net of accumulated amortization of $14,506 and $14,940 at December 31, 2013 and 2012, respectively)	9,075	8,673
Deferred costs and other assets	97,752	97,399
Assets held for sale	—	114,622
Total assets	$2,718,581	$2,877,624
LIABILITIES:
Mortgage loans payable	$1,502,650	$1,718,052
Term Loans	—	182,000
Revolving Facility	130,000	—
Tenants’ deposits and deferred rent	17,896	14,862
Distributions in excess of partnership investments	64,491	64,874
Fair value of derivative instruments	844	9,742
Liabilities on assets held for sale	—	102,417
Accrued expenses and other liabilities	76,248	72,448
Total liabilities	1,792,129	2,164,395
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at December 31, 2013 and 2012; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2013, and 2012; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,293 shares at December 31, 2013 and 56,331 shares at December 31, 2012	68,293	56,331
Capital contributed in excess of par	1,467,460	1,247,730
Accumulated other comprehensive loss	(6,637)	(20,867)
Distributions in excess of net income	(636,939)	(608,634)
Total equity – Pennsylvania Real Estate Investment Trust	892,258	674,641
Noncontrolling interest	34,194	38,588
Total equity	926,452	713,229
Total liabilities and equity	$2,718,581	$2,877,624

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
REVENUE:
Real estate revenue:
Base rent	$283,074	$272,036	$266,880
Expense reimbursements	126,909	119,993	124,103
Percentage rent	5,732	5,713	6,363
Lease termination revenue	1,565	1,753	1,091
Other real estate revenue	14,448	14,318	13,989
Total real estate revenue	431,728	413,813	412,426
Other income	6,950	5,534	6,712
Total revenue	438,678	419,347	419,138
EXPENSES:
Operating expenses:
CAM and real estate taxes	(142,684)	(132,901)	(131,740)
Utilities	(22,028)	(21,838)	(23,818)
Other	(17,567)	(18,391)	(20,281)
Total operating expenses	(182,279)	(173,130)	(175,839)
Depreciation and amortization	(140,880)	(127,845)	(128,028)
Other expenses:
General and administrative expenses	(36,975)	(37,538)	(38,901)
Provision for employee separation expense	(2,314)	(9,437)	—
Impairment of assets	(6,304)	—	(24,359)
Project costs and other expenses	(1,422)	(1,936)	(964)
Total other expenses	(47,015)	(48,911)	(64,224)
Interest expense, net	(98,731)	(122,118)	(127,148)
Total expenses	(468,905)	(472,004)	(495,239)
Loss before equity in income of partnerships, gains on sales of real estate and discontinued operations	(30,227)	(52,657)	(76,101)
Equity in income of partnerships	9,778	8,338	6,635
Gains on sales of real estate	—	—	1,590
Loss from continuing operations	(20,449)	(44,319)	(67,876)
Discontinued operations:
Operating results from discontinued operations	2,812	4,627	1,918
Impairment of assets of discontinued operations	(23,662)	(3,805)	(27,977)
Gains on sales of discontinued operations	78,512	947	—
Income (loss) from discontinued operations	57,662	1,769	(26,059)
Net income (loss)	37,213	(42,550)	(93,935)
Less: net (income) loss attributed to noncontrolling interest	(1,354)	1,713	3,774
Net income (loss) attributable to PREIT	35,859	(40,837)	(90,161)
Less: preferred share dividends	(15,848)	(7,984)	—
Net income (loss) attributable to PREIT common shareholders	$20,011	$(48,821)	$(90,161)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2013	2012	2011
Loss from continuing operations	$(20,449)	$(44,319)	$(67,876)
Preferred dividends	(15,848)	(7,984)	—
Noncontrolling interest in continuing operations	729	1,778	2,727
Dividends on restricted shares	(439)	(442)	(547)
Loss from continuing operations used to calculate earnings per share – basic and diluted	$(36,007)	$(50,967)	$(65,696)
Income (loss) from discontinued operations	$57,662	$1,769	$(26,059)
Noncontrolling interest in discontinued operations	(2,083)	(65)	1,047
Income (loss) from discontinued operations used to calculate earnings per share – basic and diluted	$55,579	$1,704	$(25,012)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.56)	$(0.92)	$(1.20)
Income (loss) from discontinued operations	0.87	0.03	(0.46)
Basic and diluted earnings (loss) per share	$0.31	$(0.89)	$(1.66)

(in thousands of shares)
Weighted average shares outstanding – basic	63,662	55,122	54,639
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	63,662	55,122	54,639

(1)
For the years ended December 31, 2013, 2012 and 2011, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 876, 1,131 and 502 for the years ended December 31, 2013, 2012 and 2011, respectively, is excluded from the calculation of diluted earnings (loss) per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Comprehensive income (loss):
Net income (loss)	$37,213	$(42,550)	$(93,935)
Unrealized gain on derivatives	9,647	11,370	6,118
Amortization of losses of settled swaps, net of gains	5,069	2,419	24
Total comprehensive income (loss)	51,929	(28,761)	(87,793)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,840)	1,156	3,526
Comprehensive income (loss) attributable to PREIT	$50,089	$(27,605)	$(84,267)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2013, 2012 and 2011

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive (Income) Loss	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2011	$704,530	—	—	$55,436	$1,040,023	$(39,993)	$(401,193)	$50,257
Net loss	(93,935)	—	—	—	—	—	(90,161)	(3,774)
Comprehensive loss	6,142	—	—	—	—	5,894	—	248
Shares issued under employee and trustee compensation plans, net of shares retired	(1,350)	—	—	241	(1,591)	—	—	—
Amortization of deferred compensation	9,055	—	—	—	9,055	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(33,384)	—	—	—	—	—	(33,384)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.60 per unit)	(1,395)	—	—	—	—	—	—	(1,395)
Amortization of historic tax credit	(1,921)	—	—	—	—	—	—	(1,921)
Contributions from noncontrolling interest, net	296	—	—	—	—	—	—	296
Balance December 31, 2011	588,038	—	—	55,677	1,047,487	(34,099)	(524,738)	43,711
Net loss	(42,550)	—	—	—	—	—	(40,837)	(1,713)
Comprehensive loss	13,789	—	—	—	—	13,232	—	557
Shares issued under redemption of Operating Partnership units	—	—	—	28	413	—	—	(441)
Shares issued under employee and trustee compensation plans, net of shares retired	(4,722)	—	—	626	(5,348)	—	—	—
Amortization of deferred compensation	11,028	—	—	—	11,028	—	—	—
Series A Preferred share offering	110,896	46	—	—	110,850	—	—	—
Series B Preferred share offering	83,335	—	35	—	83,300	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(35,735)	—	—	—	—	—	(35,735)	—
Distributions paid to Series A preferred shareholders ($1.3464 per share)	(6,193)	—	—	—	—	—	(6,193)	—
Distributions paid to Series B preferred shareholders ($0.3278 per share)	(1,131)	—	—	—	—	—	(1,131)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(1,459)	—	—	—	—	—	—	(1,459)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Contributions from noncontrolling interest, net	(257)	—	—	—	—	—	—	(257)
Balance December 31, 2012	713,229	46	35	56,331	1,247,730	(20,867)	(608,634)	38,588
Net income	37,213	—	—	—	—	—	35,859	1,354
Comprehensive income	14,716	—	—	—	—	14,230	—	486
Shares issued in 2013 public common offering, net	220,511	—	—	11,500	209,011	—	—	—
Shares issued upon redemption of Operating Partnership units	—	—	—	172	2,372	—	—	(2,544)
Shares issued under employee and trustee compensation plans, net of shares retired	566	—	—	290	276	—	—	—
Amortization of deferred compensation	8,071	—	—	—	8,071	—	—	—
Distributions paid to common shareholders ($0.74 per share)	(48,315)	—	—	—	—	—	(48,315)	—
Distributions paid to Series A preferred shareholders ($2.0625 per share)	(9,488)	—	—	—	—	—	(9,488)	—
Distributions paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.74 per unit)	(1,626)	—	—	—	—	—	—	(1,626)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Other distributions to noncontrolling interests, net	(254)	—	—		—	—	—	(254)
Balance December 31, 2013	$926,452	$46	$35	$68,293	$1,467,460	$(6,637)	$(636,939)	$34,194

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$37,213	$(42,550)	$(93,935)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	133,162	128,204	128,378
Amortization	12,903	15,951	19,941
Straight-line rent adjustments	(1,425)	(2,234)	(331)
Provision for doubtful accounts	1,656	1,861	3,320
Amortization of deferred compensation	8,071	11,028	9,055
Loss on hedge ineffectiveness	3,409	—	—
Gain on sales of real estate and discontinued operations	(78,512)	(947)	(1,590)
Equity in income of partnerships in excess of distributions	(2,713)	—	—
Amortization of historic tax credits	(2,494)	(1,810)	(1,921)
Impairment of assets and expensed project costs	30,775	5,057	52,909
Change in assets and liabilities:
Net change in other assets	(7,779)	(15,167)	(7,143)
Net change in other liabilities	1,953	20,931	(3,421)
Net cash provided by operating activities	136,219	120,324	105,262
Cash flows from investing activities:
Cash proceeds from sales of real estate investments	181,644	—	7,551
Investments in consolidated real estate acquisitions	(60,879)	—	—
Additions to construction in progress	(36,456)	(38,104)	(25,426)
Investments in real estate improvements	(44,785)	(43,543)	(36,017)
Additions to leasehold improvements	(2,062)	(881)	(364)
Investments in partnerships	(250)	(3,682)	(252)
Capitalized leasing costs	(5,261)	(5,336)	(4,999)
(Increase) decrease in cash escrows	(2,682)	(1,404)	2,210
Cash distributions from partnerships in excess of equity in income	1,472	4,772	35,525
Net cash provided by (used in) investing activities	30,741	(88,178)	(21,772)
Cash flows from financing activities:
Repayment of 2010 Term Loan	(182,000)	(58,000)	(7,200)
Net borrowings from (repayments of) Revolving Facilities	130,000	(95,000)	(5,000)
Proceeds from mortgage loans	154,692	467,750	27,700
Repayment of mortgage loans	(403,691)	(320,731)	(58,032)
Principal installments on mortgage loans	(16,973)	(20,311)	(21,249)
Payment of deferred financing costs	(4,035)	(1,753)	(4,109)
Net proceeds from shares issued in public common offering	220,511	—	—
Common shares issued	2,983	1,788	533
Net proceeds from issuance of Series A preferred shares	—	110,896	—
Net proceeds from issuance of Series B preferred shares	—	83,335	—
Repayment of Exchangeable Notes	—	(136,900)	—
Dividends paid to common shareholders	(48,315)	(35,735)	(33,384)
Dividends paid to preferred shareholders	(15,849)	(7,324)	—
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,626)	(1,459)	(1,395)
Value of shares issued under equity incentive plans, net of shares retired	(2,417)	(6,510)	(1,883)
Net cash used in financing activities	(166,720)	(19,954)	(104,019)
Net change in cash and cash equivalents	240	12,192	(20,529)
Cash and cash equivalents, beginning of year	33,990	21,798	42,327
Cash and cash equivalents, end of year	$34,230	$33,990	$21,798

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2013, our portfolio consisted of a total of 43 properties located in 12 states and operating in 11 states, including 35 shopping malls, five power and strip centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), and one of the development properties classified as “other.” In 2013, we sold three of our mall properties and three of our power and strip centers.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2013, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2013, the total amount that would have been distributed would have been $40.4 million, which is calculated using our December 31, 2013 closing share price on the New York Stock Exchange of $18.98 multiplied by the number of outstanding OP Units held by limited partners, which was 2,129,202 as of December 31, 2013.
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
We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. Due to the nature of our operating properties, which involve retail shopping, we have concluded that our individual properties have similar economic characteristics and meet all other aggregation criteria. Accordingly, have aggregated our individual properties into one reportable segment. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.
Consolidation
We consolidate our accounts and the accounts of the Operating Partnership and other controlled subsidiaries, and we reflect the remaining interest in such entities as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 40% to 50% noncontrolling ownership interest at December 31, 2013, are recorded initially at our cost and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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
Statements of Cash Flows
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents totaled $34.2 million and $34.0 million, respectively, and included tenant security deposits of $3.8 million and $4.2 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $94.1 million, $116.4 million and $124.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, net of amounts capitalized of $0.9 million, $1.5 million and $2.1 million, respectively.
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
Accrued construction costs increased by $2.4 million in the year ended December 31, 2013, and decreased by $0.3 million and $0.1 million in the years ended December 31, 2012 and 2011, respectively, representing non-cash changes in construction in progress.
Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. We believe that our most significant and subjective accounting estimates and assumptions are those relating to asset impairment, fair value and accounts receivable reserves.
Our management makes complex or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, our management considers, among other factors, events and changes in property, market and economic conditions, estimated future cash flows from property operations, and the risk of loss on specific accounts or amounts.

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $1.4 million, $2.2 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2013 and 2012 were $26.5 million and $27.7 million, respectively.
Percentage rent represents rental revenue that the tenant pays based on a percentage of its sales, either as a percentage of its total sales or as a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached.

Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2013 and 2012, our accounts receivable included accrued income of $7.7 million and $4.0 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.
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
Fair Value
Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under existing accounting authority.
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
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs might include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.
Level 3 inputs are unobservable inputs for the asset or liability and are typically based on an entity’s own assumptions, as there is little, if any, related market activity.
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

Financial Instruments
Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2013 Revolving Facility approximate fair value due to the short-term nature of these instruments. The majority of our variable rate debt is subject to interest rate derivative instruments that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.
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
The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists and whether the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, the carrying value is written down to its fair value.
In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 and 2013 ranged from 6.25% to 12.0%. In 2013, two properties had triggering events that required further review for impairment. The fair values of the properties (Chambersburg Mall and North Hanover Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2. In 2012, one property had a triggering event that required further review for impairment. The fair value of the property (Phillipsburg Mall) was determined based on the sale price of the property as further discussed in note 2. In 2011, after two properties had triggering events that required further review for impairment, we estimated the fair value of the properties that experienced triggering events using discount rates applied to estimated cash flows ranging from 13% to 14%.

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
We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2013. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.

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
We are required to make subjective assessments as to the useful lives of our real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those assets based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments affect our annual net income. If we were to determine that a different estimated useful life was appropriate for a particular asset, it would be depreciated over the newly estimated useful life, and, other things being equal, result in changes in annual depreciation expense and annual net income.
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

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2013 and 2012 included $5.7 million and $7.2 million, respectively (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002), of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.
Changes in the carrying amount of goodwill for the three years ended December 31, 2013 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Divestitures	Total
Balance, January 1, 2011	$12,877	$(1,073)	$(4,648)	$—	$7,156
Changes in Goodwill	—	—	—	—	—
Balance, December 31, 2011	12,877	(1,073)	(4,648)	—	7,156
Changes in Goodwill	—	—	—	—	—
Balance, December 31, 2012	12,877	(1,073)	(4,648)	—	7,156
Changes in Goodwill	—	—	—	(1,494)	(1,494)
Balance, December 31, 2013	$12,877	$(1,073)	$(4,648)	$(1,494)	$5,662
In 2013, we divested goodwill of $0.7 million and $0.8 million in connection with the sales of Paxton Towne Centre and Christiana Center, respectively (see note 2).

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
We allocate purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.
The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2013 and 2012:

(in thousands of dollars)	As of December 31, 2013	As of December 31, 2012
Value of in-place lease intangibles	$3,151	$1,009
Above-market lease intangibles	262	508
Subtotal	3,413	1,517
Goodwill	5,662	7,156
Total intangible assets	$9,075	$8,673
Below-market lease intangibles	$(4,815)	$(3,083)

Amortization of in-place lease intangibles was $1.6 million, $0.8 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Amortization of above-market and below-market lease intangibles increased revenue by $1.0 million for the year ended December 31, 2013, increased revenue by $0.3 million for the year ended December 31, 2012 and decreased revenue by $0.1 million for the year ended December 31, 2011. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net
2014	1,391	(960)
2015	371	(441)
2016	288	(421)
2017	282	(456)
2018	259	(438)
2019 and thereafter	560	(1,837)
Total	$3,151	$(4,553)

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
Assuming that there is no significant continuing involvement, an operating real estate property that is classified as held for sale or sold is considered a discontinued operation. Operating properties classified as discontinued operations are reclassified as such in the consolidated statements of operations for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.
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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Development/Redevelopment:
Salaries and benefits	$1,059	$805	$765
Real estate taxes	$5	$277	$280
Interest	$874	$1,549	$2,087
Leasing:
Salaries, commissions and benefits	$5,261	$5,336	$4,999
Tenant Receivables
We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends, when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. For straight-line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable, given our experience regarding such amounts.
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
The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate for the years ended December 31, 2013 and 2012:

(in millions of dollars)	As of December 31, 2013	As of December 31, 2012
Aggregate cost basis for federal income tax purposes	$3,710.1	$3,979.2
Aggregate depreciated basis for federal income tax purposes	$2,692.9	$2,908.5
We are subject to a federal excise tax computed on a calendar year basis in accordance with the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2013, 2012 and 2011, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Ordinary income	$—	$—	$0.37
Capital gains	—	—	0.01
Non-dividend distributions	0.74	0.63	0.22
	$0.74	$0.63	$0.60

In April 2012, we issued Series A Preferred Shares and in October 2012, we issued Series B Preferred Shares. The per share distributions paid to Series A preferred shareholders and Series B preferred shareholders had the following components for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
Series A Preferred Share Dividends
Ordinary income	$1.96	$—
Capital gains	—	—
Non-dividend distributions	0.10	1.35
	$2.06	$1.35

Series B Preferred Share Dividends
Ordinary income	$1.75	$—
Capital gains	—	—
Non-dividend distributions	0.09	0.33
	$1.84	$0.33
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
PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2013, 2012 and 2011. We had net deferred tax assets of $8.7 million and $9.1 million for the years ended December 31, 2013 and 2012, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined using the effective interest method in the case of costs associated with mortgage loans, or on a straight line basis in the case of costs associated with our 2013 Revolving Facility (see note 4).
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

Derivative financial instruments are recorded on the balance sheet as assets or liabilities based on the fair value of the instrument. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting. If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2013, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Operating Partnership Unit Redemptions
Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.
Share-Based Compensation Expense
Share based payments to employees and non-employee trustees, including grants of share options and restricted shares, are valued at fair value on the date of grant, and are expensed over the applicable vesting period.
Earnings Per Share
The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive effect of common share equivalents. Common share equivalents consist primarily of shares that are issued under employee share compensation programs and outstanding share options whose exercise price is less than the average market price of our common shares during these periods.
Correction of Prior Period Presentation
Certain prior period amounts have been reclassified to conform with the current year presentation.
Our previously reported results of operations for the years ended December 31, 2012 and 2011 and interim periods for 2013 and 2012 have been corrected to eliminate certain immaterial intercompany revenues and expenses.  These immaterial corrections had no effect on net income (loss), basic or diluted earnings (loss) per share amounts, comprehensive income (loss), shareholders' equity or cash flows.  The immaterial corrections reduced other real estate revenue and other operating expenses by approximately $2.1 million for each of the years ended December 31, 2012 and 2011.
New Accounting Developments

In 2013, we adopted new accounting requirements relating to the presentation of comprehensive income. The new accounting requirements mandate disclosure about items reclassified out of accumulated other comprehensive income and into net income, and require reference to other disclosures about items that are not reclassified in their entirety into net income. The adoption of these new accounting requirements did not have a material effect on our financial statements.
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

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2013 and 2012 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2013	2012
Buildings, improvements and construction in progress	$3,049,758	$2,996,301
Land, including land held for development	478,110	481,239
Total investments in real estate	3,527,868	3,477,540
Accumulated depreciation	(1,012,746)	(907,928)
Net investments in real estate	$2,515,122	$2,569,612
Impairment of Assets
During the years ended December 31, 2013, 2012, and 2011, we recorded asset impairment losses of $30.0 million, $3.8 million and $52.3 million, respectively. Such impairment losses are recorded in either “Impairment of assets” or “Impairment of assets of discontinued operations” based upon the classification of the property in the consolidated statements of operations. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Chambersburg Mall(1)	$23,662	$—	$—
Phillipsburg Mall(1)	—	3,805	27,977
North Hanover Mall(2)	6,304	—	24,134
Other(1)	—	—	225
Total Impairment of Assets	$29,966	$3,805	$52,336
(1) Impairment of assets of this property is recorded in discontinued operations.
(2) Impairment of assets of this property is recorded in continuing operations.

Chambersburg Mall

In September 2013, we recorded a loss on impairment of assets at Chambersburg Mall in Chambersburg, Pennsylvania of $23.7 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $8.2 million. During the third quarter of 2013, we entered into negotiations with a potential buyer of the property. As a result of this factor, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on this factor, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Chambersburg Mall were less than the carrying value of the property, and recorded the impairment loss. We recorded the impairment loss in discontinued operations in the third quarter of 2013 and sold this property in the fourth quarter of 2013.
North Hanover Mall
In 2011, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $24.1 million to write down the carrying value of the property’s long-lived assets to the property’s then estimated fair value of $22.5 million. In 2008, we had constructed anchor space that was to be leased and occupied by department store Boscov’s, Inc. (“Boscov’s”). Prior to taking occupancy of the newly built store, Boscov’s declared bankruptcy, and the lease was subsequently rejected. We had attempted to execute a lease with a suitable retail replacement or non-retail user for this anchor location. In 2011, a newly-constructed power center opened in the trade area, increasing the competition for new tenants. After entering into lease negotiations in 2011, in January 2012, we entered into a lease with J.C. Penney Company, Inc. for it to move from its then-current location to a significant portion of the newly constructed anchor space. The economic terms of this transaction, which were substantially completed in 2011, were less favorable than the terms of the original Boscov’s lease. During the third quarter of 2011, in connection with our 2012 business plan and budgeting process, we concluded that there was a low likelihood that we would be able to lease the vacant department store space on favorable terms. We further concluded that these factors constituted a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.

In September 2013, we recorded a further loss on impairment of assets at North Hanover Mall of $6.3 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of $16.7 million. Since 2011, the property experienced further declines in net operating income and occupancy. During the third quarter of 2013, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these factors, we determined that the holding period for the property was less than had previously been estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions based on these factors, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded the impairment loss.
Phillipsburg Mall
In 2011, we recorded a loss on impairment of assets at Phillipsburg Mall in Phillipsburg, New Jersey of $28.0 million to write down the carrying value of the property’s long-lived assets to the property’s estimated fair value of$15.0 million. During 2011, Phillipsburg Mall experienced significant decreases in non anchor occupancy and net operating income as a result of unfavorable economic conditions in the Phillipsburg, New Jersey trade area, combined with negative trends in the retail sector. The occupancy declines resulted from store closings of underperforming tenants. Net operating income at this property was also affected by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent, combined with declining tenant sales. As a result of these conditions, during the third quarter of 2011, in connection with the preparation of our 2012 business plan and budgets, we determined that the estimated undiscounted future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property, and recorded the impairment loss.

In the fourth quarter of 2012, we recorded an additional impairment loss on Phillipsburg Mall of $3.8 million. The amount of the impairment loss was determined based on the sale price of the property. We sold this property in the first quarter of 2013.
Discontinued Operations
We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.
The following table summarizes revenue and expense information for the years ended December 31, 2013, 2012 and 2011 for our discontinued operations:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Real estate revenue	$10,014	$33,046	$35,270
Expenses:
Operating expenses	(4,288)	(15,340)	(15,842)
Depreciation and amortization	(1,161)	(8,877)	(12,402)
Interest expense	(1,753)	(4,202)	(5,108)
Total expenses	(7,202)	(28,419)	(33,352)
Operating results from discontinued operations	2,812	4,627	1,918
Impairment of assets of discontinued operations	(23,662)	(3,805)	(27,977)
Gains on sales of discontinued operations	78,512	947	—
Income (loss) from discontinued operations	$57,662	$1,769	$(26,059)

Acquisitions

In April 2013, we acquired a building located contiguous to The Gallery at Market East in Philadelphia, Pennsylvania for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions
The table below presents our dispositions since January 1, 2011:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2013 Activity:
January	Phillipsburg Mall, Phillipsburg, New Jersey	Mall(1)	9.8%	$11.5	$—
	Paxton Towne Centre, Harrisburg, Pennsylvania	Power center(2)(3)	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida	Mall(4)	9.8%	35.0	0.7
September	Commons at Magnolia, Florence, South Carolina	Strip Center(5)	8.9%	12.3	4.3
	Christiana Center, Newark, Delaware	Power Center(2)(5)(6)	6.5%	75.0	40.8
November	Chambersburg Mall, Chambersburg, Pennsylvania	Mall(7)	NM(8)	8.5	—
2011 Activity:
May	Voorhees Town Center, Voorhees, New Jersey	Condominium interest in the mall	—	5.9	0.7
May	Pitney Road Plaza, Lancaster, Pennsylvania	Parcel and land improvements	—	1.4	0.7
December	New River Valley Mall, Christiansburg, Virginia	Unimproved land parcel	—	0.2	0.1

(1)
We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this collateral property, which secured a portion of our 2010 Credit Facility (as defined in note 4).

(2)	We divested goodwill of $0.7 million and $0.8 million in connection with the dispositions of Paxton Towne Centre and Christiana Center, respectively.

(3)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property.

(4)
We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this collateral property, which secured a portion of our 2010 Credit Facility.

(5)
We used combined proceeds from the sales of these properties to repay $35.0 million of amounts outstanding under our 2013 Revolving Facility and we used the remaining proceeds for general corporate purposes.

(6)	The buyer of this property assumed the $49.2 million mortgage loan secured by this property.

(7)	In the third quarter of 2013, we recorded a loss on impairment of assets at Chambersburg Mall of $23.7 million. We used proceeds from the sale of this property for general corporate purposes.

(8)	The capitalization rate was not meaningful in the context of this transaction.
Dispositions – Other Activity

In September 2013, we sold a condominium interest in connection with a ground lease located at Voorhees Town Center in
Voorhees, New Jersey for $10.5 million. No gain or loss was recorded in connection with this sale.
In December 2012, we sold our remaining interest in Northeast Tower Center in Philadelphia, Pennsylvania in exchange for cancellation of a $3.8 million note payable to the buyer. We recorded a gain of $0.9 million from this sale in 2012.

The Gallery at Market East RACP Grant
We were awarded a total grant of $13.5 million from the Pennsylvania Redevelopment Assistance Capital Program (“RACP”) in connection with our redevelopment of The Gallery at Market East in Philadelphia, Pennsylvania. We were originally awarded $10.5 million in 2011. In 2013, the award was amended to provide an additional grant amount of $3.0 million. Of this total grant amount, $3.0 million was received through December 31, 2013 and was used to offset the cost of the improvements that we made with respect to one tenant who took possession of its rental space in 2012. We will recognize the $3.0 million grant associated with this tenant as income over the 20-year useful life of the improvements. We recognized income related to the grant of $0.2 million and $0.1 million in the years ended December 31, 2013 and 2012, respectfully.

Development Activities
As of December 31, 2013 and 2012, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2013 and 2012:

	As of December 31,
(in millions of dollars)	2013	2012
Construction in progress	$68.8	$68.6
Land held for development	8.7	13.2
Deferred costs and other assets	1.1	3.7
Total capitalized construction and development activities	$78.6	$85.5
As of December 31, 2013, we had $1.1 million of refundable deposits and $0.2 million in non-refundable deposits on land and building purchase contracts.

3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of December 31, 2013 and 2012:

	As of December 31,
(in thousands of dollars)	2013	2012
ASSETS:
Investments in real estate, at cost:
Retail properties	$416,964	$414,515
Construction in progress	2,298	2,003
Total investments in real estate	419,262	416,518
Accumulated depreciation	(169,369)	(157,361)
Net investments in real estate	249,893	259,157
Cash and cash equivalents	15,327	9,833
Deferred costs and other assets, net	19,474	18,605
Total assets	284,694	287,595
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	398,717	405,297
Other liabilities	9,667	9,130
Total liabilities	408,384	414,427
Net deficit	(123,690)	(126,832)
Partners’ share	(66,325)	(67,735)
Company’s share	(57,365)	(59,097)
Excess investment(1)	8,837	9,078
Net investments and advances	$(48,528)	$(50,019)

Investment in partnerships, at equity	$15,963	$14,855
Distributions in excess of partnership investments	(64,491)	(64,874)
Net investments and advances	$(48,528)	$(50,019)

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012	2011
Real estate revenue	$81,020	$77,533	$76,134
Expenses:
Operating expenses	(24,104)	(23,023)	(22,994)
Interest expense	(22,228)	(22,573)	(22,789)
Depreciation and amortization	(14,401)	(14,447)	(15,894)
Total expenses	(60,733)	(60,043)	(61,677)
Net income	20,287	17,490	14,457
Less: Partners’ share	(10,096)	(8,738)	(7,189)
Company’s share	10,191	8,752	7,268
Amortization of excess investment	(413)	(414)	(633)
Equity in income of partnerships	$9,778	$8,338	$6,635
Financing Activity of Unconsolidated Properties
Mortgage loans, which are secured by eight of the partnership properties (including one property under development), are due in installments over various terms extending to the year 2023. Five of the mortgage loans bear interest at a fixed interest rate and three of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 5.00% to 7.00% and had a weighted average interest rate of 5.56% at December 31, 2013. The variable interest rate mortgage loans have interest rates that range from 2.93% to 3.27% and had a weighted average interest rate of 3.20% at December 31, 2013. The weighted average interest rate of all partnership mortgage loans was 5.08% at December 31, 2013. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2014	$3,411	$—	$3,411	$6,870
2015	3,452	35,221	38,673	77,395
2016	3,004	—	3,004	6,056
2017	3,145	3,283	6,428	14,527
2018	3,184	4,145	7,329	14,658
2019 and thereafter	8,948	130,658	139,606	279,211
	$25,144	$173,307	$198,451	$398,717

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and that is included in the amounts above. Summarized financial information as of or for the year ended December 31, 2013 for this property, which is accounted for by the equity method, is as follows:

(in thousands of dollars)	As of or for the Year Ended December 31, 2013
Total assets	$60,653
Mortgages payable	133,542
Revenues	36,030
Property operating expenses	9,817
Interest expense	7,962
Net income	14,759
PREIT's share of equity in income of partnership	7,380

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2012:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2012 Activity:
July	Pavilion East(1)	$9.4	LIBOR plus 2.75%	August 2017

(1)
The unconsolidated entity that owns Pavilion East entered into the mortgage loan. Our interest in the unconsolidated entity is 40%. The mortgage loan has a term of five years. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $9.2 million mortgage loan using proceeds from the new mortgage loan.

4. FINANCING ACTIVITY
2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates and PRI (collectively, the "Borrower") entered into a Credit Agreement (the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). All capitalized terms used in this note 4 and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility, as amended.

As of December 31, 2013, $130.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $270.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of December 31, 2013 was 1.87%. Interest expense related to the 2013 Revolving Facility was $2.5 million for the year ended December 31, 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $1.1 million for the year ended December 31, 2013.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at December 31, 2013 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

In the event that we seek and obtain an investment grade credit rating, alternative interest rates would apply. The unused portion of the 2013 Revolving Facility is subject to a facility fee of 0.30% per annum. In the event that we seek and obtain an investment grade credit rating, alternative facility fees would apply.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, or (3) own, directly or indirectly, a subsidiary described in clause (2) will serve as guarantors for funds borrowed under the 2013 Credit Facility. In the event that we seek and obtain an investment grade credit rating, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary or owns Unencumbered Property or incurs recourse debt.

PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by the Borrowers and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The 2013 Revolving Facility and the 2014 Term Loans (discussed below) are cross-defaulted with one another.

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” As of December 31, 2013, the Borrower was in compliance with all such financial covenants.

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

2014 Term Loans

On January 8, 2014, the Borrower entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

(1) a 5 Year Term Loan Agreement (the “5 Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured 5 year term loan facility; and

(2) a 7 Year Term Loan Agreement (the “7 Year Term Loan” and, together with the 5 Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured 7 year term loan facility.

Amounts borrowed under the 5 Year Term Loan and the 7 Year Term Loan bear interest at the rate specified below per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	5 Year Term Loan Applicable Margin	7 Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.35%	1.80%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.45%	1.95%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.60%	2.15%
4	Equal to or greater than 0.550 to 1.00	1.90%	2.35%

The initial rate in effect under the 5 Year Term Loan was 1.45% per annum in excess of LIBOR. The initial rate in effect under the 7 Year Term Loan was 1.95% per annum in excess of LIBOR.

If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.

The table set forth below presents the initial amount outstanding, initial interest rate (inclusive of the initial LIBOR spread) in effect and the maturity dates of the 2014 Term Loans:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Initial borrowing	$100.0	$30.0
Initial interest rate	1.61%	2.11%
Maturity date	January 2019	January 2021

Under the 2014 Term Loans, there is a deferred draw feature that enables PREIT to borrow the amounts specified in each of the term loans over a period of up to one year. From the effective date until either one year later or until the maximum amount under the respective loan is borrowed (or until the lenders’ commitments are otherwise terminated), the unused portion of the 2014 Term Loans is subject to a fee of 0.20%, in the case of the 5 year Term Loan, and 0.35%, in the case of the 7 Year Term Loan, per annum. There is an additional commitment termination fee under the 7 Year Term Loan if the maximum amount is not borrowed within one year.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in clause (2), or (4) are guarantors under the 2013 Revolving Facility will serve as guarantors for funds borrowed under the 2014 Term Loans.

The Borrower has the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The Borrower has the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The 2014 Term Loans and the 2013 Revolving Facility contain certain affirmative and negative covenants which are identical and are described in detail below in the section “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” The 2014 Term Loans also contain an additional covenant that PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% for one year after closing, to 2% after two years, to 1% after three years and without penalty thereafter.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2014 Term Loans immediately due and payable, and before the one year anniversary of the effective date, the commitments of the lenders to make further loans, if any, under the 2014 Term Loans would terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable and, before the one year anniversary of the effective date, the commitments of the lenders to make further loans will automatically terminate.

PREIT may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; and (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year. These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The 2014 Term Loans and the 2013 Revolving Facility are subject to customary events of default and are cross-defaulted with one another.

2010 Credit Facility

Prior to the 2013 Revolving Facility, we had a secured credit facility consisting of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance prior to repayment of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).
Interest expense related to the 2010 Revolving Facility was $0.4 million, $2.6 million and $2.6 million for the years ended December 31, 2013, 2012, and 2011, respectively, excluding non-cash amortization of deferred financing fees.
The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for 2013, 2012 and 2011 were 3.95%, 4.82% and 5.58%, respectively. Interest expense excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan was $2.4 million, $14.4 million and $17.5 million for 2013, 2012 and 2011, respectively.
Deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $3.5 million and $3.6 million, respectively. Accelerated deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.7 million and $0.1 million, respectively, in connection with permanent paydowns of the 2010 Term Loan of $182.0 million, $58.0 million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Mortgage Loans
Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to the year 2023.  Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2013. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.68% at December 31, 2013. The weighted average interest rate of all consolidated mortgage loans was 4.65% at December 31, 2013. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2013:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments(1)	Total
2014	$17,457	$51,000	$68,457
2015	22,198	270,799	292,997
2016	13,321	243,745	257,066
2017	12,401	150,000	162,401
2018	12,075	141,532	153,607
2019 and thereafter	47,477	520,645	568,122
	$124,929	$1,377,721	$1,502,650

(1)The maturity date for the balloon payment due in 2014 may be extended pursuant to the terms of the applicable loan agreement.

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2013 and 2012 are as follows:

	2013		2012
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,502.7	$1,467.9	$1,718.1	$1,739.1
The mortgage loans contain various customary default provisions. As of December 31, 2013, we were not in default on any of the mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2012 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall(5)	78.0	5.17% fixed	December 2023

2012 Activity:
January	New River Valley Mall(6)	28.1	LIBOR plus 3.00%	January 2019
February	Capital City Mall	65.8	5.30% fixed	March 2022
July	Christiana Center(7)	50.0	4.64% fixed	August 2022
August	Cumberland Mall	52.0	4.40% fixed	August 2022
August	Cherry Hill Mall(8)	300.0	3.90% fixed	September 2022

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $7.9 million subject to certain prescribed conditions.

(3)
The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010. The mortgage loan was amended in February 2013 to lower the interest rate to LIBOR plus 2.75% and to extend the maturity date to March 2018. In February 2013, the unamortized balance of the mortgage loan was $33.4 million before we borrowed an additional $2.1 million to bring the total amount financed to $35.5 million.

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014.

(5)	Interest only payments until March 2015. Principal and interest payments commencing in April 2015.

(6)
Extension option modified the mortgage rate and payment terms. Interest only payments for the first five years. Principal and interest commence January 2017 based on a 25 year amortization schedule, with a balloon payment due in January 2019.

(7)	The property was sold in September 2013 and the buyer assumed the remaining $49.2 million mortgage loan.

(8)	Interest only payments for the first two years. Principal and interest payments commencing on October 1, 2014, with a balloon payment due in September 2022.

Other 2013 Activity

In February 2013, we repaid a $53.2 million mortgage loan on Moorestown Mall in Moorestown, New Jersey using $50.0 million from our 2010 Revolving Facility and $3.2 million from available working capital.

In May 2013, we repaid a $56.3 million mortgage loan on Jacksonville Mall in Jacksonville, North Carolina using $35.0 million from our 2013 Revolving Facility and $21.3 million from available working capital. See note 6 for additional information on the $2.9 million loss on hedge ineffectiveness that was recorded during the three months ended June 30, 2013 in connection with this transaction.

In September 2013, we repaid a $65.0 million mortgage loan on Wyoming Valley Mall in Wilkes-Barre, Pennsylvania using
$65.0 million from our 2013 Revolving Facility.

In October 2013, we repaid a $66.9 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $60.0 million from our 2013 Revolving Facility and $6.9 million from available working capital.

In December 2013, we repaid a $42.2 million mortgage loan on Beaver Valley Mall in Monaca, Pennsylvania using proceeds from the December 2013 financing of Wyoming Valley Mall.

5. EQUITY OFFERINGS

2013 Common Share Offering
In May 2013, we issued 11,500,000 common shares in a public offering at $20.00 per share. We received net proceeds from the offering of $220.5 million after deducting payment of the underwriting discount of $0.80 per share and offering expenses. We used a portion of the net proceeds from this offering to repay all $192.5 million of then-outstanding borrowings under the 2013 Revolving Facility.

2012 Preferred Share Offerings
In April 2012, we issued 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $110.9 million after deducting payment of the underwriting discount of $3.6 million ($0.7875 per Series A Preferred Share) and estimated offering expenses of $0.5 million. We used a portion of the net proceeds from this offering to repay all $30.0 million of then-outstanding borrowings under the 2010 Revolving Facility.
In October 2012, we issued 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of $83.3 million after deducting payment of the underwriting discount of $2.7 million ($0.7875 per Series B Preferred Share) and estimated offering expenses of $0.3 million. We used a portion of the net proceeds from this offering to repay all $15.0 million of then-outstanding borrowings under the 2010 Revolving Facility and $58.0 million of borrowings under the 2010 Term Loan.
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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $2.5 million will be reclassified as an increase to interest expense in connection with derivatives.
Interest Rate Swaps
As of December 31, 2013, we had entered into six interest rate swap agreements with a weighted average interest swap rate of 1.61% on a notional amount of $198.6 million maturing on various dates through January 1, 2018. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2013, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.
In January 2014, we entered into six forward starting interest rate swap agreements with a weighted average interest swap rate of 1.78% on a notional amount of $130.0 million, each with an effective date of February 3, 2014 and each maturing on January 2, 2019. We entered into these forward starting swap agreements in order to hedge the interest payments associated with our initial borrowings under our 2014 Term Loans.

In the year ended December 31, 2013, we recorded net losses on hedge ineffectiveness of $3.4 million. We recorded $2.9 million in net losses on hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the May 2013 Jacksonville Mall mortgage loan repayment. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from “Accumulated other comprehensive income (loss)” to “Interest expense, net.” We also recorded $0.5 million in net losses on hedge ineffectiveness due to the accelerated amortization of $0.5 million in connection with the partial mortgage loan repayments at Logan Valley Mall.

In the year ended December 31, 2012, we recorded net losses on hedge ineffectiveness of $1.2 million. As the result of our permanent paydown of a portion of our 2010 Credit Facility in 2012 and expected repayments of mortgage loans secured by properties expected to be sold in 2013, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to three of our swaps. Therefore, it was probable that a portion of the hedged forecasted transactions (1-month LIBOR interest payments) associated with the three swaps would not occur by the end of the originally specified time period as documented at the inception of the hedging relationships. As such, previously deferred losses in other comprehensive income in the amount of $0.6 million related to these three interest rate swaps were reclassified into interest expense during 2012. One of those swaps with a notional amount of $40.0 million no longer qualified for hedge accounting as a result of the missed forecasted transactions and was marked to market through earnings prospectively. These swaps expired by their terms in March 2013. Additionally, certain of the properties that were under contract to be sold as of December 31, 2012 served as security for mortgage loans that were previously hedged. Since it was probable because of the pending sales that the hedged transactions as identified in our original hedge documentation would not occur, we reclassified $0.6 million from other comprehensive income to interest expense.
Accumulated other comprehensive income (loss) as of December 31, 2013 includes a net loss of $4.4 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at December 31, 2013 and December 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at December 31, 2013(1)	Fair Value at December 31, 2012(1)	Interest Rate	Maturity Date
Interest Rate Swaps
60.0	N/A	$(0.2)	1.74%	March 11, 2013
200.0	N/A	(1.0)	2.96%	March 11, 2013
40.0	N/A	(0.1)	1.82%	March 11, 2013
65.0	N/A	(1.5)	3.60%	September 9, 2013
68.0	N/A	(1.6)	3.69%	September 9, 2013
35.0	N/A	(1.4)	3.73%	September 9, 2013
55.0	N/A	(1.3)	2.90%	November 29, 2013
48.0	N/A	(1.2)	2.90%	November 29, 2013
25.0	$(0.3)	(0.5)	1.10%	July 31, 2016
28.1	(0.5)	(0.9)	1.38%	January 2, 2017
34.9	0.2	N/A	3.72%	December 1, 2017
7.6	0.1	N/A	1.00%	January 1, 2018
48.0	0.2	N/A	1.12%	January 1, 2018
55.0	0.2	N/A	1.12%	January 1, 2018
	$(0.1)	$(9.7)

(1)
As of December 31, 2013 and December 31, 2012, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2013 and December 31, 2012, we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,			Consolidated Statements of Operations Location
	2013	2012	2011
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$8.2	$(3.8)	$(11.1)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	9.9	18.8	17.2	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(3.4)	(1.2)	—	Interest expense
Credit-Risk-Related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2013, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2013, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.1 million. If we had breached any of the default provisions in these agreements as of December 31, 2013, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $0.2 million. We had not breached any of these provisions as of December 31, 2013.
7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 15% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.0 million for each of the years ended December 31, 2013, 2012 and 2011.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2013, 2012 and 2011, approximately 29,000, 44,000 and 43,000 shares, respectively, were purchased for total consideration of $0.4 million in each year. We recorded expense of $0.1 million, $0.3 million and $0.1 million in the years ended December 31, 2013, 2012 and 2011, respectively, related to the share purchase plan.

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
8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2013, we make share based compensation awards using our Second Amended and Restated 2003 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2012. Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.

For the years ended December 31, 2013, 2012 and 2011, we recorded aggregate compensation expense for share based awards of $7.3 million (including $0.7 million of accrued amortization relating to employee separation), $11.1 million (including $2.1 million of accrued amortization relating to employee separation) and $9.1 million, respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For each of the years ended December 31, 2013, 2012 and 2011, we capitalized compensation costs related to share based awards of $0.1 million, respectively.
2003 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Second Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”) (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,775,584 as of December 31, 2013. Other than a portion of the 2012 annual awards to trustees, the share based awards described below in this section were all made under the 2003 Equity Incentive Plan.
Restricted Shares
The aggregate fair value of the restricted shares that we granted to our employees in 2013, 2012 and 2011 was $4.1 million, $6.2 million and $4.7 million, respectively. As of December 31, 2013, there was $4.6 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $5.4 million, $7.5 million and $5.6 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2013 and changes during the years ended December 31, 2013, 2012 and 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	1,159,749	$11.39
Shares granted	358,234	14.50
Shares vested	(525,202)	11.20
Shares forfeited	(42,555)	11.89
Unvested at December 31, 2011	950,226	$12.65
Shares granted	459,526	14.46
Shares vested	(664,574)	11.50
Shares forfeited	(20,442)	14.22
Unvested at December 31, 2012	724,736	$14.81
Shares granted	253,920	18.54
Shares vested	(392,917)	13.74
Shares forfeited	(2,300)	16.41
Unvested as of December 31, 2013	583,439	$17.15
Restricted Shares Subject to Time Based Vesting
In 2013, 2012 and 2011, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of two to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 222,664, 425,462 and 330,610 restricted shares subject to time based vesting to our employees in 2013, 2012 and 2011, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $18.29 per share in 2013, $14.57 per share in 2012 and $14.36 per share in 2011. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $4.3 million (including $0.5 million of accelerated amortization relating to employee separation), $6.0 million (including $1.0 million of accelerated amortization relating to employee separation) and $6.1 million of compensation expense related to time based restricted shares for the years ended December 31, 2013, 2012 and 2011, respectively.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2014	$3,044
2015	1,336
2016	176
Total	$4,556
On February 26, 2014, the Company granted 224,974 time-based restricted shares to employees with a grant date fair value of $4.3 million that vest over periods of two to three years in annual installments (the future expenses associated with this vesting are not reflected in the table above).

Restricted Share Unit Programs
In 2013, 2012 and 2011, our Board of Trustees established the 2013-2015 RSU Program, the 2012-2014 RSU Program and the 2011-2013 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2015, 2014 and 2013 or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.
The aggregate fair values of the RSU awards in 2013, 2012 and 2011 were determined using a Monte Carlo simulation probabilistic valuation model and were $2.0 million (a weighted average of $17.40 per share), $4.0 million ($18.41 per share) and $3.5 million ($15.98 per share), respectively.
The table below sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2013, 2012 and 2011 by grant date:

	RSUs and assumptions by Grant Date
	February 27, 2013	April 23, 2012	April 9, 2012	March 10, 2011
RSUs granted	112,898	80,744	134,761	220,766
Volatility	44.7%	57.2%	61.5%	95.3%
Risk free interest rate	0.36%	0.39%	0.46%	1.13%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	1.472	1.457	1.495	1.280
Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $2.3 million (including $0.2 million of accelerated amortization relating to employee separation), $4.5 million (including $1.1 million of accelerated amortization relating to employee separation) and $2.7 million of compensation expense related to the RSU Programs for the years ended December 31, 2013, 2012 and 2011, respectively. We will record future compensation expense of $2.5 million related to the existing awards under the RSU Programs.
On February 26, 2014, the Board of Trustees established the 2014-2016 RSU program and the Company granted 127,353 RSUs to employees (the “2014 RSUs”). The 2014 RSUs have a three year measurement period that ends on December 31, 2016 or a shorter period ending upon the date of a change in control of the Company. The aggregate fair value of the 2014 RSUs will be determined during the first quarter of 2014.

Service Awards
In 2012 and 2011, we issued 1,875 and 1,950 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair values of the awards of $29,000 and $31,000 in the years ended December 31, 2012 and 2011, respectively, were determined based on the average of the high and low share price on the grant date and recorded as compensation expense. Beginning in 2013, we have converted our service awards to a cash based program.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The 2003 Equity Incentive Plan provides for the granting of restricted share awards to our non-employee trustees. The 2008 Restricted Share Plan for Non-Employee Trustees previously provided for the granting of restricted share awards to our non-employee trustees. In 2013 and 2011, all of these annual awards were made under the 2003 Equity Incentive Plan. In 2012, a portion of these annual awards was made under the 2008 Restricted Share Plan for Non-Employee Trustees, and a portion was made under the 2003 Equity Incentive Plan. The aggregate fair value of the restricted shares that we granted under both plans to our non-employee trustees in 2013, 2012 and 2011 was $0.6 million, $0.4 million and $0.4 million, respectively. We recorded $0.8 million, $0.5 million and $0.3 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $0.5 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. Compensation expense will be recognized over a weighted average period of 0.3 years. The total fair value of shares granted to non-employee trustees that vested was $0.5 million, $0.1 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2014	$477
2015	55
Total	$532

Options Outstanding
Options, when granted, are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. In each of 2013 and 2012, 5,000 options were granted to a non-employee trustee. No options were granted to non-employee trustees in 2011. In 2013, the Board of Trustees determined that it would no longer grant options to new non-employee trustees. In 2012, 5,000 options were exercised. The following table presents the changes in the number of options outstanding from January 1, 2011 through December 31, 2013:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2011	44,793	17,293	27,500
Options forfeited	$21.19	(1,361)	(12,500)
Options outstanding at December 31, 2011	30,932	15,932	15,000
Options forfeited	$22.55	(932)	—
Options granted	$12.87	5,000	—
Options exercised	$5.41	(5,000)	—
Options outstanding at December 31, 2012	30,000	15,000	15,000
Options forfeited	$32.89	—	(15,000)
Options granted	$20.40	5,000	—
Options outstanding at December 31, 2013(1)	20,000	20,000	—
Outstanding exercisable and unexercisable options
Average exercise price per share	$26.45	$26.45	$—
Aggregate exercise price(2)	$529	$529	$—
Intrinsic value of options outstanding(2)	$31	$31	$—
Outstanding exercisable options at December 31, 2013
Options	11,250	11,250	—
Average exercise price per share	$33.67	$33.67	$—
Aggregate exercise price(2)	$379	$379	$—
Intrinsic value of options outstanding(2)	$8	$8	$—

(1)	The weighted average remaining contractual life of these outstanding options is 8.94 years (weighted average exercise price of $26.45 per share and an aggregate exercise price of $0.5 million).

(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2013:

	Options Outstanding as of December 31, 2013		Options Exercisable as of December 31, 2013
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)
$12.87-$18.99	5,000	$12.87	1,250	$12.87	8.3
$19.00-$28.99	5,000	$20.40	—	$—	9.3
$29.00-$38.00	10,000	$36.28	10,000	$36.28	1.3

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,
2014	$244,365
2015	213,196
2016	177,891
2017	147,707
2018	121,925
2019 and thereafter	375,992
$1,281,076
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at five of our properties (Crossroads Mall, Exton Square Mall, The Gallery at Market East, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to such leases were $2.5 million, $3.2 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. We account for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2014	$2,111	$558
2015	1,929	558
2016	1,691	552
2017	1,514	543
2018	1,403	527
2019 and thereafter	1,152	39,086
	$9,800	$41,824
10. RELATED PARTY TRANSACTIONS
General
We provide management, leasing and development services for eight properties owned by partnerships and other entities in which certain of our officers or trustees or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Office Lease
We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $1.4 million, $1.5 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In April 2012, we entered into an amendment to our office lease with the Landlord, effective June 1, 2012. Under this amendment, the term was extended for five years to October 31, 2019, and we have the option to renew the amended office lease for up to two additional periods for an aggregate of 10 years, at the then-current market base rental rate calculated in accordance with the terms of the amended office lease. The first extension period shall be no less than three and no more than seven years, at our discretion, and the second must be for 10 years less the number of years of the first extension. The base rent under the amended lease is approximately $1.2 million per year, increasing incrementally to approximately $1.4 million in 2019.
In accordance with PREIT’s related party transactions policy, PREIT’s Special Committee considered and approved the terms of the transaction.
11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2013, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $1.7 million in the form of tenant allowances and contracts with general service providers and other professional service providers.
Employment Agreements
As of December 31, 2013, five officers of the Company had employment agreements with current terms that range from one year to three years and that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2013 of $2.1 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.
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
Provision for Employee Separation Expense
Ronald Rubin, Executive Chairman
In connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman, we recorded a total provision for employee separation expense of $4.5 million. We recorded employee separation expense of $2.6 million through December 31, 2012 and $1.9 million through June 30, 2013.
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
Edward A. Glickman, former President and Chief Operating Officer
In connection with the appointment of Joseph F. Coradino as Chief Executive Officer in June 2012, conditions in our former President and Chief Operating Officer Edward A. Glickman's employment agreement were triggered that caused us to record a provision for employee separation expense of $4.1 million in 2012.
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

Other

In 2012, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $2.7 million of employee separation expense.
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
We did not enter into any guarantees or tax protection agreements in connection with our merger, acquisition or disposition activities in 2013, 2012 or 2011.
12. HISTORIC TAX CREDITS
Phase I
In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase I Project”). The Phase I Counterparty contributed a total of $10.6 million of equity to the Phase I Project and we recorded this contribution in “Noncontrolling interest.” In exchange for its contributions into the Phase I Project, the Phase I Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase I Project as a distribution. The Phase I Counterparty does not have a material interest in the underlying economics of the Phase I Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Phase I Project at a stated value of $1.6 million. We believe that the put option will be exercised by the Phase I Counterparty, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”
Based on the contractual arrangements that obligate us to deliver tax credits and provide other guarantees to the Phase I Counterparty and that entitle us, through fee arrangements, to receive substantially all available cash flow from the Phase I Project, we concluded that the Phase I Project should be consolidated. We also concluded that capital contributions received from the Phase I Counterparty are, in substance, consideration that we received in exchange for the put option and our obligation to deliver tax credits to the Phase I Counterparty. The Phase I Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Noncontrolling interest” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue criteria. In the third quarters of 2010, 2011, 2012 and 2013, the first, second, third and fourth recapture periods expired and we recognized $1.7 million, $1.9 million, $1.8 million and $1.8 million, respectively, of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations.
Phase II
In the second quarter of 2012, we closed a transaction with a Phase II Counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Counterparty contributed a total of $5.5 million of equity to the Phase II Project and we recorded this contribution in “Accrued expenses and other liabilities” as of December 31, 2013. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty does not have a material interest in the underlying economics of the Phase II Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project at a stated value of $0.6 million. We believe that the put option will be exercised by the Phase II Counterparty, and an amount attributed to that option is included in the recorded balance of “Accrued expenses and other liabilities.”
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, which was completed in the second quarter of 2012. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2013, the first recapture period expired and we recognized $0.7 million of the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$104,065	$104,943	$110,274	$119,396	$438,678
Revenue from discontinued operations	4,143	2,746	2,491	634	10,014
Income (loss) from discontinued operations(2)	34,276	1,000	21,978	408	57,662
Net income (loss)(3)	25,807	(9,009)	12,584	7,831	37,213
Net income (loss) attributable to PREIT(3)	24,802	(8,695)	12,202	7,550	35,859
Income from discontinued operations per share – basic and diluted	0.59	0.02	0.32	0.01	0.87
Net income (loss) per share – basic and diluted	0.37	(0.20)	0.12	0.05	0.31

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$100,835	$100,576	$104,194	$113,742	$419,347
Revenue from discontinued operations	8,277	8,033	8,174	8,562	33,046
Income (loss) from discontinued operations(2)	1,259	912	1,344	(1,746)	1,769
Net loss(2)(3)	(10,416)	(12,401)	(12,861)	(6,872)	(42,550)
Net loss attributable to PREIT(3)	(9,997)	(11,888)	(12,353)	(6,599)	(40,837)
Income (loss) from discontinued operations per share – basic and diluted	0.02	0.02	0.02	(0.03)	0.03
Net loss per share – basic and diluted	(0.18)	(0.25)	(0.27)	(0.19)	(0.89)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)	Includes impairments losses on discontinued operations of $23.7 million (3rd Quarter 2013) and $3.8 million (4th Quarter 2012).

(3)	Includes gains on sales of discontinued operations (before non controlling interest) of $33.4 million (1st Quarter 2013), $45.1 million (3rd Quarter 2013) and $0.9 million (4th Quarter 2012).

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2013

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Changes	Balance of Land and Land Held for Development	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance	Date of Acquisition/ Construction	Life of Depre- ciation
Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$18,434	$10,550	$61,583	$(27,238)	$—	2002	30
Capital City Mall	11,642	65,575	21,087	11,642	86,662	(30,772)	64,137	2003	40
Cherry Hill Mall	29,938	185,611	245,577	48,608	412,518	(139,719)	300,000	2003	40
Plaza at Magnolia	1,132	3,407	(2,651)	971	917	(189)	—	2004	20
Crossroads Mall	5,054	22,496	20,300	5,627	42,223	(12,959)	—	2003	40
Cumberland Mall	8,711	43,889	13,946	9,842	56,704	(15,102)	50,381	2005	40
Dartmouth Mall	7,015	28,328	28,499	7,015	56,827	(30,532)	66,152	1998	40
Exton Square Mall	21,460	121,326	13,140	22,156	133,770	(37,154)	—	2003	40
Francis Scott Key Mall	9,786	47,526	24,538	9,987	71,863	(25,159)	62,625	2003	40
Gadsden Mall	8,842	42,681	11,842	8,617	54,748	(14,276)	—	2005	40
The Gallery at Market East(1)	6,781	95,599	150,214	24,335	228,259	(46,201)	26,190	2003	40
Jacksonville Mall	9,974	47,802	24,319	9,974	72,121	(24,214)	—	2003	40
Logan Valley Mall	13,267	68,449	16,296	13,267	84,745	(29,457)	51,000	2003	40
Lycoming Mall	10,274	43,440	26,332	10,793	69,253	(23,792)	34,857	2003	40
Magnolia Mall	9,279	44,165	36,334	15,204	74,574	(33,627)	57,043	1998	40
Monroe Marketplace	4,850	—	(1,454)	3,130	266	(34)	—	2006	N/A
Moorestown Mall	11,368	62,995	43,736	11,368	106,731	(33,447)	—	2003	40
New River Valley Mall	4,751	22,808	31,610	4,786	54,383	(24,375)	28,050	2003	40
Nittany Mall	6,064	30,283	8,107	5,146	39,308	(12,960)	—	2003	40
North Hanover Mall	4,565	20,990	(2,703)	1,605	21,247	(6,747)	—	2003	20
Palmer Park Mall	3,747	18,805	12,315	3,747	31,120	(14,320)	—	2003	40
Patrick Henry Mall	16,075	86,643	41,613	16,397	127,934	(47,753)	87,288	2003	40
Pitney Road Plaza land	905	—	(529)	301	75	—	—	2006	N/A
Plymouth Meeting Mall	29,265	58,388	85,471	29,947	143,177	(46,951)	—	2003	40
The Mall at Prince Georges	13,065	57,686	32,711	13,066	90,396	(42,357)	150,000	1998	40
South Mall(2)	7,369	20,720	8,016	7,990	28,115	(8,710)	—	2003	40
Sunrise Plaza land	1,739	—	(902)	837	—	—	—	2005	N/A
Swedes Square land	189	—	13	202	—	—	—	2004	N/A
Uniontown Mall	—	30,761	12,276	—	43,037	(14,285)	—	2003	40
Valley Mall	13,187	60,658	24,452	13,187	85,110	(28,898)	82,503	2003	40
Valley View Mall	9,880	46,817	13,228	9,936	59,989	(18,212)	30,617	2003	40
Viewmont Mall	12,505	61,519	18,862	12,606	80,280	(26,362)	48,000	2003	40
Voorhees Town Center	2,506	7,807	69,877	4,256	75,934	(22,989)	—	2003	40
Washington Crown Center	5,460	27,136	11,380	5,580	38,396	(15,369)	—	2003	40
Willow Grove Park	26,748	131,189	74,162	36,188	195,911	(65,183)	139,397	2003	40
Wiregrass Commons	5,103	28,758	21,024	7,923	46,962	(14,744)	—	2003	40
Woodland Mall	35,540	124,504	31,737	17,577	174,204	(44,730)	146,410	2005	40
Wyoming Valley Mall	14,153	73,035	22,960	13,302	96,846	(33,929)	78,000	2003	40
Development Properties:
White Clay Point land	31,000	11,803	(8,017)	31,423	3,363	—	—	2005	N/A
Springhills land	21,555	9,827	(12,153)	19,022	207	—	—	2006	N/A
Investment In Real Estate	$445,566	$1,896,303	$1,185,999	$478,110	$3,049,758	$(1,012,746)	$1,502,650
(1)The balances for The Gallery at Market East also include the offices located at 801 Market Street and 907 Market Street.
(2)The balances for South Mall include those of the Westgate Anchor Pad.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,710.1 million and $2,692.9 million, respectively, at December 31, 2013 and $3,979.2 million and $2,908.5 million, respectively, at December 31, 2012. The changes in total real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$3,477,540	$3,576,997	$3,587,468
Improvements and development	79,345	77,040	60,633
Acquisitions	59,078	—	—
Impairment of assets	(37,708)	(3,805)	(63,909)
Dispositions	(45,047)	(89)	(6,876)
Write-off of fully depreciated assets	(5,340)	(13,216)	(319)
Reclassification to held for sale	—	(159,387)	—
Balance, end of year	$3,527,868	$3,477,540	$3,576,997
Balance, end of year – held for sale	$—	$159,387	$—

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$907,928	$844,010	$729,086
Depreciation expense	132,114	127,591	127,728
Impairment of assets	(7,742)	—	(11,573)
Dispositions	(14,214)	—	(912)
Write-off of fully depreciated assets	(5,340)	(13,216)	(319)
Reclassification to held for sale	—	(50,457)	—
Balance, end of year	$1,012,746	$907,928	$844,010
Balance, end of year – held for sale	$—	$50,457	$—

S-2

Exhibit Index

Exhibit Number	Description

10.6	First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.7	Five Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.8	Five Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.9	Seven Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.10	Seven Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.