Form 10-K/A
period 2013-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-03-25
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K/A
(Amendment No. 1 )
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

Explanatory Note

Pennsylvania Real Estate Investment Trust (“we” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, which was originally filed on February 28, 2014 (the “Original 10-K”). We are filing this Amendment to amend Item 15 to include the separate consolidated financial statements of Lehigh Valley Associates and Subsidiary ("Associates") as required by Rule 3-09 under Regulation S-X (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because they were not available at the time of filing the Original 10-K. Associates is the owner of a substantial portion of Lehigh Valley Mall (the "Mall") in Allentown, Pennsylvania. The Company owns a 50% interest in Associates, which is not consolidated for financial reporting purposes. The Rule 3-09 financial statements include consolidated balance sheets of Associates as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners' deficit and statements of cash flows for each of the three years in the period ended December 31, 2013.

This Amendment only amends Item 15 of the Original 10-K, and does not amend or modify any of the other information included in the Original 10-K, nor does it modify or update any information included in the Original 10-K to reflect any events, developments or results that occurred subsequent to February 28, 2014. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

Item 15.    Exhibits and Financial Statement Schedules

The following documents are included in this report:

(1) Financial Statements

The consolidated financial statements of Pennsylvania Real Estate Investment Trust, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

(2) Financial Statement Schedules

The financial statement schedules of Pennsylvania Real Estate Investment Trust, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K.

The financial statements of Associates required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

The Company presented summary financial information for the Mall in the notes to its consolidated financial statements that were included in the Original 10-K. That summary information differs from the Rule 3-09 Financial Statements because the summary information in the Company's consolidated financial statements includes asset and income statement information for a small portion of the Mall that is not owned by Associates. There are also some differences because the Company and Associates have grouped certain balance sheet and income statement accounts differently. The Company does not believe that these differences are significant.

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

10.6**	First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.7**	Five Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.8**	Five Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.9**	Seven Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.10**	Seven Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

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

21**	Direct and Indirect Subsidiaries of the Registrant.

23.1**	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst and Young, LLP (Independent Auditors).

24**	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2013 and 2012, and for the three years ended December 31, 2013.

101**
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

______________
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.
* Filed herewith.
** Filed with PREIT's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 25, 2014	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

Exhibit Index
The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

23.2*	Consent of Ernst and Young LLP (Independent Auditors).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2013 and 2012, and for the three years ended December 31, 2013.
___________________
* Filed herewith.