Form 10-Q
period 2014-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-04-25
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at April 21, 2014: 68,741,417

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,471,467	$3,450,317
Construction in progress	70,999	68,835
Land held for development	8,716	8,716
Total investments in real estate	3,551,182	3,527,868
Accumulated depreciation	(1,040,630)	(1,012,746)
Net investments in real estate	2,510,552	2,515,122
INVESTMENTS IN PARTNERSHIPS, at equity:	15,090	15,963
OTHER ASSETS:
Cash and cash equivalents	32,553	34,230
Tenant and other receivables (net of allowance for doubtful accounts of $13,405 and $13,123 at March 31, 2014 and December 31, 2013, respectively)	44,989	46,439
Intangible assets (net of accumulated amortization of $14,490 and $14,506 at March 31, 2014 and December 31, 2013, respectively)	9,051	9,075
Deferred costs and other assets	94,964	97,752
Total assets	$2,707,199	$2,718,581
LIABILITIES:
Mortgage loans payable	$1,498,822	$1,502,650
Term loans	130,000	—
Revolving Facility	25,000	130,000
Tenants’ deposits and deferred rent	17,511	17,896
Distributions in excess of partnership investments	65,414	64,491
Fair value of derivative liabilities	1,901	844
Accrued expenses and other liabilities	69,855	76,248
Total liabilities	1,808,503	1,792,129
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of March 31, 2014 and December 31, 2013; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of March 31, 2014 and December 31, 2013; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,741 shares at March 31, 2014 and 68,293 shares at December 31, 2013	68,741	68,293
Capital contributed in excess of par	1,466,884	1,467,460
Accumulated other comprehensive loss	(7,501)	(6,637)
Distributions in excess of net income	(662,731)	(636,939)
Total equity—Pennsylvania Real Estate Investment Trust	865,474	892,258
Noncontrolling interest	33,222	34,194
Total equity	898,696	926,452
Total liabilities and equity	$2,707,199	$2,718,581

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
REVENUE:
Real estate revenue:
Base rent	$71,342	$68,502
Expense reimbursements	34,351	30,861
Percentage rent	590	982
Lease termination revenue	100	140
Other real estate revenue	2,226	2,693
Total real estate revenue	108,609	103,178
Other income	779	888
Total revenue	109,388	104,066
EXPENSES:
Operating expenses:
CAM and real estate taxes	(39,403)	(34,899)
Utilities	(8,210)	(5,058)
Other operating expenses	(4,104)	(3,737)
Total operating expenses	(51,717)	(43,694)
Depreciation and amortization	(36,235)	(33,617)
Other expenses:
General and administrative expenses	(9,077)	(8,856)
Impairment of assets	(1,300)	—
Provision for employee separation expense	—	(1,279)
Acquisition costs and other expenses	(1,646)	(202)
Total other expenses	(12,023)	(10,337)
Interest expense, net	(20,170)	(27,338)
Total expenses	(120,145)	(114,986)
Loss before equity in income of partnerships, discontinued operations and gains on sales of discontinued operations	(10,757)	(10,920)
Equity in income of partnerships	2,402	2,452
Loss from continuing operations	(8,355)	(8,468)
Discontinued operations:
Operating results from discontinued operations	—	1,021
Gains on sales of discontinued operations	—	33,254
Income from discontinued operations	—	34,275
Net (loss) income	(8,355)	25,807
Less: net loss (income) attributable to noncontrolling interest	252	(1,005)
Net (loss) income attributable to PREIT	(8,103)	24,802
Less: preferred share dividends	(3,962)	(3,962)
Net (loss) income attributable to PREIT common shareholders	$(12,065)	$20,840

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2014	2013
Loss from continuing operations	$(8,355)	$(8,468)
Noncontrolling interest	252	329
Dividends on preferred shares	(3,962)	(3,962)
Dividends on unvested restricted shares	(113)	(108)
Loss from continuing operations used to calculate loss per share—basic and diluted	$(12,178)	$(12,209)
Income from discontinued operations	$—	$34,275
Noncontrolling interest	—	(1,334)
Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$32,941
Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.18)	$(0.22)
Income from discontinued operations	—	0.59
	$(0.18)	$0.37
(in thousands of shares)
Weighted average shares outstanding—basic	67,944	55,738
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	67,944	55,738
_________________________

(1)
The Company had net losses from continuing operations for all periods presented. Therefore, the effects of common share equivalents of 403 and 706 for the three months ended March 31, 2014 and 2013, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Comprehensive (loss) income:
Net (loss) income	$(8,355)	$25,807
Unrealized (loss) gain on derivatives	(1,183)	2,179
Amortization of losses of settled swaps, net of gains	292	205
Total comprehensive (loss) income	(9,246)	28,191
Less: comprehensive loss (income) attributable to noncontrolling interest	279	(1,098)
Comprehensive (loss) income attributable to PREIT	$(8,967)	$27,093

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended
March 31, 2014
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2013	$926,452	$46	$35	$68,293	$1,467,460	$(6,637)	$(636,939)	$34,194
Net loss	(8,355)	—	—	—	—	—	(8,103)	(252)
Comprehensive loss	(891)	—	—	—	—	(864)	—	(27)
Shares issued under employee compensation plans, net of shares retired	(2,252)	—	—	448	(2,700)	—	—	—
Amortization of deferred compensation	2,124	—	—	—	2,124	—	—	—
Distributions paid to common shareholders ($0.20 per share)	(13,727)	—	—	—	—	—	(13,727)	—
Distributions paid to Series A preferred shareholders ($0.5156 per share)	(2,372)	—	—	—	—	—	(2,372)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	(1,590)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.20 per unit)	(427)	—	—	—	—	—	—	(427)
Other distributions to noncontrolling interests, net	(266)	—	—	—	—	—	—	(266)
Balance March 31, 2014	$898,696	$46	$35	$68,741	$1,466,884	$(7,501)	$(662,731)	$33,222

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(8,355)	$25,807
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	33,760	32,222
Amortization	2,710	3,829
Straight-line rent adjustments	(518)	(367)
Provision for doubtful accounts	745	659
Amortization of deferred compensation	2,124	2,213
Gains on sales of real estate	—	(33,254)
Equity in income of partnerships, net of distributions	(392)	(742)
Impairment of assets and expensed project costs	1,341
Change in assets and liabilities:
Net change in other assets	3,238	775
Net change in other liabilities	(4,695)	(18,225)
Net cash provided by operating activities	29,958	12,917
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(20,000)	—
Additions to construction in progress	(6,687)	(6,219)
Investments in real estate improvements	(5,931)	(2,592)
Cash proceeds from sales of real estate	—	126,840
Additions to leasehold improvements	(270)	(68)
Investments in partnerships	(112)	(71)
Capitalized leasing costs	(1,420)	(1,537)
Increase in cash escrows	1,564	1,584
Cash distributions from partnerships in excess of equity in income	2,299	—
Net cash (used in) provided by investing activities	(30,557)	117,937
Cash flows from financing activities:
Net borrowings from (repayments of) term loans	130,000	(84,500)
Net (repayments of) borrowings from Revolving Facility	(105,000)	60,000
Proceeds from mortgage loans	—	76,692
Principal installments on mortgage loans	(3,828)	(4,376)
Repayments of mortgage loans	—	(161,249)
Payment of deferred financing costs	(1,882)	(1,473)
Dividends paid to common shareholders	(13,727)	(10,162)
Dividends paid to preferred shareholders	(3,962)	(3,962)
Distributions paid to Operating Partnership unit holders	(427)	(406)
Value of shares of beneficial interest issued	1,916	650
Value of shares retired under equity incentive plans, net of shares issued	(4,168)	(2,417)
Net cash used in financing activities	(1,078)	(131,203)
Net change in cash and cash equivalents	(1,677)	(349)
Cash and cash equivalents, beginning of period	34,230	33,990
Cash and cash equivalents, end of period	$32,553	$33,641

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2014, our portfolio consisted of a total of 45 properties in 12 states, including 35 shopping malls, seven other retail properties and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2014, we held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2014, the total amount that would have been distributed would have been $38.4 million, which is calculated using our March 31, 2014 closing price on the New York Stock Exchange of $18.05 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,129,202 as of March 31, 2014.

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

New Accounting Developments
In April 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. These new accounting requirements are effective for the first quarter of 2015 but may be adopted as early as the first quarter of 2014 only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. Under these new accounting requirements, only disposals representing a strategic shift in operations will be presented as discontinued operations. Previously, under U.S. GAAP, companies that sell a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. These new accounting requirements require expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.
In the event that we sell a property during 2014, we will apply these new accounting requirements by continuing to report the results of operations of the subject property in the continuing operations section of our consolidated statements of operations.

Correction of Prior Period Presentation

Certain prior period amounts have been reclassified to conform with the current year presentation.

Our previously reported results of operations for the three months ended March 31, 2013 have been corrected to eliminate certain immaterial intercompany revenues and expenses. These immaterial corrections had no effect on net income (loss), basic or diluted earnings (loss) per share amounts, comprehensive income (loss), shareholders' equity or cash flows. The immaterial corrections reduced other real estate revenue and other operating expenses by approximately $0.5 million each for the three months ended March 31, 2013.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2014 and December 31, 2013 were comprised of the following:

(in thousands of dollars)	As of March 31, 2014	As of December 31, 2013
Buildings, improvements and construction in progress	$3,068,536	$3,049,758
Land, including land held for development	482,646	478,110
Total investments in real estate	3,551,182	3,527,868
Accumulated depreciation	(1,040,630)	(1,012,746)
Net investments in real estate	$2,510,552	$2,515,122

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Development/Redevelopment Activities:
Salaries and benefits	$394	$176
Interest	103	76
Leasing Activities:
Salaries, commissions and benefits	1,420	1,537

Impairment of Assets

South Mall

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. During the first quarter of 2014, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded the impairment loss.

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013. The following table summarizes revenue and expense information for the three months ended March 31, 2013 for these discontinued operations (there were no operating results for these properties from discontinued operations in the three months ended March 31, 2014):

Three Months Ended March 31,
(in thousands of dollars)	2013
Real estate revenue	$4,143
Expenses:
Operating expenses	(2,086)
Depreciation and amortization	(365)
Interest expense	(671)
Total expenses	(3,122)
Operating results from discontinued operations	1,021
Gains on sales of discontinued operations	33,254
Income from discontinued operations	$34,275

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2014 and December 31, 2013:

(in thousands of dollars)	As of March 31, 2014	As of December 31, 2013
ASSETS:
Investments in real estate, at cost:
Operating properties	$419,245	$416,964
Construction in progress	2,428	2,298
Total investments in real estate	421,673	419,262
Accumulated depreciation	(172,714)	(169,369)
Net investments in real estate	248,959	249,893
Cash and cash equivalents	10,496	15,327
Deferred costs and other assets, net	18,067	19,474
Total assets	277,522	284,694
LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	397,000	398,717
Other liabilities	7,706	9,667
Total liabilities	404,706	408,384
Net deficit	(127,184)	(123,690)
Partners’ share	(68,057)	(66,325)
PREIT’s share	(59,127)	(57,365)
Excess investment (1)	8,803	8,837
Net investments and advances	$(50,324)	$(48,528)

Investment in partnerships, at equity	$15,090	$15,963
Distributions in excess of partnership investments	(65,414)	(64,491)
Net investments and advances	$(50,324)	$(48,528)
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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands of dollars)	2014	2013
Real estate revenue	$21,175	$20,194
Expenses:
Operating expenses	(7,100)	(5,969)
Interest expense	(5,475)	(5,549)
Depreciation and amortization	(3,649)	(3,567)
Total expenses	(16,224)	(15,085)
Net income	4,951	5,109
Less: Partners’ share	(2,473)	(2,549)
PREIT’s share	2,478	2,560
Amortization of excess investment	(76)	(108)
Equity in income of partnerships	$2,402	$2,452

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and that is included in the amounts above. Summarized financial information as of or for the three months ended March 31, 2014 and 2013 for this entity, which is accounted for by the equity method, is as follows:

	As of or for the Three Months Ended
(in thousands of dollars)	March 31, 2014	March 31, 2013
Total assets	$51,016	$59,690
Mortgage loan payable	133,017	135,073
Revenue	9,034	8,716
Property operating expenses	2,764	2,213
Interest expense	1,971	2,001
Net income	3,207	3,663
PREIT's share of equity in income of partnership	1,604	1,832

4. FINANCING ACTIVITY

2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower” or “we”) entered into a credit agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). The 2013 Revolving Facility and the 2014 Term Loans are collectively referred to as the "Credit Agreements." All capitalized terms used in this note 4 and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of March 31, 2014, $25.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $375.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of March 31, 2014 was 1.85%. Interest expense related to the 2013 Revolving Facility was $0.5 million for the three months ended March 31, 2014. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for the three months ended March 31, 2014.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

The Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No option to increase the maximum amount available under the 2013 Revolving Facility has been exercised by the Borrower.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at March 31, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, or (3) own, directly or indirectly, a subsidiary described in clause (2) serve as guarantors for funds borrowed under the 2013 Credit Facility. In the event that we seek and obtain an investment grade credit rating, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary or owns Unencumbered Property or incurs recourse debt.

The 2013 Revolving Facility and the 2014 Term Loans (discussed below) are cross-defaulted with one another.

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” As of March 31, 2014, the Borrower was in compliance with all such financial covenants.

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the initial LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of March 31, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$100.0	$30.0
Interest rate	1.60%	2.10%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $0.9 million for the three months ended March 31, 2014. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million for the three months ended March 31, 2014.
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

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in clause (2), or (4) are guarantors under the 2013 Revolving Facility serve as guarantors for funds borrowed under the 2014 Term Loans. In the event that we seek and obtain an investment grade credit rating, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary, or owns Unencumbered Property and incurs recourse debt.

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

PREIT may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs, and for working capital and general corporate purposes.

Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.
These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The 2013 Revolving Facility and the 2014 Term Loans are subject to customary events of default and are cross-defaulted with one another.

As of March 31, 2014, the Borrower was in compliance with all such financial covenants.

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center (see note 6), we have obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association. Amounts secured under the letter of credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The letter of credit initially expires in July 2015 and may be extended up to one year.  The letter of credit is subject to covenants that are identical to those contained in the 2013 Credit Agreement and the 2014 Term Loans.  At the closing of the Springfield Town Center acquisition, it is expected that the Letter of Credit will be terminated.

2010 Credit Facility

Prior to the 2013 Revolving Facility, we had a secured credit facility consisting of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).

Interest expense related to the 2010 Revolving Facility was $0.3 million for the three months ended March 31, 2013.

The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for the three months ended March 31, 2013 was 3.95%. Interest expense, excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan, was $2.2 million for the three months ended March 31, 2013.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.7 million for the three months ended March 31, 2013. Accelerated deferred financing fee amortization was $0.8 million for the three months ended March 31, 2013 in connection with permanent paydowns of the 2010 Term Loan of $84.5 million in January and February 2013.

Mortgage Loans

The carrying value and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,498.8	$1,480.5	$1,502.7	$1,467.9

The mortgage loans contain various customary default provisions. As of March 31, 2014, we were not in default on any of the mortgage loans.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $17.0 million (net of capitalized interest of $0.1 million) and $26.1 million (net of capitalized interest of $0.1 million) for the three months ended March 31, 2014 and 2013, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $7.8 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

Springfield Town Center

On March 2, 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) relating to the acquisition of Springfield Town Center in Springfield, Virginia (the "Property") for total consideration of $465.0 million. The total consideration is expected to be funded using $125.0 million of common and preferred Operating Partnership units, with the remaining balance to be paid in cash. We expect to provide the remaining cash balance by borrowing from the amounts available under our existing credit agreements. In addition, the seller of the Property may be entitled to certain additional consideration based on the value of the Property three years after the closing date. The closing is subject to the substantial completion of the redevelopment of the Property in accordance with plans and specifications for such redevelopment, as well as certain other customary closing conditions.

Pursuant to the Contribution Agreement, closing will occur after all of the conditions to closing have been satisfied or waived, on the date that is the earlier of (i) fifteen days after the later of the date on which Regal Cinemas, Dick’s Sporting Goods and at least seventy-five percent (75%) of the aggregate square footage of the in-line space of the Property are occupied, certificates of occupancy have been issued with respect to all of the common areas of the Property and the “grand opening” of the Property has occurred, and (ii) March 31, 2015 (which date may be extended in certain circumstances).

In connection with this Contribution Agreement, we have secured a letter of credit totaling of $46.5 million and have incurred $1.4 million of acquisition related expenses as of March 31, 2014. These expenses are included in "Acquisition costs and other expenses" on the consolidated statements of operations for the three months ended March 31, 2014.

Employee Separation

In April 2014, we announced that George F. Rubin, the Company’s Vice Chairman, will be leaving as an officer of the Company effective May 29, 2014. Under the terms of Mr. Rubin’s separation from the Company, we will record employee separation expense of $4.2 million in the second quarter of 2014. Mr. Rubin will receive a payment of approximately $2.6 million, which amount is in addition to the payment of the amounts accrued under Mr. Rubin’s supplemental retirement plan.  All of Mr. Rubin’s outstanding unvested restricted shares will also vest and he will remain eligible to receive shares under the Company’s Restricted Share Unit Programs based on the achievement of the performance metrics established by those programs as if his employment had not terminated.  Mr. Rubin also serves as one of the Company’s trustees; his term will expire at the Company’s Annual Meeting to be held on May 30, 2014.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $4.7 million will be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps

As of March 31, 2014, we had entered into twelve interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $328.3 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2014, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2014 includes a net loss of $4.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at March 31, 2014 and December 31, 2013. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at March 31, 2014 (1)	Fair Value at December 31, 2013 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.3)	$(0.3)	1.10%	July 31, 2016
28.1	(0.5)	(0.5)	1.38%	January 2, 2017
34.6	0.2	0.2	3.72%	December 1, 2017
7.6	0.1	0.1	1.00%	January 1, 2018
55.0	0.2	0.2	1.12%	January 1, 2018
48.0	0.2	0.2	1.12%	January 1, 2018
30.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
	$(1.3)	$(0.1)
_________________________

(1)
As of March 31, 2014 and December 31, 2013, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of March 31, 2014 and December 31, 2013, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and our share of our partnerships’ statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Consolidated Statements of Operations Location
(in millions of dollars)	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(1.9)	$(2.1)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.0	$4.0	Interest expense
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$0.5	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2014, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.3 million. If we had breached any of the default provisions in these agreements as of March 31, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.6 million. We had not breached any of these provisions as of March 31, 2014.

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

We currently own interests in 45 retail properties, of which 42 are operating properties and three are development properties. The 42 operating properties include 35 enclosed malls and seven other retail properties, have a total of 30.5 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.7 million square feet at these properties (excluding space owned by anchors).

There are 35 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 25.9 million square feet, of which we own 20.6 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

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

Net loss for the three months ended March 31, 2014 was $8.4 million, a decrease of $34.2 million compared to net income of $25.8 million for the three months ended March 31, 2013. This decrease was primarily due to the $33.3 million from gains on sales of discontinued operations recorded in 2013 and a $1.3 million impairment loss recorded in 2014. In addition, the severe winter weather in the northern United States, particularly in the Mid-Atlantic region, had a significant effect on our results of operations for the three months ended March 31, 2014, particularly in the areas of snow removal costs and utility expenses, which affected both expenses and expense reimbursements as well as revenue.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of March 31, 2014, held a 97.0% controlling interest in PREIT Associates, and consolidated it for reporting purposes. We hold our investments in seven of the 42 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $71.0 million as of March 31, 2014.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of March 31, 2014, we had incurred $54.0 million of costs (net of impairment charges recorded in prior years) related to our activity at development properties.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2014 or 2013 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
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
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the properties included in discontinued operations) as of March 31, 2014 and 2013:

	Occupancy (1) as of March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2014	2013	2014	2013	2014	2013
Retail portfolio weighted average:
Total excluding anchors	89.9%	89.8%	94.1%	93.3%	90.6%	90.4%
Total including anchors	93.1%	93.3%	95.8%	95.2%	93.4%	93.6%
Malls weighted average:
Total excluding anchors	89.8%	89.8%	95.9%	94.6%	90.3%	90.2%
Total including anchors	93.0%	93.3%	97.2%	96.3%	93.3%	93.5%
Other retail properties	94.8%	N/A	94.9%	94.5%	94.9%	94.5%
_________________________

(1)	Occupancy for both periods presented includes all tenants irrespective of the term of their agreements.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2014:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases:(3)
1st Quarter	41	107,661	N/A	$39.49	$39.49	N/A	$5.30

Renewal - non-anchor tenants 10,000 square feet and under:(4)
1st Quarter	48	145,510	$36.02	$38.68	$2.66	7.4%	$—

Renewal - non-anchor tenants greater than 10,000 square feet:(4)
1st Quarter	6	107,781	$16.22	$17.04	$0.82	5.1%	$—

Anchor New:
1st Quarter	1	52,055	N/A	$7.50	$7.50	N/A	$4.00

Anchor Renewal:
1st Quarter	1	101,476	$2.79	$2.80	$0.01	0.4%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes expansions and lease extensions.

As of March 31, 2014, for non-anchor leases, the average gross rent per square foot as of the expiration date was $33.79 for the renewing leases in “Holdover” status and $34.08 for leases expiring in 2014.

Overview

Net loss for the three months ended March 31, 2014 was $8.4 million, a decrease of $34.2 million compared to net income of $25.8 million for the three months ended March 31, 2013. This decrease was primarily due to the $33.3 million from gains on sales of discontinued operations recorded in 2013 and a $1.3 million impairment loss recorded in 2014. In addition, the severe winter weather in the northern United States, particularly in the Mid-Atlantic region, had a significant effect on our results of operations for the three months ended March 31, 2014, particularly in the areas of snow removal costs and utility expenses, which affected both expenses and expense reimbursements as well as revenue.

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		% Change 2013 to 2014
(in thousands of dollars)	2014	2013
Real estate revenue	$108,609	$103,178	5%
Other income	779	888	(12)%
Operating expenses	(51,717)	(43,694)	18%
Depreciation and amortization	(36,235)	(33,617)	8%
General and administrative expenses	(9,077)	(8,856)	2%
Impairment of assets	(1,300)	—	N/A
Provision for employee separation expense	—	(1,279)	(100)%
Acquisition costs and other expenses	(1,646)	(202)	715%
Interest expense, net	(20,170)	(27,338)	(26)%
Equity in income of partnerships	2,402	2,452	(2)%
Net loss from continuing operations	(8,355)	(8,468)	(1)%
Operating results from discontinued operations	—	1,021	(100)%
Gains on sales of discontinued operations	—	33,254	(100)%
Net (loss) income	$(8,355)	$25,807	(132)%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $5.4 million, or 5%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to:

•
an increase of $2.8 million in base rent, including $1.7 million related to properties acquired since April 2013. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall and Cherry Hill Mall; and

•	an increase of $3.5 million in expense reimbursements, following increases in snow removal expense, real estate taxes and utility expenses (see “—Operating Expenses”); partially offset by

•
a decrease of $0.4 million in percentage rent, due to a combination of lower tenant sales and lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent; and

•	a decrease of $0.5 million in other real estate revenue.

Operating Expenses

Operating expenses increased by $8.0 million, or 18%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to:

•
an increase of $3.4 million in common area maintenance expenses, including increases of $2.0 million in snow removal expense and $1.1 million in common area utility expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, were impacted by a severe winter with numerous substantial snowfalls during the three months ended March 31, 2014. In addition, common area utility expense increased as a result of higher electric expense rates as described in more detail below;

•
an increase of $3.2 million in non-common area utility expense due primarily to a significant increase in electric rates at many of our properties. The extremely cold weather this winter and resulting limited natural gas supply led to an historic spike in the price of wholesale electricity rates, particularly affecting our properties located in Pennsylvania, New Jersey and Maryland. Our margin on redistributed utilities decreased from net revenue of $2.1 million in the three months ended March 31, 2013 to net expense of $0.1 million in the three months ended March 31, 2014;

•
an increase of $1.1 million in real estate tax expense, including a $0.5 million increase at three of our properties located in New Jersey, due to a combination of increases in the real estate tax assessment values and real estate tax rates; and

•	an increase of $0.2 million in bad debt expense, primarily due to two tenant bankruptcy filings during the three months ended March 31, 2014.

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
NOI excludes interest and other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, impairment losses, acquisition costs and other expenses.

The following table presents NOI for the three months ended March 31, 2014 and 2013. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(in thousands of dollars)	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Real estate revenue	$116,552	$112,290	4%	$2,566	$5,049	(49)%	$119,118	$117,339	2%
Operating expenses	(54,083)	(46,024)	18%	(1,169)	(2,726)	(57)%	(55,252)	(48,750)	13%
Net Operating Income	$62,469	$66,266	(6)%	$1,397	$2,323	(40)%	$63,866	$68,589	(7)%

Total NOI decreased by $4.7 million, or 7%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a $3.8 million decrease in NOI from Same Store properties and a decrease of $0.9 million from Non Same Store Properties. The Same Store decrease resulted from the increase in operating expenses, most notably common area maintenance expenses and utility expenses, resulting from the severe and prolonged winter weather. The Non Same Store decrease was primarily due to a $2.1 million decrease in NOI from discontinued operations, partially offset by a $1.4 million increase in NOI from properties acquired since April 2013. See “—Real Estate Revenue” and “—Operating

Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.1 million for each of the three months ended March 31, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.6 million, or 8%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to:

•	an increase of $1.4 million associated with properties acquired since the April 2013; and

•	an increase of $1.2 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties.

Provision for Employee Separation Expenses

We recorded a provision for employee separation expense of $1.3 million during the three months ended March 31, 2013 primarily related to an amended employment agreement for Ronald Rubin, our executive chairman. No provision for employee separation expense was recorded during the three months ended March 31, 2014.

Impairment of Assets

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. During the first quarter of 2014, we entered into negotiations with a potential buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded the impairment loss.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $1.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the acquisition costs incurred during the three months ended March 31, 2014 related to our entering into an agreement to acquire of Springfield Town Center.

Interest Expense

Interest expense decreased by $7.2 million, or 26%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to lower weighted average interest rates and a decrease in our weighted average debt balance. Our weighted average effective borrowing rate was 4.92% for the three months ended March 31, 2014 compared to 6.00% for the three months ended March 31, 2013. Our weighted average debt balance was $1,647.0 million for the three months ended March 31, 2014 compared to $1,857.2 million for the three months ended March 31, 2013. There was also a $0.5 million gain on hedge ineffectiveness recorded in the three months ended March 31, 2013.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Chambersburg Mall, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the period presented were as follows. There were no operating results from properties in discontinued operations for the three months ended March 31, 2014.

(in thousands of dollars)	Three Months Ended March 31,
2013
Operating results of:
Orlando Fashion Square	$150
Paxton Towne Centre	(121)
Phillipsburg Mall	(51)
Chambersburg Mall	216
Christiana Center	653
Commons at Magnolia	174
Operating results from discontinued operations	1,021
Gains on sales of discontinued operations	33,254
Income from discontinued operations	$34,275

Gains on Sales of Discontinued Operations

There were no gains on sales of discontinued operations in the three months ended March 31, 2014.

Gains on sales of discontinued operations were $33.3 million in the three months ended March 31, 2013 due to a $32.7 million gain on the sale of Paxton Towne Center in January 2013 and a $0.6 million gain on the sale of Orlando Fashion Square in February 2013.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding gains and losses on sales of operating properties, extraordinary items (computed in accordance with GAAP) and significant non-recurring events that materially distort the comparative measurement of company performance over time; plus real estate depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2014 and 2013 to show the effect of acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain or loss on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended March 31, 2014 and 2013:

(in thousands of dollars, except per share amounts)	Three Months Ended March 31, 2014	% Change 2013 to 2014	Three Months Ended March 31, 2013
Funds from operations	$26,615	10%	$24,176
Acquisition costs	1,387		—
Provision for employee separation expense	—		1,279
Accelerated amortization of deferred financing costs	—		914
Gain on hedge ineffectiveness	—		(464)
Funds from operations, as adjusted	$28,002	8%	$25,905
Funds from operations per diluted share and OP Unit	$0.38	(7)%	$0.41
Funds from operations per diluted share and OP Unit, as adjusted	$0.40	(9)%	$0.44

Weighted average number of shares outstanding	67,944		55,738
Weighted average effect of full conversion of OP Units	2,129		2,284
Effect of common share equivalents	403		706
Total weighted average shares outstanding, including OP Units	70,476		58,728

FFO was $26.6 million for the three months ended March 31, 2014, an increase of $2.4 million, or 10%, compared to $24.2 million for the three months ended March 31, 2013. This increase was primarily due to:

•
a decrease in interest expense of $7.9 million (including our proportionate share of interest expense of our partnership properties) resulting from lower overall debt balances and lower average interest rates;

•	a decrease of $1.3 million in provision for employee separation expense;

•	an increase of $1.4 million in NOI from properties acquired since April 2013; partially offset by

•	a decrease of $3.8 million in Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”);

•	a decrease of $2.1 million in NOI from properties sold in 2013; and

•	an increase of $1.4 million in acquisition costs related to the pending acquisition of Springfield Town Center.

FFO per diluted share decreased by $0.03 per share to $0.38 per share for the three months ended March 31, 2014, compared to $0.41 per share for the three months ended March 31, 2013 primarily due to the weighted average effect of 11,500,000 common shares issued in May 2013, partially offset by the $2.4 million increase in FFO.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	Three Months Ended March 31, 2014
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$108,609	$10,509	$—	$119,118
Operating expenses	(51,717)	(3,535)	—	(55,252)
Net operating income (NOI)	56,892	6,974	—	63,866
General and administrative expenses	(9,077)	—	—	(9,077)
Other income	779	—	—	779
Acquisition costs and other expenses	(1,646)	—	—	(1,646)
Interest expense, net	(20,170)	(2,730)	—	(22,900)
Depreciation of non real estate assets	(445)	—	—	(445)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	22,371	4,244	—	26,615
Depreciation of real estate assets	(35,790)	(1,842)	—	(37,632)
Equity in income of partnerships	2,402	(2,402)	—	—
Impairment of assets	(1,300)	—	—	(1,300)
Preferred share dividends	3,962	—	—	3,962
Net loss	$(8,355)	$—	$—	$(8,355)

	Three Months Ended March 31, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$103,178	$10,018	$4,143	$117,339
Operating expenses	(43,694)	(2,970)	(2,086)	(48,750)
Net operating income (NOI)	59,484	7,048	2,057	68,589
General and administrative expenses	(8,856)	—	—	(8,856)
Provision for employee separation expense	(1,279)	—	—	(1,279)
Other income	888	—	—	888
Acquisition costs and other expenses	(202)	—	—	(202)
Interest expense, net	(27,338)	(2,767)	(671)	(30,776)
Depreciation of non real estate assets	(226)	—	—	(226)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	18,509	4,281	1,386	24,176
Depreciation of real estate assets	(33,391)	(1,829)	(365)	(35,585)
Equity in income of partnerships	2,452	(2,452)	—	—
Operating results from discontinued operations	1,021	—	(1,021)	—
Gain on sale of discontinued operations	33,254	—	—	33,254
Preferred share dividends	3,962	—	—	3,962
Net income	$25,807	$—	$—	$25,807

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions, and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility, our 2014 Term Loans (collectively, the “Credit Agreements”) and the Letter of Credit in connection with the Springfield Town Center acquisition. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first three months of 2014 were $18.1 million, based on distributions of $0.5156 per Series A Preferred Share, $0.4609 per Series B Preferred Share and $0.20 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects and certain capital requirements (including scheduled debt maturities), future property and portfolio acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our Credit Agreements.

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

2013 Revolving Facility, as amended

In April 2013, we entered into a Credit Agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). The 2013 Revolving Facility and the 2014 Term Loans are collectively referred to as the "Credit Agreements." All capitalized terms used in the discussion below that are and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of March 31, 2014, $25.0 million was outstanding under our 2013 Revolving Facility and the unused portion that was available to us was $375.0 million.

The weighted average interest rate on outstanding 2013 Revolving Facility borrowings as of March 31, 2014 was 1.85%. Interest expense related to the 2013 Revolving Facility was $0.5 million for the three months ended March 31, 2014. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for the three months ended March 31, 2014.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and we have options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

We have the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No option to increase the maximum amount available under the 2013 Revolving Facility has been exercised by us.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at March 31, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The 2013 Revolving Facility and 2014 Term Loans (discussed below) are cross-defaulted with one another.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.

2014 Term Loans

On January 8, 2014, we entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the initial LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of March 31, 2014:

	As of March 31, 2014
(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Initial borrowing	$100.0	$30.0
Initial interest rate	1.60%	2.10%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $0.9 million for the three months ended March 31, 2014. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million for the three months ended March 31, 2014.
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

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in clause (2), or (4) are guarantors under the 2013 Revolving Facility serve as guarantors for funds borrowed under the 2014 Term

Loans. In the event that we seek and obtain an investment grade credit rating, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary, or owns Unencumbered Property and incurs recourse debt.

We have the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

We have the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

We may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.

Springfield Town Center

On March 2, 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) relating to the acquisition of Springfield Town Center in Springfield, Virginia for total consideration of $465.0 million. The total consideration is expected to be funded using $125.0 million of common and preferred Operating Partnership units with the remaining balance to be paid in cash. We expect to fund the remaining cash balance by borrowing from the amounts available under our Credit Agreements. In addition, the seller of the property may be entitled to certain additional consideration based on the value of the property three years after the closing date. We expect closing to occur in the fourth quarter of 2014 or the first quarter of 2015, subject to the substantial completion of the redevelopment of the property as well as certain other customary closing conditions.

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center, we have obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association. Amounts secured under the letter of credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The letter of credit initially expires in July 2015 and may be extended up to one year.  The letter of credit is subject to covenants that are identical to those contained in the 2013 Credit Agreement and the 2014 Term Loans.  At the closing of the Springfield Town Center acquisition, it is expected that the Letter of Credit will be terminated.

Interest Rate Derivative Agreements

As of March 31, 2014, we had entered into twelve interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $328.3 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2014, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of March 31, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.3 million. If we had breached any of the default provisions in these agreements as of March 31, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.6 million. We had not breached any of the provisions as of March 31, 2014.

Mortgage Loans

Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at March 31, 2014. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.67% at March 31, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.65% at March 31, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2014:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Principal payments	$121,101	$13,629	$35,519	$24,476	$47,477
Balloon payments (1)	1,377,721	51,000	514,544	291,532	520,645
Total	$1,498,822	$64,629	$550,063	$316,008	$568,122
 _________________________

(1)	The maturity date for the balloon payment due in 2014 may be extended pursuant to the terms of the applicable loan agreement.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2014 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Mortgage loans	$1,498,822	$64,629	$550,063	$316,008	$568,122
2013 Revolving Facility	25,000	—	25,000	—	—
5 Year Term Loan	100,000	—	—	—	100,000
7 Year Term Loan	30,000	—	—	—	30,000
Letter of Credit	46,500	—	46,500	—	—
Interest on indebtedness (1)	329,489	54,187	116,276	70,029	88,997
Operating leases	9,286	1,575	3,636	2,923	1,152
Ground leases	41,684	418	1,110	1,070	39,086
Springfield Town Center Contribution Agreement(2)	465,000	465,000	—	—	—
Development and redevelopment commitments (3)	7,754	7,754	—	—	—
Total	$2,553,535	$593,563	$742,585	$390,030	$827,357
_________________________

(1)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.

(2)	The Springfield Town Center closing is expected to occur between October 2014 and March 2015.

(3)
The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2014, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Preferred Share Dividends

Annual dividends on our 4,600,000 8.25% Series A Preferred Shares ($25.00 liquidation preference) and our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference) for a full year are expected to be $9.5 million and $6.4 million, respectively.

CASH FLOWS

Net cash provided by operating activities totaled $30.0 million for the three months ended March 31, 2014 compared to $12.9 million for the three months ended March 31, 2013. This increase in cash from operating activities is primarily due to the reduction of cash paid for interest in the first three months of 2014 and a decrease in amounts paid for separation costs and other liabilities in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Cash flows used in investing activities were $30.6 million for the three months ended March 31, 2014 compared to cash flows provided by investing activities of $117.9 million for the three months ended March 31, 2013. Cash flows used in investing activities for the three months ended March 31, 2014 is primarily due to $20.0 million used in acquiring two street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $6.7 million and real estate improvements of $5.9 million, primarily related to ongoing improvements at our properties. Investing activities for the first three months of 2013 reflected $126.8 million in proceeds from the sales of real estate, including Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square. Cash flows provided by investing activities during the three months ended March 31, 2013 were partially offset by investment in construction in progress of $6.2 million and real estate improvements of $2.6 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $1.1 million for the three months ended March 31, 2014 compared to cash flows used in financing activities of $131.2 million for the three months ended March 31, 2013. Cash flows used in financing activities for the first three months of 2014 included $105.0 million in net repayments of the 2013 Revolving Facility, dividends and distributions of $18.1 million, and principal installments on mortgage loans of $3.8 million, offset by $130.0 million in net borrowings from the 2014 Term Loans. Cash flows used in financing activities for the three months ended March 31, 2013 included a $50.0 million repayment of the mortgage loan on Paxton Towne Centre in conjunction with its sale, a $53.2 million repayment of the mortgage loan on Moorestown Mall, and an $84.5 million repayment of the 2010 Term Loan. Cash flows from financing activities during the three months ended March 31, 2013 also included $60.0 in net borrowings from the 2010 Revolving Facility, $18.7 million in net proceeds from the new mortgage loan on Dartmouth Mall and additional borrowings on Francis Scott Key Mall and Lycoming Mall, as well as dividends and distributions of $14.5 million, and principal installments on mortgage loans of $4.4 million.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2013, in the section entitled “Item 1A. Risk Factors —We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non anchor store and other tenants. We also compete to acquire land for new site development, or to add to our existing properties. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the the Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, sales per square foot, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2013 Revolving Facility, our 2014 Term Loans and the Letter of Credit;

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

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	risks relating to development and redevelopment activities;

•	our ability to sell properties that we seek to dispose of or our ability to obtain estimated sale prices;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	increases in operating costs that cannot be passed on to tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors; and

•	potential dilution from any capital raising transactions or other equity issuances.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2014, our consolidated debt portfolio consisted primarily of $1,498.8 million of fixed and variable rate mortgage loans, $100.0 million borrowed under our 5 Year Term Loan which bore interest at a rate of 1.60%, $30.0 million borrowed under our 7 Year Term Loan which bore interest at a rate of 2.10%, and $25.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 1.85%.

Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at March 31, 2014. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.67% at March 31, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.65% at March 31, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2014	$12,438	5.29%	$52,191		2.27%
2015	291,342	5.75%	1,655		2.62%
2016	231,340	5.38%	50,726	(2)	2.14%
2017	161,400	5.36%	1,001		2.91%
2018 and thereafter	551,980	4.37%	299,749	(3)	2.16%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2014.

(2)	Includes 2013 Revolving Facility borrowings of $25.0 million with a weighted average interest rate of 1.85% as of March 31, 2014.

(3)	Includes 2014 Term Loan borrowings of $130.0 million with a weighted average interest rate of 1.72% as of March 31, 2014.

As of March 31, 2014, we had $405.3 million of variable rate debt. Also, as of March 31, 2014, we had entered into twelve interest rate swap agreements with an aggregate weighted average interest rate of 1.67% on a notional amount of $328.3 million maturing on various dates through January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2014 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $61.0 million at March 31, 2014. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $52.2 million at March 31, 2014. Based on the variable rate debt included in our debt portfolio at March 31, 2014, a 100 basis point increase in interest rates would have resulted in an additional $0.8 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.8 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2014 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2014	124,432	$18.44	—	$—
February 1—February 28, 2014	99,306	18.87	—	—
March 1—March 31, 2014	—	—	—	—
Total	223,738	$18.63	—	$—

ITEM 6.  EXHIBITS.

2.1
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2014, is incorporated herein by reference.

10.1
Five Year Term Loan Agreement dated as of January 8, 2014 by and among  PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.7 to our Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.2
Five Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.3
Seven Year Term Loan Agreement dated as of January 8, 2014 by and among  PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.9 to our Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.4
Seven Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.10 to our Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.5	Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers.

10.6	2014-2016 Restricted Share Unit Program.

10.7	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	April 25, 2014
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

10.5*	Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers.

10.6*	2014-2016 Restricted Share Unit Program.

10.7*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith