Form 10-Q
period 2014-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-08-01
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at July 28, 2014: 68,775,675

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,437,079	$3,450,317
Construction in progress	85,416	68,835
Land held for development	8,716	8,716
Total investments in real estate	3,531,211	3,527,868
Accumulated depreciation	(1,063,080)	(1,012,746)
Net investments in real estate	2,468,131	2,515,122
INVESTMENTS IN PARTNERSHIPS, at equity:	19,170	15,963
OTHER ASSETS:
Cash and cash equivalents	30,741	34,230
Tenant and other receivables (net of allowance for doubtful accounts of $12,352 and $13,123 at June 30, 2014 and December 31, 2013, respectively)	37,995	46,439
Intangible assets (net of accumulated amortization of $14,923 and $14,506 at June 30, 2014 and December 31, 2013, respectively)	8,434	9,075
Deferred costs and other assets	92,295	97,752
Total assets	$2,656,766	$2,718,581
LIABILITIES:
Mortgage loans payable	$1,494,801	$1,502,650
Term loans	130,000	—
Revolving Facility	—	130,000
Tenants’ deposits and deferred rent	17,119	17,896
Distributions in excess of partnership investments	64,675	64,491
Fair value of derivative liabilities	3,245	844
Accrued expenses and other liabilities	87,132	76,248
Total liabilities	1,796,972	1,792,129
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of June 30, 2014 and December 31, 2013; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of June 30, 2014 and December 31, 2013; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,749 shares at June 30, 2014 and 68,293 shares at December 31, 2013	68,749	68,293
Capital contributed in excess of par	1,470,525	1,467,460
Accumulated other comprehensive loss	(7,827)	(6,637)
Distributions in excess of net income	(703,758)	(636,939)
Total equity—Pennsylvania Real Estate Investment Trust	827,770	892,258
Noncontrolling interest	32,024	34,194
Total equity	859,794	926,452
Total liabilities and equity	$2,656,766	$2,718,581

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013
REVENUE:
Real estate revenue:
Base rent	$71,646	$69,207	$142,988	$137,709
Expense reimbursements	30,879	30,931	65,230	61,792
Percentage rent	324	584	914	1,566
Lease termination revenue	154	91	254	231
Other real estate revenue	3,142	2,735	5,368	5,428
Total real estate revenue	106,145	103,548	214,754	206,726
Other income	680	1,395	1,458	2,283
Total revenue	106,825	104,943	216,212	209,009
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,228)	(34,642)	(74,631)	(69,541)
Utilities	(5,841)	(5,068)	(14,051)	(10,126)
Other operating expenses	(3,295)	(3,909)	(7,399)	(7,647)
Total operating expenses	(44,364)	(43,619)	(96,081)	(87,314)
Depreciation and amortization	(37,135)	(35,088)	(73,370)	(68,705)
Other expenses:
General and administrative expenses	(8,774)	(9,606)	(17,851)	(18,462)
Impairment of assets	(16,098)	—	(17,398)	—
Provision for employee separation expense	(4,877)	(1,035)	(4,877)	(2,314)
Acquisition costs and other expenses	(960)	(198)	(2,606)	(400)
Total other expenses	(30,709)	(10,839)	(42,732)	(21,176)
Interest expense, net	(21,550)	(27,689)	(41,720)	(55,027)
Total expenses	(133,758)	(117,235)	(253,903)	(232,222)
Loss before equity in income of partnerships, gain on sale of interest in real estate, discontinued operations and gains on sales of discontinued operations	(26,933)	(12,292)	(37,691)	(23,213)
Equity in income of partnerships	2,784	2,283	5,186	4,736
Gain on sale of interest in real estate	99	—	99	—
Loss from continuing operations	(24,050)	(10,009)	(32,406)	(18,477)
Discontinued operations:
Operating results from discontinued operations	—	1,000	—	2,021
Gains on sales of discontinued operations	—	—	—	33,254
Income from discontinued operations	—	1,000	—	35,275
Net (loss) income	(24,050)	(9,009)	(32,406)	16,798
Less: net loss (income) attributable to noncontrolling interest	725	314	977	(691)
Net (loss) income attributable to PREIT	(23,325)	(8,695)	(31,429)	16,107
Less: preferred share dividends	(3,962)	(3,962)	(7,924)	(7,924)
Net (loss) income attributable to PREIT common shareholders	$(27,287)	$(12,657)	$(39,353)	$8,183

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss from continuing operations	$(24,050)	$(10,009)	$(32,406)	$(18,477)
Noncontrolling interest	725	348	977	677
Dividends on preferred shares	(3,962)	(3,962)	(7,924)	(7,924)
Dividends on unvested restricted shares	(92)	(103)	(205)	(211)
Loss from continuing operations used to calculate loss per share—basic and diluted	$(27,379)	$(13,726)	$(39,558)	$(25,935)
Income from discontinued operations	$—	$1,000	$—	$35,275
Noncontrolling interest	—	(34)	—	(1,368)
Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$966	$—	$33,907
Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.40)	$(0.22)	$(0.58)	$(0.43)
Income from discontinued operations	—	0.02	—	0.56
	$(0.40)	$(0.20)	$(0.58)	$0.13
(in thousands of shares)
Weighted average shares outstanding—basic	68,236	63,540	68,091	59,661
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	68,236	63,540	68,091	59,661
_________________________

(1)
The Company had net losses from continuing operations for all periods presented. Therefore, the effects of common share equivalents of 309 and 727 for the three months ended June 30, 2014 and 2013, respectively, and 326 and 780 for the six months ended June 30, 2014 and 2013, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013
Comprehensive (loss) income:
Net (loss) income	$(24,050)	$(9,009)	$(32,406)	$16,798
Unrealized (loss) gain on derivatives	(1,919)	5,917	(3,102)	8,096
Amortization of losses of settled swaps, net of gains	1,544	3,577	1,837	3,782
Total comprehensive (loss) income	(24,425)	485	(33,671)	28,676
Less: comprehensive loss (income) attributable to noncontrolling interest	773	(23)	1,052	(1,121)
Comprehensive (loss) income attributable to PREIT	$(23,652)	$462	$(32,619)	$27,555

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended
June 30, 2014
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2013	$926,452	$46	$35	$68,293	$1,467,460	$(6,637)	$(636,939)	$34,194
Net loss	(32,406)	—	—	—	—	—	(31,429)	(977)
Other comprehensive loss	(1,265)	—	—	—	—	(1,190)	—	(75)
Shares issued under employee compensation plans, net of shares retired	(1,942)	—	—	456	(2,398)	—	—	—
Amortization of deferred compensation	5,463	—	—	—	5,463	—	—	—
Distributions paid to common shareholders ($0.40 per share)	(27,466)	—	—	—	—	—	(27,466)	—
Distributions paid to Series A preferred shareholders ($1.0312 per share)	(4,744)	—	—	—	—	—	(4,744)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	(3,180)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.40 per unit)	(852)	—	—	—	—	—	—	(852)
Other distributions to noncontrolling interests, net	(266)	—	—	—	—	—	—	(266)
Balance June 30, 2014	$859,794	$46	$35	$68,749	$1,470,525	$(7,827)	$(703,758)	$32,024

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(32,406)	$16,798
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	68,415	65,430
Amortization	4,949	6,995
Straight-line rent adjustments	(823)	(757)
Provision for doubtful accounts	629	1,103
Amortization of deferred compensation	5,463	4,422
Loss on hedge ineffectiveness	1,238	2,693
Gains on sales of real estate	(99)	(33,254)
Equity in income of partnerships, net of distributions	(853)	(1,623)
Impairment of assets and expensed project costs	17,659	—
Change in assets and liabilities:
Net change in other assets	14,739	10,330
Net change in other liabilities	4,855	(14,372)
Net cash provided by operating activities	83,766	57,765
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(20,000)	(60,879)
Additions to construction in progress	(17,493)	(13,775)
Investments in real estate improvements	(19,502)	(11,224)
Cash proceeds from sales of real estate	23,600	126,895
Additions to leasehold improvements	(736)	(145)
Investments in partnerships	(3,651)	(166)
Capitalized leasing costs	(2,829)	(2,722)
Increase in cash escrows	(211)	(470)
Cash distributions from partnerships in excess of equity in income	1,482	577
Net cash (used in) provided by investing activities	(39,340)	38,091
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	220,300
Borrowings from (repayments of) term loans	130,000	(182,000)
Net (repayments of) borrowings from revolving facility	(130,000)	35,000
Proceeds from mortgage loans	—	76,692
Principal installments on mortgage loans	(7,849)	(8,447)
Repayments of mortgage loans	—	(217,524)
Payment of deferred financing costs	(1,882)	(3,613)
Dividends paid to common shareholders	(27,466)	(22,402)
Dividends paid to preferred shareholders	(7,924)	(7,924)
Distributions paid to Operating Partnership unit holders	(852)	(813)
Value of shares of beneficial interest issued	2,691	828
Value of shares retired under equity incentive plans, net of shares issued	(4,633)	(2,418)
Net cash used in financing activities	(47,915)	(112,321)
Net change in cash and cash equivalents	(3,489)	(16,465)
Cash and cash equivalents, beginning of period	34,230	33,990
Cash and cash equivalents, end of period	$30,741	$17,525

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2014, our portfolio consisted of a total of 45 properties in 12 states, including 34 shopping malls, seven other retail properties and four development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), one of the properties classified as “other retail” (outlet) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2014, we held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2014, the total amount that would have been distributed would have been $40.1 million, which is calculated using our June 30, 2014 closing price on the New York Stock Exchange of $18.82 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,129,202 as of June 30, 2014.

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

New Accounting Developments
In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.
In April 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. These new accounting requirements are required to be effective for the first quarter of 2015 but may be adopted as early as the first quarter of 2014 only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. Under these new accounting requirements, only disposals representing a strategic shift in operations will be presented as discontinued operations. Previously, under U.S. GAAP, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. These new accounting requirements require expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.
In June 2014, we sold South Mall in Allentown, Pennsylvania. We applied these new accounting requirements by reporting the results of operations of South Mall in the continuing operations section of our unaudited consolidated statements of operations.

Correction of Prior Period Presentation

Certain prior period amounts have been reclassified to conform with the current year presentation.

Our previously reported results of operations for the three and six months ended June 30, 2013 have been corrected to eliminate certain immaterial intercompany revenues and expenses. These immaterial corrections had no effect on net income (loss), basic or diluted earnings (loss) per share amounts, comprehensive income (loss), shareholders' equity or cash flows. The immaterial corrections reduced both other real estate revenue and other operating expenses by approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2014 and December 31, 2013 were comprised of the following:

(in thousands of dollars)	As of June 30, 2014	As of December 31, 2013
Buildings, improvements and construction in progress	$3,056,170	$3,049,758
Land, including land held for development	475,041	478,110
Total investments in real estate	3,531,211	3,527,868
Accumulated depreciation	(1,063,080)	(1,012,746)
Net investments in real estate	$2,468,131	$2,515,122

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits and interest for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013
Development/Redevelopment Activities:
Salaries and benefits	$431	$136	$825	$313
Interest	191	213	294	289
Leasing Activities:
Salaries, commissions and benefits	1,409	1,185	2,829	2,722

Dispositions

In July 2014, we entered into a 50/50 joint venture with The Macerich Company to redevelop the Gallery at Market East in Philadelphia, Pennsylvania. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, a property that is part of the Gallery complex, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

In June 2014, we sold South Mall in Allentown, Pennsylvania for $23.6 million, representing a capitalization rate of 10.1%. We recorded a gain of $0.1 million from the sale of this property.

Impairment of Assets

Nittany Mall

In June 2014, we recorded a loss on impairment of assets at Nittany Mall in State College, Pennsylvania of $13.9 million. During the second quarter of 2014, we entered into negotiations with a prospective buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded the impairment loss.

North Hanover Mall

In June 2014, we recorded a loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $2.2 million. During the second quarter of 2014, we entered into negotiations with a prospective buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover were less than the carrying value of the property, and recorded the impairment loss. We previously recognized impairment losses on North Hanover of $6.3 million in 2013 and $24.1 million in 2011.

South Mall

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. We sold the property in June 2014.

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013. The following table summarizes revenue and expense information for the three and six months ended June 30, 2013 for these discontinued operations (there were no operating results for these properties from, and there were no properties classified in, discontinued operations in the three or six months ended June 30, 2014):

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands of dollars)	2013	2013
Real estate revenue	$2,745	$6,888
Expenses:
Operating expenses	(795)	(2,881)
Depreciation and amortization	(363)	(727)
Interest expense	(587)	(1,259)
Total expenses	(1,745)	(4,867)
Operating results from discontinued operations	1,000	2,021
Gains on sales of discontinued operations	—	33,254
Income from discontinued operations	$1,000	$35,275

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2014 and December 31, 2013:

(in thousands of dollars)	As of June 30, 2014	As of December 31, 2013
ASSETS:
Investments in real estate, at cost:
Operating properties	$419,458	$416,964
Construction in progress	20,037	2,298
Total investments in real estate	439,495	419,262
Accumulated depreciation	(175,850)	(169,369)
Net investments in real estate	263,645	249,893
Cash and cash equivalents	11,831	15,327
Deferred costs and other assets, net	18,011	19,474
Total assets	293,487	284,694
LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	395,266	398,717
Other liabilities	9,841	9,667
Total liabilities	405,107	408,384
Net deficit	(111,620)	(123,690)
Partners’ share	(57,071)	(66,325)
PREIT’s share	(54,549)	(57,365)
Excess investment (1)	9,044	8,837
Net investments and advances	$(45,505)	$(48,528)

Investment in partnerships, at equity	$19,170	$15,963
Distributions in excess of partnership investments	(64,675)	(64,491)
Net investments and advances	$(45,505)	$(48,528)
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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013
Real estate revenue	$20,331	$19,528	$41,507	$39,722
Expenses:
Operating expenses	(5,749)	(5,725)	(12,849)	(11,694)
Interest expense	(5,452)	(5,545)	(10,927)	(11,094)
Depreciation and amortization	(3,413)	(3,534)	(7,062)	(7,106)
Total expenses	(14,614)	(14,804)	(30,838)	(29,894)
Net income	5,717	4,724	10,669	9,828
Less: Partners’ share	(2,858)	(2,339)	(5,331)	(4,885)
PREIT’s share	2,859	2,385	5,338	4,943
Amortization of excess investment	(75)	(102)	(152)	(207)
Equity in income of partnerships	$2,784	$2,283	$5,186	$4,736

Acquisitions

In June 2014, we contributed $3.2 million, representing a 25% interest, to the partnership that will be developing Gloucester Premium Outlets in Gloucester Township, New Jersey. The partnership used our and our partners' contribution to purchase the land on which the property will be developed.

Financing Activity

In June 2014, the partnership that will be developing Gloucester Premium Outlets entered into a $90.0 million construction loan. The initial term of the loan is four years with an extension option for one year. The loan is interest only and the interest rate is LIBOR plus 1.50% during the initial term and decreases to LIBOR plus 1.40% if and when the project is completed and a 1.10x debt service coverage ratio is achieved.

Lehigh Valley Mall

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and which is included in the amounts above. Summarized balance sheet information as of June 30, 2014 and December 31, 2013 and summarized statement of operations information for the three and six months ended June 30, 2014 and 2013 for this entity, which is accounted for using the equity method, is as follows:

	As of
(in thousands of dollars)	June 30, 2014	December 31, 2013
Summarized balance sheet information
Total assets	$51,379	$55,592
Mortgage loan payable	132,484	133,542

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2014	2013	2014	2013
Summarized statement of operations information
Revenue	$8,961	$8,509	$18,096	$17,326
Property operating expenses	(2,455)	(2,385)	(5,211)	(4,607)
Interest expense	(1,964)	(1,994)	(3,935)	(3,996)
Net income	3,774	3,326	7,090	7,082
PREIT's share of equity in income of partnership	1,887	1,663	3,545	3,541

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

As of June 30, 2014, there were no amounts outstanding under our 2013 Revolving Facility, and $7.1 million was pledged as collateral for letters of credit. The unused portion of the 2013 Revolving Facility that was available to us was $392.9 million.

Interest expense related to the 2013 Revolving Facility was $0.3 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million for each of the six months ended June 30, 2014 and 2013, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.7 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at June 30, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans.” As of June 30, 2014, the Borrower was in compliance with all such financial covenants.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may be extended.

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of June 30, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$100.0	$30.0
Interest rate	1.60%	2.10%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $1.2 million and $2.2 million for the three and six months ended June 30, 2014, respectively. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million for each of the three and six months ended June 30, 2014.
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

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% within one year after closing, to 2% within two years, to 1% within three years and without penalty thereafter.

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

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center (see note 6), in March 2014, we obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association (the "Letter of Credit"). Amounts secured under the Letter of Credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year.  The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans.  We expect that the Letter of Credit will be terminated at the closing of the Springfield Town Center acquisition.

Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit

The 2013 Revolving Facility, 2014 Term Loans, and the Letter of Credit contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.45:1 on or before June 30, 2014, or 1.50:1 thereafter; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The 2013 Revolving Facility, the 2014 Term Loans and the Letter of Credit are subject to customary events of default and are cross-defaulted with one another.

As of June 30, 2014, the Borrower was in compliance with all such financial covenants.

2010 Credit Facility

Prior to the 2013 Revolving Facility, we had a secured credit facility consisting of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).

Interest expense related to the 2010 Revolving Facility was $0.1 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan for the six months ended June 30, 2013 was 3.95%. Interest expense, excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan, was $0.1 million and $2.4 million for the three and six months ended June 30, 2013, respectively.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.1 million and $0.8 million for the three and six months ended June 30, 2013, respectively. Accelerated deferred financing fee amortization was $0.1 million and $0.9 million for the three and six months ended June 30, 2013, respectively, in connection with permanent paydowns of the 2010 Term Loan of $84.5 million in January and February 2013, and $0.1 million in connection with the $97.5 million final permanent paydown of the 2010 Term Loan in April 2013.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,494.8	$1,486.4	$1,502.7	$1,467.9

The mortgage loans contain various customary default provisions. As of June 30, 2014, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, a property that is part of the Gallery at Market East in Philadelphia, Pennsylvania, using proceeds from the transaction relating to the Gallery at Market East with The Macerich Company.

In July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to the Gallery at Market East with The Macerich Company.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $36.6 million (net of capitalized interest of $0.3 million) and $51.1 million (net of capitalized interest of $0.3 million) for the six months ended June 30, 2014 and 2013, respectively.

In our statement of cash flows, we show cash flows on our revolving facilities on a net basis. Gross borrowings on our revolving facilities were $90.0 million and $342.5 million for the six months ended June 30, 2014 and 2013, respectively. Gross paydowns were $220.0 million and $307.5 million for the six months ended June 30, 2014 and 2013, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $21.7 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

Springfield Town Center

On March 2, 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) relating to the acquisition of Springfield Town Center in Springfield, Virginia (the “Property”) for total consideration of $465.0 million. The total consideration is expected to be funded using $125.0 million of common and preferred Operating Partnership units, with the remaining balance to be paid in cash. We expect to provide the remaining cash balance by borrowing from the amounts available under our existing credit agreements. In addition, the seller of the Property may be entitled to certain additional consideration based on the value of the Property three years after the closing date. The closing is subject to the substantial completion of the redevelopment of the Property in accordance with plans and specifications for such redevelopment, as well as certain other customary closing conditions.

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

In connection with this Contribution Agreement, we have secured a $46.5 million letter of credit and have incurred $1.9 million of acquisition related expenses as of June 30, 2014. These expenses are included in "Acquisition costs and other expenses" on the consolidated statements of operations for the three and six months ended June 30, 2014.

Employee Separation

In May 2014, George F. Rubin separated from his position as Vice Chairman of PREIT. Under the terms of Mr. Rubin’s separation agreement from the Company, which became effective in June 2014, we recorded employee separation expense of $4.1 million in the second quarter of 2014. Mr. Rubin will receive a payment of approximately $2.6 million, which amount is in addition to the payment of the amounts accrued under Mr. Rubin’s supplemental retirement plan.  All of Mr. Rubin’s outstanding unvested restricted shares became vested in connection with his separation and he remains eligible to receive shares under the Company’s Restricted Share Unit Programs based on the achievement of the performance metrics established by those programs as if his employment had not terminated.  Mr. Rubin’s term as a member of the Company’s board of trustees expired at the Company’s Annual Meeting held on May 30, 2014.

In the second quarter of 2014, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded an additional $0.8 million of employee separation expense.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $4.4 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

In June 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million in the three and six months ended June 30, 2014. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan in July 2014.

Interest Rate Swaps

As of June 30, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $328.1 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2014, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2014 includes a net loss of $2.8 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at June 30, 2014 and December 31, 2013. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at June 30, 2014 (1)	Fair Value at December 31, 2013 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.3)	$(0.3)	1.10%	July 31, 2016
28.1	(0.5)	(0.5)	1.38%	January 2, 2017
34.4	—	0.2	3.72%	December 1, 2017
7.6	—	0.1	1.00%	January 1, 2018
55.0	(0.1)	0.2	1.12%	January 1, 2018
48.0	(0.1)	0.2	1.12%	January 1, 2018
30.0	(0.5)	N/A	1.78%	January 2, 2019
20.0	(0.3)	N/A	1.78%	January 2, 2019
20.0	(0.3)	N/A	1.78%	January 2, 2019
20.0	(0.4)	N/A	1.79%	January 2, 2019
20.0	(0.4)	N/A	1.79%	January 2, 2019
20.0	(0.3)	N/A	1.79%	January 2, 2019
	$(3.2)	$(0.1)
_________________________

(1)
As of June 30, 2014 and December 31, 2013, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of June 30, 2014 and December 31, 2013, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate products
(Loss) gain recognized in Other Comprehensive Income (Loss) on derivatives	$(0.3)	$9.7	$(2.2)	$7.6	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.2	$3.0	$2.2	$7.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1.2)	$(3.2)	$(1.2)	$(2.7)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2014, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.2 million. If we had breached any of the default provisions in these agreements as of June 30, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.6 million. We had not breached any of these provisions as of June 30, 2014.

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

We currently own interests in 45 retail properties, of which 41 are operating properties and four are development properties. The 41 operating properties include 34 enclosed malls and seven other retail properties, have a total of 30.1 million square feet and operate in 11 states. We and partnerships in which we own an interest own 23.3 million square feet at these properties (excluding space owned by anchors).

There are 34 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 25.5 million square feet, of which we own 20.2 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.1 million square feet are owned by such partnerships.

The development portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (outlet) and one classified as “other.”

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

Net loss for the three months ended June 30, 2014 was $24.1 million, an increase of $15.0 million compared to a net loss of $9.0 million for the three months ended June 30, 2013. This increase was primarily due to $16.1 million of impairment of assets recorded in connection with North Hanover and Nittany Malls and an increase of $3.8 million of employee separation expense, partially offset by $6.1 million of lower interest expense recorded in the three months ended June 30, 2014 as compared to the same period in 2013.

Net loss for the six months ended June 30, 2014 was $32.4 million, a decrease of $49.2 million compared to net income of $16.8 million for the six months ended June 30, 2013. This decrease was primarily due to $33.3 million of gains on sales of discontinued operations recorded in the six months ended June 30, 2013, $17.4 million of impairment of assets in connection with North Hanover Mall, Nittany Mall and South Mall recorded in the six months ended June 30, 2014, an increase of $4.7 million in depreciation and amortization expense, a decrease of $4.0 million of net operating income (“NOI”) from properties sold since January 1, 2013 and an increase of $2.6 million of employee separation expense in the six months ended June 30, 2014 as compared to the same period in 2013. These decreases were partially offset by $13.3 million of lower interest expense recorded in the six months ended June 30, 2014 as compared to the same period in 2013.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of June 30, 2014, held a 97.0% controlling interest in PREIT Associates, and consolidated it for reporting purposes. We hold our investments in seven of the 41 retail properties and two of the four development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50%

interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Recent Developments

In July 2014, we entered into a 50/50 joint venture with The Macerich Company to redevelop the Gallery at Market East in Philadelphia, Pennsylvania. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, a property that is part of the Gallery complex, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused unemployment to remain relatively high and have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our 2013 Revolving Facility, 2014 Term Loans and the Letter of Credit. These steps might include obtaining additional equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties or interests in properties with values in excess of their mortgage loans and application of the excess proceeds to debt reduction, or through other actions.

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $85.4 million as of June 30, 2014.

At our wholly-owned development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of June 30, 2014, we had incurred $54.0 million of costs (net of impairment charges recorded in prior years) related to our activity at our wholly-owned development properties.

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

See “Results of Operations” for a description of impairment losses recorded during the quarter.

New Accounting Developments
In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our financial statements nor have we decided upon the method of adoption.
In April 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. These new accounting requirements are required to be effective for the first quarter of 2015 but may be adopted as early as the first quarter of 2014 only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. Under these new accounting requirements, only disposals representing a strategic shift in operations will be presented as discontinued operations. Previously, under U.S. GAAP, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. These new accounting requirements require expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.
In June 2014, we sold South Mall in Allentown, Pennsylvania. We applied these new accounting requirements by reporting the results of operations of South Mall in the continuing operations section of our unaudited consolidated statements of operations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the properties included in discontinued operations or sold) as of June 30, 2014 and 2013:

	Occupancy (1) as of June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2014	2013	2014	2013	2014	2013
Retail portfolio weighted average:
Total excluding anchors	89.1%	89.3%	94.3%	94.1%	90.0%	90.2%
Total including anchors	92.9%	93.1%	96.0%	95.8%	93.3%	93.4%
Malls weighted average:
Total excluding anchors	89.0%	89.3%	96.0%	95.9%	89.5%	89.8%
Total including anchors	92.9%	93.1%	97.2%	97.2%	93.1%	93.3%
Other retail properties	99.5%	N/A	95.2%	94.9%	95.3%	94.9%
_________________________

(1)	Occupancy for both periods presented includes all tenants irrespective of the term of their agreements.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2014:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases:(3)
1st Quarter	39	81,690	N/A	$48.07	$48.07	N/A	$5.20
2nd Quarter	52	152,596	N/A	41.71	41.71	N/A	7.25
Total/Average	91	234,286	N/A	$43.93	$43.93	N/A	$6.54

Renewal - non-anchor tenants 10,000 square feet and under:(4)
1st Quarter	48	145,510	$36.02	$38.68	$2.66	7.4%	$—
2nd Quarter	105	286,783	33.75	35.27	1.52	4.5%	—
Total/Average	153	432,293	$34.51	$36.42	$1.90	5.5%	$—

Renewal - non-anchor tenants greater than 10,000 square feet:(4)
1st Quarter	6	107,781	$16.22	$17.04	$0.82	5.1%	$—
2nd Quarter	4	124,249	17.51	18.90	1.39	7.9%	—
Total/Average	10	232,030	$16.91	$18.04	$1.13	6.7%	$—

Anchor New:
1st Quarter	1	52,055	N/A	$7.50	$7.50	N/A	$4.00
2nd Quarter	1	98,391	N/A	15.34	15.34	N/A	8.33
Total/Average	2	150,446	N/A	$12.63	$12.63	N/A	$6.83

Anchor Renewal:
1st Quarter	1	101,476	$2.79	$2.80	$0.01	0.4%	$—
2nd Quarter	1	77,688	2.85	2.92	0.07	2.5%	—
Total/Average	2	179,164	$2.82	$2.85	$0.04	1.3%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes expansions and lease extensions.

As of June 30, 2014, for non-anchor leases, the average gross rent per square foot as of the expiration date was $34.91 for the renewing leases in “Holdover” status and $38.06 for leases expiring in 2014.

Overview

Net loss for the three months ended June 30, 2014 was $24.1 million, an increase of $15.0 million compared to a net loss of $9.0 million for the three months ended June 30, 2013. This increase was primarily due to $16.1 million of impairment of assets recorded in connection with North Hanover and Nittany Malls and an increase of $3.8 million of employee separation expense, partially offset by $6.1 million of lower interest expense recorded in the three months ended June 30, 2014 as compared to the same period in 2013.

Net loss for the six months ended June 30, 2014 was $32.4 million, a decrease of $49.2 million compared to net income of $16.8 million for the six months ended June 30, 2013. This decrease was primarily due to $33.3 million of gains on sales of discontinued operations recorded in the six months ended June 30, 2013, $17.4 million of impairment of assets in connection with North Hanover Mall, Nittany Mall and South Mall recorded in the six months ended June 30, 2014, an increase of $4.7 million in depreciation and amortization expense, a decrease of $4.0 million of NOI from properties sold since January 1, 2013 and an increase of $2.6 million of employee separation expense in the six months ended June 30, 2014 as compared to the same period in 2013. These decreases were partially offset by $13.3 million of lower interest expense recorded in the six months ended June 30, 2014 as compared to the same period in 2013.

The following table sets forth our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		% Change 2013 to 2014	Six Months Ended June 30,		% Change 2013 to 2014
(in thousands of dollars)	2014	2013		2014	2013
Real estate revenue	$106,145	$103,548	3%	214,754	206,726	4%
Other income	680	1,395	(51)%	1,458	2,283	(36)%
Operating expenses	(44,364)	(43,619)	2%	(96,081)	(87,314)	10%
Depreciation and amortization	(37,135)	(35,088)	6%	(73,370)	(68,705)	7%
General and administrative expenses	(8,774)	(9,606)	(9)%	(17,851)	(18,462)	(3)%
Impairment of assets	(16,098)	—	N/A	(17,398)	—	N/A
Provision for employee separation expense	(4,877)	(1,035)	371%	(4,877)	(2,314)	111%
Acquisition costs and other expenses	(960)	(198)	385%	(2,606)	(400)	552%
Interest expense, net	(21,550)	(27,689)	(22)%	(41,720)	(55,027)	(24)%
Equity in income of partnerships	2,784	2,283	22%	5,186	4,736	10%
Gain on sale of real estate	99	—	N/A	99	—	N/A
Net loss from continuing operations	(24,050)	(10,009)	140%	(32,406)	(18,477)	75%
Operating results from discontinued operations	—	1,000	(100)%	—	2,021	(100)%
Gains on sales of discontinued operations	—	—	N/A	—	33,254	(100)%
Net (loss) income	$(24,050)	$(9,009)	167%	(32,406)	16,798	(293)%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $2.6 million, or 3%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to:

•
an increase of $2.4 million in base rent, including $0.5 million related to properties acquired since March 2013. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall and Cherry Hill Mall; and

•	an increase of $0.4 million in other real estate revenue; partially offset by

•
a decrease of $0.3 million in percentage rent, due to a combination of lower tenant sales and lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent.

Real estate revenue increased by $8.0 million, or 4%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to:

•
an increase of $5.3 million in base rent, including $2.2 million related to properties acquired since December 2012. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall and Cherry Hill Mall; and

•	an increase of $3.4 million in expense reimbursements, following increases in snow removal expense, real estate taxes and utility expenses (see “—Operating Expenses”); partially offset by

•
a decrease of $0.7 million in percentage rent, due to a combination of lower tenant sales and lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent. Tenant sales during the three months ending March 31, 2014 were negatively affected by severe winter weather that particularly affected our properties located in the Mid-Atlantic states.

Operating Expenses

Operating expenses increased by $0.7 million, or 2%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to:

•
an increase of $0.8 million in non-common area utility expense primarily as a result of an increase in electric rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland; and

•
an increase of $0.7 million in real estate tax expense, including a $0.5 million increase at three of our properties located in New Jersey due to a combination of increases in the real estate tax assessment values and real estate tax rates, partially offset by;

•
a decrease of $0.6 million in bad debt expense primarily as a result of a decrease in our estimated reserve related to straight line rent receivables, due to improved historical results in recent periods.

Operating expenses increased by $8.8 million, or 10%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to:

•
an increase of $3.9 million in non-common area utility expense as a result of a significant increase in electric rates at many of our properties. The extreme cold weather this winter, and resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland;

•
an increase of $3.3 million in common area maintenance expenses, including increases of $1.9 million in snow removal expense and $1.1 million in common area utility expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during the three months ended March 31, 2014. In addition, common area utility expense increased as a result of higher electric expense rates as described in more detail above; and

•
an increase of $1.8 million in real estate tax expense, including a $1.0 million increase at three of our properties located in New Jersey due to a combination of increases in real estate tax assessment values and real estate tax rates.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue) minus operating expenses (determined in accordance with GAAP), plus our share of revenue and operating expense of our partnership investments, and includes real estate revenue and operating expense from properties included in discontinued operations, if any. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes interest and other income, general and administrative expense, provision for employee separation expense, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, impairment losses, acquisition costs and other expense.

The following table presents NOI for the three and six months ended June 30, 2014 and 2013. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands of dollars)	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Real estate revenue	$112,706	$109,845	3%	$3,526	$6,133	(43)%	$116,232	$115,978	—%
Operating expenses	(45,533)	(44,681)	2%	(1,692)	(2,560)	(34)%	(47,225)	(47,241)	—%
Net Operating Income	$67,173	$65,164	3%	$1,834	$3,573	(49)%	$69,007	$68,737	—%

Total NOI increased by $0.3 million, or 0%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a $2.0 million increase in NOI from Same Store properties, partially offset by a decrease of $1.7 million in NOI from Non Same Store properties. The decrease in NOI from Non Same Store properties was primarily due to NOI from properties sold. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively.

	Same Store			Non Same Store			Total
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands of dollars)	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Real estate revenue	$228,091	$220,955	3%	$7,259	$12,363	(41)%	$235,350	$233,318	1%
Operating expenses	(99,030)	(90,120)	10%	(3,447)	(5,873)	(41)%	(102,477)	(95,993)	7%
Net Operating Income	$129,061	$130,835	(1)%	$3,812	$6,490	(41)%	$132,873	$137,325	(3)%

Total NOI decreased by $4.5 million, or 3%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a $1.8 million decrease in NOI from Same Store properties and a decrease of $2.7 million in NOI from Non Same Store properties. The Same Store decrease resulted from an increase in operating expenses, most notably common area maintenance expenses and utility expenses, resulting from the severe and prolonged winter weather. The Non Same Store decrease was primarily due to a $4.0 million decrease in NOI from properties sold, partially offset by a $1.7 million increase in NOI from properties acquired since January 2013. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.3 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.0 million, or 6%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to:

•	an increase of $1.8 million primarily as a result of a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $0.5 million associated with properties acquired since March 2013; partially offset by

•	a decrease of $0.2 million associated with the sale of South Mall in June 2014.

Depreciation and amortization expense increased by $4.7 million, or 7%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to:

•	an increase of $3.0 million as a result of a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $1.9 million associated with properties acquired since December 2012; partially offset by

•	a decrease of $0.2 million associated with the sale of South Mall in June 2014.

Provision for Employee Separation Expense

We recorded a provision for employee separation expense of $4.1 million during the three and six months ended June 30, 2014 related to the departure of George Rubin, our former vice chairman. We also recorded $0.8 million related to the separation of other employees during the three and six months ended June 30, 2014.

We recorded a provision for employee separation expense of $1.0 million and $2.3 million during the three and six months ended June 30, 2013, respectively, primarily related to an amended employment agreement for Ronald Rubin, our executive chairman.

Impairment of Assets

In June 2014, we recorded losses on impairment of assets at Nittany Mall in State College, Pennsylvania of $13.9 million and at North Hanover Mall in Hanover, Pennsylvania of $2.2 million. During the second quarter of 2014, we entered into negotiations with a prospective buyer of the properties which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for each of the properties was less than had been previously estimated, which we concluded to be a triggering event for each property, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of these two properties, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany and North Hanover Malls were less than the carrying value of the properties, and recorded the impairment losses.

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million.We sold the property in June 2014.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $0.8 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to $0.6 million of acquisition costs incurred during the three months ended June 30, 2014 related to our entering into an agreement to acquire Springfield Town Center.

Acquisition costs and other expenses increased by $2.2 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to $1.9 million of acquisition costs incurred during the six months ended June 30, 2014 related to our entering into an agreement to acquire Springfield Town Center.

Interest Expense

Interest expense decreased by $6.1 million, or 22%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily due to lower weighted average interest rates and a decrease in our weighted average debt balance, which together contributed $4.2 million to the decrease. Our weighted average effective borrowing rate was 4.99% for the three months ended June 30, 2014 compared to 5.63% for the three months ended June 30, 2013. Our weighted average debt balance was $1,643.0 million for the three months ended June 30, 2014 compared to $1,756.8 million for the three months ended June 30, 2013. We also recorded hedge ineffectiveness of $1.2 million in the three months ended June 30, 2014 due to accelerated amortization resulting from the July 2014 repayment of the mortgage loan secured by Logan Valley Mall, compared to a $3.2 million loss on hedge ineffectiveness recorded in the three months ended June 30, 2013.

Interest expense decreased by $13.3 million, or 24%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This decrease was primarily due to lower weighted average interest rates and a decrease in our weighted average debt balance, partially due to our 2013 common equity offering. Our weighted average effective borrowing rate was 4.96% for the six months ended June 30, 2014 compared to 5.84% for the six months ended June 30, 2013. Our weighted average debt balance was $1,643.7 million for the six months ended June 30, 2014 compared to $1,802.7 million for the six months ended June 30, 2013. There was also a $2.7 million net loss on hedge ineffectiveness recorded in the six months ended June 30, 2013.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Chambersburg Mall, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows. There were no operating results for these properties from, and there were no properties classified in, discontinued operations for the three and six months ended June 30, 2014.

(in thousands of dollars)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Operating results of:
Orlando Fashion Square	$—	$150
Paxton Towne Centre	—	(121)
Phillipsburg Mall	—	(51)
Chambersburg Mall	150	366
Christiana Center	669	1,321
Commons at Magnolia	181	356
Operating results from discontinued operations	1,000	2,021
Gains on sales of discontinued operations	—	33,254
Income from discontinued operations	$1,000	$35,275

Gains on Sales of Discontinued Operations

There were no gains on sales of discontinued operations in the three and six months ended June 30, 2014.

Gains on sales of discontinued operations were $33.3 million in the six months ended June 30, 2013 due to a $32.7 million gain on sale of Paxton Towne Centre in January 2013 and a $0.6 million gain on the sale of Orlando Fashion Square in February 2013.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2014 and 2013 to show the effect of acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

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

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended June 30, 2014 and 2013:

(in thousands of dollars, except per share amounts)	Three Months Ended June 30, 2014	% Change 2013 to 2014	Three Months Ended June 30, 2013
Funds from operations	$26,477	10%	$23,967
Acquisition costs	554		—
Provision for employee separation expense	4,877		1,035
Loss on hedge ineffectiveness	1,238		3,146
Accelerated amortization of deferred financing costs	—		112
Funds from operations, as adjusted	$33,146	17%	$28,260
Funds from operations per diluted share and OP Unit	$0.37	3%	$0.36
Funds from operations per diluted share and OP Unit, as adjusted	$0.47	12%	$0.42

Weighted average number of shares outstanding	68,236		63,540
Weighted average effect of full conversion of OP Units	2,129		2,228
Effect of common share equivalents	309		727
Total weighted average shares outstanding, including OP Units	70,674		66,495

FFO was $26.5 million for the three months ended June 30, 2014, an increase of $2.5 million, or 10%, compared to $24.0 million for the three months ended June 30, 2013. This increase was primarily due to:

•	a $4.8 million decrease in interest expense (including our proportionate share of interest expense of our partnership properties) due to lower overall debt balances and lower average interest rates;

•	a decrease of $1.9 million from hedge ineffectiveness; and

•	a $2.0 million increase in NOI from Same Store properties; partially offset by

•	an increase of $3.8 million in provision for employee separation expense;

•	a $2.0 million decrease in NOI from properties sold; and

•	an increase of $0.6 million in acquisition costs related to the pending acquisition of Springfield Town Center.

FFO per diluted share increased by $0.01 per share to $0.37 per share for the three months ended June 30, 2014, compared to $0.36 per share for the three months ended June 30, 2013.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the six months ended June 30, 2014 and 2013:

(in thousands of dollars, except per share amounts)	Six Months Ended June 30, 2014	% Change 2013 to 2014	Six Months Ended June 30, 2013
Funds from operations	$53,092	10%	$48,143
Acquisition costs	1,941		—
Provision for employee separation expense	4,877		2,314
Loss on hedge ineffectiveness	1,238		2,682
Accelerated amortization of deferred financing costs	—		1,026
Funds from operations, as adjusted	$61,148	13%	$54,165
Funds from operations per diluted share and OP Unit	$0.75	(3)%	$0.77
Funds from operations per diluted share and OP Unit, as adjusted	$0.87	1%	$0.86

Weighted average number of shares outstanding	68,091		59,661
Weighted average effect of full conversion of OP Units	2,129		2,256
Effect of common share equivalents	326		780
Total weighted average shares outstanding, including OP Units	70,546		62,697

FFO was $53.1 million for the six months ended June 30, 2014, an increase of $4.9 million, or 10.3%, compared to $48.1 million for the six months ended June 30, 2013. This increase was primarily due to:

•
a $12.1 million decrease in interest expense (including our proportionate share of interest expense of our partnership properties) due to lower overall debt balances and lower average interest rates; and

•	and a decrease of $1.4 million from hedge ineffectiveness recorded; partially offset by

•	a $4.0 million decrease in NOI from from properties sold;

•	a $2.6 million increase in provision for employee separation expense;

•	a $1.8 million decrease in NOI from Same Store properties; and

•	an increase of $1.9 million in acquisition costs related to the pending acquisition of Springfield Town Center.

FFO per diluted share decreased by $0.02 per share to $0.75 per share for the six months ended June 30, 2014, compared to $0.77 per share for the six months ended June 30, 2013 due to the weighted average effect of 11,500,000 common shares issued in May 2013, partially offset by the $4.9 million million increase in FFO.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	Three Months Ended June 30, 2014
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$106,145	$10,087	$116,232
Operating expenses	(44,364)	(2,861)	(47,225)
Net operating income (NOI)	61,781	7,226	69,007
General and administrative expenses	(8,774)	—	(8,774)
Provision for employee separation expense	(4,877)	—	(4,877)
Other income	680	—	680
Acquisition costs and other expenses	(960)	—	(960)
Interest expense, net	(21,550)	(2,718)	(24,268)
Depreciation of non real estate assets	(369)	—	(369)
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	21,969	4,508	26,477
Depreciation of real estate assets	(36,766)	(1,724)	(38,490)
Equity in income of partnerships	2,784	(2,784)	—
Gain on sale of real estate assets	99	—	99
Impairment of assets	(16,098)	—	(16,098)
Preferred share dividends	3,962	—	3,962
Net loss	$(24,050)	$—	$(24,050)

	Three Months Ended June 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$103,548	$9,685	$2,745	$115,978
Operating expenses	(43,619)	(2,827)	(795)	(47,241)
Net operating income (NOI)	59,929	6,858	1,950	68,737
General and administrative expenses	(9,606)	—	—	(9,606)
Provision for employee separation expense	(1,035)	—	—	(1,035)
Other income	1,395	—	—	1,395
Acquisition costs and other expenses	(198)	—	—	(198)
Interest expense, net	(27,689)	(2,765)	(587)	(31,041)
Depreciation of non real estate assets	(323)	—	—	(323)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	18,511	4,093	1,363	23,967
Depreciation of real estate assets	(34,765)	(1,810)	(363)	(36,938)
Equity in income of partnerships	2,283	(2,283)	—	—
Operating results from discontinued operations	1,000	—	(1,000)	—
Preferred share dividends	3,962	—	—	3,962
Net loss	$(9,009)	$—	$—	$(9,009)

	Six Months Ended June 30, 2014
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$214,754	$20,596	$235,350
Operating expenses	(96,081)	(6,396)	(102,477)
Net operating income (NOI)	118,673	14,200	132,873
General and administrative expenses	(17,851)	—	(17,851)
Provision for employee separation expense	(4,877)	—	(4,877)
Other income	1,458	—	1,458
Acquisition costs and other expenses	(2,606)	—	(2,606)
Interest expense, net	(41,720)	(5,448)	(47,168)
Depreciation of non real estate assets	(813)	—	(813)
Preferred share dividends	(7,924)	—	(7,924)
Funds from operations (FFO)	44,340	8,752	53,092
Depreciation of real estate assets	(72,557)	(3,566)	(76,123)
Equity in income of partnerships	5,186	(5,186)	—
Gain on sale of real estate assets	99	—	99
Impairment of assets	(17,398)	—	(17,398)
Preferred share dividends	7,924	—	7,924
Net loss	$(32,406)	$—	$(32,406)

	Six Months Ended June 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$206,726	$19,704	$6,888	$233,318
Operating expenses	(87,314)	(5,798)	(2,881)	(95,993)
Net operating income (NOI)	119,412	13,906	4,007	137,325
General and administrative expenses	(18,462)	—	—	(18,462)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	2,283	—	—	2,283
Acquisition costs and other expenses	(400)	—	—	(400)
Interest expense, net	(55,027)	(5,531)	(1,259)	(61,817)
Depreciation of non real estate assets	(548)	—	—	(548)
Preferred share dividends	(7,924)	—	—	(7,924)
Funds from operations (FFO)	37,020	8,375	2,748	48,143
Depreciation of real estate assets	(68,157)	(3,639)	(727)	(72,523)
Equity in income of partnerships	4,736	(4,736)	—	—
Operating results from discontinued operations	2,021	—	(2,021)	—
Gain on sale of discontinued operations	33,254	—	—	33,254
Preferred share dividends	7,924	—	—	7,924
Net income	$16,798	$—	$—	$16,798

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility, our 2014 Term Loans (collectively, the “Credit Agreements”) and the Letter of Credit in connection with the Springfield Town Center acquisition. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first six months of 2014 were $36.2 million, based on distributions of $1.3012 per Series A Preferred Share, $0.9218 per Series B Preferred Share and $0.40 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

As of June 30, 2014, there were no amounts outstanding under our 2013 Revolving Facility, and $7.1 million was pledged as collateral for letters of credit. The unused portion of the 2013 Revolving Facility that was available to us was $392.9 million.

Interest expense related to the 2013 Revolving Facility was $0.3 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $0.8 million for each of the six months ended June 30, 2014 and 2013. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for each of the three months ended June 30, 2014 and 2013, and $0.7 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at June 30, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of June 30, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Initial borrowing	$100.0	$30.0
Initial interest rate	1.60%	2.10%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $1.2 million and $2.2 million for the three and six months ended June 30, 2014, respectively. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million for each of the three and six months ended June 30, 2014.
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

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center, in March 2014, we obtained a $46.5 million letter of credit (the "Letter of Credit") from Wells Fargo Bank, National Association. Amounts secured under the Letter of Credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year.  The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans.  At the closing of the Springfield Town Center acquisition, it is expected that the Letter of Credit will be terminated.

The Gallery Joint Venture

In July 2014, we entered into a 50/50 joint venture with The Macerich Company ("Macerich") to redevelop the Gallery at Market East in Philadelphia, Pennsylvania. Macerich acquired its interest in the venture and related real estate from us for $106.8 million in cash. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, a property that is part of the Gallery complex, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

Interest Rate Derivative Agreements

As of June 30, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $328.1 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2014, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of June 30, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.2 million. If we had breached any of the default provisions in these agreements as of June 30, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.6 million. We had not breached any of the provisions as of June 30, 2014.

Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, a property that is part of the Gallery at Market East in Philadelphia, Pennsylvania, using proceeds from the transaction relating to the Gallery at Market East with The Macerich Company.

In July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to the Gallery at Market East with The Macerich Company.

Mortgage Loans

Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at June 30, 2014. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.67% at June 30, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.65% at June 30, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2014:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Principal payments	$117,080	$9,608	$35,519	$24,476	$47,477
Balloon payments (1)	1,377,721	51,000	514,544	291,532	520,645
Total	$1,494,801	$60,608	$550,063	$316,008	$568,122
 _________________________

(1)
In July 2014, we repaid a $51.0 million mortgage loan plus accrued interest on Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2014 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Mortgage loans (1)	$1,494,801	$60,608	$550,063	$316,008	$568,122
Term Loans	130,000	—	—	—	130,000
Letter of Credit	46,500	—	46,500	—	—
Interest on indebtedness (2)	313,458	37,747	116,685	70,029	88,997
Operating leases	8,758	1,046	3,639	2,921	1,152
Ground leases	41,545	279	1,110	1,070	39,086
Springfield Town Center Contribution Agreement(3)	465,000	465,000	—	—	—
Development and redevelopment commitments (4)	21,738	21,738	—	—	—
Total	$2,521,800	$586,418	$717,997	$390,028	$827,357
_________________________

(1)
In July 2014, we repaid a $51.0 million mortgage loan plus accrued interest on Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital.

(2)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.

(3)
We expect to use Operating Partnership units with a value of $125.0 million towards the $465.0 million purchase price of Springfield Town Center. The Springfield Town Center closing is expected to occur between October 2014 and March 2015.

(4)
The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2014, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Preferred Share Dividends

Annual dividends on our 4,600,000 8.25% Series A Preferred Shares ($25.00 liquidation preference) and our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference) are expected to be $9.5 million and $6.4 million, respectively.

CASH FLOWS

Net cash provided by operating activities totaled $83.8 million for the six months ended June 30, 2014 compared to $57.8 million for the six months ended June 30, 2013. This increase in cash from operating activities is primarily due to the reduction of cash paid for interest in the first six months of 2014 and other working capital changes.

Cash flows used in investing activities were $39.3 million for the six months ended June 30, 2014 compared to cash flows provided by investing activities of $38.1 million for the six months ended June 30, 2013. Cash flows used in investing activities for the six months ended June 30, 2014 included $20.0 million used in acquiring two street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $17.5 million and real estate improvements of $19.5 million, primarily related to ongoing improvements at our properties, partially offset by proceeds of $23.6 million from the sale of South Mall in June 2014. Investing activities for the first six months of 2013 reflected $126.9 million in proceeds from the sales of real estate, including Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square. Cash flows provided by investing activities during the six months ended June 30, 2013 were partially offset by $60.9 million used in the acquisition of 907 Market Street in Philadelphia, investment in construction in progress of $13.8 million and real estate improvements of $11.2 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $47.9 million for the six months ended June 30, 2014 compared to cash flows used in financing activities of $112.3 million for the six months ended June 30, 2013. Cash flows used in financing activities for the first six months of 2014 included $130.0 million in net repayments of the 2013 Revolving Facility, dividends and distributions of $36.2 million, and principal installments on mortgage loans of $7.8 million, partially offset by $130.0 million in borrowings from the 2014 Term Loans. Cash flows used in financing activities for the six months ended June 30, 2013 included a $182.0 million repayment of the 2010 Term Loan and $217.5 million in repayments of mortgage loans. Cash flows from financing activities during the six months ended June 30, 2013 included $220.3 million in net proceeds from the issuance of common shares, $35.0 million in net borrowings from the 2010 Revolving Facility, $76.7 million in net proceeds from new mortgage loans, as well as dividends and distributions of $31.1 million, and principal installments on mortgage loans of $8.4 million.

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non anchor store and other tenants. We also compete to acquire land for new site development, or to add to our existing properties. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	our short and long-term liquidity position;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2014, our consolidated debt portfolio consisted primarily of $1,494.8 million of fixed and variable rate mortgage loans, $100.0 million borrowed under our 5 Year Term Loan which bore interest at a rate of 1.60%, and $30.0 million borrowed under our 7 Year Term Loan which bore interest at a rate of 2.10%.

Our mortgage loans, which are secured by 18 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at June 30, 2014. Six of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.67% at June 30, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.65% at June 30, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2014	$8,808	5.22%	$51,800	(2)	2.26%
2015	291,342	5.75%	1,655		2.62%
2016	231,340	5.38%	25,726		2.29%
2017	161,400	5.36%	1,001		2.90%
2018 and thereafter	551,980	4.37%	299,749	(3)	2.16%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2014.

(2)
In July 2014, we repaid a $51.0 million mortgage loan plus accrued interest on Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital.

(3)	Includes 2014 Term Loan borrowings of $130.0 million with a weighted average interest rate of 1.72% as of June 30, 2014.

As of June 30, 2014, we had $379.9 million of variable rate debt. Also, as of June 30, 2014, we had entered into 12 interest rate swap agreements with an aggregate weighted average interest rate of 1.67% on a notional amount of $328.1 million maturing on various dates through January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2014 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $58.6 million at June 30, 2014. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $60.8 million at June 30, 2014. Based on the variable rate debt included in our debt portfolio at June 30, 2014, a 100 basis point increase in interest rates would have resulted in an additional $0.5 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.5 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2014 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2014	—	$—	—	$—
May 1—May 31, 2014	9,643	18.11	—	—
June 1—June 30, 2014	16,194	17.91	—	—
Total	25,837	$17.98	—	$—

ITEM 6.  EXHIBITS.

2.1
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed herewith and as Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2014.

10.1	Separation of Employment Agreement and General Release between Pennsylvania Real Estate Investment Trust, PREIT Services, L.P. and George Rubin dated as of June 13, 2014.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 1, 2014
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

2.1*
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed herewith and as Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2014.

10.1*	Separation of Employment Agreement and General Release between Pennsylvania Real Estate Investment Trust, PREIT Services, L.P. and George Rubin dated as of June 13, 2014.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith