Form 10-Q
period 2014-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2014-10-31
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 27, 2014: 68,793,240

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,173,334	$3,450,317
Construction in progress	73,410	68,835
Land held for development	8,721	8,716
Total investments in real estate	3,255,465	3,527,868
Accumulated depreciation	(1,028,846)	(1,012,746)
Net investments in real estate	2,226,619	2,515,122
INVESTMENTS IN PARTNERSHIPS, at equity:	129,202	15,963
OTHER ASSETS:
Cash and cash equivalents	51,413	34,230
Tenant and other receivables (net of allowance for doubtful accounts of $13,049 and $13,123 at September 30, 2014 and December 31, 2013, respectively)	35,416	46,439
Intangible assets (net of accumulated amortization of $12,042 and $14,506 at September 30, 2014 and December 31, 2013, respectively)	6,622	9,075
Deferred costs and other assets	89,907	97,752
Total assets	$2,539,179	$2,718,581
LIABILITIES:
Mortgage loans payable	$1,414,054	$1,502,650
Term loans	130,000	—
Revolving Facility	—	130,000
Tenants’ deposits and deferred rent	16,062	17,896
Distributions in excess of partnership investments	64,360	64,491
Fair value of derivative liabilities	1,738	844
Accrued expenses and other liabilities	70,209	76,248
Total liabilities	1,696,423	1,792,129
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of September 30, 2014 and December 31, 2013; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of September 30, 2014 and December 31, 2013; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,787 shares at September 30, 2014 and 68,293 shares at December 31, 2013	68,787	68,293
Capital contributed in excess of par	1,472,366	1,467,460
Accumulated other comprehensive loss	(5,428)	(6,637)
Distributions in excess of net income	(722,338)	(636,939)
Total equity—Pennsylvania Real Estate Investment Trust	813,468	892,258
Noncontrolling interest	29,288	34,194
Total equity	842,756	926,452
Total liabilities and equity	$2,539,179	$2,718,581

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
REVENUE:
Real estate revenue:
Base rent	$66,908	$69,851	$209,896	$207,560
Expense reimbursements	31,057	33,275	96,287	95,067
Percentage rent	542	593	1,455	2,159
Lease termination revenue	644	336	898	567
Other real estate revenue	2,638	3,011	8,005	8,438
Total real estate revenue	101,789	107,066	316,541	313,791
Other income	3,348	3,208	4,807	5,491
Total revenue	105,137	110,274	321,348	319,282
EXPENSES:
Operating expenses:
CAM and real estate taxes	(33,092)	(36,416)	(107,723)	(105,957)
Utilities	(5,520)	(6,859)	(19,571)	(16,986)
Other operating expenses	(4,315)	(4,609)	(11,713)	(12,255)
Total operating expenses	(42,927)	(47,884)	(139,007)	(135,198)
Depreciation and amortization	(34,240)	(35,770)	(107,610)	(104,474)
Other expenses:
General and administrative expenses	(8,373)	(8,116)	(26,224)	(26,578)
Impairment of assets	(2,297)	(6,304)	(19,695)	(6,304)
Provision for employee separation expense	(85)	—	(4,961)	(2,314)
Acquisition costs and other expenses	(723)	(462)	(3,329)	(862)
Total other expenses	(11,478)	(14,882)	(54,209)	(36,058)
Interest expense, net	(20,071)	(23,477)	(61,792)	(78,503)
Total expenses	(108,716)	(122,013)	(362,618)	(354,233)
Loss before equity in income of partnerships, net loss on sales of interests in real estate, discontinued operations and gains on sales of discontinued operations	(3,579)	(11,739)	(41,270)	(34,951)
Equity in income of partnerships	3,206	2,345	8,392	7,081
Net loss on sales of interests in real estate	(513)	—	(414)	—
Loss from continuing operations	(886)	(9,394)	(33,292)	(27,870)
Discontinued operations:
Operating results from discontinued operations	—	543	—	2,563
Impairment of assets of discontinued operations	—	(23,662)	—	(23,662)
Gains on sales of discontinued operations	—	45,097	—	78,351
Income from discontinued operations	—	21,978	—	57,252
Net (loss) income	(886)	12,584	(33,292)	29,382
Less: net loss (income) attributable to noncontrolling interest	27	(382)	1,004	(1,073)
Net (loss) income attributable to PREIT	(859)	12,202	(32,288)	28,309
Less: preferred share dividends	(3,962)	(3,962)	(11,886)	(11,886)
Net (loss) income attributable to PREIT common shareholders	$(4,821)	$8,240	$(44,174)	$16,423

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss from continuing operations	$(886)	$(9,394)	$(33,292)	$(27,870)
Noncontrolling interest	27	277	1,004	954
Dividends on preferred shares	(3,962)	(3,962)	(11,886)	(11,886)
Dividends on unvested restricted shares	(87)	(108)	(293)	(319)
Loss from continuing operations used to calculate loss per share—basic and diluted	$(4,908)	$(13,187)	$(44,467)	$(39,121)
Income from discontinued operations	$—	$21,978	$—	$57,252
Noncontrolling interest	—	(659)	—	(2,027)
Income from discontinued operations used to calculate earnings per share—basic and diluted	$—	$21,319	$—	$55,225
Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.07)	$(0.20)	$(0.65)	$(0.63)
Income from discontinued operations	—	0.32	—	0.89
	$(0.07)	$0.12	$(0.65)	$0.26
(in thousands of shares)
Weighted average shares outstanding—basic	68,331	67,579	68,172	62,330
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	68,331	67,579	68,172	62,330
_________________________

(1)
The Company had net losses from continuing operations used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 672 and 825 for the three months ended September 30, 2014 and 2013, respectively, and 596 and 851 for the nine months ended September 30, 2014 and 2013, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Comprehensive (loss) income:
Net (loss) income	$(886)	$12,584	$(33,292)	$29,382
Unrealized gain (loss) on derivatives	2,127	651	(975)	8,747
Amortization of losses of settled swaps, net of gains	383	984	2,221	4,766
Total comprehensive income (loss)	1,624	14,219	(32,046)	42,895
Less: comprehensive (income) loss attributable to noncontrolling interest	(85)	(402)	967	(1,523)
Comprehensive income (loss) attributable to PREIT	$1,539	$13,817	$(31,079)	$41,372

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended
September 30, 2014
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2013	$926,452	$46	$35	$68,293	$1,467,460	$(6,637)	$(636,939)	$34,194
Net loss	(33,292)	—	—	—	—	—	(32,288)	(1,004)
Other comprehensive income	1,246	—	—	—	—	1,209	—	37
Shares issued under employee compensation plans, net of shares retired	(1,571)	—	—	494	(2,065)	—	—	—
Amortization of deferred compensation	6,971	—	—	—	6,971	—	—	—
Distributions paid to common shareholders ($0.60 per share)	(41,225)	—	—	—	—	—	(41,225)	—
Distributions paid to Series A preferred shareholders ($1.5498 per share)	(7,116)	—	—	—	—	—	(7,116)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,770)	—	—	—	—	—	(4,770)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.60 per unit)	(1,278)	—	—	—	—	—	—	(1,278)
Amortization of historic tax credit	(581)	—	—	—	—	—	—	(581)
Other distributions to noncontrolling interests, net	(2,080)	—	—	—	—	—	—	(2,080)
Balance September 30, 2014	$842,756	$46	$35	$68,787	$1,472,366	$(5,428)	$(722,338)	$29,288

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(33,292)	$29,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	100,584	99,163
Amortization	7,083	9,932
Straight-line rent adjustments	(1,164)	(1,032)
Provision for doubtful accounts	1,779	1,872
Amortization of deferred compensation	6,971	6,246
Loss on hedge ineffectiveness	1,354	3,409
Net losses (gains) on sales of interests in real estate	414	(78,351)
Equity in income of partnerships, net of distributions	(1,976)	(2,496)
Amortization of historic tax credits	(2,508)	(2,494)
Impairment of assets and expensed project costs	20,125	30,416
Change in assets and liabilities:
Net change in other assets	4,014	(5,051)
Net change in other liabilities	(4,872)	(6,470)
Net cash provided by operating activities	98,512	84,526
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(20,000)	(60,879)
Additions to construction in progress	(30,745)	(24,524)
Investments in real estate improvements	(40,649)	(25,191)
Cash proceeds from sales of real estate	165,632	173,280
Additions to leasehold improvements	(953)	(212)
Investments in partnerships	(5,158)	(207)
Capitalized leasing costs	(4,223)	(3,902)
(Increase) decrease in cash escrows	(318)	1,600
Cash distributions from partnerships in excess of equity in income	1,537	1,257
Net cash provided by investing activities	65,123	61,222
Cash flows from financing activities:
Net proceeds from issuance of common shares	—	220,300
Borrowings from (repayments of) term loans	130,000	(182,000)
Net (repayments of) borrowings from revolving facility	(130,000)	90,000
Proceeds from mortgage loans	—	76,692
Principal installments on mortgage loans	(11,812)	(12,698)
Repayments of mortgage loans	(76,784)	(294,514)
Payment of deferred financing costs	(1,896)	(3,764)
Dividends paid to common shareholders	(41,225)	(34,674)
Dividends paid to preferred shareholders	(11,886)	(11,886)
Distributions paid to Operating Partnership unit holders	(1,278)	(1,198)
Value of shares of beneficial interest issued	3,062	1,315
Value of shares retired under equity incentive plans, net of shares issued	(4,633)	(2,418)
Net cash used in financing activities	(146,452)	(154,845)
Net change in cash and cash equivalents	17,183	(9,097)
Cash and cash equivalents, beginning of period	34,230	33,990
Cash and cash equivalents, end of period	$51,413	$24,893

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2014, our portfolio consisted of a total of 43 properties in 12 states, including 32 shopping malls, seven other retail properties and four development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses), one of the properties classified as “other retail” (outlet) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2014, we held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2014, the total amount that would have been distributed would have been $42.5 million, which is calculated using our September 30, 2014 closing price on the New York Stock Exchange of $19.94 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,129,202 as of September 30, 2014.

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
In 2014, we sold South Mall in Allentown, Pennsylvania, Nittany Mall in State College, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania. We applied these new accounting requirements by reporting the results of operations of these sold properties in the continuing operations section of our unaudited consolidated statements of operations.

Correction of Prior Period Presentation

Certain prior period amounts have been reclassified to conform with the current year presentation.

Our previously reported results of operations for the three and nine months ended September 30, 2013 have been corrected to eliminate certain immaterial intercompany revenues and expenses. These immaterial corrections had no effect on net income (loss), basic or diluted earnings (loss) per share amounts, comprehensive income (loss), shareholders' equity or cash flows. The immaterial corrections reduced both other real estate revenue and other operating expenses by approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2014 and December 31, 2013 were comprised of the following:

(in thousands of dollars)	As of September 30, 2014	As of December 31, 2013
Buildings, improvements and construction in progress	$2,808,363	$3,049,758
Land, including land held for development	447,102	478,110
Total investments in real estate	3,255,465	3,527,868
Accumulated depreciation	(1,028,846)	(1,012,746)
Net investments in real estate	$2,226,619	$2,515,122

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Development/Redevelopment Activities:
Salaries and benefits	$201	$272	$1,026	$585
Real estate taxes	4	4	4	4
Interest	201	331	494	620
Leasing Activities:
Salaries, commissions and benefits	1,394	1,180	4,223	3,902

Dispositions

In September 2014, we sold North Hanover Mall in Hanover, Pennsylvania and Nittany Mall in State College, Pennsylvania in a single transaction for a combined sales price of $32.3 million, representing capitalization rates of 11.0% and 16.2% for North Hanover Mall and Nittany Mall, respectively.

On July 29, 2014, we entered into a 50/50 joint venture with The Macerich Company ("Macerich") to redevelop The Gallery at Market East in Philadelphia, Pennsylvania. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash, representing a capitalization rate of 5.1%. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests was $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes. We recorded a loss of $0.6 million from the sale of these interests. We retained a 50% interest in The Gallery at Market East. We account for the retained 50% investment in The Gallery using the equity method of accounting.

In June 2014, we sold South Mall in Allentown, Pennsylvania for $23.6 million, representing a capitalization rate of 10.1%. We recorded a gain of $0.2 million from the sale of this property.

Impairment of Assets

Nittany Mall

In 2014, we recorded an aggregate loss on impairment of assets at Nittany Mall in State College, Pennsylvania of $15.5 million. During the three months ended June 30, 2014, we recorded a loss on impairment of assets of $13.9 million when we entered into negotiations with the buyer of the property. During the third quarter of 2014, we recorded an additional $1.6 million loss on impairment of assets following further negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded both the initial loss on impairment of assets and the subsequent additional loss on impairment of assets.

North Hanover Mall

In 2014, we recorded an aggregate loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania of $2.9 million. During the three months ended June 30, 2014, we recorded a loss on impairment of assets of $2.2 million when we entered into negotiations with the buyer of the property. During the third quarter of 2014, we recorded an additional $0.7 million loss on impairment of assets following further negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover were less than the carrying value of the property, and recorded both the initial loss on impairment of assets and the subsequent additional loss on impairment of assets. We previously recognized losses on impairment of assets on North Hanover of $6.3 million in 2013 and $24.1 million in 2011.

South Mall

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. We sold the property in June 2014. During the three months ended March 31, 2014, we entered into negotiations with a potential buyer of the property, and as a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded the loss on impairment of assets.

Discontinued Operations

We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013. The following table summarizes revenue and expense information for the three and nine months ended September 30, 2013 for these discontinued operations (there were no properties classified in discontinued operations in the three or nine months ended September 30, 2014):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands of dollars)	2013	2013
Real estate revenue	$2,491	$9,379
Expenses:
Operating expenses	(1,109)	(3,989)
Depreciation and amortization	(345)	(1,074)
Interest expense	(494)	(1,753)
Total expenses	(1,948)	(6,816)
Operating results from discontinued operations	543	2,563
Impairment of assets of discontinued operations	(23,662)	(23,662)
Gains on sales of discontinued operations	45,097	78,351
Income from discontinued operations	$21,978	$57,252

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2014 and December 31, 2013:

(in thousands of dollars)	As of September 30, 2014	As of December 31, 2013
ASSETS:
Investments in real estate, at cost:
Operating properties	$661,556	$416,964
Construction in progress	24,988	2,298
Total investments in real estate	686,544	419,262
Accumulated depreciation	(206,732)	(169,369)
Net investments in real estate	479,812	249,893
Cash and cash equivalents	15,360	15,327
Deferred costs and other assets, net	38,506	19,474
Total assets	533,678	284,694
LIABILITIES AND PARTNERS’ INVESTMENT (DEFICIT):
Mortgage loans payable	393,552	398,717
Other liabilities	25,313	9,667
Total liabilities	418,865	408,384
Net investment (deficit)	114,813	(123,690)
Partners’ share	58,790	(66,325)
PREIT’s share	56,023	(57,365)
Excess investment (1)	8,819	8,837
Net investments and advances	$64,842	$(48,528)

Investment in partnerships, at equity	$129,202	$15,963
Distributions in excess of partnership investments	(64,360)	(64,491)
Net investments and advances	$64,842	$(48,528)
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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Real estate revenue	$25,684	$20,117	$67,191	$59,839
Expenses:
Operating expenses	(8,659)	(6,001)	(21,508)	(17,672)
Interest expense	(5,483)	(5,539)	(16,410)	(16,656)
Depreciation and amortization	(4,972)	(3,695)	(12,035)	(10,801)
Total expenses	(19,114)	(15,235)	(49,953)	(45,129)
Net income	6,570	4,882	17,238	14,710
Less: Partners’ share	(3,283)	(2,435)	(8,614)	(7,319)
PREIT’s share	3,287	2,447	8,624	7,391
Amortization of excess investment	(81)	(102)	(232)	(310)
Equity in income of partnerships	$3,206	$2,345	$8,392	$7,081

Acquisitions

In June 2014, we contributed $3.2 million, representing a 25% interest, to the partnership that will be developing Gloucester Premium Outlets in Gloucester Township, New Jersey. The partnership used our and our partners’ contribution to purchase the land on which the property will be developed.

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

Lehigh Valley Mall

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and which is included in the amounts above. Summarized balance sheet information as of September 30, 2014 and December 31, 2013 and summarized statement of operations information for the three and nine months ended September 30, 2014 and 2013 for this entity, which is accounted for using the equity method, is as follows:

	As of
(in thousands of dollars)	September 30, 2014	December 31, 2013
Summarized balance sheet information
Total assets	$53,168	$55,592
Mortgage loan payable	131,943	133,542

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	2014	2013
Summarized statement of operations information
Revenue	$9,037	$8,818	$27,133	$26,042
Property operating expenses	(2,297)	(2,469)	(7,516)	(7,067)
Interest expense	(1,956)	(1,987)	(5,891)	(5,982)
Net income	3,984	3,508	11,066	10,536
PREIT's share of equity in income of partnership	1,992	1,754	5,533	5,268

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

As of September 30, 2014, there were no amounts outstanding under our 2013 Revolving Facility, and $7.1 million was pledged as collateral for letters of credit. The unused portion of the 2013 Revolving Facility that was available to us was $392.9 million.

Interest expense related to the 2013 Revolving Facility was $0.4 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for each of the three months ended September 30, 2014 and 2013, and $1.1 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No option to increase the maximum amount available under the 2013 Revolving Facility has been exercised by the Borrower.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at September 30, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The 2013 Revolving Facility and the 2014 Term Loans contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit.” As of September 30, 2014, the Borrower was in compliance with all such financial covenants.

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of September 30, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$100.0	$30.0
Interest rate	1.60%	2.10%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $1.2 million and $3.4 million for the three and nine months ended September 30, 2014, respectively. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.
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

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The 2014 Term Loans and the 2013 Revolving Facility contain certain affirmative and negative covenants which are identical and are described in detail below in the section “Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit.”

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

PREIT has used and may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs, and for working capital and general corporate purposes.

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center (see note 6), in March 2014, we obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association (the “Letter of Credit”). Amounts secured under the Letter of Credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year.  The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans.  We expect that the Letter of Credit will be terminated at the closing of the Springfield Town Center acquisition.

Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit

The 2013 Revolving Facility, 2014 Term Loans, and the Letter of Credit contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1 (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

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

As of September 30, 2014, the Borrower was in compliance with all such financial covenants. Following recent property sales, the NOI from the Company’s remaining unencumbered properties is at a level such that the maximum unsecured amount that the Company may currently borrow within the Unencumbered Debt Yield covenant, including under the $400.0 million 2013 Revolving Facility and the $250.0 million aggregate 2014 Term Loans, is an aggregate of $561.4 million.    As of September 30, 2014, the Company had borrowed $130.0 million under the 2014 Term Loans and there were no amounts outstanding under the 2013 Revolving Facility (with $7.1 million pledged as collateral for letters of credit).

2010 Credit Facility

Prior to the 2013 Revolving Facility, we had a secured credit facility consisting of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).

Interest expense related to the 2010 Revolving Facility was $0.4 million for the nine months ended September 30, 2013.

The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan for the nine months ended September 30, 2013 was 3.93%. Interest expense, excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan, was $2.4 million for the nine months ended September 30, 2013.

Deferred financing fee amortization associated with the 2010 Credit Facility was $0.8 million for the nine months ended September 30, 2013. Accelerated deferred financing fee amortization was $0.9 million for the nine months ended September 30, 2013, including $0.8 million in connection with permanent paydowns of the 2010 Term Loan of $84.5 million in January and February 2013, and $0.1 million in connection with the $97.5 million final permanent paydown of the 2010 Term Loan in April 2013.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,414.1	$1,405.7	$1,502.7	$1,467.9

The mortgage loans contain various customary default provisions. As of September 30, 2014, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East in Philadelphia, Pennsylvania, using proceeds from the transaction relating to The Gallery at Market East with The Macerich Company.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $55.8 million (net of capitalized interest of $0.5 million) and $73.1 million (net of capitalized interest of $0.6 million) for the nine months ended September 30, 2014 and 2013, respectively.

In our statement of cash flows, we show cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $140.0 million and $432.5 million for the nine months ended September 30, 2014 and 2013, respectively. Aggregate paydowns were $270.0 million and $342.5 million for the nine months ended September 30, 2014 and 2013, respectively.

In July 2014, we entered into a 50/50 joint venture with The Macerich Company to redevelop The Gallery at Market East in Philadelphia, Pennsylvania. We contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us. In connection with the transaction, we reclassified the retained assets of The Gallery at Market East of approximately $106.9 million from Operating Properties to the line item, “Investments in partnerships, at equity.”

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $19.4 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

Pursuant to the Contribution Agreement, closing will occur after all of the conditions to closing have been satisfied or waived, on the date that is the earlier of (i) fifteen days after the later of the date on which Regal Cinemas, Dick’s Sporting Goods and at least seventy-five percent (75%) of the aggregate square footage of the in-line space of the Property are occupied, certificates of occupancy have been issued with respect to all of the common areas of the Property and the “grand opening” of the Property has occurred, and (ii) March 31, 2015 (which date may be extended in certain circumstances). The “grand opening” took place on October 17, 2014.

In connection with this Contribution Agreement, we have obtained a $46.5 million letter of credit and have incurred $2.3 million of acquisition related expenses as of September 30, 2014. These expenses are included in "Acquisition costs and other expenses" on the consolidated statements of operations for the three and nine months ended September 30, 2014.

Employee Separation

In May 2014, George F. Rubin separated from his position as Vice Chairman of PREIT. Under the terms of Mr. Rubin’s separation agreement from the Company, which became effective in June 2014, we recorded employee separation expense of $4.1 million in the second quarter of 2014. In August 2014, Mr. Rubin received a payment of approximately $2.6 million, which amount is in addition to the payment of the amounts accrued under Mr. Rubin’s supplemental retirement plan.  All of Mr. Rubin’s outstanding unvested restricted shares became vested in connection with his separation and he remains eligible to receive shares under the Company’s Restricted Share Unit Programs based on the achievement of the performance metrics established by those programs as if his employment had not terminated.  Mr. Rubin’s term as a member of the Company’s board of trustees expired at the Company’s Annual Meeting held on May 30, 2014.

In the second quarter of 2014, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded an additional $0.1 million and $0.9 million of employee separation expense in the three and nine months ended September 30, 2014, respectively.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $3.6 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of September 30, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $327.9 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2014, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.
As a result of our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition will exist until approximately March 2015. As such, previously deferred losses in other comprehensive income for the period from July 2014 to March 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense during the three months ended September 30, 2014. These swaps, with an aggregate notional amount of $40.0 million, do not qualify for hedge accounting during the period from July 2014 to March 2015 as a result of the unrealized forecasted transactions. These swaps are scheduled to expire by their terms in January 2019.

In June 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million in the three months ended June 30, 2014. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and in June 2014, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.

Accumulated other comprehensive loss as of September 30, 2014 includes a net loss of $2.7 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at September 30, 2014 and December 31, 2013. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at September 30, 2014 (1)	Fair Value at December 31, 2013 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.2)	$(0.3)	1.10%	July 31, 2016
28.1	(0.4)	(0.5)	1.38%	January 2, 2017
34.2	0.2	0.2	3.72%	December 1, 2017
7.6	0.1	0.1	1.00%	January 1, 2018
55.0	0.2	0.2	1.12%	January 1, 2018
48.0	0.2	0.2	1.12%	January 1, 2018
30.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.78%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
20.0	(0.2)	N/A	1.79%	January 2, 2019
	$(1.1)	$(0.1)
_________________________

(1)
As of September 30, 2014 and December 31, 2013, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of September 30, 2014 and December 31, 2013, we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$1.4	$0.3	$(0.7)	$7.9	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.0	$2.0	$3.3	$9.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(0.1)	$(0.7)	$(1.4)	$(3.4)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2014, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.1 million. If we had breached any of the default provisions in these agreements as of September 30, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.4 million. We had not breached any of these provisions as of September 30, 2014.

8. HISTORIC TAX CREDITS
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2014, we recognized the amount related to the fifth and final recapture period and recorded $1.8 million of the contribution received from the Phase I Counterparty. We also recorded $1.2 million of priority returns earned by the Phase I Counterparty during the third quarter of 2014. Of this amount, $1.0 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.
In aggregate, we recorded net income of $0.6 million to “Other income” in the consolidated statements of operations in connection with Phase I in the three and nine months ended September 30, 2014.
Phase II
In the second quarter of 2012, we closed a transaction with a counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Project has two stages of development, Phase II(i) and Phase II(ii). The Phase II Counterparty contributed equity of $5.5 million to Phase II(i) through December 31, 2013 and $5.8 million to Phase II(ii) through September 30, 2014. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty’s contributions, other than the amounts allocated to a put option (whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project), are classified as “Accrued expenses and other liabilities” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, of which Phase II(i) was completed in the second quarter of 2012, and Phase II(ii) was completed in the second quarter of 2013. Our obligation to the Phase II Counterparty with respect to the tax credits was ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2014, we recognized $1.2 million related to the second recapture period of Phase II(i) and $1.0 million related to the first recapture period of Phase II(ii) of the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations. We also recorded $0.3 million of priority returns earned by the Phase II counterparty during the third quarter 2014. Of this amount, $0.1 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.
In aggregate, we recorded net income of $1.9 million to “Other income” in the consolidated statements of operations in connection with Phase II in the three and nine months ended September 30, 2014.

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

We currently own interests in 43 retail properties, of which 39 are operating properties and four are development properties. The 39 operating properties include 32 shopping malls and seven other retail properties, have a total of 28.9 million square feet and operate in 11 states. We and partnerships in which we own an interest own 22.2 million square feet at these properties (excluding space owned by anchors).

There are 31 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 23.1 million square feet, of which we own 17.8 million square feet. The eight operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.8 million square feet, of which 4.4 million square feet are owned by such partnerships.

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

Net loss for the three months ended September 30, 2014 was $0.9 million, a decrease of $13.5 million compared to net income of $12.6 million for the three months ended September 30, 2013. This decrease was primarily due to $45.1 million of gains on sales of discontinued operations recorded in the three months ended September 30, 2013, which were partially offset by a decrease in loss on impairment of assets of $27.7 million. Our same store net operating income (“NOI”) increased by $3.6 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This was offset by a decrease in NOI of $4.7 million from properties sold since July 1, 2013. Interest expense decreased $3.4 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net loss for the nine months ended September 30, 2014 was $33.3 million, a decrease of $62.7 million compared to net income of $29.4 million for the nine months ended September 30, 2013. This decrease was primarily due to $78.4 million of gains on sales of discontinued operations recorded in the nine months ended September 30, 2013, which were partially offset by a decrease in loss on impairment of assets of $10.3 million. There was a decrease in NOI of $9.4 million from properties sold since January 1, 2013. Other factors that affected net income were: a $16.7 million decrease in interest expense, an increase of $3.6 million of Same Store NOI, an increase of $3.1 million in depreciation and amortization expense and an increase of $2.6 million in employee separation expense.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of September 30, 2014, held a 97.0% controlling interest in PREIT Associates, and consolidated it for reporting purposes. We hold our investments in eight of the 39 retail properties and two of the four development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•
Except for three properties that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

The Gallery Joint Venture

In July 2014, we entered into a 50/50 joint venture with The Macerich Company to redevelop The Gallery at Market East in Philadelphia, Pennsylvania. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests was $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

Prior to July 29, 2014, while it was still a consolidated property, we included the assets, liabilities and operating results of The Gallery at Market East in their respective line items of the income statement in accordance with GAAP. After July 29, 2014, we account for The Gallery at Market East under the equity method of accounting. Under the equity method, we report our net investment in The Gallery at Market East in the balance sheet line item entitled “Investments in partnerships, at equity,” and we report our share of the operations of the property in the line item entitled “Equity in income of partnerships.”  With respect to FFO post transaction, we determined FFO from The Gallery at Market East in the same manner as we do for all of our unconsolidated properties, which is our share of the property’s FFO is calculated by making the same adjustments to net income (determined in accordance with GAAP) as we use for our consolidated operations.

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused unemployment to remain relatively high, though it has gradually improved over several years, and have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated. We continue to adjust our plans and actions to take into account the current environment as it evolves. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our 2013 Revolving Facility, 2014 Term Loans and the Letter of Credit. These steps might include selling properties or interests in properties with values in excess of their mortgage loans and applying excess proceeds to debt reduction; entering into joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs and using the proceeds for debt reduction; and in the medium or long term, obtaining additional equity capital through the issuance of common or preferred equity securities if market conditions are favorable; or through other actions.

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $73.4 million as of September 30, 2014.

At our wholly-owned development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of September 30, 2014, we had incurred $54.0 million of costs (net of impairment charges recorded in prior years) related to our activity at our wholly-owned development properties.

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
In 2014, we sold South Mall in Allentown, Pennsylvania, Nittany Mall in State College, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania. We applied these new accounting requirements by reporting the results of operations of these sold properties in the continuing operations section of our unaudited consolidated statements of operations.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties (excluding the properties included in discontinued operations or sold) as of September 30, 2014 and 2013:

	Occupancy (1) as of September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2014	2013	2014	2013	2014	2013
Retail portfolio weighted average:
Total excluding anchors	91.8%	90.7%	91.8%	91.3%	91.8%	90.9%
Total including anchors	95.4%	94.8%	89.8%	89.7%	94.3%	93.7%
Malls weighted average:
Total excluding anchors	91.8%	90.7%	88.9%	89.9%	91.4%	90.6%
Total including anchors	95.3%	94.8%	85.0%	86.2%	94.1%	93.7%
Other retail properties	99.5%	N/A	95.9%	94.5%	96.0%	94.5%
_________________________

(1)	Occupancy for both periods presented includes all tenants irrespective of the term of their agreements.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2014:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases - non anchor tenants less than 10,000 square feet:(3)
1st Quarter	39	81,690	N/A	$48.07	$48.07	N/A	$5.20
2nd Quarter	52	152,596	N/A	41.71	41.71	N/A	7.25
3rd Quarter	44	114,791	N/A	43.00	43.00	N/A	7.15
Total/Average	135	349,077	N/A	$43.62	$43.62	N/A	$6.74

New Leases - non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	2	25,971	N/A	$12.50	$12.50	N/A	$5.61
2nd Quarter	11	179,206	N/A	25.31	25.31	N/A	5.90
3rd Quarter	4	93,568	N/A	22.19	22.19	N/A	2.98
Total/Average	17	298,745	N/A	$23.22	$23.22	N/A	$4.96

Renewal - non anchor tenants less than 10,000 square feet:(4)
1st Quarter	48	145,510	$36.02	$38.68	$2.66	7.4%	$—
2nd Quarter	105	286,783	33.75	35.27	1.52	4.5%	—
3rd Quarter	79	188,814	39.00	40.29	1.29	3.3%	0.16
Total/Average	232	621,107	$35.88	$37.59	$1.72	4.8%	$0.05

Renewal - non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	6	107,781	$16.22	$17.04	$0.82	5.1%	$—
2nd Quarter	4	124,249	17.51	18.90	1.39	7.9%	—
3rd Quarter	3	63,256	17.18	15.64	(1.54)	(9.0)%	—
Total/Average	13	295,286	$16.97	$17.52	$0.55	3.3%	$—

New Leases - Anchor Tenants:
1st Quarter	1	52,055	N/A	$7.50	$7.50	N/A	$4.00
2nd Quarter	1	98,391	N/A	15.34	15.34	N/A	8.33
3rd Quarter	1	71,888	N/A	22.50	22.50	N/A	3.67
Total/Average	3	222,334	N/A	$15.82	$15.82	N/A	$5.81

Renewal Leases - Anchor Tenants:
1st Quarter	1	101,476	$2.79	$2.80	$0.01	0.4%	$—
2nd Quarter	1	77,688	2.85	2.92	0.07	2.5%	—
3rd Quarter	1	96,357	4.62	4.62	—	—%	—
Total/Average	3	275,521	$3.45	$3.47	$0.02	0.7%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes expansions and lease extensions.

As of September 30, 2014, for non-anchor leases, the average gross rent per square foot as of the expiration date was $34.07 for the renewing leases in “Holdover” status and $37.31 for leases expiring in 2014.

Overview

Net loss for the three months ended September 30, 2014 was $0.9 million, a decrease of $13.5 million compared to net income of $12.6 million for the three months ended September 30, 2013. This decrease was primarily due to $45.1 million of gains on sales of discontinued operations recorded in the three months ended September 30, 2013, which were partially offset by a decrease in loss on impairment of assets of $27.7 million. Our same store NOI increased by $3.6 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This was offset by a decrease in NOI of $4.7 million from properties sold since July 1, 2013. Interest expense decreased $3.4 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net loss for the nine months ended September 30, 2014 was $33.3 million, a decrease of $62.7 million compared to net income of $29.4 million for the nine months ended September 30, 2013. This decrease was primarily due to $78.4 million of gains on sales of discontinued operations recorded in the nine months ended September 30, 2013, which were partially offset by a decrease in loss on impairment of assets of $10.3 million. There was a decrease in NOI of $9.4 million from properties sold since January 1, 2013. Other factors that affected net income were: a $16.7 million decrease in interest expense, an increase of $3.6 million of Same Store NOI, an increase of $3.1 million in depreciation and amortization expense and an increase of $2.6 million in employee separation expense.

The following table sets forth our results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		% Change 2013 to 2014	Nine Months Ended September 30,		% Change 2013 to 2014
(in thousands of dollars)	2014	2013		2014	2013
Real estate revenue	$101,789	$107,066	(5)%	316,541	313,791	1%
Other income	3,348	3,208	4%	4,807	5,491	(12)%
Operating expenses	(42,927)	(47,884)	(10)%	(139,007)	(135,198)	3%
Depreciation and amortization	(34,240)	(35,770)	(4)%	(107,610)	(104,474)	3%
General and administrative expenses	(8,373)	(8,116)	3%	(26,224)	(26,578)	(1)%
Impairment of assets	(2,297)	(6,304)	(64)%	(19,695)	(6,304)	212%
Provision for employee separation expense	(85)	—	N/A	(4,961)	(2,314)	114%
Acquisition costs and other expenses	(723)	(462)	56%	(3,329)	(862)	286%
Interest expense, net	(20,071)	(23,477)	(15)%	(61,792)	(78,503)	(21)%
Equity in income of partnerships	3,206	2,345	37%	8,392	7,081	19%
Net loss on sales of interests in real estate	(513)	—	N/A	(414)	—	N/A
Net loss from continuing operations	(886)	(9,394)	(91)%	(33,292)	(27,870)	19%
Operating results from discontinued operations	—	543	(100)%	—	2,563	(100)%
Impairment of assets of discontinued operations	—	(23,662)	100%	—	(23,662)	100%
Gains on sales of discontinued operations	—	45,097	(100)%	—	78,351	(100)%
Net (loss) income	$(886)	$12,584	(107)%	(33,292)	29,382	(213)%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $5.3 million, or 5%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to:

•	a decrease of $4.6 million in real estate revenue related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East; and

•	a decrease of $1.5 million in real estate revenue related to properties sold in 2014; partially offset by

•	a $0.6 million increase in same store revenue, which was primarily due to base rent increases, partially offset by lower same store expense reimbursements.

Real estate revenue increased by $2.8 million, or 1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to:

•	a $6.3 million increase in same store revenue, primarily due to the following:

◦
an increase of $5.2 million in same store base rent due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall, Cherry Hill Mall, Exton Square Mall and Woodland Mall; and

◦	an increase of $2.1 million in same store expense reimbursements, following increases in snow removal expense, real estate taxes and utility expenses (see “—Operating Expenses”); partially offset by

◦
a decrease of $0.7 million in same store percentage rent, due to a combination of lower tenant sales and lease renewals with higher base rent and corresponding higher sales breakpoints for calculating percentage rent; tenant sales during the three months ended March 31, 2014 were negatively affected by severe winter weather that particularly affected our properties located in the Mid-Atlantic states; and

•	an increase of $1.0 million in real estate revenue related to properties acquired during 2013 and 2014; partially offset by

•	a decrease of $2.5 million in real estate revenue related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East; and

•	a decrease of $2.1 million in real estate revenue related to properties sold in 2014.

Operating Expenses

Operating expenses decreased by $5.0 million, or 10%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to:

•	a decrease of $0.6 million in operating expenses related to properties sold in 2014;

•	a decrease of $2.5 million in operating expenses related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East; and

•	a $1.9 million decrease in same store operating expenses, primarily due to the following:

◦
a decrease of $0.7 million in same store non-common area utility expense primarily as a result of decreases in electric rates and usage due to a relatively mild summer across the Mid-Atlantic states where many of our properties are located; and

◦
a decrease of $0.7 million in same store real estate tax expense; the three months ended September 30, 2013 were affected by significant real estate tax expense increases at three of our properties located in New Jersey; and

◦	a decrease of $0.3 million in same store common area maintenance expense, including a $0.2 million decrease in employee expense.

Operating expenses increased by $3.8 million, or 3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to:

•	a $4.6 million increase in same store operating expenses, primarily due to the following:

◦
an increase of $2.4 million in same store non-common area utility expense as a result of a significant increase in electric rates at many of our properties in the early part of the year. The extreme cold weather this winter, and resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland;

◦
an increase of $2.3 million in same store common area maintenance expenses, including increases of $1.8 million in snow removal expense and $0.7 million in common area utility expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during the three months ended March 31, 2014. In addition, common area utility expense increased as a result of higher electric expense rates as described in more detail above; and

◦
an increase of $0.4 million in same store real estate tax expense, including a $0.3 million increase at Cherry Hill Mall due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

◦	an increase of $0.4 million associated with properties acquired in 2014; partially offset by

•	a decrease of $0.6 million in operating expenses related to properties sold in 2014; and

•	a decrease of $0.6 million in operating expenses related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East.

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

The following table presents NOI for the three and nine months ended September 30, 2014 and 2013. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(in thousands of dollars)	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Real estate revenue	$105,960	$104,414	1.5%	$8,592	$15,123	(43.2)%	$114,552	$119,537	(4.2)%
Operating expenses	(42,278)	(44,294)	(4.6)%	(4,948)	(7,670)	(35.5)%	(47,226)	(51,964)	(9.1)%
Net Operating Income	$63,682	$60,120	5.9%	$3,644	$7,453	(51.1)%	$67,326	$67,573	(0.4)%

Total NOI decreased by $0.2 million, or 0.4%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a decrease of $3.8 million in NOI from Non Same Store properties, partially offset by a $3.6 million increase in NOI from Same Store properties. The decrease in NOI from Non Same Store properties was primarily due to a decrease of $4.7 million in NOI from properties and interests in properties sold, offset by an increase of $0.8 million from NOI of other properties. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.3 million for the each of the three months ended September 30, 2014 and 2013.

	Same Store			Non Same Store			Total
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands of dollars)	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Real estate revenue	$316,356	$307,216	3.0%	$33,544	$45,637	(26.5)%	$349,900	$352,853	(0.8)%
Operating expenses	(130,674)	(125,138)	4.4%	(19,029)	(22,817)	(16.6)%	(149,703)	(147,955)	1.2%
Net Operating Income	$185,682	$182,078	2.0%	$14,515	$22,820	(36.4)%	$200,197	$204,898	(2.3)%

Total NOI decreased by $4.7 million, or 2.3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a decrease of $8.3 million in NOI from Non Same Store properties, partially offset by $3.6 million increase in NOI from Same Store properties. The Non Same Store decrease was primarily due to a decrease in NOI of $9.4 million from properties and interests in properties sold, offset by an increase of NOI of $1.1 million from other properties. See “—Real Estate Revenue” and “—Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.5 million for each of the nine months ended September 30, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.5 million, or 4%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to:

•	a decrease of $2.4 million related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East; and

•	a decrease of $0.5 million related to properties sold during 2013 and 2014; partially offset by

•	an increase of $1.1 million primarily as a result of a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $0.3 million associated with properties acquired since June 2013.

Depreciation and amortization expense increased by $3.1 million, or 3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to:

•	an increase of $4.3 million as a result of a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $0.9 million associated with properties acquired since January 2013; partially offset by

•	a decrease of $1.2 million related to the July 2014 sale of a 50% partnership interest in The Gallery at Market East; and

•	a decrease of $0.9 million related to properties sold during 2013 and 2014.

Provision for Employee Separation Expense

We recorded a provision for employee separation expense of $0.1 million during the three months ended September 30, 2014 related to the separation of certain employees. No provision for employee separation expense was recorded during the three months ended September 30, 2013.

We recorded a provision for employee separation expense of $5.0 million during the nine months ended September 30, 2014, including $4.1 million related to the departure of George Rubin, our former vice chairman. We also recorded $0.9 million related to the separation of other employees during the nine months ended September 30, 2014. We recorded a provision for employee separation expense of $2.3 million during the nine months ended September 30, 2013, primarily related to an amended employment agreement for Ronald Rubin, our executive chairman.

Impairment of Assets

In 2014, we recorded aggregate losses on impairment of assets at Nittany Mall in State College, Pennsylvania of $15.5 million and at North Hanover Mall in Hanover, Pennsylvania of $2.9 million. During the three months ended June 30, 2014, we recorded losses on impairment of assets of $13.9 million and $2.2 million when we entered into negotiations with the buyer of the Nittany Mall and North Hanover Mall properties, respectively. During the three months ended September 30, 2014, we recorded an additional losses on impairment of assets of $1.6 million and $0.7 million following further negotiations with the buyer of the Nittany Mall and North Hanover Mall properties, respectively. As a result of these negotiations, we determined that the holding period for each of the properties was less than had been previously estimated, which we concluded was a triggering event for each property, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the buyer of these two properties, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany and North Hanover Malls were less than the carrying value of the properties, and recorded both the initial losses on impairment of assets and the subsequent additional losses on impairment of assets. We sold Nittany Mall and North Hanover Mall in September 2014.

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. We sold the property in June 2014.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $0.3 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to $0.3 million of acquisition costs related to our entering into an agreement to acquire Springfield Town Center.

Acquisition costs and other expenses increased by $2.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to $2.3 million of acquisition costs related to our entering into an agreement to acquire Springfield Town Center.

Interest Expense

Interest expense decreased by $3.4 million, or 15%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily due to lower weighted average interest rates and a decrease in our weighted average debt balance. Our weighted average effective borrowing rate was 5.21% for the three months ended September 30, 2014 compared to 5.59% for the three months ended September 30, 2013. Our weighted average debt balance was $1,544.5 million for the three months ended September 30, 2014 compared to $1,658.4 million for the three months ended September 30, 2013. We also recorded hedge ineffectiveness of $0.1 million in the three months ended September 30, 2014 due to the early mortgage loan repayment on the loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East, which was repaid in connection with the sale of an interest in The Gallery at Market East. We recorded $0.7 million of hedge ineffectiveness in the three months ended September 30, 2013.

Interest expense decreased by $16.7 million, or 21%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease was primarily due to lower weighted average interest rates and a decrease in our weighted average debt balance, partially due to our 2013 common equity offering, the proceeds of which were used to repay debt. Our weighted average effective borrowing rate was 5.13% for the nine months ended September 30, 2014 compared to 5.74% for the nine months ended September 30, 2013. Our weighted average debt balance was $1,614.2 million for the nine months ended September 30, 2014 compared to $1,757.1 million for the nine months ended September 30, 2013. There was also $1.4 million of net losses on hedge ineffectiveness recorded in the nine months ended September 30, 2014 including $1.3 million from the early Logan Valley Mall mortgage loan repayment and $0.1 million from the early mortgage loan repayment on the loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East, which was repaid in connection with the sale of an interest in The Gallery at Market East. We recorded $3.4 million of hedge ineffectiveness in the nine months ended September 30, 2013.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.9 million, or 37%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily due to $0.2 million of income from The Gallery at Market East, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, and $0.7 million of higher income from other partnership properties.

Equity in income of partnerships increased by $1.3 million, or 19%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was primarily due to $0.2 million of income from The Gallery at Market East, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, and $1.1 million of higher income from other partnership properties.

Discontinued Operations

We have presented as discontinued operations the operating results of Orlando Fashion Square, Paxton Towne Centre, Phillipsburg Mall, Chambersburg Mall, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows. There were no operating results for these properties from, and there were no properties classified in, discontinued operations for the three and nine months ended September 30, 2014.

(in thousands of dollars)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Operating results of:
Orlando Fashion Square	$—	$150
Paxton Towne Centre	—	(121)
Phillipsburg Mall	(457)	491
Chambersburg Mall	150	366
Christiana Center	669	1,321
Commons at Magnolia	181	356
Operating results from discontinued operations	543	2,563
Impairment of assets of discontinued operations	(23,662)	(23,662)
Gains on sales of discontinued operations	45,097	78,351
Income from discontinued operations	$21,978	$57,252

Gains on Sales of Discontinued Operations

There were no gains on sales of discontinued operations in the three and nine months ended September 30, 2014.

Gains on sales of discontinued operations were $78.4 million in the nine months ended September 30, 2013 due to a $32.7 million gain on sale of Paxton Towne Centre in January 2013, a $0.6 million gain on the sale of Orlando Fashion Square in February 2013, a $40.9 million gain on the sale of Christiana Center in September 2013 and a $4.2 million gain on the sale of the Commons at Magnolia, also in September 2013.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2014 and 2013 to show the effect of acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

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

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended September 30, 2014 and 2013:

(in thousands of dollars, except per share amounts)	Three Months Ended September 30, 2014	% Change 2013 to 2014	Three Months Ended September 30, 2013
Funds from operations	$34,343	9.9%	$31,244
Acquisition costs	429		—
Provision for employee separation expense	85		—
Loss on hedge ineffectiveness	117		727
Accelerated amortization of deferred financing costs	—		50
Funds from operations, as adjusted	$34,974	9.2%	$32,021
Funds from operations per diluted share and OP Unit	$0.48	9.1%	$0.44
Funds from operations per diluted share and OP Unit, as adjusted	$0.49	8.9%	$0.45

Weighted average number of shares outstanding	68,331		67,579
Weighted average effect of full conversion of OP Units	2,129		2,136
Effect of common share equivalents	672		825
Total weighted average shares outstanding, including OP Units	71,132		70,540

FFO was $34.3 million for the three months ended September 30, 2014, an increase of $3.1 million, or 9.9%, compared to $31.2 million for the three months ended September 30, 2013. This increase was primarily due to:

•
a $3.9 million decrease in interest expense (including our proportionate share of interest expense of our partnership properties) due to lower overall debt balances and lower average interest rates, partially offset by hedge ineffectiveness; and

•	a $3.6 million increase in NOI from Same Store properties; and

•	a $0.8 million increase in NOI from other Non Same Store properties; partially offset by

•	a $4.7 million decrease in NOI from properties sold; and

•	an increase of $0.4 million in acquisition costs.

FFO per diluted share increased by $0.04 per share to $0.48 per share for the three months ended September 30, 2014, compared to $0.44 per share for the three months ended September 30, 2013.
The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the nine months ended September 30, 2014 and 2013:

(in thousands of dollars, except per share amounts)	Nine Months Ended September 30, 2014	% Change 2013 to 2014	Nine Months Ended September 30, 2013
Funds from operations	$87,436	10.1%	$79,387
Acquisition costs	2,514		—
Provision for employee separation expense	4,961		2,314
Loss on hedge ineffectiveness	1,354		3,409
Accelerated amortization of deferred financing costs	—		1,076
Funds from operations, as adjusted	$96,265	11.7%	$86,186
Funds from operations per diluted share and OP Unit	$1.23	1.7%	$1.21
Funds from operations per diluted share and OP Unit, as adjusted	$1.36	3.0%	$1.32

Weighted average number of shares outstanding	68,172		62,330
Weighted average effect of full conversion of OP Units	2,129		2,215
Effect of common share equivalents	596		851
Total weighted average shares outstanding, including OP Units	70,897		65,396

FFO was $87.4 million for the nine months ended September 30, 2014, an increase of $8.0 million, or 10.1%, compared to $79.4 million for the nine months ended September 30, 2013. This increase was primarily due to:

•
an $18.6 million decrease in interest expense (including our proportionate share of interest expense of our partnership properties) due to lower overall debt balances and lower average interest rates, partially offset by hedge ineffectiveness; and

•	a $3.6 million increase in NOI from Same Store properties; and

•	a $1.1 million increase in NOI from other Non Same Store properties; partially offset by

•	a $9.4 million decrease in NOI from from properties sold; and

•	a $2.6 million increase in provision for employee separation expense; and

•	an increase of $2.5 million in acquisition costs.

FFO per diluted share increased by $0.02 per share to $1.23 per share for the nine months ended September 30, 2014, compared to $1.21 per share for the nine months ended September 30, 2013 due to the weighted average effect of 11,500,000 common shares issued in May 2013, partially offset by the $8.0 million increase in FFO.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	Three Months Ended September 30, 2014
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$101,789	$12,763	$114,552
Operating expenses	(42,927)	(4,299)	(47,226)
Net operating income (NOI)	58,862	8,464	67,326
General and administrative expenses	(8,373)	—	(8,373)
Provision for employee separation expense	(85)	—	(85)
Other income	3,348	—	3,348
Acquisition costs and other expenses	(723)	(20)	(743)
Interest expense, net	(20,071)	(2,734)	(22,805)
Depreciation of non real estate assets	(363)	—	(363)
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	28,633	5,710	34,343
Depreciation of real estate assets	(33,877)	(2,504)	(36,381)
Equity in income of partnerships	3,206	(3,206)	—
Loss on sales of real estate assets	(513)	—	(513)
Impairment of assets	(2,297)	—	(2,297)
Preferred share dividends	3,962	—	3,962
Net loss	$(886)	$—	$(886)

	Three Months Ended September 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$107,066	$9,980	$2,491	$119,537
Operating expenses	(47,884)	(2,971)	(1,109)	(51,964)
Net operating income (NOI)	59,182	7,009	1,382	67,573
General and administrative expenses	(8,116)	—	—	(8,116)
Other income	3,208	—	—	3,208
Acquisition costs and other expenses	(462)	—	—	(462)
Interest expense, net	(23,477)	(2,773)	(494)	(26,744)
Depreciation of non real estate assets	(253)	—	—	(253)
Preferred share dividends	(3,962)	—	—	(3,962)
Funds from operations (FFO)	26,120	4,236	888	31,244
Depreciation of real estate assets	(35,517)	(1,891)	(345)	(37,753)
Equity in income of partnerships	2,345	(2,345)	—	—
Impairment of assets	(6,304)	—	—	(6,304)
Operating results from discontinued operations	543	—	(543)	—
Impairment of assets of discontinued operations	(23,662)	—	—	(23,662)
Gain on sale of discontinued operations	45,097	—	—	45,097
Preferred share dividends	3,962	—	—	3,962
Net income	$12,584	$—	$—	$12,584

	Nine Months Ended September 30, 2014
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$316,541	$33,359	$349,900
Operating expenses	(139,007)	(10,696)	(149,703)
Net operating income (NOI)	177,534	22,663	200,197
General and administrative expenses	(26,224)	—	(26,224)
Provision for employee separation expense	(4,961)	—	(4,961)
Other income	4,807	—	4,807
Acquisition costs and other expenses	(3,329)	(20)	(3,349)
Interest expense, net	(61,792)	(8,182)	(69,974)
Depreciation of non real estate assets	(1,174)	—	(1,174)
Preferred share dividends	(11,886)	—	(11,886)
Funds from operations (FFO)	72,975	14,461	87,436
Depreciation of real estate assets	(106,436)	(6,069)	(112,505)
Equity in income of partnerships	8,392	(8,392)	—
Net loss on sale of real estate assets	(414)	—	(414)
Impairment of assets	(19,695)	—	(19,695)
Preferred share dividends	11,886	—	11,886
Net loss	$(33,292)	$—	$(33,292)

	Nine Months Ended September 30, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$313,791	$29,683	$9,379	$352,853
Operating expenses	(135,198)	(8,768)	(3,989)	(147,955)
Net operating income (NOI)	178,593	20,915	5,390	204,898
General and administrative expenses	(26,578)	—	—	(26,578)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	5,491	—	—	5,491
Acquisition costs and other expenses	(862)	—	—	(862)
Interest expense, net	(78,503)	(8,305)	(1,753)	(88,561)
Depreciation of non real estate assets	(801)	—	—	(801)
Preferred share dividends	(11,886)	—	—	(11,886)
Funds from operations (FFO)	63,140	12,610	3,637	79,387
Depreciation of real estate assets	(103,673)	(5,529)	(1,074)	(110,276)
Equity in income of partnerships	7,081	(7,081)	—	—
Impairment of assets	(6.304)	—	—	(6,304)
Operating results from discontinued operations	2,563	—	(2,563)	—
Impairment of assets of discontinued operations	(23,662)	—	—	(23,662)
Gain on sale of discontinued operations	78,351	—	—	78,351
Preferred share dividends	11,886	—	—	11,886
Net income	$29,382	$—	$—	$29,382

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility, our 2014 Term Loans (collectively, the “Credit Agreements”) and the Letter of Credit in connection with the Springfield Town Center acquisition. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first nine months of 2014 were $54.4 million, based on distributions of $1.5468 per Series A Preferred Share, $1.3827 per Series B Preferred Share and $0.60 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

2013 Revolving Facility, as amended

In April 2013, we entered into a Credit Agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). The 2013 Revolving Facility and the 2014 Term Loans are collectively referred to as the “Credit Agreements.” All capitalized terms used in the discussion below that are and not otherwise defined have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of September 30, 2014, there were no amounts outstanding under our 2013 Revolving Facility, and $7.1 million was pledged as collateral for letters of credit. The unused portion of the 2013 Revolving Facility that was available to us was $392.9 million.

The initial maturity of the 2013 Revolving Facility is April 17, 2016, and we have options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments from the current lenders or Revolving Commitments from new lenders. No option to increase the maximum amount available under the 2013 Revolving Facility has been exercised by us.

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at September 30, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The 2013 Revolving Facility and 2014 Term Loans (discussed below) are cross-defaulted with one another.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit.

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of September 30, 2014:

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

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

We have used and may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and the Letter of Credit (as defined below).

Springfield Town Center

On March 2, 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) relating to the acquisition of Springfield Town Center in Springfield, Virginia for total consideration of $465.0 million. The total consideration is expected to be funded using $125.0 million of common and preferred Operating Partnership units, with the remaining balance to be paid in cash. We expect to fund the remaining cash balance by borrowing from the amounts available under our Credit Agreements. In addition, the seller of the property may be entitled to certain additional consideration based on the value of the property three years after the closing date. We expect closing to occur in the first quarter of 2015, subject to the substantial completion of the redevelopment of the property as well as certain other customary closing conditions.

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center, in March 2014, we obtained a $46.5 million letter of credit (the “Letter of Credit”) from Wells Fargo Bank, National Association. Amounts secured under the Letter of Credit for Springfield Town Center are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year.  The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans.  At the closing of the Springfield Town Center acquisition, it is expected that the Letter of Credit will be terminated.

Interest Rate Derivative Agreements

As of September 30, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $327.9 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2014, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As a result of our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition will exist until approximately March 2015. As such, previously deferred losses in other comprehensive income for the period from July 2014 to march 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense during the three months ended September 30, 2014. These swaps, with an aggregate notional amount of $40.0 million, do not qualify for hedge accounting during the period from July 2014 to March 2015 as a result of the unrealized forecasted transactions. These swaps are scheduled to expire by their terms in January 2019.

In June 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million in the three months ended June 30, 2014. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and in June 2014, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.

As of September 30, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.1 million. If we had breached any of the default provisions in these agreements as of September 30, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.4 million. We had not breached any of the provisions as of September 30, 2014.

Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery at Market East in Philadelphia, Pennsylvania, using proceeds from the transaction relating to The Gallery at Market East with The Macerich Company.

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

Mortgage Loans

Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at September 30, 2014. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at September 30, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.78% at September 30, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2014:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Principal payments	$111,598	$5,354	$34,292	$24,476	$47,476
Balloon payments	1,302,456	—	490,279	291,532	520,645
Total	$1,414,054	$5,354	$524,571	$316,008	$568,121

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2014 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Mortgage loans	$1,414,054	$5,354	$524,571	$316,008	$568,121
Term Loans	130,000	—	—	—	130,000
Letter of Credit	46,500	—	46,500	—	—
Interest on indebtedness (1)	292,933	18,499	115,408	70,029	88,997
Operating leases	8,175	519	3,592	2,912	1,152
Ground leases	2,270	42	334	317	1,577
Springfield Town Center Contribution Agreement(2)	465,000	465,000	—	—	—
Development and redevelopment commitments (3)	19,437	9,981	9,456	—	—
Total	$2,378,369	$499,395	$699,861	$389,266	$789,847
_________________________

(1)	Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.

(2)
We expect to use Operating Partnership units with a value of $125.0 million towards the $465.0 million purchase price of Springfield Town Center. The Springfield Town Center closing is expected to occur in the first quarter of 2015.

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

CASH FLOWS

Net cash provided by operating activities totaled $98.5 million for the nine months ended September 30, 2014 compared to $84.5 million for the nine months ended September 30, 2013. This increase in cash from operating activities is primarily due to the reduction in cash paid for interest in the first nine months of 2014 and other working capital changes.

Cash flows provided by investing activities were $65.1 million for the nine months ended September 30, 2014 compared to cash flows provided by investing activities of $61.2 million for the nine months ended September 30, 2013. Cash flows provided by investing activities for the nine months ended September 30, 2014 included $20.0 million used in acquiring two street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $30.7 million and real estate improvements of $40.6 million, primarily related to ongoing improvements at our properties, offset by proceeds of $165.6 million from the sale of South Mall in June 2014, the sale of a 50% interest in interest in The Gallery at Market East in July 2014, and the sale of Nittany Mall and North Hanover Mall in September 2014. Investing activities for the first nine months of 2013 reflected $173.3 million in proceeds from the sales of real estate, including Christiana Center, Commons at Magnolia, Paxton Towne Centre, Phillipsburg Mall and Orlando Fashion Square. Cash flows provided by investing activities during the nine months ended September 30, 2013 were partially offset by $60.9 million used in the acquisition of 907 Market Street in Philadelphia, Pennsylvania, investment in construction in progress of $24.5 million and real estate improvements of $25.2 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $146.5 million for the nine months ended September 30, 2014 compared to cash flows used in financing activities of $154.8 million for the nine months ended September 30, 2013. Cash flows used in financing activities for the first nine months of 2014 included $130.0 million in net repayments of the 2013 Revolving Facility, the $51.0 million repayment of the mortgage loan on Logan Valley Mall, the $25.8 million repayment of the mortgage loan on 801 Market Street, dividends and distributions of $54.4 million, and principal installments on mortgage loans of $11.8 million, partially offset by $130.0 million in borrowings from the 2014 Term Loans. Cash flows used in financing activities for the nine months ended September 30, 2013 included a $182.0 million repayment of the 2010 Term Loan and $294.5 million in repayments of mortgage loans. Cash flows from financing activities during the nine months ended September 30, 2013 included $220.3 million in net proceeds from the issuance of common shares, $90.0 million in net borrowings from the 2010 Revolving Facility, $76.7 million in net proceeds from new mortgage loans, as well as dividends and distributions of $47.8 million, and principal installments on mortgage loans of $12.7 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our 2013 Revolving Facility, our 2014 Term Loans and the Letter of Credit;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2014, our consolidated debt portfolio consisted primarily of $1,414.1 million of fixed and variable rate mortgage loans, $100.0 million borrowed under our 5 Year Term Loan which bore interest at a rate of 1.60%, and $30.0 million borrowed under our 7 Year Term Loan which bore interest at a rate of 2.10%.

Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at September 30, 2014. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at September 30, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.78% at September 30, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2014	$5,127	5.05%	$227		2.91%
2015	291,342	5.75%	928		2.91%
2016	231,341	5.38%	960		2.91%
2017	161,400	5.36%	1,001		2.91%
2018 and thereafter	551,979	4.37%	299,749	(3)	2.16%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2014.

(2)	Includes 2014 Term Loan borrowings of $130.0 million with a weighted average interest rate of 1.72% as of September 30, 2014.

As of September 30, 2014, we had $302.9 million of variable rate debt. Also, as of September 30, 2014, we had entered into 12 interest rate swap agreements with an aggregate weighted average interest rate of 1.67% on a notional amount of $327.9 million maturing on various dates through January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2014 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $55.3 million at September 30, 2014. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $58.0 million at September 30, 2014. As of September 30, 2014, all of our variable rate debt interest payments included in our debt portfolio were swapped to fixed interest rates. Therefore, a 100 basis point increase or decrease in interest rates would have resulted in no increase or reduction in annual interest.

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

Because the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2014 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2014	—	$—	—	$—
August 1—August 31, 2014	—	—	—	—
September 1—September 30, 2014	—	—	—	—
Total	—	$—	—	$—

ITEM 6.  EXHIBITS.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	October 31, 2014
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith