Form 10-K
period 2014-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2015-02-23
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2014, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1,249.2 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 17, 2015, 69,014,266 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2014, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our 2013 Revolving Facility, our 2014 Term Loans and Letter of Credit (all as defined below);

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to development and redevelopment activities;

•
current economic conditions and the state of employment growth and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through joint ventures or other partnerships, through sales of properties or interests in properties, through the issuance of equity or equity-related securities if market conditions are favorable, or through other actions;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	our short- and long-term liquidity position;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	increases in operating costs that cannot be passed on to tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors; and

•	potential dilution from any capital raising transactions or other equity issuances.

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
We currently own interests in 42 retail properties, of which 38 are operating properties and four are development properties. The 38 operating properties include 32 shopping malls and six other retail properties, have a total of 28.6 million square feet and are located in 11 states. We and partnerships in which we own an interest own 21.9 million square feet at these properties (excluding space owned by anchors). In 2014, we sold three of our wholly owned mall properties, 50% of our interest in a mall property that was previously wholly owned, and our partnership interest in one other retail property.
There are 31 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 23.2 million square feet, of which we own 17.9 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.4 million square feet, of which 4.0 million square feet are owned by such partnerships.
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
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, development and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and drug stores, among other things.
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
The largest mall in our retail portfolio is 1.5 million square feet and contains 97 stores, and the smallest is 0.5 million square feet and contains 48 stores. The other retail assets in our retail portfolio range from 34,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2014, 88% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.5% to 19.6%, with approximately 70% ranging from 2% to 5%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
Also, the majority of our leases provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is historically related to the tenant’s pro rata share of space at the property. As discussed below, we have continued to shift the provision in our leases that addresses these items to be a fixed amount, which gives greater predictability to tenants, and a majority of such revenue is derived from leases specifying fixed CAM.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our current property strategic plans, remerchandising programs and non-core property disposition program is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The properties that we have sold pursuant to our strategic property disposition program have generally been Class C properties. Nearly 80% of our 2014 Net Operating Income (“NOI”)(a non-GAAP measure; as defined below) came from our Premier and Core Growth property categories (as described below), which generally include Class A and Class B properties.

Portfolio Stratification. As discussed previously, when listing our malls in order by individual property 2014 sales per square foot, there is a group of six malls at the top of that list that collectively had 2014 average sales per square foot of $543, average non anchor occupancy of 97.3% as of December 31, 2014 and contributed approximately 34.3% of our NOI in 2014. This “Premier” group includes such properties as Cherry Hill Mall in Cherry Hill, New Jersey and Willow Grove Park in suburban Philadelphia, Pennsylvania.
The next 17 properties on the list are a collection of solidly performing properties that had 2014 average sales per square foot of $352, average non anchor occupancy of 94.7% as of December 31, 2014 and contributed approximately 44.8% of our NOI in 2014. This “Core Growth” group includes such properties as Capital City Mall near Harrisburg, Pennsylvania and Valley Mall in Hagerstown, Maryland.
The next four properties on the list, which exhibit moderate performance, had 2014 average sales per square foot of $261, non anchor occupancy of 89.7% as of December 31, 2014 and contributed 4.9% of our NOI in 2014, and, we believe, present opportunities for improvement. This “Opportunistic” group includes such properties as Beaver Valley Mall in Monaca, Pennsylvania and New River Valley Mall in Christiansburg, Virginia.
The remaining four mall properties (Lycoming Mall in Pennsdale, Pennsylvania, Palmer Park Mall in Easton, Pennsylvania, Uniontown Mall in Uniontown, Pennsylvania, and Washington Crown Center in Washington, Pennsylvania) constitute “Non-Core” properties and contributed 5.7% of our NOI in 2014. As discussed above, we sold three mall properties that were designated as Non-Core properties in 2014, and we are seeking to dispose of all four of these Non-Core properties.
Our portfolio also includes other retail properties including power centers, street level retail, office properties and properties under redevelopment. These properties contributed approximately 7.6% of our NOI in 2014. The balance of our 2014 NOI came mostly from properties we sold during the year.
RECENT DEVELOPMENTS
Recent Dispositions, Joint Venture and Acquisition
In continuing to execute our strategy of elevating the quality of our portfolio, in 2014, we disposed of three non-core mall properties, a partnership interest in one other retail property, and interests in several other properties. We also entered into one joint venture to redevelop a significant property and agreed to acquire one property.

Dispositions and Joint Venture. The table below presents our dispositions of consolidated properties since January 1, 2014 :

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
June	South Mall Allentown, Pennsylvania	Mall	10.1%	$23.6	$0.2
July	The Gallery at Market East (1)Philadelphia, PA	Mall (50% interest)(1)	5.1%	106.8	(0.6)
September	North Hanover Mall, Hanover, Pennsylvania and Nittany Mall State College, Pennsylvania	Two malls (single combined transaction)	North Hanover Mall 11.0% Nittany Mall 16.2%	32.3	(0.1)
(1) In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). In connection therewith, we contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests were $104.0 million.
The three non-core malls sold in 2014 (South Mall, Nittany Mall and North Hanover Mall) had aggregate average trailing 12 month sales per square foot at the time of sale of $246. Also in 2014, we sold our 50% interest in Whitehall Mall in Allentown, Pennsylvania (“Whitehall Mall”) for $14.9 million.
In addition, in 2014, we sold an anchor pad, outparcels and undeveloped land for an aggregate sales price of $9.9 million.
We are seeking to to dispose of five more properties: Palmer Park Mall in Easton, Pennsylvania; Uniontown Mall in Uniontown, Pennsylvania; Lycoming Mall in Williamsport, Pennsylvania; Washington Crown Center in Washington, Pennsylvania; and Springfield Park in Springfield, Pennsylvania.
Pending Acquisition. In March 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) to acquire Springfield Town Center in Springfield, Virginia (“Springfield Town Center”) for total consideration of: (i) an aggregate of $340.0 million (subject to customary closing proration adjustments), in the form of cash and the assumption and payoff of certain seller debt, and (ii) 6,250,000 common units of limited partnership interest (“OP Units”) of PREIT Associates L.P., our operating partnership (the “Operating Partnership”), and, if the 30-day average share price is less than $20.00 at closing , a number of preferred units of limited partnership interest. We expect to provide the cash amount by borrowing from the amounts available under our existing credit agreements. In addition, the seller of Springfield Town Center may be entitled to certain additional consideration based on the value of Springfield Town Center three years after the closing date. The closing is subject to the substantial completion of the redevelopment of Springfield Town Center in accordance with plans and specifications for such redevelopment, as well as certain other customary closing conditions. We currently expect this transaction to close on or about March 31, 2015, subject to the seller meeting all closing conditions.
In 2014, we acquired a small number of street level retail properties for an aggregate of $20.0 million.

Operating Performance
In 2014, we continued to generate improvement in our key metrics, despite severe winter weather in the first quarter of the year that negatively affected our properties located in the Mid-Atlantic States.
Funds From Operations (“FFO”) as adjusted, a non-GAAP measure, increased 9.1% from the prior year. FFO as adjusted per share increased 2.1% over 2013. Adjustments included acquisition costs, employee separation expense and hedging loss.
Same Store net operating income (“Same Store NOI”), a non-GAAP measure, increased 3.1% over the prior year. Same Store NOI, excluding lease termination revenue, increased 3.0% compared to 2013. The proportion of NOI from our Premier and Core Growth properties increased to 79.1% from 74.8%.

Net loss was $14.3 million in 2014, a decrease of $51.5 million compared to net income of $37.2 million in 2013, primarily as a result of gains on sales in 2013, partially offset by decreased interest expense in 2014.
Renewal spreads increased 3.8% for leases under 10,000 square feet. Renewal spreads increased 3.7% for all leases. Average gross rent at Premier and Core Growth properties increased 2.0%, and average gross rent increased 1.6% for all properties.
Retail portfolio occupancy at December 31, 2014 was 95.4%, an increase of 10 basis points. Non anchor occupancy was 94.0%, an increase of 20 basis points. Same store mall occupancy increased 10 basis points to 96.7%.
Sales per square foot at our mall properties were $394, an increase of 1.5% from 2013, including consolidated and unconsolidated properties.
A number of well-known retailers opened stores at our properties in 2014. Century 21 opened its first location outside of the New York City metropolitan area at The Gallery. The following operators also opened stores or expanded in our portfolio: UNIQLO, ULTA, Vera Bradley and Michael Kors, among others.
Descriptions of each non-GAAP measure mentioned above and the related reconciliation to the comparable GAAP measures are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”
Financing Activity
Leverage. After significant reductions in 2013 and 2012, our ratio of Total Liabilities to Gross Asset Value under our 2013 Revolving Facility decreased modestly to 47.6% as of December 31, 2014.
2014 Unsecured Term Loans. In January 2014, we entered into two senior unsecured term loans for an aggregate amount of $250.0 million. We entered into a 5 Year Term Loan Agreement with Wells Fargo Bank, National Association, U.S. Bank National Association and other financial institutions for $150.0 million, which may be expanded to $300.0 million, and a 7 Year Term Loan Agreement with Wells Fargo Bank, National Association, Capital One, National Association and other financial institutions for $100.0 million, which may be expanded to $200.0 million (collectively, the “2014 Term Loans”). We made initial borrowings of $100.0 million under the 5 Year Term Loan Agreement and $30.0 million under the 7 Year Term Loan Agreement, and used the proceeds to repay the $130.0 million then-outstanding balance under our 2013 Revolving Facility (as defined below). We expect to use the remaining $120.0 million available under the 2014 Term Loans as part of the purchase price to acquire Springfield Town Center, which is currently expected to close on or about March 31, 2015, subject to the seller meeting all closing conditions.
Mortgage Loan Activity. In June 2014, the partnership that is developing Gloucester Premium Outlets entered into a $90.0 million construction loan.
In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery, using proceeds from the transaction relating to The Gallery with Macerich.
Also, in July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to The Gallery with Macerich.
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
To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•	Raising the overall level of quality of our portfolio and of the individual properties in our portfolio;

•	Improving the operating results of our properties;

•	Taking steps to position the Company for future growth opportunities; and

•	Improving our balance sheet by reducing debt and leverage, and maintaining a solid liquidity position.
Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio
A key element of our strategy is to elevate the overall level of quality of our portfolio. We intend to accomplish this, in part, by disposing of lower productivity non-core properties and by selectively acquiring higher quality assets. We also plan to enhance the value of some of our properties (most of which are in the Core Growth group).
Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its net operating income (a non-GAAP measure; as defined below) from higher productivity properties, and one that is represented in the vicinity of a few major east coast cities. One avenue for raising the level of quality of our portfolio is to dispose of certain non-core assets, which have sales productivity or occupancy below the average for our portfolio. In 2014, we sold Nittany Mall, North Hanover Mall and South Mall. These properties had average aggregate sales per square foot of $246 and occupancy of 90.0%, which were materially less than the figures for the balance of the portfolio. We also sold our our interest in Whitehall Mall. We are also currently seeking to sell four other malls and one other retail property. We anticipate that the proposed disposition of these lower-performing properties, together with the property sales that have already closed, will result in improved operating metrics for the remaining collection of assets (other things being equal), which are indicators of the quality of our portfolio.
In addition to our strategic property disposition program, we seek to selectively acquire high quality properties to enhance our portfolio. In 2014, we entered into an agreement to acquire Springfield Town Center, a property which has been undergoing a redevelopment.
As discussed below under “—Improving the Operating Results of Our Properties,” we believe that both these dispositions and this acquisition will aid our bargaining position in lease negotiations and potentially help increase rental rates.
Redevelopment. We might also seek to improve the overall quality of our portfolio and of particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs that include the elements described below under “—Improving the Operating Results of Our Properties,” and usually require some use of capital.
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop The Gallery. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. The Gallery is in a key location in Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites. An important aspect of any redevelopment project, including the redevelopment of The Gallery, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, might be negatively affected. Tenants might be dislodged as space for the redevelopment is aggregated, which affects tenant sales and rental rates. As The Gallery is redeveloped, it is expected that occupancy, sales and NOI will continue to decrease until the newly constructed space is completed, leased and occupied.
Mall-Specific Plans. We seek to unlock value in our portfolio through a variety of targeted efforts at our properties. We believe that certain of our properties, including ones which are in trade areas around major cities or are leading properties in secondary markets, can benefit from strategic remerchandising strategies, including, for example, selective re-tenanting of certain spaces in certain properties with higher quality, better-matched tenants. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets, such as adding restaurants, making fashion and certain fashion categories the focus of the retailers at such properties, and relocating and right-sizing certain stores. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at such properties. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and net operating income. In 2014, we began executing on specific plans for substantially all of our Core Growth properties, developed plans for almost all of our other properties, and substantially completed the redevelopments of Moorestown Mall and and Washington Crown Center.

Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, entertainment options, beauty and fashion purveyors, and unique tenants like a popular upscale flea market, as well as providing amenities like children’s play areas and mall shopping smartphone apps. In 2014, a number of well-known retailers opened stores at our properties. Century 21 opened its first location outside of the New York City metropolitan area at The Gallery. The following operators also opened stores or expanded in our portfolio: UNIQLO, ULTA, Vera Bradley and Michael Kors, among others. We are also striving to add restaurants of recognized chefs and other dining options with unique concepts, as studies indicate that mall restaurant customers spend more and stay on the property longer.
Improving the Operating Results of Our Properties
We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non anchor and total occupancy in our properties. In 2014, non anchor occupancy at our Same Store Malls increased by 20 basis points to 94.5% and total occupancy at our Same Store Malls increased by 10 basis points to 96.7%. In connection with the remerchandising plans at several of our properties described above in “—Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio,” we are seeking or have obtained tenants for space in our properties that is the focus of remerchandising plans and for new space of different types such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties. In connection with these efforts, over the past two years, non anchor occupancy at our malls increased by 210 basis points and total occupancy increased by 80 basis points.
Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. As described above, in 2014, we brought Century 21, UNIQLO and others to our properties. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates.
Rental Rates and Releasing Spreads. For the year ended December 31, 2014, we generated sales per square foot of $394 from our continuing properties, an increase of 1.5% from 2013. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. In 2014, renewal spreads increased 3.8% on leases under 10,000 square feet. More than half of the near-term lease expirations in our portfolio are in the Premier and Core Growth groups of properties. Hence, we believe that there is a meaningful opportunity to increase rent and replace underperforming tenants at these properties, and potentially to increase their NOI and net asset values.
As discussed above in “—Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio,” in 2014, we sold three Non-Core malls and our interests in a partnership classified as “other retail,” and we are now seeking to dispose of four more Non-Core malls and one other partnership retail property. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them in the remaining properties.
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
We also seek to generate ancillary revenue (such as sponsorship marketing revenue and promotional income) from the properties in our portfolio. We believe that increased efforts in this area can enable us to increase the proportion of net operating income derived from ancillary revenue.
Operating Expenses and CAM Charges. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash removal. These contracts provide reasonable control, certainty and predictability. For example, we renegotiated our security contract in 2013 to better control our operating expenses in the future. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, and we expect to continue with this approach. Nevertheless, in 2014, as discussed previously, snow removal and utility expense at our properties located in the Mid Atlantic States, particularly Pennsylvania and New Jersey, were affected by a severe winter with numerous snowfalls with significant accumulation and higher electric utility rates. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
With respect to CAM charges, we have continued to offer tenants an option of fixed CAM, in contrast to the traditional pro rata CAM. Fixed CAM, while shifting some risk to us as landlord, offers tenants increased predictability of their costs, a decrease in the number of items to be negotiated in a lease thus speeding lease execution, and reduced need for detailed CAM billings, reconciliations and collections. It is taking several years for all tenants of our properties to be subject to leases with a fixed CAM provision, but we believe there is an opportunity to increase our cost recoveries.
Taking Steps to Position the Company for Future Growth Opportunities
We are taking steps to position the Company to generate future growth. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with proposals to acquire properties and to redevelop properties or to reposition properties with a mix of uses.
External Opportunities. We seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities will likely involve some use of debt or equity capital. As discussed above, in March 2014, we entered into an agreement to acquire Springfield Town Center. The redevelopment of the property, which has been underway since 2013, is nearly complete. We expect to close this acquisition on our about March 31, 2015, subject to the seller meeting all closing conditions.
We pursue development of retail and mixed use projects that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties. We seek properties in trade areas that we believe have sufficient demand , once developed, to generate cash flows that meet the financial thresholds we establish in the given environment. We manage all aspects of these undertakings, including market and trade area research, acquisition, preliminary development work, construction and leasing.
Depending on the nature of the acquisition or development opportunity, we might involve a partner, including in connection with projects involving a use other than retail. In June 2014, we initially contributed $3.2 million, representing a 25% interest, to the partnership that is developing Gloucester Premium Outlets in Gloucester Township, New Jersey (“Gloucester Premium Outlets”). The partnership used our and our partners’ initial contribution to purchase the land on which the project is currently being developed.
Organic Opportunities. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. For example, we are contemplating adding, through joint ventures, residential or lodging uses at Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as entertainment, education, health care, government and child care, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. Such uses will, we believe, increase traffic and enable us to generate additional revenue and grow the value of the property.

Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity
Leverage. In 2014, we further reduced our ratio of Total Liabilities to Gross Asset Value (as defined under the 2013 Revolving Facility) to 47.6% largely because of our strategic property disposition program, which generated proceeds that were used to pay down debt, and which, in turn, generally offset amounts borrowed in connection with various projects and acquisitions.
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
Mortgage Loan Refinancings and Repayments. We might pursue opportunities to make favorable changes to individual mortgage loans on our properties. When we refinance such loans, we might seek a new term, better rates and excess proceeds. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements. We might seek to repay certain mortgage loans in full in order to unencumber the associated properties, which enables us to increase our pool of unencumbered assets, have greater financial flexibility and obtain additional financing, like the unsecured 2013 Revolving Facility and the unsecured 2014 Term Loans.
Deployment of Capital. As discussed above under “—Taking Steps to Position the Company for Future Growth Opportunities,” our external and organic growth opportunities might require the use of capital, including debt or equity capital.
Liquidity. As of December 31, 2014, our balance sheet reflected $40.4 million in cash and cash equivalents. We believe that this amount and our net cash provided by operations, together with the available credit under the 2013 Revolving Facility and the 2014 Term Loans, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.
Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes.
CAPITAL STRATEGY
In support of the business strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity and debt investors and joint venture partners) and funding vehicles (including mortgage loans, commercial loans, sales of properties or interests in properties, and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.
In 2014, as discussed above, we entered into two unsecured term loans for an aggregate amount of $250.0 million.
In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery, using proceeds from the transaction relating to The Gallery with Macerich.
Also, in July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona, Pennsylvania (“Logan Valley Mall”) using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to The Gallery with Macerich.
Three mortgage loans with an aggregate balance of $276.8 million secured by consolidated properties are scheduled to mature in 2015, and two mortgage loans with an aggregate balance of $224.8 million secured by consolidated properties are scheduled to mature in 2016. We expect to be able to refinance these mortgage loans. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. See “Item 1A. Risk Factors” and “—Business Strategy—Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity.”

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
Capital Availability
To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we ordinarily fund most of our significant capital requirements, such as the capital for acquisitions, redevelopments and developments, through secured and unsecured indebtedness, sales of properties or interests in properties and, when appropriate, the issuance of additional debt, equity or equity-related securities.

In April 2013, we entered into the 2013 Revolving Facility, for a $400.0 million senior unsecured revolving credit facility. In January 2014, we entered into two senior unsecured term loans for an aggregate amount of $250.0 million: a five year agreement for a $150.0 million facility, expandable to $300.0 million, and a seven year agreement for a $100.0 million facility, expandable to $200.0 million. During the term of the 2013 Revolving Facility (as defined below), 2014 Term Loans (as defined below) and Letter of Credit (as defined below) (collectively, the “Credit Agreements”), certain covenants and provisions might restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.”
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of December 31, 2014, held a 97.0% controlling interest in PREIT Associates. (In connection with the pending acquisition of Springfield Town Center, we plan to issue 6,250,000 OP Units, which will reduce our controlling interest to approximately 89.2%.) We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for nine partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
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

COMPETITION
Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line stores and other tenants. We also compete to acquire land for new site development or to acquire parcels or properties to add to our existing properties. Our malls and our other retail properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail channels or formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites or sites adjacent to our properties, including institutional pension funds, other REITs and other owner-operators of retail properties. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, better cash flow and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
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
We are aware of certain past environmental matters at some of our properties. We have, in the past, investigated and, where appropriate, performed remediation of such environmental matters, but we might be required in the future to perform testing relating to these matters or to satisfy requirements for further remediation, or we might incur liability as a result of such environmental matters. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

EMPLOYEES
We had 429 employees at our properties and in our corporate office as of December 31, 2014. None of our employees are represented by a labor union.

INSURANCE
We have comprehensive liability, fire, flood, cyber liability, terrorism, extended coverage and rental loss insurance that we believe is adequate and consistent with the level of coverage that is standard in our industry. We cannot assure you, however, that our insurance coverage will be adequate to protect against a loss of our invested capital or anticipated profits, or that we will be able to obtain adequate coverage at a reasonable cost in the future.
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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2014, we had an aggregate consolidated indebtedness of $1,537.9 million, the majority of which consisted of mortgage loans secured by our properties. In 2014, we repaid $76.8 million of existing mortgage loan debts. As of December 31, 2014, $130.0 million was outstanding under the 2014 Term Loans. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $190.3 million. Our consolidated debt represented 45.2% of our total market capitalization. Under the Credit Agreements , our ratio of Total Liabilities to Gross Asset Value was 47.6%. We also had outstanding, in aggregate, $115.0 million of 8.25% Series A Preferred Shares and $86.3 million of 7.375% Series B Preferred Shares.
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
Our substantial obligations arising from our indebtedness and preferred shares could also have other negative consequences to our shareholders, including the acceleration of a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions (as our Credit Agreements do), other debt. If we fail to meet our obligations under our debt and our preferred shares, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, redevelopment and development activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse economic and market conditions, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.
In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our 2013 Revolving Facility or 2014 Term Loans, other term loan borrowings or other financing vehicles, or issue additional preferred shares. We might do so in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our Credit Agreements, which could exacerbate the risks set forth above.
If we are unable to comply with the covenants in our 2013 Revolving Facility, 2014 Term Loans and Letter of Credit (which are identical), we might be adversely affected.
The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. As of December 31, 2014, we were in compliance with all such financial covenants. Following recent property sales, the NOI from the Company’s remaining unencumbered properties is at a level such that the maximum unsecured amount that the Company may currently borrow within the Unencumbered Debt Yield covenant under the $400.0 million 2013 Revolving Facility and the $250.0 million aggregate 2014 Term Loans is an aggregate of $561.1 million. As of December 31, 2014, the Company had borrowed $130.0 million under the 2014 Term Loans and there were no amounts outstanding under the 2013 Revolving Facility (with $7.1 million pledged as collateral for a letter of credit and we entered into a second letter of credit in January 2015 in the amount of $7.9 million). We currently have an aggregate of $416.1 million available under the Credit Agreements. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders.
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
As of December 31, 2014, we had $276.8 million of indebtedness with initial maturities on or before December 31, 2015 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need $15.7 million of additional capital to complete our current active development and redevelopment projects, excluding any project we undertake at The Gallery and our share of the Gloucester Premium Outlets. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds.
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
The U.S. economy has continued to experience relatively slow job growth, and reduced or fluctuating business and consumer confidence and retail sales. These conditions have negatively affected consumer spending on retail goods. This lower demand has led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations.
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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. As of December 31, 2014, the aggregate fair value of our derivative instruments was an unrealized loss of $2.4 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. For the year ended December 31, 2014, we recorded a net loss on hedge ineffectiveness of $1.8 million in connection with our early and anticipated early repayment of variable interest rate debt. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2014, we had $302.6 million of indebtedness with variable interest rates, including the 2014 Term Loans. We have fixed the interest rates on all of our variable rate debt, including the 2014 Term Loans, using derivative instruments. We might incur additional variable rate debt in the future, through borrowings under the 2013 Revolving Facility, 2014 Term Loans or otherwise, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. For example, in January 2015, J.C. Penney Company, Inc. (“JC Penney”) announced that it is closing 40 stores, including one in a mall in our portfolio (Cumberland Mall), after closing 33 the prior year, including its store at Exton Square Mall. Also, Macy’s has announced that it will close 14 stores in 2015, and Sears Holdings, whose brands include Sears and Kmart, said that it is closing more than 200 stores. In April 2014, Sears closed its Kmart store at The Gallery. Sears has also subleased space in a few of its stores to a British retailer. We cannot assure you that there will not be additional store closings by JC Penney, Sears and Kmart, or any other anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations, particularly if the affected properties are not classified as Class A malls. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non anchor stores in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 40% of our non anchor leases expire in 2015 or 2016 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy have affected employment growth and have caused fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at some of our properties and regarding renewals of both anchor and non anchor leases. In recent years, partially because of such fluctuations and variations, we frequently renewed or entered into leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have higher percentages of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2015 and 2016, or doing so on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.
Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.
Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our new leases are continuing to incorporate terms providing for fixed CAM or caps on the rate of annual increases in CAM. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we are required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.
Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. In the first quarter of 2014, a severe winter season with numerous snowfalls with significant accumulations affected a number of our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, and caused them to incur higher snow removal expense and higher utility expense due to a spike in electricity rates. Also, in recent years, municipalities have sought to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in the specific geographic markets where our properties are located might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.
The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.
Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected retail sales, employment growth and consumer spending on retail goods. We have set our estimates of future cash flows to be generated by our properties taking into account these factors, which might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2014, 2013 and 2012, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2014, 2013 and 2012 impairment analyses resulted in noncash impairment charges on long lived assets of $19.7 million, $30.0 million and $3.8 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
Any store closings, leasing delays, lease terminations, tenant financial difficulties or tenant bankruptcies we encounter could adversely affect our financial condition and results of operations.
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Real Estate Revenue.” Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.
If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations. In the first quarter of 2015, our bad debt expense associated with tenant bankruptcies is expected to be approximately $0.5 million, with three tenants in our portfolio filing for bankruptcy protection, Radio Shack, Wet Seal and Cache.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Before 2011, we completed construction at the properties in our recent major redevelopment program. Currently, we are planning or engaged in redevelopment projects at a few of our properties, including our 50/50 joint venture to redevelop The Gallery, which is a significant project. We are also engaged in various early stage development steps at three mixed use and other projects, although we do not expect to make material investments in these projects in the short term, except some amounts that we expect will be reimbursed. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

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
Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. Also, small local and regional businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, are now able to reach a broader group of consumers and compete with a broader group of retailers, including the retailers at our properties. In certain categories, such as books, music and electronics, online retailing has become a significant proportion of total sales, and has affected retailers in those categories significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store with sales associates. Consumers are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, retailers have recently begun to experience the phenomenon of customers, who are physically present in their stores to evaluate merchandise, checking competitors’ product offerings and prices while in their stores using technology, including smart phones. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.
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
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, Pennsylvania metropolitan area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania, New Jersey or in the Mid-Atlantic region more broadly, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. In the first quarter of 2014, our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, were affected by a severe winter season with numerous snowfalls with significant accumulation.  In connection with the weather, we experienced increased snow removal expense and increased common area utility expense as a result of higher electricity expense rates. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make distributions to shareholders would be adversely affected.
We have invested and expect to invest in the future in partnerships with third parties to acquire, develop or redevelop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.
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

In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop The Gallery. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. We retained a 50% interest in The Gallery. We account for the retained 50% investment in The Gallery using the equity method of accounting.
Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of those partnership agreements, major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to resolve favorably any conflicts which arise with respect to such decisions, or we might be required to provide financial or other inducements to our partners to obtain a resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnership that owns the property, we might have certain fiduciary responsibilities to the other partners in those partnerships.
Business disagreements with partners might arise. We might incur substantial expenses in resolving these disputes. Moreover, we cannot assure you that our resolution of a dispute with a partner will be on terms that are favorable to us.

The profitability of each partnership we enter into with third parties that has short-term financing or debt requiring a balloon payment is dependent on the subsequent availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we might have to rely on other sources of short-term financing or equity contributions. Although these partnerships are not wholly-owned by us, if any obligations were recourse, we might be required to pay the full amount of any obligation of the partnership, or we might elect to pay all of the obligations of such a partnership to protect our equity interest in its properties and assets. This could cause us to utilize a substantial portion of our liquidity sources or operating funds and could have a material adverse effect on our operating results and reduce amounts available for distribution to shareholders.

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

We might be unable to effectively manage any redevelopment and development projects involving a mix of uses, or other unique aspects, such as a project located in a city rather than a suburb, which could affect our financial condition and results of operations.
The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of The Gallery, either in a partnership with another developer (like with Macerich for The Gallery) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local and state government entities. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.
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
Acquisitions of retail properties have historically been an important component of our growth strategy. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy We must also typically obtain financing on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” In 2014, we entered into an agreement to acquire Springfield Town Center. We expect to complete this acquisition on or about March 31, 2015, subject to the seller meeting all closing conditions. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. In connection with prospective acquisitions, we generally conduct a due diligence review of the target property or portfolio or investment.  While the process of due diligence is intended to provide us with an independent basis to evaluate a prospective acquisition, in some cases we might be given limited time or be given limited materials to review, or pertinent facts might not be adequately uncovered. In such cases, the decision of whether to pursue acquiring the property or portfolio might be based on insufficient, incomplete or inaccurate information, which might lead us to make acquisitions that might have additional or larger issues than we anticipated. If so, these issues might reduce the returns on our investment and affect our financial condition and results of operations. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.
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
Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future, including the pending acquisition of Springfield Town Center, include:

•
we might not achieve the expected value-creation potential, operating efficiencies, economies of scale or other benefits of such transactions, including effective execution on acquired development rights;

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
We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $25.0 million per occurrence and $25.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.
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
Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which would increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed.
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
Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should thus be divested. We consider a few properties as “non-core” and intend to dispose of them. In 2014, we sold three mall properties and our partnership interest in one other retail property. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited, particularly given current economic and retail industry conditions. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing, which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

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
Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our Credit Agreements. We face continuing challenges because the conditions in the economy have affected employment growth and have caused fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.
A significant privacy breach or IT system disruption could adversely affect our business and we might be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and intrusions. Breaches in security could expose us, our tenants or employees to a risk of loss or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, and litigation and potential liability. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant.

Our retailer tenants’ businesses require the collection, transmission and retention of large volumes of shopper and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems. The integrity and protection of that shopper and employee data is critical.  The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Retailers’ systems may not be able to satisfy these changing requirements and shopper and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten retailers’ information systems and records. A breach in the security of retailers’ information technology systems could lead to an interruption in the operation of such systems, resulting in operational inefficiencies and a loss of profits. Shoppers could further lose confidence in a retailer’s ability to protect their information, which could cause them to shop at such retailers’ stores less frequently, or to stop shopping with them altogether. Additionally, a significant theft, loss or misappropriation of, or access to, shoppers’ or other proprietary data or other breach of retailers’ information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt retailers’ operations, damage their reputations and expose them to claims from shoppers and employees, any of which could have a material adverse effect on their financial condition and results of operations. If our retailer tenants experience any of these events, the business of such retailers might be adversely affected. This could, in turn, have an adverse effect on our financial condition or results of operations.
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

(1)
There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Our Board has granted such exemptions to Cohen & Steers Capital Management, Inc. and Blackrock, Inc. Absent an exemption, this restriction might:

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
Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding OP Units. However, PREIT Associates might, from time to time, issue additional OP Units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. In connection with the pending acquisition of Springfield Town Center, we plan to issue 6,250,000 OP Units to the seller. These issuances will dilute our percentage ownership of PREIT Associates. OP Units generally do not carry a right to vote on any matter voted on by our shareholders, although OP Units might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin and Joseph F. Coradino are among the holders of these units.
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
As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who are our officers or trustees or who have become limited partners of PREIT Associates, and including the seller in connection with the pending acquisition of Springfield Town Center, against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it, and we might do so again in the future. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could interfere with our ability to execute strategic dispositions, harm our ability to address liquidity needs in the future or otherwise harm our financial condition.
Some of our officers and trustees have interests in properties that we manage and therefore might have conflicts of interest that could adversely affect our business.
We provide management, leasing and development services for partnerships and other ventures in which our officers and trustees, including Ronald Rubin, a trustee and our executive chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which the Mr. Rubin has an interest. Although we have a related party transaction policy and provision for a Special Committee of the Board of Trustees to review such transactions, our officers or trustees who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

RISKS RELATING TO OUR SECURITIES

We could face adverse consequences as a result of the actions of activist shareholders.
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies, including the Company.  Shareholders may engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes in or acquire control over the Company. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, share repurchases, or sales of assets or the entire Company.  Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company.

If a shareholder, by itself or in conjunction with other shareholders or as part of a group, engages in activist activities with respect to us, our business could be adversely affected because responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, potentially disrupting operations and diverting the attention of our Board of Trustees, senior management and employees from the execution of business strategies. In addition, perceived uncertainties as to our future direction might result in the loss of potential business opportunities and harm our ability to attract new tenants, customers and  investors. If individuals are elected to our Board of Trustees with a specific agenda, it might adversely affect our ability to effectively and timely implement our strategies and initiatives and to retain and attract experienced executives and employees. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also negatively affect our share price.

Holders of our common shares might have their interest in us diluted by actions we take in the future.
We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the Credit Agreements. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. In addition, we might contemplate acquisitions of properties or portfolios, and we might issue equity, in the form of common shares or OP Units in consideration for such acquisitions, potentially in substantial amounts, as in the case of the pending acquisition of Springfield Town Center on or about March 31, 2015, subject to the seller meeting all closing conditions. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.
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

•
Perception, by market professionals and participants, of REITs generally and REITs in the retail sector, and malls in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on retail properties in the future;

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
The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings, net operating income, funds from operations, our liquidity and capital resources, and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, net operating income, funds from operations or cash distributions are less than expected, it is likely that the market price of our common shares will decrease. These metrics might be adversely affected by the existence of preferred shares, including our existing preferred shares and additional preferred shares that we might issue.

We might change the dividend policy for our common shares in the future.
In February 2015, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2015. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
In addition, the Credit Agreements provide generally that dividends may not exceed 110% of REIT Taxable Income (as defined in the Credit Agreements) for a fiscal year, or 95% of funds from operations (unless necessary for us to maintain our status as a REIT). We must maintain our status as a REIT at all times.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 42 retail properties, of which 38 are operating properties and four are development properties. The 38 operating properties include 32 shopping malls and six other retail properties, have a total of 28.6 million square feet and are located in 11 states. We and partnerships in which we own an interest own 21.9 million square feet at these properties (excluding space owned by anchors).
There are 31 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 23.2 million square feet, of which we own 17.9 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.4 million square feet, of which 4.0 million square feet are owned by such partnerships.
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
See financial statement Schedule III for financial statement information regarding the consolidated properties.
The following tables present information regarding our retail properties. We refer to the total retail space of these properties, including anchors and non anchor stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Beaver Valley Mall, Monaca, PA	100%	1,153,797	949,027	1970/1991	96.5%	Boscov’s, JC Penney, Macy’s and Sears
Capital City Mall, Camp Hill, PA	100%	614,471	494,471	1974/2005	98.6%	JC Penney, Macy’s and Sears
Cherry Hill Mall, Cherry Hill, NJ	100%	1,306,367	827,482	1961/2009	97.2%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Crossroads Mall, Beckley, WV(6)	100%	468,214	468,214	1981	97.6%	Belk, Dick’s Sporting Goods, JC Penney and Sears
Cumberland Mall, Vineland, NJ	100%	941,684	668,454	1973/2003	93.1%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington Coat Factory, Home Depot and JC Penney(7)
Dartmouth Mall, Dartmouth, MA	100%	670,504	530,504	1971/2000	99.0%	JC Penney, Macy’s and Sears
Exton Square Mall, Exton, PA(6)	100%	1,087,728	810,260	1973/2000	97.4%	Boscov’s, K-Mart, Macy’s and Sears
Francis Scott Key Mall, Frederick, MD	100%	755,766	616,433	1978/1991	99.5%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture
Gadsden Mall, Gadsden, AL	100%	506,461	506,461	1974/1990	98.1%	Belk, JC Penney and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Jacksonville Mall, Jacksonville, NC	100%	494,472	494,472	1981/2008	99.6%	Barnes & Noble, Belk, JC Penney and Sears
Logan Valley Mall, Altoona, PA	100%	782,945	782,945	1960/1997	98.4%	JC Penney, Macy’s and Sears
Lycoming Mall, Pennsdale, PA	100%	806,788	687,050	1978/2007	98.7%	Best Buy, Bon-Ton, Burlington Coat Factory, Dick’s Sporting Goods, JC Penney, Macy’s(8) and Sears
Magnolia Mall, Florence, SC	100%	619,448	619,448	1979/2007	99.8%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney and Sears
Moorestown Mall, Moorestown, NJ	100%	1,064,083	742,883	1963/2008	95.3%	Boscov’s, Lord & Taylor, Macy’s, Regal Cinema RPX and Sears
New River Valley Mall, Christiansburg, VA	100%	463,596	463,596	1988/2007	89.0%	Belk, Dick’s Sporting Goods, JC Penney, Regal Cinemas and Sears
Palmer Park Mall, Easton, PA	100%	457,981	457,981	1972	96.2%	Bon-Ton and Boscov’s
Patrick Henry Mall, Newport News, VA	100%	716,498	432,341	1988/2005	97.4%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA	100%	947,428	732,793	1966/2009	93.6%	AMC Theater, Boscov’s, Macy’s and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	916,117	916,117	1959/2004	99.8%	JC Penney, Macy’s, Marshalls, Ross Dress for Less and Target
Uniontown Mall, Uniontown, PA(6)	100%	700,012	700,012	1972/1990	94.4%	Bon-Ton, Burlington Coat Factory, JC Penney, Sears and Teletech Customer Care
Valley Mall, Hagerstown, MD	100%	912,744	669,344	1974/1999	97.0%	Bon-Ton, JC Penney, Macy’s and Sears
Valley View Mall, La Crosse, WI	100%	629,344	374,748	1980/2001	98.9%	Barnes & Noble, Herberger’s, JC Penney, Macy’s and Sears
Viewmont Mall, Scranton, PA	100%	767,760	627,959	1968/2006	97.6%	JC Penney, Macy’s and Sears
Voorhees Town Center, Voorhees, NJ	100%	732,035	311,197	1970/2007	76.1%	Boscov’s, Macy’s, The Star Group and Voorhees Town Hall
Washington Crown Center, Washington, PA	100%	673,283	533,188	1969/1999	95.7%	Bon-Ton, Gander Mountain Sports, Macy’s and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Willow Grove Park, Willow Grove, PA	100%	1,179,314	766,193	1982/2001	98.4%	Apple, Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Wiregrass Commons, Dothan, AL	100%	634,561	302,409	1986/2008	94.6%	Belk, Burlington Coat Factory and JC Penney
Woodland Mall, Grand Rapids, MI	100%	1,169,271	444,084	1968/1998	99.6%	Apple, Barnes & Noble, JC Penney, Kohl’s, Macy’s and Sears
Wyoming Valley Mall, Wilkes-Barre, PA	100%	910,297	910,297	1971/2006	96.4%	Bon-Ton, JC Penney, Macy’s and Sears
Total consolidated mall properties		23,082,969	17,840,363		96.7%

OTHER RETAIL
Walnut/Chestnut Street, Philadelphia, Pennsylvania	100%	73,497	73,497	1910/1960	99.5%
Total consolidated retail properties		23,156,466	17,913,860		96.7%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)	A portion of the underlying land at this property is subject to a ground lease.

(7)	Includes a landlord owned store located at Cumberland Mall that the tenant has announced that it intends to close in April 2015.

(8)
Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
The Gallery at Market East, Philadelphia, PA(6)(7)	50%	1,473,688	1,473,688	1977/1990	74.4%	Burlington Coat Factory, Century 21, Commonwealth of Pennsylvania, Health Partners, and Interstate General Media
Lehigh Valley Mall, Allentown, PA	50%	1,169,409	962,117	1960/2008	97.2%	Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	611,671	223,772	1974/1997	95.2%	Macy’s and Target
POWER CENTERS
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store, Lowe’s and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	99.9%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,881	263,291	1998	100.0%	Home Depot and Weis Markets
STRIP CENTER
Springfield Park, Springfield, PA	50%	287,237	141,568	1997/1998	100.0%	Bed, Bath & Beyond, LA Fitness and Target
Total unconsolidated retail properties		5,487,602	3,998,800		89.6%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

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

(7)
The owned square feet for The Gallery includes the former Strawbridge’s department store building that is currently partially vacant. The vacant portion of the department store represents 15.9% of the owned square feet for The Gallery.

The following table sets forth our gross rent per square foot (for consolidated, unconsolidated and discontinued properties) for the five years ended December 31, 2014:

Year	Anchor Stores	Non Anchor Stores
2010(1)	$4.12	$31.72
2011(1)	4.12	31.45
2012	4.83	32.03
2013	5.36	33.02
2014	5.69	34.64

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.
LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated properties, as of December 31, 2014:

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Bed Bath & Beyond Inc.	3	112,190	0.4%
Belk, Inc.	6	540,718	1.9%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	17	27,020
Total Best Buy Co., Inc.	22	204,877	0.7%
BJ’s Wholesale Club, Inc.	2	234,761	0.8%
The Bon-Ton Stores, Inc.
Bon-Ton	6	618,630
Herberger’s	1	41,344
Total Bon-Ton Stores, Inc.	7	659,974	2.3%
Boscov’s Department Store	8	1,453,574	5.1%
Burlington Coat Factory	5	467,916	1.6%
Carmike Cinemas, Inc.
Carmike Cinemas	3	104,321
Valley Square Theater	1	20,780
Total Carmike Cinemas, Inc.	4	125,101	0.4%
Dick’s Sporting Goods, Inc.	10	461,825	1.6%
Dillard’s, Inc.	2	307,204	1.1%
Gander Mountain Co.	1	83,835	0.3%
Giant Food Stores, LLC	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	3	397,322	1.4%

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
J.C. Penney Company, Inc. (4)(5)	25	2,952,830	10.3%
Lord & Taylor	1	121,200	0.4%
Lowes, Inc.	1	163,215	0.6%
Macy’s, Inc.
Macy’s	22	3,774,640
Bloomingdale’s	1	237,537
Total Macy’s, Inc.	23	4,012,177	14.0%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	1	40,332
Total Nordstrom, Inc.	2	178,332	0.6%
Premier Cinema Corporation	1	51,412	0.2%
Regal Cinemas	4	208,173	0.7%
Sears Holdings Corporation
Sears	20	2,787,353
K-Mart	1	96,268
Total Sears Holdings Corporation	21	2,883,621	10.1%
Target Corporation	4	620,880	2.2%
Teletech Customer Care Management	1	64,964	0.2%
Weis Markets, Inc.	1	65,032	0.2%
Whole Foods, Inc.	1	65,155	0.2%
	160	16,557,546	57.8%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties.

(4)	Includes a landlord owned store located at Cumberland Mall that the tenant has announced that it intends to close in April 2015.

(5)	Includes a landlord owned store at Exton Square Mall which the tenant closed in May 2014. The tenant is obligated to pay rent through the end of the lease in May 2020.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2014:

Primary Tenant(1)	Total Stores	Annual Gross Rent(2)	Percent of PREIT’s Annual Gross Rent
L Brands, Inc.	65	$13,370	3.5%
Signet Jewelers Limited	96	11,871	3.1%
Gap, Inc.	36	11,228	2.9%
Foot Locker, Inc.	56	11,147	2.9%
J.C. Penney Company, Inc. (3) (4)	25	9,916	2.6%
American Eagle Outfitters, Inc.	33	9,285	2.4%
Sears Holding Corporation	21	6,021	1.6%
Dick's Sporting Goods, Inc.	10	5,517	1.4%
Luxottica Group S.p.A.	43	5,477	1.4%
Genesco, Inc.	57	5,371	1.4%
Ascena Retail Group, Inc.	39	5,322	1.4%
Macy's, Inc.	23	5,305	1.4%
Abercrombie & Fitch Co.	18	5,230	1.4%
Boscov's Department Store	8	4,719	1.2%
Aeropostale, Inc.	32	4,509	1.2%
The Children's Place Retail Stores, Inc.	27	4,456	1.2%
Regal Entertainment Group	4	4,422	1.1%
The Finish Line, Inc.	22	4,150	1.1%
Shoe Show, Inc.	23	4,064	1.1%
Advent CR Holdings, Inc.	16	3,950	1.0%
Total	654	$135,330	35.1%

(1)	Tenant includes all brands and concepts of the tenant.

(2)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2014.

(3)	Includes a landlord owned store located at Exton Square Mall which the tenant closed in May 2014. The tenant is obligated to pay rent through the end of the lease in May 2020.

(4)	Includes a landlord owned store located at Cumberland Mall which the tenant announced it will close in April 2015.

RETAIL LEASE EXPIRATION SCHEDULE—NON ANCHORS
The following table presents scheduled lease expirations of non anchor tenants as of December 31, 2014:

	All Tenants					Tenants in Bankruptcy(1)
For the Year Ended December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year
2014 and Prior(3)	211	524,416	$15,797	$30.12	4.6%	3,606	$126	$34.94	4.3%
2015	400	1,347,128	43,062	31.97	12.7%	28,994	647	22.31	22.2%
2016	438	1,629,483	52,502	32.22	15.4%	51,992	1,491	28.68	51.3%
2017	380	1,211,148	42,061	34.73	12.4%	13,343	524	39.27	18.0%
2018	260	1,181,478	36,879	31.21	10.9%	2,449	55	22.46	1.9%
2019	221	992,659	30,826	31.05	9.1%	837	43	51.37	1.5%
2020	123	866,470	20,649	23.83	6.1%	—	—	—	—%
2021	111	472,433	15,521	32.85	4.6%	—	—	—	—%
2022	118	549,580	18,458	33.59	5.4%	—	—	—	—%
2023	146	818,224	25,397	31.04	7.5%	1,713	23	13.43	0.8%
2024	126	589,492	21,954	37.24	6.5%	—	—	—	—%
Thereafter	68	704,690	16,375	23.24	4.8%	—	—	—	—%
Total/Average	2,602	10,887,201	$339,481	$31.18	100.0%	102,934	$2,909	$31.86	100.0%

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

(2)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2014.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2014.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2014.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2014 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total
2015 (3)	7	750,037	$3,387	$4.52	7.4%
2016	17	1,732,683	6,728	3.88	14.7%
2017	9	1,319,105	4,235	3.21	9.3%
2018	11	1,163,222	5,105	4.39	11.2%
2019	18	1,857,420	6,702	3.61	14.7%
2020 (4)	7	801,161	3,650	4.56	8.0%
2021	2	126,805	1,182	9.32	2.6%
2022	4	521,173	2,646	5.08	5.8%
2023	—	—	—	N/A	—%
2024	2	123,225	1,158	9.40	2.5%
Thereafter	9	1,119,664	10,865	9.70	23.8%
Total/Average	86	9,514,495	$45,658	$4.80	100.0%

(1)
In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2014.

(2)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

(3)	Includes a landlord owned store located at Cumberland Mall that the tenant has announced that it intends to close in 2015.

(4)	Includes a landlord owned store located at Exton Square Mall which the tenant closed in May 2014. The tenant is obligated to pay rent through the end of the lease in May 2020.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2014.
DEVELOPMENT PROPERTIES
The development portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (outlet) and one classified as “other.”
OFFICE SPACE
We lease our principal executive offices from Bellevue Associates, an entity in which our Executive Chairman, Ronald Rubin, has an interest. Collectively with members of his immediate family and affiliated entities, Ronald Rubin owns approximately a 50% interest. Total rent expense under this lease was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2014	$20.05	$17.14	$0.20
Quarter ended June 30, 2014	$18.83	$16.35	0.20
Quarter ended September 30, 2014	$21.14	$18.65	0.20
Quarter ended December 31, 2014	$24.35	$18.90	0.20
			$0.80

	High	Low	Dividend Paid
Quarter ended March 31, 2013	$19.86	$17.77	$0.18
Quarter ended June 30, 2013	$22.54	$14.20	0.18
Quarter ended September 30, 2013	$22.19	$17.71	0.18
Quarter ended December 31, 2013	$19.58	$16.61	0.20
			$0.74
As of December 31, 2014, there were approximately 2,800 holders of record of our common shares and approximately 12,700 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2015, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2015. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.
The Credit Agreements provide generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the Credit Agreements. We must maintain our status as a REIT at all times.
Units
Class A and Class B Units of PREIT Associates (“OP Units”) are redeemable by PREIT Associates at the election of the limited partner holding the OP Units at the time and for the consideration set forth in PREIT Associates’ partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, “qualifying parties” may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.
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

Issuer Purchases of Equity Securities

There were no issuer purchased of securities in the three months ended December 31, 2014.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating results:
Total revenue	$432,703	$438,678	$419,347	$419,138	$418,163
Impairment of assets	$(19,695)	$(6,304)	$—	$(24,359)	$—
Gains on sales of real estate – continuing operations	$12,699	$—	$—	$1,590	$—
Loss from continuing operations	$(14,262)	$(20,449)	$(44,319)	$(67,876)	$(75,529)
Gains on sales of discontinued operations	$—	$78,512	$947	$—	$19,094
Net (loss) income	$(14,262)	$37,213	$(42,550)	$(93,935)	$(54,363)
Dividends on preferred shares	$(15,848)	$(15,848)	$(7,984)	$—	$—
Net (loss) income attributable to PREIT common shareholders	$(29,678)	$20,011	$(48,821)	$(90,161)	$(51,927)
Loss from continuing operations per share – basic and diluted	$(0.44)	$(0.56)	$(0.92)	$(1.20)	$(1.44)
Net (loss) income per share – basic and diluted	$(0.44)	$0.31	$(0.89)	$(1.66)	$(1.04)
Impairment of assets of discontinued operations	$—	$(23,662)	$(3,805)	$(27,977)	$—
Weighted Average Common Shares Outstanding-basic and diluted	68,217	63,662	55,122	54,639	50,642

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance sheet data:
Investments in real estate, at cost	$3,285,404	$3,527,868	$3,477,540	$3,576,997	$3,587,468
Intangible assets, net	$6,452	$9,075	$8,673	$9,921	$15,787
Total assets	$2,539,703	$2,718,581	$2,877,624	$2,910,254	$3,080,117
Total debt, including debt premium and discount	$1,537,947	$1,632,650	$1,900,052	$2,162,432	$2,225,539
Noncontrolling interest	$29,279	$34,194	$38,588	$43,711	$50,257
Total equity – PREIT	$844,737	$926,452	$713,229	$544,327	$654,273

	For the Year Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Cash flow data:
Cash provided by operating activities	$145,075	$136,219	$120,324	$105,262	$116,791
Cash provided by (used in) investing activities	$31,650	$30,741	$(88,178)	$(21,772)	$81,029
Cash used in financing activities	$(170,522)	$(166,720)	$(19,954)	$(104,019)	$(229,736)
Cash distributions per share – common	$0.80	$0.74	$0.63	$0.60	$0.60

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We currently own interests in 42 retail properties, of which 38 are operating properties and four are development properties. The 38 operating properties include 32 shopping malls and six other retail properties, have a total of 28.6 million square feet and are located in 11 states. We and partnerships in which we own an interest own 21.9 million square feet at these properties (excluding space owned by anchors).
There are 31 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 23.2 million square feet, of which we own 17.9 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.4 million square feet, of which 4.0 million square feet are owned by such partnerships.
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
Our net income decreased by $51.5 million to a net loss of $14.3 million for 2014 from net income of $37.2 million for the year ended December 31, 2013. The change in our 2014 results of operations from the prior year was primarily due to $78.5 million of gains on sales of discontinued operations recorded in 2013, compared to aggregate gains on sales on interests in real estate and gains on sales of non operating real estate of $14.5 million in 2014.
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
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2014, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 38 operating retail properties and two of the four development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

The Gallery Joint Venture

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). In connection therewith, we contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests were $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

Prior to July 29, 2014, while it was still a consolidated property, we included the assets, liabilities and operating results of The
Gallery in their respective line items of our consolidated financial statements in accordance with GAAP. On and after July 29, 2014, we account for The Gallery under the equity method of accounting. Under the equity method, we report our net investment in The Gallery in the balance sheet line item entitled “Investments in partnerships, at equity,” and we report our share of the operations of the property in the line item entitled “Equity in income of partnerships.” With respect to FFO, we now calculate FFO from The Gallery in the same manner as we do for all of our unconsolidated properties. We determine our share of the property’s FFO, which is calculated by making the same adjustments to net income (determined in accordance with GAAP) as we make for our consolidated operations. As we redevelop The Gallery, operating results in the short term, as measured by sales, occupancy and net operating income, will likely be negatively affected until the newly constructed space is completed, leased and occupied.

Springfield Town Center

In March 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) to acquire Springfield Town Center in Springfield, Virginia (“Springfield Town Center”) for total consideration of: (i) an aggregate of $340.0 million (subject to customary closing proration adjustments), in the form of cash and the assumption and payoff of certain seller debt,, and (ii) 6,250,000 common units of limited partnership interest (“OP Units”) of PREIT Associates L.P., our operating partnership (the “Operating Partnership”), and, if our average share price is less than $20.00 at closing , a number of preferred units of limited partnership interest. We expect to provide the cash amount by borrowing from the amounts available under our existing Credit Agreements. In addition, the seller of Springfield Town Center may be entitled to certain additional consideration based on the value of Springfield Town Center three years after the closing date. The closing is subject to the substantial completion of the redevelopment of Springfield Town Center in accordance with plans and specifications for such redevelopment, as well as certain other customary closing conditions. We currently expect this transaction to close on or about March 31, 2015, subject to the seller meeting all closing conditions.
Pursuant to the Contribution Agreement, closing will occur after all of the conditions to closing have been satisfied or waived, on the date that is the earlier of (i) fifteen days after the later of the date on which Regal Cinemas, Dick’s Sporting Goods and at least seventy-five percent (75%) of the aggregate square footage of the in-line space of Springfield Town Center are occupied, certificates of occupancy have been issued with respect to all of the common areas of Springfield Town Center and the “grand opening” of Springfield Town Center has occurred, and (ii) March 31, 2015 (which date may be extended in certain circumstances). The “grand opening” took place on October 17, 2014.

Despite the significance of the acquisition of Springfield Town Center, we have not included separate financial statements related to Springfield Town Center in this Annual Report on Form 10-K because Springfield Town Center has been undergoing a multi-year redevelopment, during which the entire mall was demolished and rebuilt, with the exception of certain anchor stores. Accordingly, the financial statements for Springfield Town Center during the period of renovation are not reflective of Springfield Town Center’s historical or expected future performance.

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused relatively slow job growth and have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated, and in some cases, has led to bankruptcy filings. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or through sales of properties or interests in properties with values in excess of their mortgage loans and application of the excess proceeds to debt reduction, and (ii) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvement Projects and Development

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $60.5 million as of December 31, 2014.

At our development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of December 31, 2014, we had incurred $54.0 million of costs, net of impairment charges recorded in prior years, related to our activity at our consolidated development properties.
As of December 31, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated properties of $11.0 million in the form of tenant allowances and contracts with general service providers and other professional service providers.
Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2014, 2013 and 2012.
CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2014, 2013 and 2012, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 and 2013 ranged from 6.25% to 12.0% and in 2014 ranged from 5.25% to 12.5%. In 2014, as a result of our analysis, we determined that three properties had incurred impairment of assets. The fair values of the properties (Nittany Mall, North Hanover Mall and South Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements. In 2013, two properties had impairment of assets. The fair values of the properties (Chambersburg Mall and North Hanover Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements. In 2012, one property had an impairment of assets. The fair value of the property (Phillipsburg Mall) was determined based on the sale price of the property as further discussed in note 2 to our consolidated financial statements.

Nittany Mall

In 2014, we recorded an aggregate loss on impairment of assets at Nittany Mall in State College, Pennsylvania (“Nittany Mall”) of $15.5 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets when we sold the property in September 2014.
North Hanover Mall

In 2014, we recorded an aggregate loss on impairment of assets at North Hanover Mall in Hanover, Pennsylvania (“North Hanover Mall”) of $2.9 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We previously recognized losses on impairment of assets on North Hanover Mall of $6.3 million in 2013 and $24.1 million in 2011. We sold the property in September 2014.

South Mall

In 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania (“South Mall”) of $1.3 million after entering into negotiations with a potential buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold the property in June 2014.
New Accounting Developments
In 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. Under these new accounting requirements, only dispositions representing a strategic shift in operations will be presented as discontinued operations. Previously, under U.S. generally accepted accounting principles, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. These new accounting requirements require expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. We adopted these new accounting requirements prospectively. We continue to report the operations of properties sold prior to January 1, 2014 in discontinued operations.
In 2014, we sold South Mall, Nittany Mall and North Hanover Mall. We applied these new accounting requirements by reporting the results of operations of these sold properties in the continuing operations section of our consolidated statements of operations.

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements, nor have we decided upon the method of adoption.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS
Overview
Net loss for the year ended December 31, 2014 was $14.3 million, compared to net income for the year ended December 31, 2013 of $37.2 million. Our 2014 and 2013 results of operations were primarily affected by the following:

•	gains on sales of discontinued operations of $78.5 million in 2013 resulting from our sales of Christiana Center, Paxton Towne Centre, Commons at Magnolia and Orlando Fashion Square;

•
a decrease in Non Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”) of $13.4 million primarily due to properties or interests in properties sold in 2014; partially offset by

•	gains on sales of interests in real estate of $12.4 million in 2014 resulting from the sale of our interest in Whitehall Mall in Allentown, Pennsylvania (“Whitehall Mall”);

•	impairment of assets of $19.7 million in 2014 compared to impairment of assets of $30.0 million in 2013;

•	a decrease of $16.6 million in interest expense (including the effects of loss on hedge ineffectiveness) primarily due to lower overall debt balances and lower average interest rates; and

•	an increase of $7.8 million in Same Store NOI.

Net income for the year ended December 31, 2013 was $37.2 million, compared to a net loss for the year ended December 31, 2012 of $42.6 million. Our 2013 and 2012 results of operations were primarily affected by the following:

•	gains on sales of discontinued operations of $78.5 million in 2013 resulting from our sales of Christiana Center, Paxton Towne Centre, Commons at Magnolia and Orlando Fashion Square;

•
a decrease in interest expense of $26.8 million (including the effects of loss on hedge ineffectiveness of $3.4 million and accelerated amortization of deferred financing costs of $1.1 million related to the repayment of the 2010 Term Loan and two other mortgage loans) primarily due to lower overall debt balances and lower average interest rates;

•	a decrease of $7.1 million in provision for employee separation expense;

•	an increase of $6.4 million in Same Store NOI (presented using the “proportionate consolidation method;” See “—Net Operating Income”); and

•	an increase of $3.3 million in net operating income from 907 Market Street, which was acquired in April 2013; partially offset by

•	impairment of assets in 2013 of $23.7 million related to Chambersburg Mall and $6.3 million related to North Hanover Mall; and

•	an increase of $13.0 million in depreciation and amortization expense.

Occupancy
The tables below set forth certain occupancy statistics for our retail properties as of December 31, 2014, 2013 and 2012:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Retail portfolio weighted average:
Total excluding anchors	94.5%	94.1%	92.1%	92.4%	93.1%	92.6%	94.0%	93.8%	92.2%
Total including anchors	96.7%	96.4%	95.8%	89.6%	90.7%	89.7%	95.4%	95.3%	94.6%
Malls weighted average:
Total excluding anchors	94.4%	94.1%	92.1%	85.7%	91.4%	91.4%	93.4%	93.7%	92.0%
Total including anchors	96.7%	96.4%	95.8%	84.4%	88.4%	87.1%	95.1%	95.2%	94.6%
Power and Strip Center weighted average:	99.9%	N/A	N/A	100.0%	96.1%	95.1%	99.9%	96.1%	95.1%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
From 2013 to 2014, total occupancy for our retail portfolio increased 10 basis points to 95.4%, and mall occupancy decreased 10 basis points to 95.1%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2014, including anchor and non anchor space at consolidated and unconsolidated properties:

		Gross Leasable Area (“GLA”)	Average Gross Rent psf		Increase (decrease) in Gross Rent psf		Annualized Tenant Improvements
	Number		Previous	New (1)	Dollar	%	psf(2)
New Leases-Non anchor tenants less than 10,000 square feet:(3)
1st Quarter	39	81,690	N/A	$48.07	$48.07	N/A	$5.20
2nd Quarter	52	152,596	N/A	41.71	41.71	N/A	7.25
3rd Quarter	44	114,791	N/A	43.00	43.00	N/A	7.15
4th Quarter	23	43,782	N/A	51.00	51.00	N/A	5.06
Total/Average	158	392,859	N/A	$44.44	$44.44	N/A	$6.55

New Leases - Non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	2	25,971	N/A	$12.50	$12.50	N/A	$5.61
2nd Quarter	11	179,206	N/A	25.31	25.31	N/A	5.90
3rd Quarter	4	93,568	N/A	22.19	22.19	N/A	2.98
4th Quarter	2	33,622	N/A	19.41	19.41	N/A	8.83
Total/Average	19	332,367	N/A	$15.82	$15.82	N/A	$5.81

Renewal - Non anchor tenants less than 10,000 square feet:(4)
1st Quarter	48	145,510	$36.02	$38.68	$2.66	7.4%	$—
2nd Quarter	105	286,783	33.75	35.27	1.52	4.5%	—
3rd Quarter	79	188,814	39.00	40.29	1.29	3.3%	0.16
4th Quarter	110	328,863	39.75	40.61	0.86	2.2%	1.91
Total/Average	342	949,970	$37.22	$38.64	$1.42	3.8%	$0.69

Renewal - Non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	6	107,781	$16.22	$17.04	$0.82	5.1%	$—
2nd Quarter	4	124,249	17.51	18.90	1.39	7.9%	—
3rd Quarter	3	63,256	17.18	15.64	(1.54)	(9.0)%	—
4th Quarter	4	122,940	12.58	13.64	1.06	8.4%	—
Total/Average	17	418,226	$15.68	$16.38	$0.70	4.5%	$—

New Leases - Anchor Tenants:(3)
1st Quarter	1	52,055	N/A	$7.50	$7.50	N/A	$4.00
2nd Quarter	1	98,391	N/A	15.34	15.34	N/A	8.33
3rd Quarter	1	71,888	N/A	22.50	22.50	N/A	3.67
4th Quarter	0	—	N/A	—	—	N/A	—
Total/Average	3	222,334	N/A	$15.82	$15.82	N/A	$5.81

Renewal Leases - Anchor Tenants:(4)
1st Quarter	1	101,476	$2.79	$2.80	$0.01	0.4%	$—
2nd Quarter	1	77,688	2.85	2.92	0.07	2.5%	—
3rd Quarter	1	96,357	4.62	4.62	—	—%	—
4th Quarter	2	254,577	7.52	7.52	—	—%	—
Total/Average	5	530,098	$5.40	$5.42	$0.02	0.4%	$—

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes leases for reconfigured spaces and lease extensions.
See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2014, 2013 and 2012:

(in thousands of dollars)	For the Year Ended December 31, 2014	% Change 2013 to 2014	For the Year Ended December 31, 2013	% Change 2012 to 2013	For the Year Ended December 31, 2012
Results of operations:
Real estate revenue	$426,596	(1)%	$431,728	4%	$413,813
Other income	6,107	(12)%	6,950	26%	5,534
Property operating expenses	(180,427)	(1)%	(182,279)	5%	(173,130)
General and administrative expenses	(35,518)	(4)%	(36,975)	(1)%	(37,538)
Provision for employee separation expense	(4,961)	114%	(2,314)	(75)%	(9,437)
Acquisition costs and other expenses	(4,937)	247%	(1,422)	(27)%	(1,936)
Interest expense, net	(82,165)	(17)%	(98,731)	(19)%	(122,118)
Depreciation and amortization	(144,304)	2%	(140,880)	10%	(127,845)
Impairment of assets	(19,695)	212%	(6,304)	N/A	—
Equity in income of partnerships	10,569	8%	9,778	17%	8,338
Gain on sales of interests in real estate, net	12,699	N/A	—	N/A	—
Gain on sales of non operating real estate	1,774	N/A	—	N/A	—
Loss from continuing operations	(14,262)	(30)%	(20,449)	(54)%	(44,319)
Operating results from discontinued operations	—	(100)%	2,812	(39)%	4,627
Impairment of assets of discontinued operations	—	(100)%	(23,662)	NM	(3,805)
Gains on sales of discontinued operations	—	(100)%	78,512	NM	947
Income from discontinued operations	—	(100)%	57,662	NM	1,769
Net (loss) income	$(14,262)	(138)%	$37,213	187%	$(42,550)
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
Real Estate Revenue
Real estate revenue decreased by $5.1 million, or 1%, in 2014 as compared to 2013, primarily due to:

•	a decrease of $10.4 million in real estate revenue related to the July 2014 sale of a 50% partnership interest in The Gallery;

•	a decrease of $6.4 million in real estate revenue related to properties sold in 2013 and 2014; and

•	a decrease of $0.5 million in same store percentage rent, primarily due to lower sales from some tenants that paid percentage rent in 2013; partially offset by

•
an increase of $6.9 million in same store base rent due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall, Cherry Hill Mall, Woodland Mall and Exton Square Mall;

•	an increase of $3.8 million in same store expense reimbursements, following increases in snow removal expense, real estate taxes and utility expenses (see “—Operating Expenses”); and

•	an increase of $1.3 million in real estate revenue related to properties acquired in 2014.

Real estate revenue increased by $17.9 million, or 4%, in 2013 as compared to 2012, primarily due to:

•
an increase of $11.0 million in base rent, including $4.0 million related to the April 2013 acquisition of 907 Market Street, Philadelphia, Pennsylvania and $1.3 million associated with the July 2012 lease commencement date of the

Philadelphia Media Network at The Gallery. Base rent also increased due to new store openings and lease renewals with higher base rent, with notable increases at Willow Grove Park, Cherry Hill Mall and Plymouth Meeting Mall; and

•
an increase of $6.9 million in expense reimbursements, following increases in real estate tax and common area maintenance expenses (see “—Operating Expenses”). In addition, utility reimbursements increased by $1.4 million, due primarily to an increase in tenant utility billing rates at Cherry Hill Mall.

Property Operating Expenses
Property operating expenses decreased by $1.9 million, or 1%, in 2014 as compared to 2013, primarily due to:

•	a decrease of $4.9 million in property operating expenses related to the July 2014 sale of a 50% partnership interest in The Gallery;

•	a decrease of $2.4 million in property operating expenses related to properties sold in 2013 and 2014; and

•	a decrease of $1.0 million in same store marketing expenses; partially offset by

•
an increase of $2.4 million in same store non-common area utility expense as a result of a significant increase in electric rates at many of our properties in the early part of the year. The extreme cold weather during the winter of 2013-2014, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland;

•
an increase of $2.0 million in same store real estate tax expense, including a $1.2 million increase at two of our New Jersey properties due to a combination of increases in the real estate tax assessment value and the real estate tax rate;

•
an increase of $1.2 million in same store common area maintenance expense, including an increase of $1.3 million in snow removal expense. Snow removal expense in 2014 at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls with significant accumulation during the three months ended March 31, 2014; and

•	an increase of $0.5 million in property operating expenses related to properties acquired in 2014.

Property operating expenses increased by $9.1 million, or 5%, in 2013 as compared to 2012, primarily due to:

•
an increase of $7.4 million in real estate tax expense, including a $6.4 million increase at our four properties located in New Jersey, due to a combination of increases in the real estate tax assessment values and real estate tax rates; and

•
an increase of $2.4 million in common area maintenance expenses, including increases of $0.7 million related to the April 2013 acquisition of 907 Market Street, $1.0 million in snow removal expense and $0.5 million in insurance expense. Snow removal expense was higher during 2013 following a mild and dry winter during 2012 across the Mid-Atlantic states where many of our properties are located; partially offset by

•
a decrease of $0.6 million in ground rent expense, including a $0.4 million decrease at The Gallery due to the April 2013 acquisition of 907 Market Street. The acquisition of 907 Market Street included the purchase of the land under The Gallery food court which was leased from the previous owner prior to the acquisition.

Net Operating Income (“NOI”)
NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our share of revenue and property operating expenses of our partnership investments as described below, and includes real estate revenue and property operating expenses from properties included in discontinued operations, if any. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expense, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate, gains on sales of discontinued operations, impairment losses, acquisition costs and other expenses.

The following table presents NOI for the years ended December 31, 2014, 2013 and 2012. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net income (loss) calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$433,084	$(173,299)	$259,785	$419,855	$(167,877)	$251,978	$405,403	$(159,821)	$245,582
Non Same Store	41,016	(22,943)	18,073	62,082	(30,650)	31,432	79,908	(40,107)	39,801
Total	$474,100	$(196,242)	$277,858	$481,937	$(198,527)	$283,410	$485,311	$(199,928)	$285,383

	% Change 2013 to 2014		% Change 2012 to 2013
	Same Store	Total	Same Store	Total
Real estate revenue	3.2%	(1.6)%	3.6%	(0.7)%
Property operating expenses	3.2%	(1.2)%	5.0%	(0.7)%
NOI	3.1%	(2.0)%	2.6%	(0.7)%
Total NOI decreased by $5.6 million, or 2.0%, in 2014 as compared to 2013. NOI from Non Same Store properties decreased $13.4 million. This decrease was primarily due to the properties sold in 2014 which consisted of Nittany Mall, North Hanover Mall, South Mall and our 50% share of The Gallery. See the “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” discussions above for further information about property results. Same Store NOI increased $7.8 million. Lease termination revenue was $2.3 million in 2014 and $1.8 million in 2013.

Total NOI decreased by $2.0 million, or 0.7%, in 2013 as compared to 2012. Same Store NOI increased $6.4 million, offset by a $8.4 million decrease in Non Same Store NOI which was primarily due to properties sold in 2013 which consisted of Phillipsburg Mall, Paxton Towne Centre, Orlando Fashion Square, Commons at Magnolia, Christiana Center and Chambersburg Mall.  Lease termination revenue was $1.8 million in 2013 and $1.9 million and 2012.

Other Income
Other income decreased by $0.8 million, or 12%, in 2014 as compared to 2013 primarily due to a decrease in third-party management and leasing fees.
Other income increased by $1.4 million, or 26%, in 2013 as compared to 2012 primarily due to an increase of $0.7 million from historic tax credits and an increase of $0.6 million in third-party management and leasing fees.
General and Administrative Expenses
General and administrative expenses decreased by $1.5 million, or 4%, in 2014 as compared to 2013. This decrease was primarily due to a reduction of costs associated with our reduced number of employees in 2014 as compared to 2013.
General and administrative expenses decreased by $0.6 million, or 1%, in 2013 as compared to 2012. This decrease was primarily due to a decrease of $1.1 million in executive compensation and benefit costs, partially offset by a $0.5 million increase in other general and administrative expenses.
Provision for employee separation expense
Provision for employee separation expense was $5.0 million in 2014. In May 2014, George F. Rubin separated from his position as Vice Chairman of PREIT. Under the terms of Mr. Rubin’s separation agreement, which became effective in June 2014, we recorded employee separation expense of $4.1 million in 2014. In addition, we terminated the employment of certain other employees and recorded an employee separation expense of $0.9 million in connection with such terminations.

Provision for employee separation expense was $2.3 million in 2013. We recorded expense of $1.9 million in connection with the terms of the amended employment agreement with Ronald Rubin, our Executive Chairman. We also recorded $0.3 million in connection with Mr. Rubin’s 2013 restricted share award, which was amortized through June 7, 2013, the date on which Mr. Rubin became eligible to voluntarily terminate his employment agreement and receive his founder’s retirement payment, at which time such restricted shares would vest.
Provision for employee separation expense was $9.4 million in 2012.
Impairment of Assets
As further described in the “Overview” section and in note 2 to our consolidated financial statements, we recorded impairment of assets of $15.5 million, $2.9 million and $1.3 million on Nittany Mall, North Hanover Mall and South Mall, respectively, in 2014.
In 2013, we recorded impairment of assets of $6.3 million on North Hanover Mall. See also “—Discontinued Operations” for a discussion of impairment charges related to Phillipsburg Mall in Phillipsburg, New Jersey and Chambersburg Mall in Chambersburg, Pennsylvania.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $3.5 million in 2014 as compared to 2013 due to $3.0 million of acquisition costs primarily related to our entering into an agreement to acquire Springfield Town Center and $0.5 million of professional service fees incurred in 2014.

Acquisition costs and other expenses decreased by $0.5 million in 2013 as compared to 2012 primarily due to higher project costs in 2012.

Interest Expense
Interest expense decreased by $16.6 million, or 17%, in 2014 as compared to 2013. The decrease was primarily due to a $14.8 million decrease resulting from a lower overall debt balance (an average of $1,597.0 million in 2014 compared to $1,727.8 million in 2013) and a lower weighted average effective borrowing rate (5.15% for 2014 as compared to 5.57% for 2013). There was also $1.8 million of net losses on hedge ineffectiveness recorded in 2014, including $1.2 million from the early Logan Valley Mall mortgage loan repayment and $0.6 million from the early mortgage loan repayment on the loan secured by 801 Market Street, Philadelphia, Pennsylvania. 801 Market Street is part of The Gallery, and the mortgage loan was repaid in connection with the sale of a 50% interest in The Gallery. We recorded an aggregate net loss of $3.4 million on hedge ineffectiveness in 2013.
Interest expense decreased by $23.4 million, or 19%, in 2013 as compared to 2012. The decrease was primarily due to a $26.0 million decrease resulting from a lower overall debt balance (an average of $1,727.8 million in 2013 compared to $1,995.4 million in 2012) and a lower weighted average effective borrowing rate (5.57% for 2013 as compared to 6.17% for 2012). This decrease was offset by a loss on hedge ineffectiveness of $2.9 million related to a forward starting swap on the mortgage loan that had been secured by Jacksonville Mall, accelerated amortization of deferred financing costs of $1.1 million related to the repayment of our 2010 term loan and net losses on hedge ineffectiveness of $0.5 million due to the accelerated amortization in connection with the partial mortgage loan repayments at Logan Valley Mall.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.4 million, or 2%, in 2014 as compared to 2013, primarily because of:

•	an increase of $8.9 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $1.1 million associated with properties acquired in 2014; partially offset by

•	a decrease of $4.7 million related to the July 2014 sale of a 50% partnership interest in The Gallery; and

•	a decrease of $1.9 million related to properties sold in 2014.

Depreciation and amortization expense increased by $13.0 million, or 10%, in 2013 as compared to 2012, primarily because of:

•	an increase of $10.1 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $3.3 million associated with the April 2013 acquisition of 907 Market Street; partially offset by

•	a decrease of $0.3 million because certain lease intangibles at two properties purchased during 2005 became fully amortized during 2012.
Equity in Income of Partnerships
Equity in income of partnerships increased by $0.8 million, or 8%, for 2014 compared to 2013 primarily due to increased revenues of $1.3 million at our partnership properties owned during both periods, partially offset by a net loss of $0.7 million from The Gallery, which became a 50% equity method investment as a result of the transaction with Macerich in July 2014.
Equity in income of partnerships increased by $1.4 million, or 17%, for 2013 compared to 2012 primarily due to an increase in partnership revenue of $1.7 million and a decrease of $0.2 million in partnership mortgage interest, partially offset by an increase of $0.5 million in partnership property operating expenses.
Gain on Sales of Interests in Real Estate, net
Gain on sales of interests of real estate, net was $12.7 million in 2014, as a result of the following transactions:

•	a $12.4 million gain from the sale of our 50% interest in Whitehall Mall;

•	net gains of $0.8 million on sales of various completed development projects and an anchor pad during 2014; and

•	a $0.2 million gain on the sale of South Mall; offset by

•	a $0.6 million loss from the sale of a 50% interest in The Gallery; and

•	a $0.1 million loss from the combined sale of Nittany Mall and North Hanover Mall.
There was no gain on sales of interests in real estate in 2013 or 2012. See “—Results of Operations—Discontinued Operations” for a discussion of gains on sales of discontinued operations.
Gain on Sales of Non Operating Real Estate, net
Gain on sales of non operating real estate were $1.8 million from the sale of several non operating parcels in 2014.
There were no gains on sales of non operating real estate in 2013 or 2012.

Discontinued Operations
We have presented as discontinued operations the operating results of Orlando Fashion Square, Phillipsburg Mall, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

As described in note 2 to our consolidated financial statements, in 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. In accordance with these new accounting requirements, we reported the results of operations of the properties that we sold in 2014 in the continuing operations section of our consolidated statements of operations in 2014. The properties that we sold in 2014 were South Mall in Allentown, Pennsylvania, Nittany Mall in State College, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania, and the results of operations of these properties are recorded in continuing operations.

Operating results, gains on sales of discontinued operations and impairment of assets for the properties in discontinued operations for 2013 and 2012 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2013	2012
Operating results of:
Orlando Fashion Square	$330	$627
Phillipsburg Mall	(66)	(116)
Chambersburg Mall	536	908
Paxton Towne Centre	(101)	1,132
Christiana Center	1,633	1,557
Commons at Magnolia	480	519
Operating results from discontinued operations	2,812	4,627
Impairment of assets of discontinued operations	(23,662)	(3,805)
Gains on sales of discontinued operations	78,512	947
Income from discontinued operations	$57,662	$1,769
As further described in the “Overview” section and note 2 to our consolidated financial statements, we recorded $23.7 million and $3.8 million of impairment of assets on discontinued operations for 2013 and 2012, respectively.
Gains on Sales of Discontinued Operations
As noted above, pursuant to new accounting requirements we adopted, properties sold in 2014 are included in continuing operations.
Gains on sales of discontinued operations were $78.5 million in 2013 from:

•	a $40.8 million gain on sale of Christiana Center;

•	a $32.7 million gain on sale of Paxton Towne Centre;

•	a $4.3 million gain on sale of Commons at Magnolia; and

•	a $0.7 million gain on sale of Orlando Fashion Square.
Gains on sales of discontinued operations were $0.9 million in 2012 from the sale of our remaining interest in Northeast Tower Center.
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
We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, to show the effect of acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain or loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.
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
The following table presents FFO and FFO per diluted share and OP Unit, and Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2014	% Change 2013 to 2014	2013	% Change 2012 to 2013	2012
Funds from operations(1)	$129,419	6.9%	$121,101	26.7%	$95,617
Provision for employee separation expense	4,961		2,314		9,437
Acquisition costs	3,441		—		—
Loss on hedge ineffectiveness	1,761		3,409		1,162
Accelerated amortization of deferred financing costs(2)	—		1,076		690
Funds from operations, as adjusted(1)	$139,582	9.1%	$127,900	19.6%	$106,906
Funds from operations per diluted share and OP Unit(1)	$1.82	0.6%	$1.81	11.0%	$1.63
Funds from operations per diluted share and OP Unit, as adjusted(1)	$1.96	2.1%	$1.92	4.9%	$1.83
Weighted average number of shares outstanding	68,217		63,662		55,122
Weighted average effect of full conversion of OP Units	2,128		2,194		2,310
Effect of common share equivalents	696		876		1,131
Total weighted average shares outstanding, including OP Units	71,041		66,732		58,563

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

FFO was $129.4 million for 2014, an increase of $8.3 million, or 6.9%, compared to $121.1 million for 2013. This increase was primarily due to:

•
a decrease of $18.5 million in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness) resulting from lower overall debt balances and lower average interest rates; and

•	a $7.8 million increase in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”); partially offset by

•	a $13.4 million decrease in Non Same Store NOI primarily related to sold properties;

•	a $3.4 million increase in acquisition costs; and

•	a $2.6 million increase in provision for employee separation expense.

FFO per diluted share increased $0.01 per share to $1.82 per share for 2014, compared to $1.81 per share for 2013. FFO per diluted share increased due to the $8.3 million increase in FFO, offset by the weighted average effect of the 11,500,000 common shares issued in May 2013 and other common share issuances since January 1, 2012.
FFO was $121.1 million for 2013, a increase of $25.5 million, or 26.7%, compared to $95.6 million for 2012. This increase was primarily due to:

•
a decrease of $26.0 million in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness and accelerated amortization of deferred financing costs) resulting from lower overall average debt balances and lower average interest rates;

•	an increase of $6.4 million in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”);

•	a decrease of $7.1 million in provision for employee separation expense; partially offset by

•	a decrease of $8.4 million in Non Same Store NOI primarily related to sold properties;

•	an increase of $7.9 million in preferred share dividends resulting from the Series A Preferred Shares issued in April 2012 and the Series B Preferred Shares issued on October 2012.
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
Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures
The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, specifically acquisition costs, provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO, FFO per diluted share and OP Unit, Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	For the Year Ended December 31, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$426,596	$47,504	$474,100
Property operating expenses	(180,427)	(15,815)	(196,242)
Net operating income	246,169	31,689	277,858
General and administrative expenses	(35,518)	—	(35,518)
Provision for employee separation expense	(4,961)	—	(4,961)
Other income	6,107	—	6,107
Acquisition costs and other expenses	(4,937)	(397)	(5,334)
Interest expense, net	(82,165)	(10,873)	(93,038)
Depreciation of non real estate assets	(1,621)	—	(1,621)
Gains on sales of non operating real estate	1,774	—	1,774
Preferred share dividends	(15,848)	—	(15,848)
Funds from operations	109,000	20,419	129,419
Depreciation of real estate assets	(142,683)	(9,850)	(152,533)
Impairment of assets	(19,695)	—	(19,695)
Net gain on sales of interests in real estate	12,699	—	12,699
Equity in income of partnerships	10,569	(10,569)	—
Preferred share dividends	15,848	—	15,848
Net loss	$(14,262)	$—	$(14,262)

	For the Year Ended December 31, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$431,728	$40,195	$10,014	$481,937
Property operating expenses	(182,279)	(11,960)	(4,288)	(198,527)
Net operating income	249,449	28,235	5,726	283,410
General and administrative expenses	(36,975)	—	—	(36,975)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	6,950	—	—	6,950
Acquisition costs and other expenses	(1,422)	—	—	(1,422)
Interest expense, net	(98,731)	(11,084)	(1,753)	(111,568)
Depreciation on non real estate assets	(1,132)	—	—	(1,132)
Preferred share dividends	(15,848)	—	—	(15,848)
Funds from operations	99,977	17,151	3,973	121,101
Depreciation of real estate assets	(139,748)	(7,373)	(1,161)	(148,282)
Impairment of assets	(6,304)	—	—	(6,304)
Equity in income of partnerships	9,778	(9,778)	—	—
Operating results from discontinued operations	2,812	—	(2,812)	—
Impairment of assets of discontinued operations	(23,662)	—	—	(23,662)
Gains on sales of discontinued operations	78,512	—	—	78,512
Preferred share dividends	15,848	—	—	15,848
Net income	$37,213	$—	$—	$37,213

	For the Year Ended December 31, 2012
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total
Real estate revenue	$413,813	$38,452	$33,046	$485,311
Property operating expenses	(173,130)	(11,458)	(15,340)	(199,928)
Net operating income	240,683	26,994	17,706	285,383
General and administrative expenses	(37,538)	—	—	(37,538)
Provision for employee separation expense	(9,437)	—	—	(9,437)
Other income	5,534	—	—	5,534
Acquisition costs other expenses	(1,936)	(2)	—	(1,938)
Interest expense, net	(122,118)	(11,258)	(4,202)	(137,578)
Depreciation of non real estate assets	(825)	—	—	(825)
Preferred share dividends	(7,984)	—	—	(7,984)
Funds from operations	66,379	15,734	13,504	95,617
Depreciation of real estate assets	(127,020)	(7,396)	(8,877)	(143,293)
Equity in income of partnerships	8,338	(8,338)	—	—
Operating results from discontinued operations	4,627	—	(4,627)	—
Impairment of assets of discontinued operations	(3,805)	—	—	(3,805)
Gain on sale of discontinued operations	947	—	—	947
Preferred share dividends	7,984	—	—	7,984
Net loss	$(42,550)	$—	$—	$(42,550)

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2013 Revolving Facility, our 2014 Term Loans and our Letter of Credit (all as defined below and collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2014 were $72.5 million, based on distributions of $2.0625 per Series A Preferred Share, distributions of $1.8438 per Series B Preferred Share and $0.80 per common share and OP Unit. For the first quarter of 2015, we have announced a distribution of $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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
In December 2014, our universal shelf registration statement was filed with the SEC and became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of Series A Preferred Shares and in October 2012, we issued $86.3 million of Series B Preferred Shares in underwritten public offerings under our prior universal shelf registration statement. In May 2013, we issued 11,500,000 common shares in an underwritten public offering at $20.00 per share. However, in the future, we may be unable to issue securities under our shelf registration statement, or otherwise, on terms that are favorable to us, or at all.
2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates and PRI (collectively, the “Borrower” or “we”) entered into a Credit Agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). These terms also appear in the Letter of Credit (defined below). The 2013 Revolving Facility, 2014 Term Loans (defined below) and Letter of Credit (defined below) are collectively referred to as the “Credit Agreements”). All capitalized terms used in this “Liquidity and Capital Resources” section and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility, as amended.

As of December 31, 2014, there were no amounts outstanding under our 2013 Revolving Facility, $7.1 million was pledged as collateral for a letter of credit, and we entered into a second letter of credit in January 2015 in the amount of $7.9 million. Because of certain covenant restrictions, the entire borrowing capacity is not available to us. We currently have an aggregate of $416.1 million available under the 2013 Revolving Facility and the 2014 Term Loans.

Interest expense related to the 2013 Revolving Facility was $1.5 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $1.4 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at December 31, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

The unused portion of the 2013 Revolving Facility is subject to a facility fee of 0.30% per annum. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

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

The Credit Agreements are cross-defaulted with one another.

The Credit Agreements contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans and Letter of Credit.” As of December 31, 2014, the Borrower was in compliance with all such financial covenants.

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

The Borrower used the initial proceeds from the 2013 Revolving Facility to repay $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the 2010 Revolving Facility (as those terms are defined in note 4 to our consolidated financial statements).

2014 Term Loans, as amended

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of December 31, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$100.0	$30.0
Interest rate	1.61%	2.11%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $4.7 million for the year ended December 31, 2014. Deferred financing fee amortization was $0.3 million for the year ended December 31, 2014.

Under the 2014 Term Loans, there is a deferred draw feature that enables PREIT to borrow the amounts specified in each of the term loans until April 8, 2015. From the effective date until either April 8, 2015 or until the maximum amount under the respective loan is borrowed (or until the lenders’ commitments are otherwise terminated), the unused portion of the 2014 Term Loans is subject to a fee of 0.20%, in the case of the 5 Year Term Loan, and 0.35%, in the case of the 7 Year Term Loan, per annum. There is an additional commitment termination fee under the 7 Year Term Loan if the maximum amount is not borrowed before April 8, 2015.

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

The Credit Agreements contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility and 2014 Term Loans and Letter of Credit.”

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% after two years, to 1% after three years and without penalty thereafter.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2014 Term Loans immediately due and payable, and before April 8, 2015, the commitments of the lenders to make further loans, if any, under the 2014 Term Loans would terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable and, before April 8, 2015, the commitments of the lenders to make further loans will automatically terminate.

PREIT has used and may use the proceeds of the 2014 Term Loans for the repayment of debt, for property acquisitions, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

Letter of Credit for Springfield Town Center Acquisition

In connection with the agreement to acquire Springfield Town Center in March 2014, we obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association (the “Letter of Credit”). Amounts secured under the Letter of Credit are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year. The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans. We expect that the Letter of Credit will be terminated in connection with the closing of the Springfield Town Center acquisition, which we expect to occur on or about March 31, 2015, subject to the seller meeting all closing conditions.

Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit

The 2013 Revolving Facility, 2014 Term Loans and the Letter of Credit contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1 (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value;

(10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of December 31, 2014, the Borrower was in compliance with all such financial covenants. Following recent property sales, the NOI from the Company’s remaining unencumbered properties is at a level such that the maximum unsecured amount that the Company may currently borrow within the Unencumbered Debt Yield covenant, under the $400.0 million 2013
Revolving Facility and the $250.0 million aggregate 2014 Term Loans is an aggregate of $561.1 million. As of December 31, 2014, the Company had borrowed $130.0 million under the 2014 Term Loans, and there were no amounts outstanding under the 2013 Revolving Facility (with $7.1 million pledged as collateral for letters of credit).

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

Preferred Share Offerings
We have 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) outstanding and 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding. We may not redeem the Series A Preferred Shares or the Series B Preferred Shares before April 20, 2017 and October 11, 2017, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A and Series B Preferred Shares, respectively. On and after April 20, 2017 and October 11, 2017, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares or the Series B Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares and the Series B Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2013 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall(5)	78.0	5.17% fixed	December 2023

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $5.8 million subject to certain prescribed conditions.

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

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014. We repaid the loan in July 2014.

(5)	Interest only payments until March 2015. Principal and interest payments commencing in April 2015.

Other Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia,
Pennsylvania, a property that is part of The Gallery, using proceeds from the transaction relating to The Gallery with Macerich.

Also, in July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona,
Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to The Gallery with Macerich.

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

Mortgage Loans

Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to the year 2023.  Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2014. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.78% at December 31, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2014:

	Payments by Period
(in thousands of dollars)	Total	2015	2016	2017	2018-2019	Thereafter
Principal payments	$105,491	$20,923	$12,830	$12,411	$24,535	$34,792
Balloon payments	1,302,456	270,799	219,480	150,000	169,582	492,595
Total	$1,407,947	$291,722	$232,310	$162,411	$194,117	$527,387

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2014 for the periods presented:

(in thousands of dollars)	Total	2015	2016	2017	2018-2019	Thereafter
Mortgage loans	$1,407,947	$291,722	$232,310	$162,411	$194,117	$527,387
Term Loans	130,000	—	—	—	100,000	30,000
Letter of Credit	46,500	46,500	—	—	—	—
Interest on indebtedness(1)	274,434	70,576	44,832	39,362	55,502	64,162
Operating leases	8,345	2,089	1,861	1,680	2,715	—
Ground leases	2,227	167	167	167	229	1,497
Springfield Town Center Contribution Agreement (2)	340,000	340,000	—	—	—	—
Development and redevelopment commitments(3)	11,019	11,019	—	—	—	—
Total	$2,220,472	$762,073	$279,170	$203,620	$352,563	$623,046

(1)Includes payments expected to be made, including those in connection with interest rate swap agreements.
(2)We expect to use an aggregate of $340.0 million (subject to customary closing proration adjustments), in the form of cash and the assumption and payoff of certain seller debt plus 6,250,000 OP Units, and, if our average share price is less than $20.00 at closing , a number of preferred units of limited partnership interest. The Springfield Town Center closing is expected to occur on or about March 31, 2015, subject to the seller meeting all closing conditions.
(3)The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2015, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2013:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2014 Activity:
December	Gloucester Premium Outlets(1)	$1.6	LIBOR plus 1.50%	June 2018

(1)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan. The construction mortgage loan has a maximum availability of $90.0 million, of which $88.4 million is available as of December 31, 2014 (after minimum construction thresholds are achieved). Our interest in the unconsolidated entity is 25%.

In connection with the December 2014 sale of Whitehall Mall, our share of the mortgage loan secured by the property had a balance of $5.1 million that was assumed by the buyer at closing.
Interest Rate Derivative Agreements
As of December 31, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest swap rate of 1.67% on a notional amount of $327.7 million maturing on various dates through January 1, 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2014, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.
In the year ended December 31, 2014, we recorded net losses on hedge ineffectiveness of $1.8 million. As a result of our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015. As such, previously deferred losses in other comprehensive income for the period from July 2014 to March 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense during the three months ended September 30, 2014. These swaps, with an aggregate notional amount of $40.0 million, do not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We also recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from July 2014 to December 2014. These swaps are scheduled to expire by their terms in January 2019.
Also, in June 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall prior to its maturity, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and in June 2014, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.
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
As of December 31, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $2.4 million in the aggregate. The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS
Net cash provided by operating activities totaled $145.1 million for 2014 compared to $136.2 million for 2013 and $120.3 million for 2012. This increase in cash from operating activities was primarily due to the reduction in cash paid for interest and other working capital changes.
Cash flows provided by investing activities were $31.7 million for 2014 compared to cash flows used in investing activities of $30.7 million for 2013 and cash flows used in investing activities of $88.2 million for 2012. Investing activities for 2014 included $20.0 million used in acquiring street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $41.5 million and real estate improvements of $71.3 million, primarily related to tenant allowances, recurring capital expenditures and ongoing improvements at our properties, offset by proceeds of $190.4 million from the sale of South Mall in June 2014, the sale of a 50% interest in The Gallery in July 2014, the sale of Nittany Mall and North Hanover Mall in September 2014 and various sales of non-operating real estate and land parcels in the fourth quarter of 2014. Investing activities for 2013 reflected acquisitions of $60.9 million, investment in construction in progress of $36.5 million and real estate improvements of $44.8 million, primarily related to ongoing improvements at our properties.
Cash flows used in financing activities were $170.5 million for 2014 compared to cash flows used in financing activities of $166.7 million for 2013 and $20.0 million for 2012. Cash flows used in financing activities for 2014 included $130.0 million of net repayments of the 2013 Revolving Facility, the $51.0 million repayment of the mortgage loan on Logan Valley Mall and the $25.8 million repayment of the mortgage loan on 801 Market Street, dividends and distributions of $72.5 million, and principal installments on mortgage loans of $17.9 million. Cash flows used in financing activities for 2013 included a $182.0 million repayment of the 2010 Term Loan, and the repayment or paydown of $403.7 million of mortgage loans.
See note 1 to our consolidated financial statements for details regarding costs capitalized during 2014 and 2013.

COMMITMENTS
As of December 31, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $11.0 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.
ENVIRONMENTAL
We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”
COMPETITION AND TENANT CREDIT RISK
Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non anchor store and other tenants. We also compete to acquire land for new site development or to acquire parcels or properties to add to our existing properties. Our malls and our other operating properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and prime development sites or sites adjacent to our properties, including institutional pension funds, other REITs and other owner-operators of retail properties. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, better cash flow and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2014, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our 2013 Revolving Facility, our 2014 Term Loans and Letter of Credit;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to development and redevelopment activities;

•
current economic conditions and the state of employment growth and consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions and on our cash flows, and the value and potential impairment of our properties;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through joint ventures or other partnerships, through sales of properties or interests in properties, through the issuance of equity or equity-related securities if market conditions are favorable, or through other actions;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	our short- and long-term liquidity position;

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment;

•	our ability to maintain and increase property occupancy, sales and rental rates, in light of the relatively high number of leases that have expired or are expiring in the next two years;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	increases in operating costs that cannot be passed on to tenants;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors; and

•	potential dilution from any capital raising transactions or other equity issuances.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2014, our consolidated debt portfolio consisted primarily of $1,407.9 million of fixed and variable rate mortgage loans, $100.0 million borrowed under our 5 Year Term Loan which bore interest at a rate of 1.61%, and
$30.0 million borrowed under our 7 Year Term Loan which bore interest at a rate of 2.11%.
Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to the year 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2014. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.78% at December 31, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, including balloon payments, of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2015	$290,794	5.75%	$928		2.90%	(1)
2016	$231,350	5.38%	$960		2.90%	(1)
2017	$161,410	5.36%	$1,001		2.90%	(1)
2018	$11,918	4.34%	$141,699		3.01%	(1)
2019 and thereafter	$539,837	4.35%	$158,050	(2)	2.08%	(1)

(1)	Based on the weighted average interest rate in effect as of December 31, 2014.

(2)	Includes 2014 Term Loan borrowings of $130.0 million with a weighted average interest rate of 1.72% as of December 31, 2014.
At December 31, 2014, we had $302.6 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $327.7 million maturing on various dates through January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2014 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $38.1 million at December 31, 2014. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $55.2 million at December 31, 2014. As of December 31, 2014, all of our variable rate debt interest payments included in our debt portfolio were swapped to fixed interest rates. Therefore, a 100 basis point increase or decrease in interest rates would have resulted in no increase or reduction in annual interest.

Because the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2014, 2013 and 2012, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2014 and 2013, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by or Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
See “Management’s Report on Internal Control Over Financial Reporting” included before the consolidated financial statements contained in this report.

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

1.3
Purchase Agreement, dated May 1, 2013, by and among PREIT, PREIT Associates, L.P., and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities, LLC, as representatives of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report on Form 8-K filed on May 3, 2013, is incorporated herein by reference.

2.1
Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P., filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 8, 2010, is incorporated herein by reference.

2.2
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed herewith and as Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2014 and our Quarterly Report on Form 10-Q filed on August 1, 2014.

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

3.5
Second Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.1 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

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

10.4
Credit Agreement dated as of April 17, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.5
Guaranty dated as of April 17, 2013 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associate, L.P., filed as Exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.6	First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.7	Five Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.8	Five Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.9*	First Amendment to Five Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.10	Seven Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.11	Seven Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.12*	First Amendment to Seven Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.13
Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 12, 2005, is incorporated herein by reference.

10.14
Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.15
Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.16
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

10.18
Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 15, 2006, is incorporated herein by reference.

10.19
Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on March 30, 2006, is incorporated herein by reference.

10.20
Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 14, 2010, is incorporated herein by reference.

10.21
Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K filed on May 22, 2007 is incorporated herein by reference.

10.22
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

10.27
Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

10.28
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

+10.31
Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.32
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

10.34
Standstill Agreement among PREIT, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

+10.35	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.36	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.37	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.38
Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.39
Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.40
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.41	2010-2012 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2010, is incorporated herein by reference.

+10.42
Form of 2010-2012 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q, filed on April 29, 2010, is incorporated herein by reference.

+10.43	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.44
Form of 2011-2013 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.45
Form of Annual Incentive Compensation Award for PREIT’s Chief Executive Officer, the three other members of PREIT’s Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K filed on July 26, 2011, is incorporated herein by reference.

+10.46
Form of Annual Incentive Compensation Opportunity Award for Officers other than Named Executive Officers, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2011, is incorporated herein by reference.

+10.47	2012-2014 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.48
Form of 2012-2014 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.49
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Chief Executive Officer, Vice Chairman, and Chief Financial, filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on October 26, 2012, is incorporated herein by reference.

+10.50
Form of Annual Incentive Compensation Opportunity Award for Officers other than the Named Executive Officers, filed as Exhibit 10.2 to PREIT’s Quarterly Report on From 10-Q filed on October 26, 2012, is incorporated herein by reference.

+10.51	2013-2015 Restricted Share Unit Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

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

+10.57	2014-2016 Restricted Share Unit Program, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on April 25, 2014, is incorporated herein by reference.

+10.58
Form of 2014-2016 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on April 25, 2014, is incorporated herein by reference.

+10.59
Form of Annual Incentive Compensation Opportunity Award for PREIT’s Named Executive Officers filed as Exhibit 10.5 to PREIT’s Quarterly Report on From 10-Q filed on April 25, 2014, is incorporated herein by reference.

+10.60
Separation of Employment Agreement and General Release between Pennsylvania Real Estate Investment Trust, PREIT Services, L.P. and George Rubin dated as of June 13, 2014 filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on August 1, 2014, is incorporated herein by reference.

+10.61
Separation of Employment Agreement and General Release, dated October 15, 2013, by and between PREIT, PREIT Services, LLC and Edward Glickman, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.62
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.63
Registration Rights Agreement, dated as of April 28, 2003, between PREIT and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.64
Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.65
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.66
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.67
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

10.68
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.69
Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K filed on February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst and Young LLP (Independent Auditors)

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2014 and 2013. and for the three years ended December 31, 2014

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 23, 2015	By:	/s/ Joseph F. Coradino
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Executive Chairman and Trustee	February 23, 2015
Ronald Rubin

/s/ Joseph F. Coradino	Chief Executive Officer (principal executive officer)	February 23, 2015
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2015
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	February 23, 2015
Jonathen Bell

/s/ M. Walter D’Alessio	Trustee	February 23, 2015
M. Walter D’Alessio

/s/ Rosemarie Greco	Trustee	February 23, 2015
Rosemarie Greco

/s/ Leonard I. Korman	Trustee	February 23, 2015
Leonard I. Korman

/s/ Donald F. Mazziotti	Trustee	February 23, 2015
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	February 23, 2015
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 23, 2015
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 23, 2015
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 1 to the consolidated financial statements, the Company has changed its accounting for discontinued operations as of January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pennsylvania Real Estate Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 23, 2015

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2014	December 31, 2013
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,216,231	$3,450,317
Construction in progress	60,452	68,835
Land held for development	8,721	8,716
Total investments in real estate	3,285,404	3,527,868
Accumulated depreciation	(1,061,051)	(1,012,746)
Net investments in real estate	2,224,353	2,515,122
INVESTMENTS IN PARTNERSHIPS, at equity:	140,882	15,963
OTHER ASSETS:
Cash and cash equivalents	40,433	34,230
Tenant and other receivables (net of allowance for doubtful accounts of $11,929 and $13,123 at December 31, 2014 and 2013, respectively)	40,566	46,439
Intangible assets (net of accumulated amortization of $11,873 and $14,506 at December 31, 2014 and 2013, respectively)	6,452	9,075
Deferred costs and other assets	87,017	97,752
Total assets	$2,539,703	$2,718,581
LIABILITIES:
Mortgage loans payable	$1,407,947	$1,502,650
Term Loans	130,000	—
Revolving Facility	—	130,000
Tenants’ deposits and deferred rent	15,541	17,896
Distributions in excess of partnership investments	65,956	64,491
Fair value of derivative instruments	2,490	844
Accrued expenses and other liabilities	73,032	76,248
Total liabilities	1,694,966	1,792,129
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at December 31, 2014 and 2013; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2014, and 2013; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 68,801 shares at December 31, 2014 and 68,293 shares at December 31, 2013	68,801	68,293
Capital contributed in excess of par	1,474,183	1,467,460
Accumulated other comprehensive loss	(6,002)	(6,637)
Distributions in excess of net income	(721,605)	(636,939)
Total equity – Pennsylvania Real Estate Investment Trust	815,458	892,258
Noncontrolling interest	29,279	34,194
Total equity	844,737	926,452
Total liabilities and equity	$2,539,703	$2,718,581

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
REVENUE:
Real estate revenue:
Base rent	$278,896	$283,074	$272,036
Expense reimbursements	126,925	126,909	119,993
Percentage rent	5,124	5,732	5,713
Lease termination revenue	2,250	1,565	1,753
Other real estate revenue	13,401	14,448	14,318
Total real estate revenue	426,596	431,728	413,813
Other income	6,107	6,950	5,534
Total revenue	432,703	438,678	419,347
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(140,662)	(142,684)	(132,901)
Utilities	(23,993)	(22,028)	(21,838)
Other	(15,772)	(17,567)	(18,391)
Total property operating expenses	(180,427)	(182,279)	(173,130)
Depreciation and amortization	(144,304)	(140,880)	(127,845)
General and administrative expenses	(35,518)	(36,975)	(37,538)
Provision for employee separation expense	(4,961)	(2,314)	(9,437)
Acquisition costs and other expenses	(4,937)	(1,422)	(1,936)
Total operating expenses	(370,147)	(363,870)	(349,886)
Interest expense, net	(82,165)	(98,731)	(122,118)
Impairment of assets	(19,695)	(6,304)	—
Total expenses	(472,007)	(468,905)	(472,004)
Loss before equity in income of partnerships, gains on sales of real estate and discontinued operations	(39,304)	(30,227)	(52,657)
Equity in income of partnerships	10,569	9,778	8,338
Gains on sales of interests in real estate, net	12,699	—	—
Gains on sales of non-operating real estate	1,774	—	—
Loss from continuing operations	(14,262)	(20,449)	(44,319)
Discontinued operations:
Operating results from discontinued operations	—	2,812	4,627
Impairment of assets of discontinued operations	—	(23,662)	(3,805)
Gains on sales of discontinued operations	—	78,512	947
Income from discontinued operations	—	57,662	1,769
Net (loss) income	(14,262)	37,213	(42,550)
Less: net loss (income) attributed to noncontrolling interest	432	(1,354)	1,713
Net (loss) income attributable to PREIT	(13,830)	35,859	(40,837)
Less: preferred share dividends	(15,848)	(15,848)	(7,984)
Net (loss) income attributable to PREIT common shareholders	$(29,678)	$20,011	$(48,821)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2014	2013	2012
Loss from continuing operations	$(14,262)	$(20,449)	$(44,319)
Preferred dividends	(15,848)	(15,848)	(7,984)
Noncontrolling interest in continuing operations	432	729	1,778
Dividends on restricted shares	(380)	(439)	(442)
Loss from continuing operations used to calculate earnings per share – basic and diluted	$(30,058)	$(36,007)	$(50,967)
Income from discontinued operations	$—	$57,662	$1,769
Noncontrolling interest in discontinued operations	—	(2,083)	(65)
Income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$55,579	$1,704

Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(0.44)	$(0.56)	$(0.92)
Income from discontinued operations	—	0.87	0.03
Basic and diluted (loss) earnings per share	$(0.44)	$0.31	$(0.89)

(in thousands of shares)
Weighted average shares outstanding – basic	68,217	63,662	55,122
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	68,217	63,662	55,122

(1)
For the years ended December 31, 2014, 2013 and 2012, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 696, 876 and 1,131 for the years ended December 31, 2014, 2013 and 2012, respectively, is excluded from the calculation of diluted (loss) earnings per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
Comprehensive (loss) income:
Net (loss) income	$(14,262)	$37,213	$(42,550)
Unrealized (loss) gain on derivatives	(2,270)	9,647	11,370
Amortization of losses on settled swaps, net of gains	2,924	5,069	2,419
Total comprehensive (loss) income	(13,608)	51,929	(28,761)
Less: Comprehensive loss (income) attributable to noncontrolling interest	413	(1,840)	1,156
Comprehensive (loss) income attributable to PREIT	$(13,195)	$50,089	$(27,605)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2014, 2013 and 2012

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive (Income) Loss	Distributions in Excess of Net Income	Non- controlling interest
January 1, 2012	$588,038	$—	$—	$55,677	$1,047,487	$(34,099)	$(524,738)	$43,711
Net loss	(42,550)	—	—	—	—	—	(40,837)	(1,713)
Other comprehensive income	13,789	—	—	—	—	13,232	—	557
Shares issued under redemption of Operating Partnership Units	—	—	—	28	413	—	—	(441)
Shares issued under employee and trustee compensation plans, net of shares retired	(4,722)	—	—	626	(5,348)	—	—	—
Amortization of deferred compensation	11,028	—	—	—	11,028	—	—	—
Preferred Share offerings	194,231	46	35	—	194,150	—	—	—
Dividends paid to common shareholders ($0.63 per share)	(35,735)	—	—	—	—	—	(35,735)	—
Dividends paid to Series A preferred shareholders ($1.3464 per share)	(6,193)	—	—	—	—	—	(6,193)	—
Dividends paid to Series B preferred shareholders ($0.3278 per share)	(1,131)	—	—	—	—	—	(1,131)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(1,459)	—	—	—	—	—	—	(1,459)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Contributions from noncontrolling interest, net	(257)	—	—	—	—	—	—	(257)
Balance December 31, 2012	713,229	46	35	56,331	1,247,730	(20,867)	(608,634)	38,588
Net income	37,213	—	—	—	—	—	35,859	1,354
Other comprehensive income	14,716	—	—	—	—	14,230	—	486
Shares issued in 2013 public common offering, net	220,511	—	—	11,500	209,011	—	—	—
Shares issued under redemption of Operating Partnership Units	—	—	—	172	2,372	—	—	(2,544)
Shares issued under employee compensation plan, net of shares retired	566	—	—	290	276	—	—	—
Amortization of deferred compensation	8,071	—	—	—	8,071	—	—	—
Dividends paid to common shareholders ($0.74 per share)	(48,315)	—	—	—	—	—	(48,315)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,488)	—	—	—	—	—	(9,488)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.74 per unit)	(1,626)	—	—	—	—	—	—	(1,626)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Contributions from noncontrolling interest, net	(254)	—	—	—	—	—	—	(254)
Balance December 31, 2013	926,452	46	35	68,293	1,467,460	(6,637)	(636,939)	34,194
Net loss	(14,262)	—	—	—	—	—	(13,830)	(432)
Other comprehensive income	654	—	—	—	—	635	—	19
Shares issued upon redemption of Operating Partnership Units	—	—	—	7	131	—	—	(138)
Shares issued under employee compensation plan, net of shares retired	(1,362)	—	—	501	(1,863)	—	—	—
Amortization of deferred compensation	8,455	—	—	—	8,455	—	—	—
Dividends paid to common shareholders ($0.80 per share)	(54,988)	—	—	—	—	—	(54,988)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.80 per unit)	(1,703)	—	—	—	—	—	—	(1,703)
Amortization of historic tax credit	(581)	—	—	—	—	—	—	(581)
Other distributions to noncontrolling interests, net	(2,080)	—	—		—	—	—	(2,080)
Balance December 31, 2014	$844,737	$46	$35	$68,801	$1,474,183	$(6,002)	$(721,605)	$29,279

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(14,262)	$37,213	$(42,550)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	135,095	133,162	128,204
Amortization	9,505	12,903	15,951
Straight-line rent adjustments	(1,467)	(1,425)	(2,234)
Provision for doubtful accounts	1,566	1,656	1,861
Amortization of deferred compensation	8,455	8,071	11,028
Loss on hedge ineffectiveness	1,761	3,409	—
Gain on sales of real estate and discontinued operations	(14,473)	(78,512)	(947)
Equity in income of partnerships in excess of distributions	(1,675)	(2,713)	—
Amortization of historic tax credits	(2,508)	(2,494)	(1,810)
Impairment of assets and expensed project costs	20,187	30,775	5,057
Change in assets and liabilities:
Net change in other assets	3,921	(7,779)	(15,167)
Net change in other liabilities	(1,030)	1,953	20,931
Net cash provided by operating activities	145,075	136,219	120,324
Cash flows from investing activities:
Cash proceeds from sales of real estate investments	190,442	181,644	—
Investments in consolidated real estate acquisitions	(20,000)	(60,879)	—
Additions to construction in progress	(41,512)	(36,456)	(38,104)
Investments in real estate improvements	(71,346)	(44,785)	(43,543)
Additions to leasehold improvements	(1,656)	(2,062)	(881)
Investments in partnerships	(19,184)	(250)	(3,682)
Capitalized leasing costs	(5,446)	(5,261)	(5,336)
Increase in cash escrows	(2,369)	(2,682)	(1,404)
Cash distributions from partnerships in excess of equity in income	2,721	1,472	4,772
Net cash provided by (used in) investing activities	31,650	30,741	(88,178)
Cash flows from financing activities:
Borrowings from (repayments of) term loans	130,000	(182,000)	(58,000)
Net (repayments of) borrowings from revolving facilities	(130,000)	130,000	(95,000)
Proceeds from mortgage loans	—	154,692	467,750
Repayment of mortgage loans	(76,784)	(403,691)	(320,731)
Principal installments on mortgage loans	(17,919)	(16,973)	(20,311)
Payment of deferred financing costs	(1,918)	(4,035)	(1,753)
Net proceeds from issuance of common shares in public offering	—	220,511	—
Common shares issued	3,270	2,983	1,788
Net proceeds from issuance of Series A preferred shares	—	—	110,896
Net proceeds from issuance of Series B preferred shares	—	—	83,335
Repayment of Exchangeable Notes	—	—	(136,900)
Dividends paid to common shareholders	(54,988)	(48,315)	(35,735)
Dividends paid to preferred shareholders	(15,848)	(15,849)	(7,324)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,703)	(1,626)	(1,459)
Value of shares issued under equity incentive plans, net of shares retired	(4,632)	(2,417)	(6,510)
Net cash used in financing activities	(170,522)	(166,720)	(19,954)
Net change in cash and cash equivalents	6,203	240	12,192
Cash and cash equivalents, beginning of year	34,230	33,990	21,798
Cash and cash equivalents, end of year	$40,433	$34,230	$33,990

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2014, our portfolio consisted of a total of 42 properties located in 12 states and operating in 11 states, including 32 shopping malls, six other retail properties and four development properties. Two of the development properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (outlet), and one is classified as “other.” In 2014, we sold three of our wholly owned mall properties, 50% of our interest in a mall property that was previously wholly owned, and our partnership interests in one other retail property.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2014, held a 97.0% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2014, the total amount that would have been distributed would have been $49.8 million, which is calculated using our December 31, 2014 closing share price on the New York Stock Exchange of $23.46 multiplied by the number of outstanding OP Units held by limited partners, which was 2,122,215 as of December 31, 2014.
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

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2014, are recorded initially at our cost and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

•
Except for three properties that we co-manage with our partner, the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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
Statements of Cash Flows
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash and cash equivalents totaled $40.4 million and $34.2 million, respectively, and included tenant security deposits of $3.5 million and $3.8 million, respectively. Cash paid for interest, including interest related to discontinued operations in 2013 and 2012, was $76.6 million, $94.1 million and $116.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, net of amounts capitalized of $0.6 million, $0.9 million and $1.5 million, respectively.
Significant Non-Cash Transactions

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). We contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us. In connection with the transaction, we reclassified the retained assets of The Gallery of approximately $106.9 million from Operating Properties to the line item “Investments in partnerships, at equity.”

In our statement of cash flows, we show cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $140.0 million, $512.5 million and $215.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Aggregate repayments were $270.0 million, $382.5 million and $310.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In December 2012, we sold our remaining interest in Northeast Tower Center in exchange for the cancellation of a $3.8 million note payable to the buyer. We recorded a gain of $0.9 million from this sale in 2012.
Accrued construction costs decreased by $2.0 million in the year ended December 31, 2014, increased by $2.4 million in the year ended December 31, 2013 and decreased by $0.3 million in the year ended December 31, 2012, representing non-cash changes in construction in progress.
Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. We believe that our most significant and subjective accounting estimates and assumptions are those relating to asset impairment, fair value and accounts receivable reserves.
Our management makes complex or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, our management considers, among other factors, events and changes in property, market and economic conditions, estimated future cash flows from property operations, and the risk of loss on specific accounts or amounts.

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $1.5 million, $1.4 million and $2.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2014 and 2013 were $23.7 million and $26.5 million, respectively.
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
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2014 and 2013, our accounts receivable included accrued income of $3.4 million and $7.7 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.
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
Fair Value
Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under relevant accounting authority.
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
Financial Instruments
Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2013 Revolving Facility approximate fair value due to the short-term nature of these instruments. All of our variable rate debt is subject to interest rate derivative instruments that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.
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
The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists, and the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, the carrying value is written down to its fair value.
In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2012 and 2013 ranged from 6.25% to 12.0% and in 2014 ranged from 5.25% to 12.5%. In 2014, three properties had triggering events that required further review for impairment. The fair values of the properties (Nittany Mall, North Hanover Mall and South Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2. In 2013, two properties had triggering events that required further review for impairment. The fair values of the properties (Chambersburg Mall and North Hanover Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2. In 2012, one property had a triggering event that required further review for impairment. The fair value of the property (Phillipsburg Mall) was determined based on the sale price of the property as further discussed in note 2.

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
We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2014. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.
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

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of both December 31, 2014 and 2013 included $5.7 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.
Changes in the carrying amount of goodwill for the three years ended December 31, 2014 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Divestitures	Total
Balance, January 1, 2012	$12,877	$(1,073)	$(4,648)	$—	$7,156
Changes in goodwill	—	—	—	—	—
Balance, December 31, 2012	12,877	(1,073)	(4,648)	—	7,156
Changes in goodwill	—	—	—	(1,494)	(1,494)
Balance, December 31, 2013	12,877	(1,073)	(4,648)	(1,494)	5,662
Changes in goodwill	—	—	—	—	—
Balance, December 31, 2014	$12,877	$(1,073)	$(4,648)	$(1,494)	$5,662

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
We allocate purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.
The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2014 and 2013:

(in thousands of dollars)	As of December 31, 2014	As of December 31, 2013
Value of in-place lease intangibles	$699	$3,151
Above-market lease intangibles	91	262
Subtotal	790	3,413
Goodwill	5,662	5,662
Total intangible assets	$6,452	$9,075
Below-market lease intangibles	$(2,045)	$(4,815)

Net amortization of in-place lease intangibles was $1.6 million, $1.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Amortization of above-market and below-market lease intangibles increased revenue by $1.0 million, $1.0 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net
2015	285	(291)
2016	151	(246)
2017	95	(155)
2018	72	(153)
2019	58	(137)
2020 and thereafter	38	(972)
Total	$699	$(1,954)

Assets Classified as Held for Sale
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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
Development/Redevelopment:
Salaries and benefits	$1,162	$1,059	$805
Real estate taxes	$4	$4	$277
Interest	$604	$874	$1,549
Leasing:
Salaries, commissions and benefits	$5,446	$5,261	$5,336

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
The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate for the years ended December 31, 2014 and 2013:

(in millions of dollars)	As of December 31, 2014	As of December 31, 2013
Aggregate cost basis for federal income tax purposes	$3,340.2	$3,710.1
Aggregate depreciated basis for federal income tax purposes	$2,362.2	$2,692.9
We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2014, 2013 and 2012, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Ordinary income	$0.11	$—	$—
Non-dividend distributions	0.69	0.74	0.63
	$0.80	$0.74	$0.63

The per share distributions paid to Series A preferred shareholders and Series B preferred shareholders had the following components for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Series A Preferred Share Dividends
Ordinary income	$2.06	$1.96	$—
Non-dividend distributions	—	0.10	1.35
	$2.06	$2.06	$1.35

Series B Preferred Share Dividends
Ordinary income	$1.84	$1.75	$—
Non-dividend distributions	—	0.09	0.33
	$1.84	$1.84	$0.33
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
PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2014, 2013 and 2012. We had net deferred tax assets of $22.7 million and $8.7 million for the years ended December 31, 2014 and 2013, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined using the effective interest method in the case of costs associated with mortgage loans, or on a straight line basis in the case of costs associated with our 2013 Revolving Facility, 2014 Term Loans and Letter of Credit (see note 4).
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2014, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Operating Partnership Unit Redemptions
Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.
Share-Based Compensation Expense
Share based payments to employees and non-employee trustees, including grants of restricted shares and share options, are valued at fair value on the date of grant, and are expensed over the applicable vesting period.
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
New Accounting Developments
In 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. Under these new accounting requirements, only dispositions representing a strategic shift in operations will be presented as discontinued operations. Previously, under U.S. generally accepted accounting principles, companies that sold a single investment property were generally required to report the sale as a discontinued operation, which required the companies to reclassify earnings from continuing operations for all periods presented. These new accounting requirements require expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.
In 2014, we sold South Mall in Allentown, Pennsylvania (“South Mall”), Nittany Mall in State College, Pennsylvania (“Nittany Mall”), and North Hanover Mall in Hanover, Pennsylvania (“North Hanover Mall”). We applied these new accounting requirements by reporting the results of operations of these sold properties in the continuing operations section of our consolidated statements of operations.

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements, nor have we decided upon the method of adoption.

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2014 and 2013 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2014	2013
Buildings, improvements and construction in progress	$2,843,326	$3,049,758
Land, including land held for development	442,078	478,110
Total investments in real estate	3,285,404	3,527,868
Accumulated depreciation	(1,061,051)	(1,012,746)
Net investments in real estate	$2,224,353	$2,515,122
Impairment of Assets
During the years ended December 31, 2014, 2013, and 2012, we recorded asset impairment losses of $19.7 million, $30.0 million and $3.8 million, respectively. Such impairment losses are recorded in either “Impairment of assets” or “Impairment of assets of discontinued operations” based upon the classification of the property in the consolidated statements of operations. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
Nittany Mall(1)	$15,495	$—	$—
North Hanover Mall(1)	2,900	6,304	—
South Mall(1)	1,300	—	—
Chambersburg Mall(2)	—	23,662	—
Phillipsburg Mall(2)	—	—	3,805
Total Impairment of Assets	$19,695	$29,966	$3,805
(1) Impairment of assets of this property is recorded in continuing operations.
(2) Impairment of assets of this property is recorded in discontinued operations.

Nittany Mall

In 2014, we recorded an aggregate loss on impairment of assets at Nittany Mall of $15.5 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets when we sold the property in September 2014.
North Hanover Mall

In 2014, we recorded an aggregate loss on impairment of assets at North Hanover Mall of $2.9 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We previously recognized losses on impairment of assets on North Hanover Mall of $6.3 million in 2013 and $24.1 million in 2011. We sold the property in September 2014.

South Mall

In 2014, we recorded a loss on impairment of assets at South Mall of $1.3 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold the property in June 2014.

Chambersburg Mall

In 2013, we recorded a loss on impairment of assets at Chambersburg Mall in Chambersburg, Pennsylvania of $23.7 million. During the third quarter of 2013, we entered into negotiations with a potential buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded to be a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Chambersburg Mall were less than the carrying value of the property, and recorded an impairment loss. We recorded the loss on impairment of assets in discontinued operations in the third quarter of 2013 and sold this property in the fourth quarter of 2013.
Phillipsburg Mall

In 2012, we recorded a loss on impairment of assets on Phillipsburg Mall in Phillipsburg, New Jersey of $3.8 million. The amount of the impairment loss was determined based on the sale price of the property. We previously recognized a loss on impairment of assets on Phillipsburg Mall of $28.0 million in 2011. We sold this property in the first quarter of 2013.
Discontinued Operations
We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

In 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. We applied these new accounting requirements by reporting the results of operations of the properties that we sold in 2014 in the continuing operations section of our consolidated statements of operations in 2014. The properties that we sold in 2014 were South Mall, Nittany Mall, and North Hanover Mall, and the results of operations of these properties are recorded in continuing operations.
The following table summarizes revenue and expense information for the years ended December 31, 2013 and 2012 for our discontinued operations:

	For the year ended December 31,
(in thousands of dollars)	2013	2012
Real estate revenue	$10,014	$33,046
Expenses:
Operating expenses	(4,288)	(15,340)
Depreciation and amortization	(1,161)	(8,877)
Interest expense	(1,753)	(4,202)
Total expenses	(7,202)	(28,419)
Operating results from discontinued operations	2,812	4,627
Impairment of assets of discontinued operations	(23,662)	(3,805)
Gains on sales of discontinued operations	78,512	947
Income from discontinued operations	$57,662	$1,769

Acquisitions

In April 2013, we acquired a building located contiguous to The Gallery for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions
The table below presents our dispositions since January 1, 2013:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2014 Activity:
June	South Mall Allentown, Pennsylvania	Mall	10.1%	$23.6	$0.2
July	The Gallery at Market East Philadelphia, PA	Mall (50% interest)(1)	5.1%	106.8	(0.6)
September	North Hanover Mall, Hanover, Pennsylvania and Nittany Mall State College, Pennsylvania	Two malls (single combined transaction)	North Hanover Mall 11.0% Nittany Mall 16.2%	32.3	(0.1)
2013 Activity:
January	Phillipsburg Mall, Phillipsburg, New Jersey	Mall(2)	9.8%	11.5	—
	Paxton Towne Centre, Harrisburg, Pennsylvania	Power center(3)(4)	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida	Mall(5)	9.8%	35.0	0.7
September	Commons at Magnolia, Florence, South Carolina	Strip center(6)	8.9%	12.3	4.3
	Christiana Center, Newark, Delaware	Power center(3)(6)(7)	6.5%	75.0	40.8
November	Chambersburg Mall, Chambersburg, Pennsylvania	Mall(8)	NM(9)	8.5	—

(1)
We entered into a 50/50 joint venture with Macerich to redevelop The Gallery. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. Net proceeds after closing costs from the sale of the interests were $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

(2)
We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this property, which secured a portion of our 2010 Credit Facility (as defined in note 4).

(3)	We divested goodwill of $0.7 million and $0.8 million in connection with the dispositions of Paxton Towne Centre and Christiana Center, respectively.

(4)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property.

(5)	We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this property, which secured a portion of our 2010 Credit Facility.

(6)
We used combined proceeds from the sales of these properties to repay $35.0 million of amounts outstanding under our 2013 Revolving Facility and we used the remaining proceeds for general corporate purposes.

(7)	The buyer of this property assumed the $49.2 million mortgage loan secured by this property.

(8)	We used proceeds from the sale of this property for general corporate purposes.

(9)	The capitalization rate was not meaningful in the context of this transaction.

Dispositions – Other Activity

In the fourth quarter of 2014, we sold an anchor pad, outparcels and undeveloped land for an aggregate sales price of $9.9 million. We recorded net gains on sales of interests in real estate of $0.7 million and a net gain on sales on non operating real estate of $1.8 million on these transactions.

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

Development Activities
As of December 31, 2014 and 2013, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2014 and 2013:

	As of December 31,
(in millions of dollars)	2014	2013
Construction in progress	$60.5	$68.8
Land held for development	8.7	8.7
Deferred costs and other assets	1.3	1.1
Total capitalized construction and development activities	$70.5	$78.6
As of December 31, 2014, we had $0.1 million of refundable deposits on land and building purchase contracts.

3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2014 and 2013:

	As of December 31,
(in thousands of dollars)	2014	2013
ASSETS:
Investments in real estate, at cost:
Retail properties	$654,024	$416,964
Construction in progress	41,919	2,298
Total investments in real estate	695,943	419,262
Accumulated depreciation	(190,100)	(169,369)
Net investments in real estate	505,843	249,893
Cash and cash equivalents	15,229	15,327
Deferred costs and other assets, net	37,274	19,474
Total assets	558,346	284,694
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	383,190	398,717
Other liabilities	34,314	9,667
Total liabilities	417,504	408,384
Net equity (deficit)	140,842	(123,690)
Partners’ share	74,663	(66,325)
Company’s share	66,179	(57,365)
Excess investment(1)	8,747	8,837
Net investments and advances	$74,926	$(48,528)

Investment in partnerships, at equity	$140,882	$15,963
Distributions in excess of partnership investments	(65,956)	(64,491)
Net investments and advances	$74,926	$(48,528)

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(in thousands of dollars)	2014	2013	2012
Real estate revenue	$95,643	$81,020	$77,533
Expenses:
Operating expenses	(32,992)	(24,104)	(23,023)
Interest expense	(21,805)	(22,228)	(22,573)
Depreciation and amortization	(19,521)	(14,401)	(14,447)
Total expenses	(74,318)	(60,733)	(60,043)
Net income	21,325	20,287	17,490
Less: Partners’ share	(10,637)	(10,096)	(8,738)
Company’s share	10,688	10,191	8,752
Amortization of excess investment	(119)	(413)	(414)
Equity in income of partnerships	$10,569	$9,778	$8,338

Acquisitions

In June 2014, we contributed $3.2 million, representing a 25% interest, to the partnership that is developing Gloucester
Premium Outlets in Gloucester Township, New Jersey. The partnership used our and our partners’ contribution to purchase the land on which the property will be developed.
Dispositions
In December 2014, we sold our 50% interest in Whitehall Mall in Allentown, Pennsylvania for $14.9 million representing a capitalization rate of 7.0%, and we recorded a gain on sale of interests in real estate of $12.4 million. In connection with the sale of Whitehall Mall, our share of the mortgage loan secured by the property had a balance of $5.1 million that was assumed by the buyer at closing.
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop The Gallery. The results of operations of The Gallery have been recorded as an equity method investment after the July 29, 2014 transaction with Macerich (as further described in note 2).
Financing Activity of Unconsolidated Properties
Mortgage loans, which are secured by eight of the partnership properties (including two properties under development), are due in installments over various terms extending to the year 2023. Five of the mortgage loans bear interest at a fixed interest rate and three of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 5.00% to 5.88% and had a weighted average interest rate of 5.51% at December 31, 2014. The variable interest rate mortgage loans have interest rates that range from 1.66% to 3.26% and had a weighted average interest rate of 3.18% at December 31, 2014. The weighted average interest rate of all partnership mortgage loans was 5.08% at December 31, 2014. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2015	$3,263	$35,221	$38,484	$77,015
2016	2,805	—	2,805	5,658
2017	2,925	3,283	6,208	14,085
2018	3,030	402	3,432	7,669
2019	3,202	—	3,202	6,404
2020 and thereafter	5,998	130,181	136,179	272,359
	$21,223	$169,087	$190,310	$383,190

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and that is included in the amounts above. Summarized financial information as of or for the years ended December 31, 2014 and 2013 for this property, which is accounted for by the equity method, is as follows:

	As of or for the year ended December 31,
(in thousands of dollars)	2014	2013
Total assets	$51,703	$55,592
Mortgage payable	131,394	133,542
Revenues	36,605	35,628
Property operating expenses	10,027	9,817
Interest expense	7,839	7,962
Net income	14,932	14,515
PREIT’s share of equity in income of partnership	7,466	7,258

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2013:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2014 Activity:
December	Gloucester Premium Outlets	$1.6	LIBOR plus 1.50%	June 2018

(1)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan. The construction mortgage loan has a maximum availability of $90.0 million, of which $88.4 million is available as of December 31, 2014 (after minimum construction thresholds are achieved). Our interest in the unconsolidated entity is 25%.

4. FINANCING ACTIVITY
2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates and PRI (collectively, the “Borrower” or “we”) entered into a Credit Agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. The 2013 Revolving Facility replaced the previously existing 2010 Credit Facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (as defined below). These same terms also appear in the Letter of Credit (as defined below). The 2013 Revolving Facility, 2014 Term Loans and Letter of Credit are

collectively referred to as the “Credit Agreements.” All capitalized terms used in this note 4 and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of December 31, 2014, there were no amounts outstanding under our 2013 Revolving Facility, $7.1 million was pledged as collateral for a letter of credit, and we entered into a second letter of credit in January 2015 in the amount of $7.9 million. Because of certain covenant restrictions, the entire borrowing capacity is not available to us. We currently have an aggregate of $416.1 million available under the 2013 Revolving Facility and 2014 Term Loans.

Interest expense related to the 2013 Revolving Facility was $1.5 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $1.4 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at December 31, 2014 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

The unused portion of the 2013 Revolving Facility is subject to a facility fee of 0.30% per annum. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

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

The Credit Agreements are cross-defaulted with one another.

The Credit Agreements contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit.” As of December 31, 2014, the Borrower was in compliance with all such financial covenants.

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

The Borrower used the initial proceeds from the 2013 Revolving Facility to repay $97.5 million outstanding under the 2010 Term Loan and $95.0 million outstanding under the 2010 Revolving Facility (as these terms are defined below in this note 4).

2014 Term Loans, as amended

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

The table set forth below presents the amount outstanding, interest rate (inclusive of the LIBOR spread) in effect and the maturity dates of the 2014 Term Loans as of December 31, 2014:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$100.0	$30.0
Interest rate	1.61%	2.11%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $4.7 million for the year ended December 31, 2014. Deferred financing fee amortization was $0.3 million for the year ended December 31, 2014.

Under the 2014 Term Loans, there is a deferred draw feature that enables PREIT to borrow the amounts specified in each of the term loans until April 8, 2015. From the effective date until April 8, 2015 or until the maximum amount under the respective loan is borrowed (or until the lenders’ commitments are otherwise terminated), the unused portion of the 2014 Term Loans is subject to a fee of 0.20%, in the case of the 5 year Term Loan, and 0.35%, in the case of the 7 Year Term Loan, per annum. There is an additional commitment termination fee under the 7 Year Term Loan if the maximum amount is not borrowed before April 8, 2015.

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

The Credit Agreements contain certain affirmative and negative covenants which are identical and are described in detail below in the section “Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit.”

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% after two years, to 1% after three years and without penalty thereafter.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2014 Term Loans immediately due and payable, and before the one year anniversary of the effective date, the commitments of the lenders to make further loans, if any, under the 2014 Term Loans would terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable and, before April 8, 2015, the commitments of the lenders to make further loans will automatically terminate.

PREIT has used and may use the proceeds of the 2014 Term Loans for the repayment of debt, for the payment of development or redevelopment costs and for working capital and general corporate purposes.

Letter of Credit for Springfield Town Center Acquisition

In connection with the Contribution Agreement (see note 11) to acquire Springfield Town Center, in March 2014, we obtained a $46.5 million letter of credit from Wells Fargo Bank, National Association (the “Letter of Credit”). Amounts secured under the Letter of Credit are subject to a fee per annum, depending on PREIT’s leverage. The initial fee in effect is 1.15% per annum. The Letter of Credit initially expires in July 2015 and may be extended up to one year. The Letter of Credit is subject to covenants that are identical to those contained in the 2013 Revolving Facility and the 2014 Term Loans. We expect that the Letter of Credit will be terminated in connection with the closing of the Springfield Town Center acquisition, which we expect to occur on or about March 31, 2015, subject to the seller meeting all closing conditions.

Identical covenants contained in the 2013 Revolving Facility, 2014 Term Loans and Letter of Credit

The Credit Agreements contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (4) minimum Unencumbered Debt Yield of 12.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of December 31, 2014, the Borrower was in compliance with all such financial covenants. Following recent property sales, the NOI from the Company’s remaining unencumbered properties is at a level such that the maximum unsecured amount that the Company may currently borrow within the Unencumbered Debt Yield covenant under the $400.0 million 2013
Revolving Facility and the $250.0 million aggregate 2014 Term Loans, is an aggregate of $561.1 million. As of December 31, 2014, the Company had borrowed $130.0 million under the 2014 Term Loans and there were no amounts outstanding under the 2013 Revolving Facility (with $7.1 million pledged as collateral for letters of credit).

2010 Credit Facility

Prior to the 2013 Revolving Facility, which became effective in April 2013, we had a secured credit facility consisting of a revolving line of credit with a capacity of $250.0 million (the “2010 Revolving Facility”) and term loans with an aggregate balance prior to repayment of $97.5 million (collectively, the “2010 Term Loan” and, together with the 2010 Revolving Facility, the “2010 Credit Facility”).
Interest expense related to the 2010 Revolving Facility was $0.4 million and $2.6 million for the years ended December 31, 2013, and 2012, respectively, excluding non-cash amortization of deferred financing fees.
The weighted average effective interest rates based on amounts borrowed under the 2010 Term Loan for 2013 and 2012 were 3.95% and 4.82%, respectively. Interest expense excluding non-cash amortization and accelerated amortization of deferred financing fees related to the 2010 Term Loan was $2.4 million and $14.4 million 2013 and 2012, respectively.
Deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2013 and 2012 was $0.8 million and $3.5 million, respectively. Accelerated deferred financing fee amortization associated with the 2010 Credit Facility for the years ended December 31, 2013 and 2012 was $0.9 million and $0.7 million, respectively, in connection with permanent paydowns of the 2010 Term Loan of $182.0 million and $58.0 million for the years ended December 31, 2013 and 2012, respectively.
Mortgage Loans
Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to the year 2023.  Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at December 31, 2014. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2014. The weighted average interest rate of all consolidated mortgage loans was 4.78% at December 31, 2014. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2014:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2015	$20,923	$270,799	$291,722
2016	12,830	219,480	232,310
2017	12,411	150,000	162,411
2018	12,085	141,532	153,617
2019	12,450	28,050	40,500
2020 and thereafter	34,792	492,595	527,387
	$105,491	$1,302,456	$1,407,947
The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2014 and 2013 are as follows:

	2014		2013
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,407.9	$1,415.5	$1,502.7	$1,467.9
The mortgage loans contain various customary default provisions. As of December 31, 2014, we were not in default on any of the mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2013 Activity:
February	Francis Scott Key Mall(1)(2)	$62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(3)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(4)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall(5)	78.0	5.17% fixed	December 2023

(1)	Interest only payments.

(2)	The mortgage loan may be increased by $5.8 million subject to certain prescribed conditions.

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

(4)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014. We repaid the loan in July 2014.

(5)	Interest only payments until March 2015. Principal and interest payments commencing in April 2015.

Other Mortgage Loan Activity

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia,
Pennsylvania, a property that is part of The Gallery, using proceeds from the transaction relating to The Gallery with Macerich.

Also in July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona,

Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to The Gallery with Macerich.

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
Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $3.4 million will be reclassified as an increase to interest expense in connection with derivatives.
Interest Rate Swaps
As of December 31, 2014, we had entered into 12 interest rate swap agreements with a weighted average interest swap rate of 1.67% on a notional amount of $327.7 million maturing on various dates through January 1, 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2014, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the year ended December 31, 2014, we recorded net losses on hedge ineffectiveness of $1.8 million. As a result of our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015. As such, previously deferred losses in other comprehensive income for the period from July 2014 to March 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense during the three months ended September 30, 2014. These swaps, with an aggregate notional amount of $40.0 million, do not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We also recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from July 2014 to December 2014. These swaps are scheduled to expire by their terms in January 2019.

Also, in June 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall prior to its maturity, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million in the three months ended June 30, 2014. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and in June 2014, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.

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
Accumulated other comprehensive income (loss) as of December 31, 2014 includes a net loss of $2.5 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.
The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at December 31, 2014 and 2013. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at December 31, 2014(1)	Fair Value at December 31, 2013(1)	Interest Rate	Maturity Date
Interest Rate Swaps
25.0	$(0.2)	$(0.3)	1.10%	July 31, 2016
28.1	(0.4)	(0.5)	1.38%	January 2, 2017
34.0	0.1	0.2	3.72%	December 1, 2017
7.6	—	0.1	1.00%	January 1, 2018
55.0	—	0.2	1.12%	January 1, 2018
48.0	—	0.2	1.12%	January 1, 2018
30.0	(0.4)	N/A	1.78%	January 2, 2019
20.0	(0.3)	N/A	1.78%	January 2, 2019
20.0	(0.3)	N/A	1.78%	January 2, 2019
20.0	(0.3)	N/A	1.79%	January 2, 2019
20.0	(0.3)	N/A	1.79%	January 2, 2019
20.0	(0.3)	N/A	1.79%	January 1, 2019
	$(2.4)	$(0.1)

(1)
As of December 31, 2014 and December 31, 2013, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy and we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,			Consolidated Statements of Operations Location
	2014	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(1.9)	$8.2	$(3.8)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	4.3	9.9	18.8	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(1.8)	(3.4)	(1.2)	Interest expense
Credit-Risk-Related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2014, we were not in default on any of our derivative obligations.
We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2014, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $2.4 million. If we had breached any of the default provisions in these agreements as of December 31, 2014, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $2.8 million. We had not breached any of these provisions as of December 31, 2014.
7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.1 million for the year ended December 31, 2014, and $1.0 million for each of the years ended December 31, 2013 and 2012.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2014, 2013 and 2012, approximately 30,000, 29,000 and 44,000 shares, respectively, were purchased for total consideration of $0.5 million for the year ended December 31, 2014 and $0.4 million for each of the years ended December 31, 2013 and 2012. We recorded expense of $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, related to the share purchase plan.

8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2014, we make share based compensation awards using our Second Amended and Restated 2003 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2012. Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.
For the years ended December 31, 2014, 2013 and 2012, we recorded aggregate compensation expense for share based awards of $8.5 million (including $1.5 million of accelerated amortization relating to employee separation), $7.3 million (including $0.7 million of accelerated amortization relating to employee separation) and $11.1 million, (including $2.1 million of accelerated amortization related to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For each of the years ended December 31, 2014, 2013 and 2012, we capitalized compensation costs related to share based awards of $0.1 million.
2003 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Second Amended and Restated 2003 Equity Incentive Plan (the “2003 Equity Incentive Plan”) (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,454,626 as of December 31, 2014. Other than a portion of the 2012 annual awards to trustees, the share based awards described below in this section were all made under the 2003 Equity Incentive Plan.
Restricted Shares
The aggregate fair value of the restricted shares that we granted to our employees in 2014, 2013 and 2012 was $4.3 million, $4.1 million and $6.2 million, respectively. As of December 31, 2014, there was $3.7 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $6.0 million, $5.4 million and $7.5 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2014 and changes during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	950,226	$12.65
Shares granted	459,526	14.46
Shares vested	(664,574)	11.50
Shares forfeited	(20,442)	14.22
Unvested at December 31, 2012	724,736	$14.81
Shares granted	253,920	18.54
Shares vested	(392,917)	13.74
Shares forfeited	(2,300)	16.41
Unvested at December 31, 2013	583,439	$17.15
Shares granted	253,922	19.20
Shares vested	(374,213)	16.16
Shares forfeited	(25,099)	18.46
Unvested as of December 31, 2014	438,049	$19.11

Restricted Shares Subject to Time Based Vesting
In 2014, 2013 and 2012, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 225,978, 222,664 and 425,462 restricted shares subject to time based vesting to our employees in 2014, 2013 and 2012, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $19.23 per share in 2014, $18.29 per share in 2013 and $14.57 per share in 2012. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $4.9 million (including $0.8 million of accelerated amortization relating to employee separation), $4.3 million (including $0.5 million of accelerated amortization relating to employee separation) and $6.0 million (including $1.0 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2014, 2013 and 2012, respectively.
We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2015	$2,339
2016	1,200
2017	156
Total	$3,695

Restricted Share Unit Programs
In 2014, 2013, 2012, 2011 and 2010, our Board of Trustees established the 2014-2016 RSU Program, the 2013-2015 RSU Program, the 2012-2014 RSU Program, the 2011-2013 RSU Program and the 2010-2012 Program, respectively (the “RSU Programs”).
Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2016, 2015 and 2014 or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.
The aggregate fair values of the RSU awards in 2014, 2013 and 2012 were determined using a Monte Carlo simulation probabilistic valuation model and were $2.2 million (a weighted average of $17.56 per share), $2.0 million ($17.40 per share) and $4.0 million ($18.41 per share), respectively.
The table below sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2014, 2013 and 2012 by grant date:

	RSUs and assumptions by Grant Date
	February 26, 2014	February 27, 2013	April 23, 2012	April 9, 2012
RSUs granted	127,353	112,898	80,744	134,761
Volatility	37.7%	44.7%	57.2%	61.5%
Risk free interest rate	0.68%	0.36%	0.39%	0.46%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	1.492	1.472	1.457	1.495

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $2.8 million (including $0.7 million of accelerated amortization relating to employee separation), $2.3 million (including $0.2 million of accelerated amortization relating to employee separation) and $4.5 million of compensation expense related to the RSU Programs for the years ended December 31, 2014, 2013 and 2012, respectively. We will record future aggregate compensation expense of $1.6 million related to the existing awards under the RSU Programs.
For the years ended December 31, 2014, 2013, and 2012, the number of shares issued to employees resulting from the measurement of the 2012-2014 RSU program, 2011-2013 RSU Program, and the 2010-2012 RSU program were 345,344, 341,710, and 525,822, respectively.
Service Awards
In 2012, we issued 1,875 shares without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $29,000 in the year ended December 31, 2012 was determined based on the average of the high and low share price on the grant date and recorded as compensation expense. Beginning in 2013, we converted our service awards to a cash based program.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The 2003 Equity Incentive Plan provides for the granting of restricted share awards to our non-employee trustees. The 2008 Restricted Share Plan for Non-Employee Trustees previously provided for the granting of restricted share awards to our non-employee trustees. In 2014 and 2013, all of these annual awards were made under the 2003 Equity Incentive Plan. In 2012, a portion of these annual awards was made under the 2008 Restricted Share Plan for Non-Employee Trustees, and a portion was made under the 2003 Equity Incentive Plan. The aggregate fair value of the restricted shares that we granted under both plans to our non-employee trustees in 2014, 2013 and 2012 was $0.5 million, $0.6 million and $0.4 million, respectively. We recorded $0.8 million, $0.8 million and $0.5 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $0.3 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. Compensation expense will be recognized over a weighted average period of 0.2 years. The total fair value of shares granted to non-employee trustees that vested was $0.9 million, $0.5 million, and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2015, we will record compensation expense of $0.3 million in connection with the vesting of existing non-employee trustee restricted share awards.

Options Outstanding
Options, when granted, are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. No options were granted to non-employee trustees in 2014. In each of 2013 and 2012, 5,000 options were granted to a newly-elected, non-employee trustee. In 2013, the Board of Trustees determined that it would no longer grant options to new non-employee trustees. In 2012, 5,000 options were exercised. The following table presents the changes in the number of options outstanding from January 1, 2012 through December 31, 2014:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2012	30,932	15,932	15,000
Options forfeited	$22.55	(932)	—
Options granted	$12.87	5,000	—
Options exercised	$5.41	(5,000)	—
Options outstanding at December 31, 2012	30,000	15,000	15,000
Options forfeited	$32.89	—	(15,000)
Options granted	$20.40	5,000	—
Options outstanding at December 31, 2013	20,000	20,000	—
Options forfeited	$34.55	(5,000)	—
Options outstanding at December 31, 2014(1)	15,000	15,000	—
Outstanding exercisable and unexercisable options
Average exercise price per share	$23.67	$23.67	$—
Aggregate exercise price(2)	$357	$357	$—
Intrinsic value of options outstanding(2)	$31	$31	$—
Outstanding exercisable options at December 31, 2014
Options	8,750	8,750	—
Average exercise price per share	$28.30	$28.30	$—
Aggregate exercise price(2)	$248	$248	$—
Intrinsic value of options outstanding(2)	$15	$15	$—

(1)	The weighted average remaining contractual life of these outstanding options is 5.53 years (weighted average exercise price of $23.67 per share and an aggregate exercise price of $0.4 million).

(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2014:

	Options Outstanding as of December 31, 2014		Options Exercisable as of December 31, 2014
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)
$12.87-$18.99	5,000	$12.87	2,500	$12.87	7.3
$19.00-$28.99	5,000	$20.40	1,250	$20.40	8.3
$29.00-$38.00	5,000	$38.00	5,000	$38.00	0.9

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,
2015	$239,516
2016	204,139
2017	169,321
2018	141,865
2019	114,389
2020 and thereafter	399,892
$1,269,122
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at four of our properties (Crossroads Mall, Exton Square Mall, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to such leases were $2.3 million, $2.5 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We account for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2015	$2,089	$167
2016	1,861	167
2017	1,680	167
2018	1,547	150
2019	1,168	79
2020 and thereafter	—	1,497
	$8,345	$2,227
10. RELATED PARTY TRANSACTIONS
General
We currently provide management, leasing and development services for seven properties owned by partnerships and other entities in which certain of our officers or current or former trustees or members of their immediate family and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.6 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Office Lease
We lease our principal executive offices from Bellevue Associates, an entity in which our Executive Chairman, Ronald Rubin, has an interest. Collectively with members of his immediate family and affiliated entities, Ronald Rubin owns approximately a 50% interest. Total rent expense under this lease was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2014, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $11.0 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

Springfield Town Center

In March 2014, we entered into a Contribution Agreement (the “Contribution Agreement”) to acquire Springfield Town Center in Springfield, Virginia (“Springfield Town Center”) for total consideration of: (i) an aggregate of $340.0 million (subject to customary closing proration adjustments), in the form of cash and the assumption and payoff of certain seller debt, and (ii) 6,250,000 OP Units, and, if the 30-day average share price is less than $20.00 at closing , a number of preferred units of limited partnership interest. We expect to provide the cash amount by borrowing from the amounts available under our existing credit agreements. In addition, the seller of Springfield Town Center may be entitled to certain additional consideration based on the value of Springfield Town Center three years after the closing date. The closing is subject to the substantial completion of the redevelopment of Springfield Town Center in accordance with plans and specifications for such redevelopment, as well as certain other customary closing conditions. We currently expect this transaction to close on or about March 31, 2015, subject to the seller meeting all closing conditions.
Pursuant to the Contribution Agreement, closing will occur after all of the conditions to closing have been satisfied or waived, on the date that is the earlier of (i) fifteen days after the later of the date on which Regal Cinemas, Dick’s Sporting Goods and at least seventy-five percent (75%) of the aggregate square footage of the in-line space of Springfield Town Center are occupied, certificates of occupancy have been issued with respect to all of the common areas of the Property and the “grand opening” of Springfield Town Center has occurred, and (ii) March 31, 2015 (which date may be extended in certain circumstances). The “grand opening” took place on October 17, 2014.

In connection with this Contribution Agreement, we have obtained a $46.5 million letter of credit (see note 4) and have incurred $2.7 million of acquisition related expenses as of December 31, 2014. These expenses are included in “Acquisition costs and other expenses” on the consolidated statements of operations for the year ended December 31, 2014.
Employment Agreements
As of December 31, 2014, four officers of the Company had employment agreements with initial terms that range from one year to three years and that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2014 of $1.7 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.
Provision for Employee Separation Expense
George Rubin, former Vice Chairman
In May 2014, George F. Rubin separated from his position as Vice Chairman of PREIT. Under the terms of Mr. Rubin’s separation agreement from the Company, which became effective in June 2014, we recorded employee separation expense of$4.1 million in the second quarter of 2014. In August 2014, Mr. Rubin received a payment of approximately $2.6 million, which amount is in addition to the payment of the amounts accrued under Mr. Rubin’s supplemental retirement plan. All of Mr. Rubin’s outstanding unvested restricted shares became vested in connection with his separation and he remains eligible to receive shares under the Company’s Restricted Share Unit Programs based on the achievement of the performance metrics established by those programs as if his employment had not terminated. Mr. Rubin’s term as a member of the Company’s board of trustees expired at the Company’s Annual Meeting held on May 30, 2014.
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

Other

In 2014 and 2012, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $0.9 million and $2.7 million of employee separation expense in 2014 and 2012, respectively.
Legal Actions
In the normal course of business, we have and might become involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Environmental
We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and are not aware of any significant remaining potential liability relating to these environmental matters. We might be required in the future to perform testing relating to these matters. We do not expect these matters to have any significant impact on our liquidity or results of operations. However, we can provide no assurance that the amounts reserved will be adequate to cover further environmental costs. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate.
Tax Protection Agreements
On January 22, 2008, PREIT, PREIT Associates, L.P., and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, Joseph Coradino and three other individuals regarding the acquisition of an office building located within the boundaries of PREIT’s Cherry Hill Mall. In connection with that agreement, PREIT and PREIT Associates agreed to provide tax protection to Ronald Rubin, Joseph Coradino and two other individuals resulting from the sale of the office building during the eight years following the initial closing.
There were no other tax protection agreements in effect as of December 31, 2014.
12. HISTORIC TAX CREDITS
Phase I
In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase I Project”). The Phase I Counterparty contributed a total of $10.6 million of equity to the Phase I Project and we recorded this contribution in “Noncontrolling interest.” In exchange for its contributions into the Phase I Project, the Phase I Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase I Project as a distribution. The Phase I Counterparty does not have a material interest in the underlying economics of the Phase I Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Phase I Project at a stated value of $1.6 million. The Phase I Counterparty may exercise the put option through June 2015, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”
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
The tax credits were subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue criteria. We recorded $1.8 million of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations in each of the third quarters of 2012, 2013 and 2014 representing the expiration of the third, fourth and fifth and final recapture periods, respectively. We also recorded $1.2 million of priority returns earned by the Phase I Counterparty during the third quarter of 2014. Of this amount, $1.0 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.
Phase II
In the second quarter of 2012, we closed a transaction with a Phase II Counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Project has two stages of development, Phase II(i) and Phase II(ii). The Phase II Counterparty contributed a total of $5.5 million of equity to the Phase II(i) project through December 31, 2013 and $5.8 million to the Phase II(ii) project through September 30, 2014, and we recorded this contribution in “Accrued expenses and other liabilities” as of December 31, 2014. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty does not have a material interest in the underlying economics of the Phase II Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project at a stated value of $1.7 million. We believe that the put option will be exercised by the Phase II Counterparty, and an amount attributed to that option is included in the recorded balance of “Accrued expenses and other liabilities.”
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project,of which Phase II(i) was completed in the second quarter of 2012, and Phase II(ii) was completed in the second quarter of 2013. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarter of 2014, we recognized $1.2 million related to the second recapture period of Phase II(i) and $1.0 million related to the first recapture period of Phase II(ii) of the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations. We also recorded $0.3 million of priority returns earned by the Phase II Counterparty during the third quarter 2014. Of this amount, $0.1 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.

In aggregate, we recorded net income of $1.9 million and $0.7 million to “Other income” in the consolidated statements of operations in connection with Phase II in 2014 and 2013, respectively. Pursuant to terms customarily found in such agreements, we have agreed to indemnify the Phase I and Phase II Counterparties for their contributions, penalties and interest in the event all or a portion of the historic tax credits are disallowed.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$109,386	$106,825	$105,137	$111,355	$432,703
Net income (loss)(2)(3)	(8,356)	(24,050)	(886)	19,030	(14,262)
Net income (loss) attributable to PREIT(2)(3)	(8,104)	(23,325)	(859)	18,458	(13,830)
Net income (loss) per share – basic	(0.18)	(0.40)	(0.07)	0.21	(0.44)
Net income (loss) per share – diluted	(0.18)	(0.40)	(0.07)	0.21	(0.44)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$104,065	$104,943	$110,274	$119,396	$438,678
Revenue from discontinued operations	4,143	2,746	2,491	634	10,014
Income (loss) from discontinued operations(2)	34,276	1,000	21,978	408	57,662
Net income (loss)(2)(3)	25,807	(9,009)	12,584	7,831	37,213
Net loss attributable to PREIT(3)	24,802	(8,695)	12,202	7,550	35,859
Income (loss) from discontinued operations per share – basic and diluted	0.59	0.02	0.32	0.01	0.87
Net loss per share – basic and diluted	0.37	(0.20)	0.12	0.05	0.31

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)
Includes impairment losses of $1.3 million (1st Quarter 2014), $16.1 million (2nd Quarter 2014) and $2.3 million (3rd Quarter 2014). Includes impairment losses on discontinued operations of $23.7 million (3rd Quarter 2013).

(3)
Includes gains on sales of interests in real estate of $13.1 million (4th Quarter 2014) and gains on sales of non operating real estate of $1.8 million (4th Quarter 2014). Includes gains on sales of discontinued operations (before non controlling interest) of $33.4 million (1st Quarter 2013), $45.1 million (3rd Quarter 2013).

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2014

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance	Date of Acquisition/ Construction	Life of Depre- ciation
Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$20,421	$10,550	$63,570	$(30,465)	$—	2002	30
Capital City Mall	11,642	65,575	22,601	11,642	88,176	(34,420)	63,177	2003	40
Cherry Hill Mall	29,938	185,611	254,945	48,608	421,886	(163,178)	298,231	2003	40
Crossroads Mall	5,054	22,496	21,517	5,627	43,440	(15,098)	—	2003	40
Cumberland Mall	8,711	43,889	15,196	9,842	57,954	(17,412)	49,171	2005	40
Dartmouth Mall	7,015	28,328	29,201	7,015	57,529	(32,540)	64,968	1998	40
Exton Square Mall	21,460	121,326	15,837	22,156	136,467	(41,473)	—	2003	40
Francis Scott Key Mall	9,786	47,526	34,678	9,639	82,351	(28,480)	62,625	2003	40
Gadsden Mall	8,842	42,681	12,778	8,617	55,684	(16,483)	—	2005	40
Jacksonville Mall	9,974	47,802	26,399	9,974	74,201	(27,148)	—	2003	40
Logan Valley Mall	13,267	68,449	19,171	13,267	87,620	(32,222)	—	2003	40
Lycoming Mall	10,274	43,440	26,907	10,793	69,828	(26,547)	33,963	2003	40
Magnolia Mall	9,279	44,165	37,281	15,204	75,521	(37,033)	55,679	1998	40
Monroe Marketplace	4,850	—	(1,454)	3,130	266	(60)	—	2006	10
Moorestown Mall	11,368	62,995	59,137	11,368	122,132	(39,061)	—	2003	40
New River Valley Mall	4,751	22,808	31,781	4,786	54,554	(27,497)	28,050	2003	40
Palmer Park Mall	3,747	18,805	12,165	3,747	30,970	(15,002)	—	2003	40
Patrick Henry Mall	16,075	86,643	43,715	16,397	130,036	(53,642)	85,013	2003	40
Pitney Road Plaza	905	—	433	301	1,037	(13)	—	2006	40
Plymouth Meeting Mall	29,265	58,388	86,197	29,947	143,903	(54,036)	—	2003	40
The Mall at Prince Georges	13,065	57,686	33,024	13,066	90,709	(45,879)	150,000	1998	40
Sunrise Plaza land	1,739	—	(902)	837	—	—	—	2005	N/A
Swedes Square land	189	—	18	207	—	—	—	2004	N/A
Uniontown Mall	—	30,761	12,990	—	43,751	(15,972)	—	2003	40
Valley Mall	13,187	60,658	27,014	13,187	87,672	(32,217)	80,930	2003	40
Valley View Mall	9,880	46,817	23,145	9,936	69,906	(20,426)	30,162	2003	40
Viewmont Mall	12,505	61,519	24,622	12,606	86,040	(29,834)	48,000	2003	40
Voorhees Town Center	2,506	7,807	73,777	4,256	79,834	(28,152)	—	2003	40
Washington Crown Center	5,460	27,136	18,997	5,282	46,311	(16,747)	—	2003	40
Willow Grove Park	26,748	131,189	78,300	36,188	200,049	(73,261)	136,106	2003	40
Wiregrass Commons	5,103	28,758	22,678	7,923	48,616	(16,939)	—	2003	40
Woodland Mall	35,540	124,504	32,932	17,577	175,399	(51,048)	143,872	2005	40
Wyoming Valley Mall	14,153	73,035	24,886	13,302	98,772	(37,980)	78,000	2003	40
Chestnut Street Retail	1,036	5,152	—	1,036	5,152	(258)	—	2014	40
Walnut Street Retail	3,483	10,556	—	3,483	10,556	(528)	—	2014	40

Development Properties:
White Clay Point land	31,000	11,803	(8,017)	31,516	3,270	—	—	2005	N/A
Springhills land	21,555	9,827	(12,152)	19,066	164	—	—	2006	N/A
Investment In Real Estate	$424,174	$1,741,012	$1,120,218	$442,078	$2,843,326	$(1,061,051)	$1,407,947

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,340.2 million and $2,362.2 million, respectively, at December 31, 2014 and $3,710.1 million and $2,692.9 million, respectively, at

S-1

December 31, 2013. The changes in total real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$3,527,868	$3,477,540	$3,576,997
Improvements and development	103,946	79,345	77,040
Acquisitions	20,227	59,078	—
Impairment of assets	(33,536)	(37,708)	(3,805)
Dispositions	(331,480)	(45,047)	(89)
Write-off of fully depreciated assets	(1,621)	(5,340)	(13,216)
Reclassification to held for sale	—	—	(159,387)
Balance, end of year	$3,285,404	$3,527,868	$3,477,540
Balance, end of year – held for sale	$—	$—	$159,387

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$1,012,746	$907,928	$844,010
Depreciation expense	133,699	132,114	127,591
Impairment of assets	(13,841)	(7,742)	—
Dispositions	(69,933)	(14,214)	—
Write-off of fully depreciated assets	(1,620)	(5,340)	(13,216)
Reclassification to held for sale	—	—	(50,457)
Balance, end of year	$1,061,051	$1,012,746	$907,928
Balance, end of year – held for sale	$—	$—	$50,457

S-2

Exhibit Index

Exhibit Number	Description

10.9	First Amendment to Five Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.12	First Amendment to Seven Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2	Consent of Ernst and Young LLP (Independent Auditors).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2014 and 2013, and for the three years ended December 31, 2014

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.