Form 10-Q
period 2015-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2015-05-04
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at April 28, 2015: 69,117,325

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,676,010	$3,216,231
Construction in progress	59,054	60,452
Land held for development	8,721	8,721
Total investments in real estate	3,743,785	3,285,404
Accumulated depreciation	(1,082,959)	(1,061,051)
Net investments in real estate	2,660,826	2,224,353
INVESTMENTS IN PARTNERSHIPS, at equity:	147,847	140,882
OTHER ASSETS:
Cash and cash equivalents	37,480	40,433
Tenant and other receivables (net of allowance for doubtful accounts of $12,774 and $11,929 at March 31, 2015 and December 31, 2014, respectively)	37,500	40,566
Intangible assets (net of accumulated amortization of $11,974 and $11,873 at March 31, 2015 and December 31, 2014, respectively)	24,294	6,452
Deferred costs and other assets	87,653	87,017
Total assets	$2,995,600	$2,539,703
LIABILITIES:
Mortgage loans payable	$1,409,049	$1,407,947
Term Loans	250,000	130,000
Revolving Facility	210,000	—
Tenants’ deposits and deferred rent	16,833	15,541
Distributions in excess of partnership investments	65,746	65,956
Fair value of derivative liabilities	4,377	2,490
Accrued expenses and other liabilities	86,916	73,032
Total liabilities	2,042,921	1,694,966
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of March 31, 2015 and December 31, 2014; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of March 31, 2015 and December 31, 2014; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,116 shares at March 31, 2015 and 68,801 shares at December 31, 2014	69,116	68,801
Capital contributed in excess of par	1,470,716	1,474,183
Accumulated other comprehensive loss	(7,204)	(6,002)
Distributions in excess of net income	(753,585)	(721,605)
Total equity—Pennsylvania Real Estate Investment Trust	779,124	815,458
Noncontrolling interest	173,555	29,279
Total equity	952,679	844,737
Total liabilities and equity	$2,995,600	$2,539,703

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
REVENUE:
Real estate revenue:
Base rent	$64,273	$71,342
Expense reimbursements	31,510	34,351
Percentage rent	524	590
Lease termination revenue	441	100
Other real estate revenue	2,035	2,226
Total real estate revenue	98,783	108,609
Other income	1,274	779
Total revenue	100,057	109,388
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(33,807)	(39,403)
Utilities	(5,149)	(8,210)
Other property operating expenses	(4,196)	(4,104)
Total property operating expenses	(43,152)	(51,717)
Depreciation and amortization	(33,189)	(36,235)
General and administrative expenses	(8,943)	(9,077)
Acquisition costs and other expenses	(4,451)	(1,646)
Total operating expenses	(89,735)	(98,675)
Interest expense, net	(20,145)	(20,170)
Impairment of assets	(6,240)	(1,300)
Total expenses	(116,120)	(120,145)
Loss before equity in income of partnerships and gain on sale of interest in non operating real estate	(16,063)	(10,757)
Equity in income of partnerships	2,083	2,402
Gain on sale of interest in non operating real estate	43	—
Net loss	(13,937)	(8,355)
Less: net loss attributable to noncontrolling interest	429	252
Net loss attributable to PREIT	(13,508)	(8,103)
Less: preferred share dividends	(3,962)	(3,962)
Net loss attributable to PREIT common shareholders	$(17,470)	$(12,065)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2015	2014
Net loss	$(13,937)	$(8,355)
Noncontrolling interest	429	252
Dividends on preferred shares	(3,962)	(3,962)
Dividends on unvested restricted shares	(86)	(113)
Net loss used to calculate loss per share—basic and diluted	$(17,556)	$(12,178)

Basic and diluted loss per share:	$(0.26)	$(0.18)

(in thousands of shares)
Weighted average shares outstanding—basic	68,566	67,944
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	68,566	67,944
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 432 and 403 for the three months ended March 31, 2015 and 2014, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Comprehensive loss:
Net loss	$(13,937)	$(8,355)
Unrealized loss on derivatives	(2,011)	(1,183)
Amortization of losses of settled swaps, net of gains	772	292
Total comprehensive loss	(15,176)	(9,246)
Less: comprehensive loss attributable to noncontrolling interest	466	279
Comprehensive loss attributable to PREIT	$(14,710)	$(8,967)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended
March 31, 2015
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2014	$844,737	$46	$35	$68,801	$1,474,183	$(6,002)	$(721,605)	$29,279
Net loss	(13,937)	—	—	—	—	—	(13,508)	(429)
Other comprehensive loss	(1,239)	—	—	—	—	(1,202)	—	(37)
Shares issued under employee compensation plans, net of shares retired	(4,955)	—	—	315	(5,270)	—	—	—
Amortization of deferred compensation	1,803	—	—	—	1,803	—	—	—
Distributions paid to common shareholders ($0.21 per share)	(14,510)	—	—	—	—	—	(14,510)	—
Distributions paid to Series A preferred shareholders ($0.5156 per share)	(2,372)	—	—	—	—	—	(2,372)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	(1,590)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(446)	—	—	—	—	—	—	(446)
Operating Partnership Units issued in connection with the purchase of Springfield Town Center	145,188	—	—	—	—	—	—	145,188
Balance March 31, 2015	$952,679	$46	$35	$69,116	$1,470,716	$(7,204)	$(753,585)	$173,555

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Cash flows from operating activities:
Net loss	$(13,937)	$(8,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,364	33,760
Amortization	2,450	2,710
Straight-line rent adjustments	(272)	(518)
Provision for doubtful accounts	1,259	745
Amortization of deferred compensation	1,803	2,124
Loss on hedge ineffectiveness	512	—
Gain on sale of interest in real estate	(43)	—
Equity in income of partnerships in excess of distributions	(748)	(392)
Impairment of assets and expensed project costs	6,332	1,341
Change in assets and liabilities:
Net change in other assets	4,530	3,238
Net change in other liabilities	(6,332)	(4,695)
Net cash provided by operating activities	26,918	29,958
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(319,986)	(20,000)
Additions to construction in progress	(3,211)	(6,687)
Investments in real estate improvements	(6,426)	(5,931)
Additions to leasehold improvements	(288)	(270)
Investments in partnerships	(7,708)	(112)
Capitalized leasing costs	(1,655)	(1,420)
Decrease in cash escrows	981	1,564
Cash distributions from partnerships in excess of equity in income	1,323	2,299
Net cash used in investing activities	(336,970)	(30,557)
Cash flows from financing activities:
Borrowings from term loans	120,000	130,000
Net borrowings from (repayments of) revolving facility	210,000	(105,000)
Proceeds from mortgage loans	5,844	—
Principal installments on mortgage loans	(4,742)	(3,828)
Payment of deferred financing costs	(130)	(1,882)
Dividends paid to common shareholders	(14,510)	(13,727)
Dividends paid to preferred shareholders	(3,962)	(3,962)
Distributions paid to Operating Partnership unit holders and non controlling interest	(446)	(427)
Value of shares of beneficial interest issued	337	1,916
Value of shares retired under equity incentive plans, net of shares issued	(5,292)	(4,168)
Net cash provided by (used in) financing activities	307,099	(1,078)
Net change in cash and cash equivalents	(2,953)	(1,677)
Cash and cash equivalents, beginning of period	40,433	34,230
Cash and cash equivalents, end of period	$37,480	$32,553

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2014. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2015, our portfolio consisted of a total of 43 properties in 12 states, including 32 operating shopping malls, six other retail properties, four development properties and one property under redevelopment (The Gallery at Market East), with two of the development properties classified as “mixed use” (a combination of retail and other uses), one of the properties classified as “other retail” (outlet) and one of the development properties classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2015, we held an 89.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2015, the total amount that would have been distributed would have been $194.5 million, which is calculated using our March 31, 2015 closing price on the New York Stock Exchange of $23.23 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,372,215 as of March 31, 2015.

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

New Accounting Developments

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard might have on our consolidated financial statements, nor have we decided upon the method of adoption.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2015 and December 31, 2014 were comprised of the following:

(in thousands of dollars)	As of March 31, 2015	As of December 31, 2014
Buildings, improvements and construction in progress	$3,184,555	$2,843,326
Land, including land held for development	559,230	442,078
Total investments in real estate	3,743,785	3,285,404
Accumulated depreciation	(1,082,959)	(1,061,051)
Net investments in real estate	$2,660,826	$2,224,353

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits and interest for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Development/Redevelopment Activities:
Salaries and benefits	$154	$394
Interest	35	103
Leasing Activities:
Salaries, commissions and benefits	1,655	1,420

Acquisition

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration under the terms of the Contribution Agreement (the “Earnout”) which will be calculated as of March 31, 2018. Our initial allocation of the purchase price is as follows (amounts are subject to change pending final determination of fair values of assets acquired and liabilities assumed):

(in thousands of dollars)
Land	$119,934
Building	315,845
Site improvements and tenant improvements	36,424
Intangible assets (liabilities):
In-place lease value	18,126
Above market lease value	260
Below market lease value	(393)
Above market ground lease value (as lessor)	(5,882)
Deferred and other assets	2,290
Total	$486,604

Impairment of Assets

Uniontown Mall

In March 2015, we recorded a loss on impairment of assets at Uniontown Mall in Uniontown, Pennsylvania (“Uniontown Mall”) of $6.2 million. In April 2015, we entered into negotiations with a prospective buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded the loss on impairment of assets.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2015 and December 31, 2014:

(in thousands of dollars)	As of March 31, 2015	As of December 31, 2014
ASSETS:
Investments in real estate, at cost:
Operating properties	$660,431	$654,024
Construction in progress	63,067	41,919
Total investments in real estate	723,498	695,943
Accumulated depreciation	(194,729)	(190,100)
Net investments in real estate	528,769	505,843
Cash and cash equivalents	21,871	15,229
Deferred costs and other assets, net	41,711	37,274
Total assets	592,351	558,346
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable	394,324	383,190
Other liabilities	42,488	34,314
Total liabilities	436,812	417,504
Net investment	155,539	140,842
Partners’ share	81,336	74,663
PREIT’s share	74,203	66,179
Excess investment (1)	7,898	8,747
Net investments and advances	$82,101	$74,926

Investment in partnerships, at equity	$147,847	$140,882
Distributions in excess of partnership investments	(65,746)	(65,956)
Net investments and advances	$82,101	$74,926
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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Real estate revenue	$26,497	$21,175
Operating expenses:
Property operating expenses	(10,706)	(7,100)
Interest expense	(5,350)	(5,475)
Depreciation and amortization	(6,370)	(3,649)
Total expenses	(22,426)	(16,224)
Net income	4,071	4,951
Less: Partners’ share	(2,036)	(2,473)
PREIT’s share	2,035	2,478
Amortization of excess investment	48	(76)
Equity in income of partnerships	$2,083	$2,402

Lehigh Valley Mall

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which is a significant unconsolidated subsidiary, and which is included in the amounts above. Summarized balance sheet information as of March 31, 2015 and December 31, 2014 and summarized statement of operations information for the three months ended March 31, 2015 and 2014 for this entity, which is accounted for using the equity method, is as follows:

	As of
(in thousands of dollars)	March 31, 2015	December 31, 2014
Summarized balance sheet information
Total assets	$51,392	$51,703
Mortgage loan payable	130,837	131,394

	Three Months Ended March 31,
(in thousands of dollars)	2015	2014
Summarized statement of operations information
Revenue	$8,944	$9,034
Property operating expenses	(2,480)	(2,764)
Interest expense	(1,940)	(1,971)
Net income	3,461	3,247
PREIT’s share of equity in income of partnership	1,730	1,623

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

As of March 31, 2015, $210.0 million was outstanding under our 2013 Revolving Facility, $15.0 million was pledged as collateral for letters of credit and the unused portion that was available to us was $175.0 million. In April 2015, we borrowed an additional $50.0 million from our 2013 Revolving Facility, and one of our letters of credit for $7.1 million was terminated, leaving an aggregate of $132.1 million available under the 2013 Revolving Facility.

Interest expense related to the 2013 Revolving Facility was $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.4 million for each of the three months ended March 31, 2015 and 2014, respectively.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at March 31, 2015 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

In the event that we seek and obtain an investment grade credit rating, alternative interest rates would apply. The unused portion of the 2013 Revolving Facility is subject to a fee of 0.30% per annum and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative facility fees would apply.

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

The Credit Agreements contain certain affirmative and negative covenants which are identical and which are described in detail below in the section entitled “Identical covenants contained in the Credit Agreements." As of March 31, 2015, the Borrower was in compliance with all such financial covenants.

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

2014 Term Loans

In January 2014, the Borrower entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

(1) a 5 Year Term Loan Agreement (the “5 Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured 5 year term loan facility, of which we initially borrowed $100.0 million in January 2014; and

(2) a 7 Year Term Loan Agreement (the “7 Year Term Loan” and, together with the 5 Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured 7 year term loan facility, of which we initially borrowed $30.0 million in January 2014.

Under the 2014 Term Loans, there was a deferred draw feature that enabled us to borrow the amounts specified in each of the term loans until April 8, 2015. In March 2015, we utilized this feature and borrowed an additional $50.0 million and $70.0 million under the 5 Year Term Loan and 7 Year Term Loan, respectively, increasing our aggregate borrowing to $150.0 million and $100.0 million under the 5 Year Term Loan and 7 Year Term Loan, respectively.

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR-based debt) in effect and the maturity dates of the 2014 Term Loans as of March 31, 2015:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$150.0	$100.0
Interest rate	1.63%	2.13%
Maturity date	January 2019	January 2021

Interest expense related to the 2014 Term Loans was $1.3 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. Deferred financing fee amortization associated with the 2014 Term Loans was $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively.
Amounts borrowed under the 2014 Term Loans bear interest at the rate specified below per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, with no floor. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	5 Year Term Loan Applicable Margin	7 Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.35%	1.80%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.45%	1.95%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.60%	2.15%
4	Equal to or greater than 0.550 to 1.00	1.90%	2.35%

The current rate in effect under the 5 Year Term Loan is 1.45% per annum in excess of LIBOR. The current rate in effect under the 7 Year Term Loan is 1.95% per annum in excess of LIBOR. If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.

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

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based the ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on the ability to obtain increases in commitments from the current lenders or from new lenders.

The Credit Agreements contain certain affirmative and negative covenants which are identical and are described in detail below in the section “Identical covenants contained in the Credit Agreements.” As of March 31, 2015, the Borrower was in compliance with all such financial covenants.

The Borrower may prepay the 5 Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 7 Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% from one year after closing to two years after closing, to 1% from two years after closing to three years after closing and without penalty thereafter.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2014 Term Loans immediately due and payable, and the commitments of the lenders to make further loans, if any, under the 2014 Term Loans would terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Identical covenants contained in the Credit Agreements

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

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of March 31, 2015, the Borrower was in compliance with all such financial covenants.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,409.0	$1,425.5	$1,407.9	$1,415.5

The mortgage loans contain various customary default provisions. As of March 31, 2015, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In March 2015, we borrowed an additional $5.8 million under the mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland.

In April 2015, we repaid a $55.6 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and $15.6 million from available working capital.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $17.0 million (net of capitalized interest of less than $0.1 million) and $17.0 million (net of capitalized interest of $0.1 million) for the three months ended March 31, 2015 and 2014, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our revolving facility were $210.0 million and $90.0 million for the three months ended March 31, 2015 and 2014, respectively. Aggregate paydowns were $195.0 million for the three months ended March 31, 2014.

In connection with our acquisition of Springfield Town Center in March 2015, we issued 6,250,000 OP Units with a value of $145.2 million as partial consideration for the purchase.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $19.2 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the amount of the associated liabilities is reflected in “Accrued expenses and other liabilities” and the amount of the net unrealized income or loss is reflected in “Accumulated other comprehensive income (loss)” in the accompanying balance sheets.

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $3.4 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2015, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $327.4 million maturing on various dates through January 2019. In April 2015, we entered into four additional interest rate swap agreements with a weighted average interest rate of 1.16% on a notional amount of $95.0 million, maturing in January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2015, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.
Accumulated other comprehensive loss as of March 31, 2015 includes a net loss of $2.4 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

In the three months ended March 31, 2015, we recorded net loss on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued. These swaps are scheduled to expire by their terms in January 2019.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at March 31, 2015 and December 31, 2014. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at March 31, 2015 (1)	Fair Value at December 31, 2014 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.2)	$(0.2)	1.10%	July 31, 2016
28.1	(0.4)	(0.4)	1.38%	January 2, 2017
33.7	(0.1)	0.1	3.72%	December 1, 2017
7.6	—	—	1.00%	January 1, 2018
55.0	(0.3)	—	1.12%	January 1, 2018
48.0	(0.2)	—	1.12%	January 1, 2018
30.0	(0.7)	(0.4)	1.78%	January 2, 2019
20.0	(0.5)	(0.3)	1.78%	January 2, 2019
20.0	(0.5)	(0.3)	1.78%	January 2, 2019
20.0	(0.5)	(0.3)	1.79%	January 2, 2019
20.0	(0.5)	(0.3)	1.79%	January 2, 2019
20.0	(0.5)	(0.3)	1.79%	January 2, 2019
	$(4.4)	$(2.4)
_________________________

(1)
As of March 31, 2015 and December 31, 2014, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Consolidated Statements of Operations Location
(in millions of dollars)	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(1.7)	$(1.9)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.0	$1.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(0.5)	$—	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2015, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $4.4 million. If we had breached any of the default provisions in these agreements as of March 31, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $4.8 million. We had not breached any of these provisions as of March 31, 2015.

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

We currently own interests in 43 retail properties, of which 38 are operating properties, four are development properties, and one is under redevelopment (The Gallery at Market East). The 38 operating properties include 32 shopping malls and six other retail properties, have a total of 28.5 million square feet and are located in 11 states. We and partnerships in which we own an interest own 21.4 million square feet at these properties (excluding space owned by anchors).

There are 32 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 24.5 million square feet, of which we own 18.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.0 million square feet, of which 2.5 million square feet are owned by such partnerships.

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

Net loss for the three months ended March 31, 2015 was $13.9 million, an increase of $5.6 million compared to net loss of $8.4 million for the three months ended March 31, 2014. This increase was primarily due to a $6.2 million impairment loss on Uniontown Mall and the effects of the dispositions of a 50% interest in The Gallery and another property, the sale of three other malls since March 31, 2014, and Springfield Town Center acquisition costs. These effects were partially offset by increased Same Store NOI.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of March 31, 2015, held an 89.2% controlling interest in PREIT Associates, and consolidated it for reporting purposes. We hold our investments in six of the 38 operating retail properties and two of the four development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused relatively slow job growth and have caused fluctuations and variations in retail sales, business and consumer confidence, and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated, and in some cases, has led to bankruptcy filings by them. We continue to adjust our plans and actions to take into account the current environment as it evolves. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or through sales of properties or interests in properties with values in excess of their mortgage loans and application of the excess proceeds to debt reduction, and (ii) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Springfield Town Center

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration under the terms of the Contribution Agreement (the “Earnout”) which will be calculated as of March 31, 2018. In future periods, the acquisition of Springfield Town Center is expected to affect our occupancy, real estate revenue, property operating expenses and depreciation and amortization. In addition, the debt incurred to finance a portion of the purchase price will cause us to incur interest expense. The impact of the acquisition on our net income, net operating income and Funds From Operations in future periods will depend on rental rates, occupancy and the overall performance of the Property.

The Gallery Joint Venture

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). Prior to July 29, 2014, while it was still a consolidated property, we included the assets, liabilities and operating results of The Gallery in their respective line items of our consolidated financial statements in accordance with GAAP. On and after July 29, 2014, we account for The Gallery under the equity method of accounting. Under the equity method, we report our net investment in The Gallery in the balance sheet line item entitled “Investments in partnerships, at equity,” and we report our share of the operations of the property in the line item entitled

“Equity in income of partnerships.” With respect to FFO, we now calculate FFO from The Gallery in the same manner as we do for all of our unconsolidated properties. We determine our share of the property’s FFO, which is calculated by making the same adjustments to net income (determined in accordance with GAAP) as we make for our consolidated operations. As we redevelop The Gallery, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, net operating income and depreciation will likely be negatively affected until the newly constructed space is completed, leased and occupied.

Capital Improvements and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $59.1 million as of March 31, 2015.

At our new development properties, we are also engaged in several types of projects. However, we do not expect to make any significant investment in these projects in the short term. As of March 31, 2015, we had incurred $54.0 million of costs, net of impairment charges recorded in prior years, related to our activity at our consolidated development properties.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2015 or 2014 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

See “Results of Operations” for a description of the loss on impairment of assets relating to Uniontown Mall that was recorded during the three months ended March 31, 2015.

New Accounting Developments

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard might have on our consolidated financial statements, nor have we decided upon the method of adoption.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2015 and 2014:

	Occupancy (1) as of March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2015	2014	2015	2014	2015	2014
Retail portfolio weighted average:
Total excluding anchors	90.2%	90.9%	97.0%	92.2%	91.3%	91.1%
Total including anchors	94.4%	94.7%	97.7%	89.4%	94.8%	93.8%
Malls weighted average:
Total excluding anchors	90.2%	90.8%	93.0%	89.5%	90.5%	90.7%
Total including anchors	94.5%	94.7%	95.3%	86.0%	94.5%	93.6%
Other retail properties	87.8%	94.8%	100.0%	96.1%	99.3%	96.0%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy as of March 31, 2015 excludes The Gallery at Market East because the property is under redevelopment, and Springfield Town Center, which was acquired on the last day of the quarter.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2015:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases - non anchor tenants less than 10,000 square feet:(3)
1st Quarter	23	43,481	N/A	$70.36	$70.36	N/A	$5.73

New Leases - non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	1	13,000	N/A	$22.49	$22.49	N/A	$12.64

Renewal - non anchor tenants less than 10,000 square feet:(4)
1st Quarter	60	137,227	$45.25	$45.95	$0.70	1.5%	$0.18

Renewal - non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	1	12,608	$13.00	$13.50	$0.50	3.8%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes expansions and lease extensions.

As of March 31, 2015, for non-anchor leases, the average gross rent per square foot as of the expiration date was $33.81 for the renewing leases in “Holdover” status and $42.15 for leases expiring in 2015.

Overview

Net loss for the three months ended March 31, 2015 was $13.9 million, an increase of $5.6 million compared to net loss of $8.4 million for the three months ended March 31, 2014. This increase was primarily due to a $6.2 million impairment loss on Uniontown Mall and the effects of the dispositions of a 50% interest in The Gallery and another property, the sale of three other malls since March 31, 2014, and Springfield Town Center acquisition costs. These effects were partially offset by increased Same Store NOI.

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		% Change 2014 to 2015
(in thousands of dollars)	2015	2014
Real estate revenue	$98,783	$108,609	(9)%
Other income	1,274	779	64%
Property operating expenses	(43,152)	(51,717)	(17)%
Depreciation and amortization	(33,189)	(36,235)	(8)%
General and administrative expenses	(8,943)	(9,077)	(1)%
Impairment of assets	(6,240)	(1,300)	380%
Acquisition costs and other expenses	(4,451)	(1,646)	170%
Interest expense, net	(20,145)	(20,170)	—%
Equity in income of partnerships	2,083	2,402	(13)%
Gain on sales of interest in non operating real estate	43	—	N/A
Net loss	$(13,937)	$(8,355)	67%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $9.8 million, or 9%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to:

•	a decrease of $7.4 million in real estate revenue related to the July 2014 sale of a 50% interest in The Gallery at Market East; and

•	a decrease of $3.7 million in real estate revenue related to properties sold in 2014; partially offset by

•
an increase of $0.7 million in Same Store base rent due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall, Francis Scott Key Mall, Valley View Mall and Washington Crown Center.

Property Operating Expenses

Property operating expenses decreased by $8.6 million, or 17%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to:

•	a decrease of $4.9 million in operating expenses related to the July 2014 sale of a 50% interest in The Gallery at Market East;

•	a decrease of $2.0 million in property operating expenses related to properties sold in 2014;

•	a decrease of $1.9 million in Same Store non-common area utility expense. The three months ended March 31, 2014 saw a significant increase in electric rates at many of our properties. The extreme cold weather in the winter of 2013-14, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland; and

•
a decrease of $1.1 million in Same Store common area maintenance expense, including decreases of $0.7 million in common area utilities and $0.6 million in snow removal expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during the three months ended March 31, 2014; partially offset by

•
an increase of $0.6 million in Same Store bad debt expense. The three months ended March 31, 2015 was affected by three tenant bankruptcies involving 43 stores and with associated bad debt expense of $0.4 million; and

•
an increase of $0.3 million in Same Store real estate tax expense, including a $0.1 million increase at one of our New Jersey properties due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue) minus property operating expenses (determined in accordance with GAAP), plus our share of revenue and property operating expense of our partnership investments. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes other income, general and administrative expense, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, impairment losses and acquisition costs and other expenses.

The following table presents NOI for the three months ended March 31, 2015 and 2014. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(in thousands of dollars)	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Real estate revenue	$106,874	$105,794	1.0%	$5,072	$13,324	(61.9)%	$111,946	$119,118	(6.0)%
Property operating expenses	(45,151)	(47,572)	(5.1)%	(3,202)	(7,680)	(58.3)%	(48,353)	(55,252)	(12.5)%
Net Operating Income	$61,723	$58,222	6.0%	$1,870	$5,644	(66.9)%	$63,593	$63,866	(0.4)%

Total NOI decreased by $0.3 million, or 0.4%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease of $3.8 million in NOI from Non Same Store properties, partially offset by a $3.5 million increase in NOI from Same Store properties. The decrease in NOI from Non Same Store properties was primarily due to properties and interests in properties sold in 2014. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.0 million, or 8%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to:

•	a decrease of $3.5 million related to the July 2014 sale of a 50% interest in The Gallery at Market East; and

•	a decrease of $1.0 million related to properties sold in 2014; partially offset by

•	an increase of $1.5 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties.

Impairment of Assets

In March 2015, we recorded a loss on impairment of assets at Uniontown Mall in Uniontown, Pennsylvania of $6.2 million. In April 2015, we entered into negotiations with with a prospective buyer of the property, which are ongoing and could result in changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded the loss on impairment of assets.

In March 2014, we recorded a loss on impairment of assets at South Mall in Allentown, Pennsylvania of $1.3 million. We sold the property in June 2014.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $2.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to acquisition costs related to our March 2015 acquisition of Springfield Town Center.

Interest Expense

Interest expense was essentially unchanged in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our weighted average effective borrowing rate was 4.86% for the three months ended March 31, 2015 compared to 4.92% for the three months ended March 31, 2014. Our weighted average debt balance was $1,619.0 million for the three months ended March 31, 2015 compared to $1,647.0 million for the three months ended March 31, 2014. We also recorded a loss on hedge ineffectiveness of $0.5 million in the three months ended March 31, 2015 because our aggregate floating rate debt balance was lower than the notional amount of our interest rate swaps during that time period.

Equity in Income of Partnerships

Equity in income of partnerships decreased by $0.3 million, or 13%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to $0.4 million of net loss from The Gallery at Market East, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, due to the de-tenanting of the mall in anticipation of the construction phase of the redevelopment.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2015 and 2014 to show the effect of acquisition costs and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as acquisition costs and loss on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended March 31, 2015 and 2014:

(in thousands of dollars, except per share amounts)	Three Months Ended March 31, 2015	% Change 2014 to 2015	Three Months Ended March 31, 2014
Funds from operations	$24,364	(8.5)%	$26,615
Acquisition costs	3,330		1,387
Loss on hedge ineffectiveness	512		—
Funds from operations, as adjusted	$28,206	0.7%	$28,002
Funds from operations per diluted share and OP Unit	$0.34	(10.5)%	$0.38
Funds from operations per diluted share and OP Unit, as adjusted	$0.40	—	$0.40

Weighted average number of shares outstanding	68,566		67,944
Weighted average effect of full conversion of OP Units	2,192		2,129
Effect of common share equivalents	432		403
Total weighted average shares outstanding, including OP Units	71,190		70,476

FFO was $24.4 million for the three months ended March 31, 2015, a decrease of $2.3 million, or 8.5%, compared to $26.6 million for the three months ended March 31, 2014. This decrease was primarily due to a $1.9 million increase in acquisition costs, and a $1.0 million increase in professional fee expenses, partially offset by an increase in management fee income.

FFO per diluted share decreased by $0.04 per share to $0.34 per share for the three months ended March 31, 2015, compared to $0.38 per share for the three months ended March 31, 2014.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures

The preceding discussion compares our unaudited Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	Three Months Ended March 31, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$98,783	$13,163	$111,946
Property operating expenses	(43,152)	(5,201)	(48,353)
Net operating income (NOI)	55,631	7,962	63,593
General and administrative expenses	(8,943)	—	(8,943)
Other income	1,274	—	1,274
Acquisition costs and other expenses	(4,451)	(27)	(4,478)
Interest expense, net	(20,145)	(2,640)	(22,785)
Depreciation of non real estate assets	(378)	—	(378)
Gain on sale of interest in non operating real estate	43	—	43
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	19,069	5,295	24,364
Depreciation of real estate assets	(32,811)	(3,212)	(36,023)
Equity in income of partnerships	2,083	(2,083)	—
Impairment of assets	(6,240)	—	(6,240)
Preferred share dividends	3,962	—	3,962
Net loss	$(13,937)	$—	$(13,937)

	Three Months Ended March 31, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$108,609	$10,509	$119,118
Property operating expenses	(51,717)	(3,535)	(55,252)
Net operating income (NOI)	56,892	6,974	63,866
General and administrative expenses	(9,077)	—	(9,077)
Other income	779	—	779
Acquisition costs and other expenses	(1,646)	—	(1,646)
Interest expense, net	(20,170)	(2,730)	(22,900)
Depreciation of non real estate assets	(445)	—	(445)
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	22,371	4,244	26,615
Depreciation of real estate assets	(35,790)	(1,842)	(37,632)
Equity in income of partnerships	2,402	(2,402)	—
Impairment of assets	(1,300)	—	(1,300)
Preferred share dividends	3,962	—	3,962
Net loss	$(8,355)	$—	$(8,355)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the first three months of 2015 were $18.9 million, based on distributions of $0.5156 per Series A Preferred Share, $0.4609 per Series B Preferred Share and $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

As of March 31, 2015, $210.0 million was outstanding under our 2013 Revolving Facility, $15.0 million was pledged as collateral for letters of credit, and the unused portion that was available to us was $175.0 million. In April 2015, we borrowed an additional $50.0 million from our 2013 Revolving Facility, and one of our letters of credit for $7.1 million was terminated, leaving an aggregate of $132.1 million available under the 2013 Revolving Facility on the date we filed this Quarterly Report on Form 10-Q.

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

Amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.50% and 2.05% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, with no floor, as set forth in the table below. The rate in effect at March 31, 2015 was 1.70% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.50%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.70%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.85%
4	Equal to or greater than 0.550 to 1.00	2.05%

In the event that we seek and obtain an investment grade credit rating, alternative interest rates would apply. The unused portion of the 2013 Revolving Facility is subject to a fee of 0.30% per annum and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative facility fees would apply.

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

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the Credit Agreements.

2014 Term Loans

In January 2014, we entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

(1) a 5 Year Term Loan Agreement (the “5 Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured 5 year term loan facility, of which we initially borrowed $100.0 million in January 2014; and

(2) a 7 Year Term Loan Agreement (the “7 Year Term Loan” and, together with the 5 Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured 7 year term loan facility, of which we initially borrowed $30.0 million in January 2014.

Under the 2014 Term Loans, there was a deferred draw feature that enabled us to borrow the amounts specified in each of the term loans until April 8, 2015. In March 2015, we utilized this feature and borrowed an additional $50.0 million and $70.0 million under the 5 Year Term Loan and 7 Year Term Loan, respectively, increasing our aggregate borrowing to $150.0 million and $100.0 million under the 5 Year Term Loan and 7 Year Term Loan, respectively. We used the proceeds to fund a portion of the consideration for the acquisition of Springfield Town Center in Springfield, Virginia.

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR based debt) in effect and the maturity dates of the 2014 Term Loans as of March 31, 2015:

(in millions of dollars)	5 Year Term Loan	7 Year Term Loan
Total facility	$150.0	$100.0
Amount outstanding	$150.0	$100.0
Interest rate	1.63%	2.13%
Maturity date	January 2019	January 2021

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

The current rate in effect under the 5 Year Term Loan is 1.45% per annum in excess of LIBOR. The current rate in effect under the 7 Year Term Loan is 1.95% per annum in excess of LIBOR. If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.
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

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 5 Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on the ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 7 Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on the ability to obtain increases in commitments from the current lenders or from new lenders.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants contained in the Credit Agreements.

Interest Rate Derivative Agreements

As of March 31, 2015, we had entered into 12 interest rate swap agreements with a weighted average interest rate of 1.67% on a notional amount of $327.4 million maturing on various dates through January 2019. In April 2015, we entered into four interest rate swap agreements with a weighted average interest rate of 1.16% on a notional amount of $95.0 million maturing in January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2015, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the three months ended March 31, 2015, we recorded net losses on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued. These swaps are scheduled to expire by their terms in January 2019.

As of March 31, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $4.4 million. If we had breached any of the default provisions in these agreements as of March 31, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $4.8 million. We had not breached any of the provisions as of March 31, 2015.

Mortgage Loan Activity

In March 2015, we borrowed an additional $5.8 million under the mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland.

In April 2015, we repaid a $55.6 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and $15.6 million from available working capital.

Mortgage Loans

As of March 31, 2015, our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at March 31, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.87% at March 31, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.79% at March 31, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2015:

(in thousands of dollars)	Total	Remainder of 2015(1)	2016-2017	2018-2019	Thereafter
Principal payments	$102,197	$16,181	$25,241	$24,535	$36,240
Balloon payments	1,306,852	270,799	369,480	175,426	491,147
Total	$1,409,049	$286,980	$394,721	$199,961	$527,387
_________________________

(1)	In April 2015, we repaid a $55.6 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence,
South Carolina using $40.0 million from our 2013 Revolving Facility and $15.6 million from available working capital.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2015 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Mortgage loans (1)	$1,409,049	$286,980	$394,721	$199,961	$527,387
Term Loans	250,000	—	—	150,000	100,000
2013 Revolving Facility	210,000	—	210,000	—	—
Interest on indebtedness (2)	273,476	57,282	90,866	59,648	65,680
Operating leases	8,424	1,656	3,848	2,916	4
Ground leases	2,185	125	334	229	1,497
Development and redevelopment commitments (3)	19,201	19,201	—	—	—
Total	$2,172,335	$365,244	$699,769	$412,754	$694,568
_________________________
(1)In April 2015, we repaid a $55.6 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence,
South Carolina using $40.0 million from our 2013 Revolving Facility and $15.6 million from available working capital.
(2)Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.
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

CASH FLOWS

Net cash provided by operating activities totaled $26.9 million for the three months ended March 31, 2015 compared to $30.0 million for the three months ended March 31, 2014. This decrease in cash from operating activities is primarily due to properties sold since January 1, 2014 and other working capital changes.

Cash flows used in investing activities were $337.0 million for the three months ended March 31, 2015 compared to cash flows used in investing activities of $30.6 million for the three months ended March 31, 2014. Cash flows used in investing activities for the three months ended March 31, 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $3.2 million and real estate improvements of $6.4 million, primarily related to ongoing improvements at our properties. Investing activities for the first three months of 2014 included $20.0 million used in acquiring street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $6.7 million and real estate improvements of $5.9 million, primarily related to ongoing improvements at our properties.

Cash flows provided by financing activities were $307.1 million for the three months ended March 31, 2015 compared to cash flows used in financing activities of $1.1 million for the three months ended March 31, 2014. Cash flows provided by financing activities for the first three months of 2015 included $210.0 million of 2013 Revolving Facility borrowings, $120.0 million of 2014 Term Loan borrowings and $5.8 million of additional borrowing from the mortgage loan secured by Francis Scott Key Mall, offset by cash flows used by financing activities of dividends and distributions of $18.9 million and principal installments on mortgage loans of $4.7 million. Cash flows used in financing activities for the three months ended March 31, 2014 included $105.0 million of net repayments of the 2013 Revolving Facility, and dividends and distributions of $18.1 million, and principal installment payments of $3.8 million, offset by $130.0 million in net borrowings from the 2014 Term Loans.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2014, in the section entitled “Item 1A. Risk Factors —We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our Credit Agreements;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	changes in the retail industry, including consolidation and store closings, particularly among anchor tenants;

•	our ability to sell properties that we seek to dispose of or our ability to obtain estimated sale prices;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks relating to development and redevelopment activities;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2015, our consolidated debt portfolio consisted primarily of $1,409.0 million of fixed and variable rate mortgage loans, $210.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.88%, $150.0 million borrowed under our 5 Year Term Loan which bore interest at a rate of 1.63%, and $100.0 million borrowed under our 7 Year Term Loan which bore interest at a rate of 2.13%.

Our mortgage loans, which are secured by 16 of our consolidated properties, are due in installments over various terms extending to December 2023. Twelve of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 6.34% and had a weighted average interest rate of 5.05% at March 31, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.87% at March 31, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.79% at March 31, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2015	$286,285	5.76%	$695		2.92%
2016	231,350	5.38%	210,960	(2)	1.89%
2017	161,410	5.36%	1,001		2.92%
2018	11,918	4.34%	147,543		2.80%
2019 and thereafter	539,837	4.35%	278,050	(3)	2.11%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2015.

(2)	Includes 2013 Revolving Facility borrowings of $210.0 million with an interest rate of 1.88% as of March 31, 2015.

(3)	Includes 2014 Term Loan borrowings of $250.0 million with a weighted average interest rate of 1.83% as of March 31, 2015.

As of March 31, 2015, we had $638.2 million of variable rate debt. Also, as of March 31, 2015, we had entered into 12 interest rate swap agreements with an aggregate weighted average interest rate of 1.67% on a notional amount of $327.4 million maturing on various dates through January 2019. In April 2015, we entered into four additional interest rate swap agreements with a weighted average interest rate of 1.16% on a notional amount of $95.0 million, maturing in January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2015 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $50.5 million at March 31, 2015. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $52.5 million at March 31, 2015. Based on the variable rate debt included in our debt portfolio at March 31, 2015, a 100 basis point increase in interest rates would have resulted in an additional $3.1 million million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $3.1 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2015 and the average price paid per share. The January 2015 and February 2015 activity represents shares that were purchased from employees in connection with their payment of taxes due upon restricted share vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2015	131,614	$24.88	—	$—
February 1—February 28, 2015	81,959	24.62	—	—
March 1—March 31, 2015	—	—	—	—
Total	213,573	$24.78	—	$—

ITEM 6.  EXHIBITS.

4.1
Registration Rights Agreement, dated March 31, 2015, between Pennsylvania Real Estate Investment Trust, Franconia Two, L.P. and PREIT Associates, L.P. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

10.1
Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

10.2	Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers.

10.3	2015-2017 Restricted Share Unit Program.

10.4	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 4, 2015
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

4.1
Registration Rights Agreement, dated March 31, 2015, between Pennsylvania Real Estate Investment Trust, Franconia Two, L.P. and PREIT Associates, L.P. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

10.1
Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

10.2*	Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers.

10.3*	2015-2017 Restricted Share Unit Program.

10.4*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith