Form 10-Q
period 2015-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2015-08-03
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at July 29, 2015: 69,168,395

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,552,091	$3,216,231
Construction in progress	125,525	60,452
Land held for development	8,721	8,721
Total investments in real estate	3,686,337	3,285,404
Accumulated depreciation	(1,083,207)	(1,061,051)
Net investments in real estate	2,603,130	2,224,353
INVESTMENTS IN PARTNERSHIPS, at equity:	155,129	140,882
OTHER ASSETS:
Cash and cash equivalents	31,320	40,433
Tenant and other receivables (net of allowance for doubtful accounts of $12,744 and $11,929 at June 30, 2015 and December 31, 2014, respectively)	34,599	40,566
Intangible assets (net of accumulated amortization of $12,585 and $11,873 at June 30, 2015 and December 31, 2014, respectively)	24,123	6,452
Deferred costs and other assets	88,196	87,017
Assets held for sale	21,921	—
Total assets	$2,958,418	$2,539,703
LIABILITIES:
Mortgage loans payable	$1,360,795	$1,407,947
Term Loans	400,000	130,000
Revolving Facility	120,000	—
Tenants’ deposits and deferred rent	16,344	15,541
Distributions in excess of partnership investments	64,680	65,956
Fair value of derivative liabilities	3,463	2,490
Liabilities on assets held for sale	931	—
Accrued expenses and other liabilities	91,572	73,032
Total liabilities	2,057,785	1,694,966
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of June 30, 2015 and December 31, 2014; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of June 30, 2015 and December 31, 2014; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,167 shares at June 30, 2015 and 68,801 shares at December 31, 2014	69,167	68,801
Capital contributed in excess of par	1,472,590	1,474,183
Accumulated other comprehensive loss	(5,857)	(6,002)
Distributions in excess of net income	(802,993)	(721,605)
Total equity—Pennsylvania Real Estate Investment Trust	732,988	815,458
Noncontrolling interest	167,645	29,279
Total equity	900,633	844,737
Total liabilities and equity	$2,958,418	$2,539,703

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014
REVENUE:
Real estate revenue:
Base rent	$67,417	$71,646	$131,691	$142,988
Expense reimbursements	30,541	30,879	62,050	65,230
Percentage rent	322	324	846	914
Lease termination revenue	25	154	467	254
Other real estate revenue	2,577	3,142	4,612	5,368
Total real estate revenue	100,882	106,145	199,666	214,754
Other income	811	680	2,084	1,458
Total revenue	101,693	106,825	201,750	216,212
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(33,263)	(35,228)	(67,069)	(74,631)
Utilities	(4,959)	(5,841)	(10,108)	(14,051)
Other property operating expenses	(3,792)	(3,295)	(7,988)	(7,399)
Total property operating expenses	(42,014)	(44,364)	(85,165)	(96,081)
Depreciation and amortization	(36,641)	(37,135)	(69,830)	(73,370)
General and administrative expenses	(9,126)	(8,774)	(18,070)	(17,851)
Provision for employee separation expenses	—	(4,877)	—	(4,877)
Acquisition costs and other expenses	(817)	(960)	(5,269)	(2,606)
Total operating expenses	(88,598)	(96,110)	(178,334)	(194,785)
Interest expense, net	(21,126)	(21,550)	(41,271)	(41,720)
Impairment of assets	(28,667)	(16,098)	(34,907)	(17,398)
Total expenses	(138,391)	(133,758)	(254,512)	(253,903)
Loss before equity in income of partnerships, gain on sale of interest in non operating real estate and gain on sale of interests in real estate	(36,698)	(26,933)	(52,762)	(37,691)
Equity in income of partnerships	2,032	2,784	4,114	5,186
Gain on sale of interest in non operating real estate	—	—	43	—
Gain on sale of interests in real estate	—	99	—	99
Net loss	(34,666)	(24,050)	(48,605)	(32,406)
Less: net loss attributable to noncontrolling interest	3,742	725	4,172	977
Net loss attributable to PREIT	(30,924)	(23,325)	(44,433)	(31,429)
Less: preferred share dividends	(3,962)	(3,962)	(7,924)	(7,924)
Net loss attributable to PREIT common shareholders	$(34,886)	$(27,287)	$(52,357)	$(39,353)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(34,666)	$(24,050)	$(48,605)	$(32,406)
Noncontrolling interest	3,742	725	4,172	977
Dividends on preferred shares	(3,962)	(3,962)	(7,924)	(7,924)
Dividends on unvested restricted shares	(79)	(92)	(165)	(205)
Net loss used to calculate loss per share—basic and diluted	$(34,965)	$(27,379)	$(52,522)	$(39,558)

Basic and diluted loss per share:	$(0.51)	$(0.40)	$(0.76)	$(0.58)

(in thousands of shares)
Weighted average shares outstanding—basic	68,753	68,236	68,660	68,091
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	68,753	68,236	68,660	68,091
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 425 and 309 for the three months ended June 30, 2015 and 2014, respectively, and 493 and 326 for the six months ended June 30, 2015 and 2014, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014
Comprehensive loss:
Net loss	$(34,666)	$(24,050)	$(48,605)	$(32,406)
Unrealized gain (loss) on derivatives	1,165	(1,919)	(846)	(3,102)
Amortization of losses on settled swaps, net of gains	238	1,544	1,010	1,837
Total comprehensive loss	(33,263)	(24,425)	(48,441)	(33,671)
Less: comprehensive loss attributable to noncontrolling interest	3,686	773	4,153	1,052
Comprehensive loss attributable to PREIT	$(29,577)	$(23,652)	$(44,288)	$(32,619)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended
June 30, 2015
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2014	$844,737	$46	$35	$68,801	$1,474,183	$(6,002)	$(721,605)	$29,279
Net loss	(48,605)	—	—	—	—	—	(44,433)	(4,172)
Other comprehensive income	164	—	—	—	—	145	—	19
Shares issued upon redemption of Operating Partnership units	—	—	—	23	472	—	—	(495)
Shares issued under employee compensation plans, net of shares retired	(4,949)	—	—	343	(5,292)	—	—	—
Amortization of deferred compensation	3,227	—	—	—	3,227	—	—	—
Distributions paid to common shareholders ($0.42 per share)	(29,031)	—	—	—	—	—	(29,031)	—
Distributions paid to Series A preferred shareholders ($1.0312 per share)	(4,744)	—	—	—	—	—	(4,744)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	(3,180)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.42 per unit)	(2,198)	—	—	—	—	—	—	(2,198)
Operating Partnership Units issued in connection with the purchase of Springfield Town Center	145,188	—	—	—	—	—	—	145,188
Other distributions to noncontrolling interests, net	24	—	—	—	—	—	—	24
Balance June 30, 2015	$900,633	$46	$35	$69,167	$1,472,590	$(5,857)	$(802,993)	$167,645

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2015	2014
Cash flows from operating activities:
Net loss	$(48,605)	$(32,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	65,517	68,415
Amortization	5,876	4,949
Straight-line rent adjustments	(740)	(823)
Provision for doubtful accounts	2,050	629
Amortization of deferred compensation	3,227	5,463
Loss on hedge ineffectiveness	512	1,238
Gains on sale of interest in real estate and non operating real estate	(43)	(99)
Equity in income of partnerships in excess of distributions	(2,212)	(853)
Impairment of assets and expensed project costs	35,145	17,659
Change in assets and liabilities:
Net change in other assets	8,069	14,739
Net change in other liabilities	(5,870)	4,855
Net cash provided by operating activities	62,926	83,766
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(319,986)	(20,000)
Additions to construction in progress	(14,037)	(17,493)
Investments in real estate improvements	(16,867)	(19,502)
Cash proceeds from sales of real estate	—	23,600
Additions to leasehold improvements	(341)	(736)
Investments in partnerships	(16,194)	(3,651)
Capitalized leasing costs	(3,228)	(2,829)
Increase in cash escrows	(185)	(211)
Cash distributions from partnerships in excess of equity in income	2,926	1,482
Net cash used in investing activities	(367,912)	(39,340)
Cash flows from financing activities:
Borrowings from term loans	120,000	130,000
Net borrowings from (repayments of) revolving facility	270,000	(130,000)
Proceeds from mortgage loans	102,044	—
Principal installments on mortgage loans	(10,059)	(7,849)
Repayments of mortgage loans	(139,137)	—
Payment of deferred financing costs	(2,873)	(1,882)
Dividends paid to common shareholders	(29,031)	(27,466)
Dividends paid to preferred shareholders	(7,924)	(7,924)
Distributions paid to Operating Partnership unit holders and non controlling interest	(2,198)	(852)
Value of shares of beneficial interest issued	706	2,691
Value of shares retired under equity incentive plans, net of shares issued	(5,655)	(4,633)
Net cash provided by (used in) financing activities	295,873	(47,915)
Net change in cash and cash equivalents	(9,113)	(3,489)
Cash and cash equivalents, beginning of period	40,433	34,230
Cash and cash equivalents, end of period	$31,320	$30,741

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 41 properties in 12 states, including 31 operating shopping malls, three other retail properties, four development properties and three properties under redevelopment (The Gallery at Market East and two street retail properties). Two of the development properties are classified as “mixed use” (a combination of retail and other uses), one of the development properties is classified as “other retail” (outlet) and one of the development properties is classified as “other.” The above property counts do not include Uniontown Mall, in Uniontown, Pennsylvania, because that property has been classified as “held for sale,” and Springfield Park, in Springfield, Pennsylvania, because that property was sold effective July 2015, and these properties are no longer considered part of our operating portfolio.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2015, we held an 89.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2015, the total amount that would have been distributed would have been $178.2 million, which is calculated using our June 30, 2015 closing price on the New York Stock Exchange of $21.34 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,348,299 as of June 30, 2015.

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

New Accounting Developments

In May 2014, the Financial Accounting Standards Board issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard might have on our consolidated financial statements, nor have we decided upon the method of adoption.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2015 and December 31, 2014 were comprised of the following:

(in thousands of dollars)	As of June 30, 2015	As of December 31, 2014
Buildings, improvements and construction in progress	$3,127,504	$2,843,326
Land, including land held for development	558,833	442,078
Total investments in real estate	3,686,337	3,285,404
Accumulated depreciation	(1,083,207)	(1,061,051)
Net investments in real estate	$2,603,130	$2,224,353

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014
Development/Redevelopment Activities:
Salaries and benefits	$219	$431	$373	$825
Real estate taxes	276	—	276	—
Interest	770	191	804	294
Leasing Activities:
Salaries, commissions and benefits	1,573	1,409	3,228	2,829

Acquisition

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. Our allocation of the purchase price is as follows :

(in thousands of dollars)
Land	$119,912
Building	299,012
Common area improvements	16,776
Site improvements and tenant improvements	35,565
Intangible assets (liabilities):
In-place lease value	18,123
Above market lease value	260
Below market lease value	(393)
Above market ground lease value (as lessor)	(5,882)
Deferred and other assets	3,231
Total	$486,604

Impairment of Assets

Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall

In June 2015, we recorded an aggregate loss on impairment of assets on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $27.3 million after signing a purchase and sale agreement with a prospective buyer of the properties. The negotiations with this prospective buyer of the properties are ongoing, and could result in additional changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets.

Uniontown Mall

In March 2015, we recorded a loss on impairment of assets at Uniontown Mall in Uniontown, Pennsylvania (“Uniontown Mall”) of $6.2 million, and in June 2015, in connection with further negotiations with the prospective buyer of the property, we recorded an additional $1.3 million loss on impairment of assets. In connection with these negotiations, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2015 and December 31, 2014:

(in thousands of dollars)	As of June 30, 2015	As of December 31, 2014
ASSETS:
Investments in real estate, at cost:
Operating properties	$670,634	$654,024
Construction in progress	86,569	41,919
Total investments in real estate	757,203	695,943
Accumulated depreciation	(193,353)	(190,100)
Net investments in real estate	563,850	505,843
Cash and cash equivalents	24,085	15,229
Deferred costs and other assets, net	40,625	37,274
Total assets	628,560	558,346
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable	419,599	383,190
Other liabilities	36,666	34,314
Total liabilities	456,265	417,504
Net investment	172,295	140,842
Partners’ share	89,685	74,663
PREIT’s share	82,610	66,179
Excess investment (1)	7,839	8,747
Net investments and advances	$90,449	$74,926

Investment in partnerships, at equity	$155,129	$140,882
Distributions in excess of partnership investments	(64,680)	(65,956)
Net investments and advances	$90,449	$74,926
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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014
Real estate revenue	$24,356	$20,331	$50,853	$41,507
Operating expenses:
Property operating expenses	(9,290)	(5,749)	(20,052)	(12,849)
Interest expense	(5,146)	(5,452)	(10,441)	(10,927)
Depreciation and amortization	(5,932)	(3,413)	(12,303)	(7,062)
Total expenses	(20,368)	(14,614)	(42,796)	(30,838)
Net income	3,988	5,717	8,057	10,669
Less: Partners’ share	(1,981)	(2,858)	(4,017)	(5,331)
PREIT’s share	2,007	2,859	4,040	5,338
Amortization of excess investment	25	(75)	74	(152)
Equity in income of partnerships	$2,032	$2,784	$4,114	$5,186

Disposition

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center in Springfield, Pennsylvania for $20.2 million, representing a capitalization rate of 7.0%, and recognized a gain of approximately $12.0 million that will be recorded in the third quarter of 2015. In connection with our interest in the property, we had an ongoing obligation to sublet approximately 10,100 square feet of space of a tenant at the property, which we transferred as part of the transaction. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer. For a limited term after the closing, we will provide limited property management services to the shopping center for nominal consideration. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 8 regarding the related party aspect of the transaction.

Lehigh Valley Mall

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which was considered to be a significant unconsolidated subsidiary as of December 31, 2014, and which is included in the amounts above. Summarized balance sheet information as of June 30, 2015 and December 31, 2014 and summarized statement of operations information for the six months ended June 30, 2015 and 2014 for this entity, which is accounted for using the equity method, is as follows:

	As of
(in thousands of dollars)	June 30, 2015	December 31, 2014
Summarized balance sheet information
Total assets	$52,161	$51,703
Mortgage loan payable	130,272	131,394

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2015	2014	2015	2014
Summarized statement of operations information
Revenue	$8,960	$9,061	$17,904	$18,096
Property operating expenses	(2,537)	(2,455)	(5,017)	(5,219)
Interest expense	(1,931)	(1,964)	(3,871)	(3,935)
Net income	3,858	3,836	7,319	7,082
PREIT’s share of equity in income of partnership	1,929	1,918	3,659	3,541

4. FINANCING ACTIVITY

Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan.

2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower” or “we”) entered into a credit agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). In June 2015, we further amended the 2013 Revolving Facility to lower the interest rates in the applicable pricing grid, modify one covenant and to extend the Termination Date to June 26, 2018. All capitalized terms used in this note 4 and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of June 30, 2015, $120.0 million was outstanding under our 2013 Revolving Facility, $7.9 million was pledged as collateral for letters of credit and the unused portion that was available to us was $272.1 million. Currently, $100.0 million is outstanding under our 2013 Revolving Facility, $7.9 million is pledged for a letter of credit and the unused portion that is available to us is $292.1 million.

Interest expense related to the 2013 Revolving Facility was $1.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.6 million (including $0.2 million of accelerated amortization resulting from the 2015 amendment) and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million (including $0.2 million of accelerated amortization resulting from the 2015 amendment) and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is now June 26, 2018, and the Borrower has two options for one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

After the June 2015 amendment, amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.20% and 1.55% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, as set forth in the table below. The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 1.30% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.20%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%
4	Equal to or greater than 0.550 to 1.00	1.55%

The 2013 Revolving Facility is subject to a facility fee which is currently 0.25%, depending on leverage, and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

The 2013 Revolving Facility contains certain affirmative and negative covenants and other provisions which are identical to those contained in the other Credit Agreements and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may be extended.

Term Loans

2015 5-Year Term Loan

In June 2015, the Borrower entered into a five year term loan agreement (the “2015 5-Year Term Loan”) with Wells Fargo Bank, National Association, PNC Bank, National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility. The maturity date of the 2015 5-Year Term Loan is June 26, 2020. At closing, the Borrower borrowed the entire $150.0 million under the 2015 5-Year Term Loan and used the proceeds to repay $150.0 million of the then outstanding balance under the Borrower’s 2013 Revolving Facility.

Amounts borrowed under the 2015 5-Year Term Loan bear interest at the rate specified below per annum, depending on PREIT’s leverage, in excess of LIBOR, unless and until the Borrower receives an investment grade credit rating and provides notice to the Administrative Agent (the “Rating Date”), after which alternative rates would apply. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	2015 5-Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.60%
4	Equal to or greater than 0.550 to 1.00	1.90%

The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 1.60% per annum in excess of LIBOR.

The 2015 5-Year Term Loan also contains an additional covenant that prior to the Rating Date, if any, PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The Borrower may prepay the 2015 5-Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings.

The 2015 5-Year Term Loan contains certain affirmative and negative covenants and other provisions which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

2014 Term Loans

In January 2014, the Borrower entered into two unsecured term loans in the initial aggregate amount of $250.0 million, comprised of:

(1) a five year term loan agreement (the “2014 5-Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five-year term loan facility; and

(2) a seven year term loan agreement (the “2014 7-Year Term Loan” and, together with the 2014 5-Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured seven year term loan facility.

In June 2015, the Borrower entered into an amendment to each of the 2014 Term Loans under which PREIT is required to maintain, on a consolidated basis, minimum Unencumbered Debt Yield of 11.0%, versus 12.0% previously, consistent with the amendment to the covenant in the 2013 Revolving Facility, and the provision of the 2015 5-Year Term Loan. The cross-default provisions in the 2014 Term Loans were also amended to add the new 2015 5-Year Term Loan.

Amounts borrowed under the 2014 Term Loans bear interest at the rate specified in the chart below per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	2014 7-Year Term Loan Applicable Margin	2014 5-Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.80%	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.95%	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	2.15%	1.60%
4	Equal to or greater than 0.550 to 1.00	2.35%	1.90%

The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 2.15% and 1.60% for the 7-Year Term Loan and 5-Year Term Loan, respectively, per annum in excess of LIBOR.

If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 5-Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 7-Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The 2014 Term Loans contain certain affirmative and negative covenants and other provisions which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

The Borrower may prepay the 2014 Term Loans at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The payment of the 2014 7-Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% from one year after closing to two years after closing, to 1% from two years after closing to three years after closing, and without penalty thereafter.

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR-based debt) in effect and the maturity dates of the 2014 Term Loans and the 2015 Term Loan (collectively, the “Term Loans”) as of June 30, 2015:

(in millions of dollars)	2014 7-Year Term Loan	2014 5-Year Term Loan	2015 5-Year Term Loan
Total facility	$100.0	$150.0	$150.0
Amount outstanding	$100.0	$150.0	$150.0
Interest rate	2.13%	1.63%	1.64%
Maturity date	January 2021	January 2019	June 2020

Interest expense related to the Term Loans was $2.0 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively. Deferred financing fee amortization associated with the Term Loans was $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and 0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Identical covenants and common provisions contained in the Credit Agreements

The Credit Agreements contain certain affirmative and negative covenants which are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1 (4) minimum Unencumbered Debt Yield of 11.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of June 30, 2015, the Borrower was in compliance with all such financial covenants.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in (2), or (4) with respect to the Term Loans, are guarantors under the 2013 Revolving Facility, as amended, will serve as guarantors for funds borrowed under the Credit Agreements. In the event that we seek and obtain an investment grade credit rating, if any, PREIT may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary or owns Unencumbered Property or incurs recourse debt.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the Credit Agreements immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility and the 2014 Term Loans will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,360.8	$1,358.5	$1,407.9	$1,415.5

The mortgage loans contain various customary default provisions. As of June 30, 2015, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In June 2015, we entered into a $96.2 million mortgage loan secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan has a fixed interest rate of 4.35% per annum and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in July 2025. In connection with the repayment, we repaid the existing $83.8 million mortgage loan plus accrued interest and incurred an $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $37.3 million (net of capitalized interest of $0.8 million) and $36.6 million (net of capitalized interest of $0.3 million) for the six months ended June 30, 2015 and 2014, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $270.0 million and $90.0 million for the six months ended June 30, 2015 and 2014, respectively. Aggregate paydowns were $150.0 million and $220.0 million for the six months ended June 30, 2015 and 2014, respectively. The $150.0 million paydown in the six months ended June 30, 2015 was directly paid from the 2015 5-Year Term Loan initial borrowing, and is considered to be a non-cash transaction.

In connection with our acquisition of Springfield Town Center in March 2015, we issued 6,250,000 OP Units with a value of $145.2 million as partial consideration for the purchase.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $14.3 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

Interest Rate Swaps

As of June 30, 2015, we had entered into 16 interest rate swap agreements with a weighted average interest rate of 1.55% on a notional amount of $422.1 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2015, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.
Accumulated other comprehensive loss as of June 30, 2015 includes a net loss of $2.3 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

In the six months ended June 30, 2015, we recorded net loss on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 1, 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued. These swaps are scheduled to expire by their terms in January 2019.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at June 30, 2015 and December 31, 2014. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at June 30, 2015 (1)	Fair Value at December 31, 2014 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.2)	$(0.2)	1.10%	July 31, 2016
28.1	(0.3)	(0.4)	1.38%	January 2, 2017
33.4	(0.1)	0.1	3.72%	December 1, 2017
7.6	—	—	1.00%	January 1, 2018
55.0	(0.2)	—	1.12%	January 1, 2018
48.0	(0.2)	—	1.12%	January 1, 2018
30.0	(0.5)	(0.4)	1.78%	January 2, 2019
20.0	(0.4)	(0.3)	1.78%	January 2, 2019
20.0	(0.4)	(0.3)	1.78%	January 2, 2019
20.0	(0.4)	(0.3)	1.79%	January 2, 2019
20.0	(0.4)	(0.3)	1.79%	January 2, 2019
20.0	(0.4)	(0.3)	1.79%	January 2, 2019
25.0	0.1	N/A	1.16%	January 2, 2019
25.0	0.1	N/A	1.16%	January 2, 2019
25.0	—	N/A	1.16%	January 2, 2019
20.0	0.1	N/A	1.16%	January 2, 2019
	$(3.2)	$(2.4)
_________________________

(1)
As of June 30, 2015 and December 31, 2014, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$0.2	$(0.3)	$(1.6)	$(2.2)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.2	$1.2	$2.3	$2.2	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$(1.2)	$(0.5)	$(1.2)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2015, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.2 million. If we had breached any of the default provisions in these agreements as of June 30, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.7 million. We had not breached any of these provisions as of June 30, 2015.

8. RELATED PARTY TRANSACTION

As disclosed in note 3, we sold our entire 50% interests in Springfield Park shopping center, in Springfield, Pennsylvania in July 2015. The buyer, Rubin Retail Acquisitions, L.P., is an entity controlled by Ronald Rubin, Executive Chairman and a Trustee of PREIT, and his brother, George Rubin, a former Vice Chairman and a former Trustee of PREIT. In accordance with PREIT’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of PREIT’s Board of Trustees considered and approved the terms of the transaction. The disinterested members of PREIT’s Board of Trustees also approved the transaction.

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

We currently own interests in 41 retail properties, of which 34 are operating properties, four are development properties, and three are under redevelopment (The Gallery at Market East and two street retail properties). The 34 operating properties include 31 shopping malls and three other retail properties, have a total of 27.4 million square feet and are located in 11 states. We and partnerships in which we own an interest own 20.4 million square feet at these properties (excluding space owned by anchors). The above property counts do not include Uniontown Mall, in Uniontown, Pennsylvania, because that property has been classified as “held for sale,” and Springfield Park, in Springfield, Pennsylvania, because that property was sold effective July 2015, and these properties are no longer considered part of our operating portfolio.

There are 29 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 23.7 million square feet, of which we own 18.0 million square feet. The five operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 3.7 million square feet, of which 2.4 million square feet are owned by such partnerships.

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

Net loss for the three months ended June 30, 2015 was $34.7 million, an increase of $10.6 million compared to net loss of $24.1 million for the three months ended June 30, 2014. This increase was primarily due to the $28.7 million of impairment losses recorded in the three months ended June 30, 2015 compared to the $16.1 million of impairment losses recorded in the three months ended June 30, 2014.

Net loss for the six months ended June 30, 2015 was $48.6 million, an increase of $16.2 million compared to net loss of $32.4 million for the six months ended June 30, 2014. This increase was primarily due to the $34.9 million of impairment losses recorded in the six months ended June 30, 2015 compared to $17.4 million of impairment losses recorded in the six months ended June 30, 2014. Our results were also affected by the dispositions of a 50% interest in The Gallery and another property, the sale of three other malls since June 30, 2014, and the Springfield Town Center acquisition (closed March 31, 2015). These effects were partially offset by increased Same Store NOI (as defined below) in the six months ended June 30, 2015.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates. We are the sole general partner of PREIT Associates and, as of June 30, 2015, held an 89.2% controlling interest in PREIT Associates, and consolidated it for reporting purposes. We hold our investments in five of the 34 operating retail properties and two of the four development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50%

interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We hold our interest in one of our unconsolidated partnerships through a tenancy in common arrangement. For this property, title is held by us and another person or persons, and each has an undivided interest in the property. With respect to this property, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for this property using the equity method of accounting. The balance sheet items arising from this property appear under the caption “Investments in partnerships, at equity.” The statements of operations items arising from this property appear in “Equity in income of partnerships.”

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

Acquisitions and Dispositions

Springfield Town Center

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. The acquisition of Springfield Town Center will affect the comparability of our occupancy, real estate revenue, property operating expenses and depreciation and amortization to prior periods. In addition, the debt incurred to finance a portion of the purchase price will cause us to incur interest expense.

The impact of the acquisition on our net income, net operating income and Funds From Operations will depend on rental rates, occupancy and the overall performance of the property.

Springfield Park

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center for $20.2 million, representing a capitalization rate of 7.0%, and we recognized a gain of approximately $12.0 million that will be recorded in the third quarter of 2015. In connection with our interest in the property, we had an ongoing obligation to sublet approximately 10,100 square feet of space of a tenant at the property, which we transferred as part of the transaction. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer. For a limited term after the closing, we will provide limited property management services to the shopping center for nominal consideration. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 8 to our consolidated financial statements regarding the related party aspect of the transaction.

Capital Improvements, Redevelopment and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $8.7 million as of June 30, 2015.

On July 29, 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). As we redevelop The Gallery, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, net operating income and depreciation, will likely be negatively affected until the newly constructed space is completed, leased and occupied.

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

See “Results of Operations” for a description of the losses on impairment of assets relating to Uniontown Mall, Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall that were recorded during the six months ended June 30, 2015.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2015 and 2014:

	Occupancy (1) as of June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2015	2014	2015	2014	2015	2014
Retail portfolio weighted average:
Total excluding anchors	88.8%	90.3%	96.9%	92.0%	90.0%	90.6%
Total including anchors	92.9%	94.4%	97.6%	89.0%	93.4%	93.5%
Malls weighted average:
Total excluding anchors	88.8%	90.2%	92.9%	89.3%	89.1%	90.1%
Total including anchors	92.9%	94.4%	95.2%	85.9%	93.1%	93.3%
Other retail properties	92.5%	99.5%	99.8%	95.6%	99.5%	95.8%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy as of June 30, 2015 excludes The Gallery because the property is under redevelopment, and Springfield Park, which was sold in July 2015.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2015:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases - non anchor tenants less than 10,000 square feet:(3)
1st Quarter	23	43,481	N/A	$70.36	$70.36	N/A	$5.73
2nd Quarter	44	94,220	N/A	$56.36	$56.36	N/A	$10.57
Total/Average	67	137,701	N/A	$60.78	$60.78	N/A	$9.04

New Leases - non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	1	13,000	N/A	$22.49	$22.49	N/A	$12.64
2nd Quarter	2	23,785	N/A	$15.41	$15.41	N/A	$1.44
Total/Average	3	36,785	N/A	$17.91	$17.91	N/A	$5.40

Renewal - non anchor tenants less than 10,000 square feet:(4)
1st Quarter	60	137,227	$45.25	$45.95	$0.70	1.5%	$0.18
2nd Quarter	78	255,466	$37.64	$39.39	$1.75	4.6%	$—
Total/Average	138	392,693	$40.30	$41.68	$1.38	3.4%	$0.06

Renewal - non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	1	12,608	$13.00	$13.50	$0.50	3.8%	$—
2nd Quarter	9	253,119	$23.39	$24.38	$0.99	4.2%	$—
Total/Average	10	265,727	$22.90	$23.86	$0.97	4.2%	$—

New Leases - Anchor Tenants:
1st Quarter	—	—	N/A	$—	$—	N/A	$—
2nd Quarter	1	48,208	N/A	$5.23	$5.23	N/A	$—
Total/Average	1	48,208	N/A	$5.23	$5.23	N/A	$—

Renewal Leases - Anchor Tenants:(4)
1st Quarter	—	—	$—	$—	$—	—%	$—
2nd Quarter	8	963,256	$4.59	$4.59	$—	—%	$—
Total/Average	8	963,256	$4.59	$4.59	$—	—%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes leases for reconfigured spaces and lease extensions.

As of June 30, 2015, for non-anchor leases, the average gross rent per square foot as of the expiration date was $36.13 for the renewing leases in “Holdover” status and $41.20 for leases expiring in 2015.

Overview

Net loss for the three months ended June 30, 2015 was $34.7 million, an increase of $10.6 million compared to net loss of $24.1 million for the three months ended June 30, 2014. This increase was primarily due to the $28.7 million of impairment losses recorded in the three months ended June 30, 2015 compared to the $16.1 million of impairment losses recorded in the three months ended June 30, 2014.

Net loss for the six months ended June 30, 2015 was $48.6 million, an increase of $16.2 million compared to net loss of $32.4 million for the six months ended June 30, 2014. This increase was primarily due to the $34.9 million of impairment losses recorded in the six months ended June 30, 2015 compared to $17.4 million of impairment losses recorded in the six months ended June 30, 2014. Our results were also affected by the dispositions of a 50% interest in The Gallery and another property, the sale of three other malls since June 30, 2014, and the Springfield Town Center acquisition (closed March 31, 2015). These effects were partially offset by increased Same Store NOI (as defined below) in the six months ended June 30, 2015.

The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		% Change 2014 to 2015	Six Months Ended June 30,		% Change 2014 to 2015
(in thousands of dollars)	2015	2014		2015	2014
Real estate revenue	$100,882	$106,145	(5)%	199,666	214,754	(7)%
Other income	811	680	19%	2,084	1,458	43%
Property operating expenses	(42,014)	(44,364)	(5)%	(85,165)	(96,081)	(11)%
Depreciation and amortization	(36,641)	(37,135)	(1)%	(69,830)	(73,370)	(5)%
General and administrative expenses	(9,126)	(8,774)	4%	(18,070)	(17,851)	1%
Provision for employee separation expense	—	(4,877)	—%	—	(4,877)	—%
Acquisition costs and other expenses	(817)	(960)	(15)%	(5,269)	(2,606)	102%
Interest expense, net	(21,126)	(21,550)	(2)%	(41,271)	(41,720)	(1)%
Impairment of assets	(28,667)	(16,098)	78%	(34,907)	(17,398)	101%
Equity in income of partnerships	2,032	2,784	(27)%	4,114	5,186	(21)%
Gain on sale of interest in real estate	—	99	—%	—	99	—%
Gain on sales of interest in non operating real estate	—	—	N/A	43	—	N/A
Net loss	$(34,666)	$(24,050)	44%	(48,605)	(32,406)	50%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $5.3 million, or 5%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to:

•
a net decrease of $5.2 million in real estate revenue related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery and the acquisition of Springfield Town Center in March 2015;

•	a $0.4 million decrease due to the business failure of an office tenant at Voorhees Town Center; partially offset by

•
an increase of $0.3 million in same store base rent due to increases of $1.4 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Francis Scott Key Mall, Moorestown Mall and Viewmont Mall, partially offset by troubled tenant closings affecting 61 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate impact of $1.1 million; and

•	an increase of $0.3 million in same store real estate tax reimbursements, offset by a corresponding increase in real estate tax expense.

Real estate revenue decreased by $15.1 million, or 7%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to:

•
a net decrease of $16.4 million in real estate revenue related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery, and the March 2015 acquisition of Springfield Town Center; partially offset by

•	an increase of $0.7 million in same store real estate tax reimbursements, offset by a corresponding increase in real estate tax expense; and

•
an increase of $0.5 million in same store base rent due to increases of $2.2 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Francis Scott Key Mall, Moorestown Mall and Viewmont Mall, partially offset by troubled tenant closings affecting 61 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate impact of $1.7 million.

Property Operating Expenses

Property operating expenses decreased by $2.4 million, or 5%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to:

•
a net decrease of $2.9 million in property operating expenses related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery, and the March 2015 acquisition of Springfield Town Center; and

•	a decrease of $0.6 million in same store non-common area utility expense due to lower electric rates, particularly at our properties located in Pennsylvania; partially offset by

•
an increase of $0.9 million in same store bad debt expense. During the three months ended June 30, 2014, we decreased our estimated reserve related to straight line rent receivables, due to improved historical results in recent periods; and

•
an increase of $0.3 million in same store real estate tax expense, including a $0.1 million increase at one of our New Jersey properties, due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $10.9 million, or 11%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to:

•
a net decrease of $9.7 million in property operating expenses related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery and the March 2015 acquisition of Springfield Town Center;

•
a decrease of $2.4 million in same store non-common area utility expense. The three months ended March 31, 2014 saw a significant increase in electric rates at many of our properties. The extreme cold weather last winter, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland; and

•
a decrease of $1.3 million in same store common area maintenance expense, including decreases of $0.7 million in common area utilities and $0.6 million in snow removal expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during the three months ended March 31, 2014; partially offset by

•
an increase of $1.5 million in same store bad debt expense. The six months ended June 30, 2015 was affected by five tenant bankruptcies involving 45 stores and with associated bad debt expense of $0.4 million. Also, during the three months ended June 30, 2014, we decreased our estimated reserve related to straight line rent receivables due to improved historical results in recent periods, resulting in a $1.1 million reduction in bad debt expense; and

•	an increase of $0.7 million in real estate tax expense due to a combination of increases in the real estate tax assessment

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

NOI excludes other income, general and administrative expense, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, gain on sale of interest in real estate, impairment losses and acquisition costs and other expenses.

The following tables present NOI for the three and six months ended June 30, 2015 and 2014. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	Same Store			Non Same Store			Total
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands of dollars)	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Real estate revenue	$103,665	$103,159	0.5%	$9,310	$13,073	(28.8)%	$112,975	$116,232	(2.8)%
Property operating expenses	(40,824)	(40,254)	1.4%	(5,660)	(6,971)	(18.8)%	(46,484)	(47,225)	(1.6)%
Net Operating Income	$62,841	$62,905	(0.1)%	$3,650	$6,102	(40.2)%	$66,491	$69,007	(3.6)%

Total NOI decreased by $2.5 million, or 3.6%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease of $2.5 million in NOI from Non Same Store properties. This decrease in NOI from Non Same Store properties was primarily due to properties sold in 2014 and the July 2014 sale of a 50% partnership interest in The Gallery. Non Same Store NOI was further affected by de-tenanting of The Gallery in preparation for the redevelopment of the property, losses incurred from the business failure of an office tenant at Voorhees Town Center, partially offset by the inclusion of Springfield Town Center, which was acquired effective March 31, 2015. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively.

	Same Store			Non Same Store			Total
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands of dollars)	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Real estate revenue	$210,540	$208,952	0.8%	$14,382	$26,398	(45.5)%	$224,922	$235,350	(4.4)%
Property operating expenses	(85,974)	(87,827)	(2.1)%	(8,863)	(14,650)	(39.5)%	(94,837)	(102,477)	(7.5)%
Net Operating Income	$124,566	$121,125	2.8%	$5,519	$11,748	(53.0)%	$130,085	$132,873	(2.1)%

Total NOI decreased by $2.8 million, or 2.1%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a decrease of $6.2 million in NOI from Non Same Store properties, partially offset by a $3.4 million increase in NOI from Same Store properties. The decrease in NOI from Non Same Store properties was primarily due to properties sold in 2014 and the July 2014 sale of a 50% partnership interest in The Gallery. Non Same Store NOI was further affected by de-tenanting of The Gallery in advance of the pending redevelopment of the property, losses incurred from the business failure of a office tenant at Voorhees Town Center, partially offset by the inclusion of Springfield Town Center, which was acquired effective March 31, 2015. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.5 million, or 1%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to:

•
a net decrease of $1.0 million related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery, and the March 2015 acquisition of Springfield Town Center; partially offset by

•	an increase of $0.5 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our same store properties.

Depreciation and amortization expense decreased by $3.5 million, or 5%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to:

•
a net decrease of $5.6 million related to properties sold in 2014, the July 2014 sale of a 50% partnership interest in The Gallery, and the March 2015 acquisition of Springfield Town Center; partially offset by

•	an increase of $2.1 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our same store properties.

Impairment of Assets

In June 2015, we recorded an aggregate loss on impairment of assets of Gadsden Mall in Gadsden, Alabama , New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $27.3 million after signing a purchase and sale agreement with a prospective buyer of the properties. The negotiations with this prospective buyer of the properties are ongoing and could result in additional changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets.

In March 2015, we recorded a loss on impairment of assets at Uniontown Mall in Uniontown, Pennsylvania of $6.2 million, and in June 2015, in connection with further negotiations with the prospective buyer, we recorded an additional $1.3 million loss on impairment of assets. In connection with these negotiations, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded an initial loss on impairment of assets and a subsequent additional loss on impairment of assets.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses decreased by $0.1 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to higher acquisition costs incurred in the three months ended June 30, 2014 related to our acquisition of Springfield Town Center that closed in March 2015, partially offset by higher other professional fee expenses in the three months ended June 30, 2015.

Acquisition costs and other expenses increased by $2.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to acquisition costs related to our acquisition of Springfield Town Center in March 2015 and higher other professional fees incurred in 2015.

Interest Expense

Interest expense decreased by $0.4 million, or 2%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Our weighted average effective borrowing rate was 4.69% for the three months ended June 30, 2015 compared to 4.99% for the three months ended June 30, 2014. Our weighted average debt balance was $1,868.0 million for the three months ended June 30, 2015 compared to $1,643.0 million for the three months ended June 30, 2014, largely due to amounts borrowed to fund the cash portion of the purchase consideration for Springfield Town Center. Interest expense for the three months ended June 30, 2015 includes a prepayment penalty of $0.8 million in connection with the early repayment of the mortgage secured by Patrick Henry Mall and $0.2 million due to accelerated amortization of financing costs resulting from the June 2015 amendment to the 2013 Revolving Facility.

Interest expense decreased by $0.4 million, or 1%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our weighted average effective borrowing rate was 4.82% for the six months ended June 30, 2015 compared to 4.96% for the six months ended June 30, 2014. Our weighted average debt balance was $1,725.8 million for the six months ended June 30, 2015 compared to $1,643.7 million for the six months ended June 30, 2014. We also recorded a loss on hedge ineffectiveness of $0.5 million, a $0.8 million prepayment penalty and $0.2 million of accelerated amortization of financing costs in the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2014 included a loss on an amount related to hedge ineffectiveness of $1.2 million resulting from the July 2014 repayment of the mortgage loan secured by Logan Valley Mall and insufficient other variable rate debt.

Equity in Income of Partnerships

Equity in income of partnerships decreased by $0.8 million, or 27%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease was primarily due to a net loss from The Gallery, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, due to the de-tenanting of the mall in anticipation of the construction phase of the redevelopment.

Equity in income of partnerships decreased by $1.1 million, or 21%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily due to a net loss from The Gallery, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, due to the de-tenanting of the mall in anticipation of the construction phase of the redevelopment.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2015 and 2014 to show the effect of mortgage prepayment penalty, accelerated amortization of financing costs, acquisition costs, loss on hedge ineffectiveness and provision for employee separation expense, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, including but not limited to acquisition costs and loss on hedge ineffectiveness.

The following table presents FFO and FFO per diluted share and OP Unit, and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the three months ended June 30, 2015 and 2014:

(in thousands, except per share amounts)	Three Months Ended June 30, 2015	% Change 2014 to 2015	Three Months Ended June 30, 2014
Funds from operations	$29,311	10.7%	$26,477
Mortgage prepayment penalty and accelerated amortization of financing costs	1,030		—
Acquisition costs	138		554
Provision for employee separation expense	—		4,877
Loss on hedge ineffectiveness	—		1,238
Funds from operations, as adjusted	$30,479	(8.0)%	$33,146
Funds from operations per diluted share and OP Unit	$0.38	2.7%	$0.37
Funds from operations per diluted share and OP Unit, as adjusted	$0.39	(17.0)%	$0.47

Weighted average number of shares outstanding	68,753		68,236
Weighted average effect of full conversion of OP Units	8,357		2,129
Effect of common share equivalents	425		309
Total weighted average shares outstanding, including OP Units	77,535		70,674

FFO was $29.3 million for the three months ended June 30, 2015, an increase of $2.8 million, or 10.7%, compared to $26.5 million for the three months ended June 30, 2014. This increase is primarily due to the $4.9 million of employee separation expenses in 2014 that did not recur in 2015, partially offset by a decrease of $2.8 million in NOI resulting from properties and investments in partnerships sold in 2014.

FFO per diluted share and OP Unit increased by $0.01 to $0.38 per share for the three months ended June 30, 2015, compared to $0.37 for the three months ended June 30, 2014.

The following table presents FFO and FFO per diluted share and OP Unit, and FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, for the six months ended June 30, 2015 and 2014:

(in thousands, except per share amounts)	Six Months Ended June 30, 2015	% Change 2014 to 2015	Six Months Ended June 30, 2014
Funds from operations	$53,673	1.1%	$53,092
Mortgage prepayment penalty and accelerated amortization of financing costs	1,030		—
Acquisition costs	3,468		1,941
Provision for employee separation expense	—		4,877
Loss on hedge ineffectiveness	512		1,238
Funds from operations, as adjusted	$58,683	(4.0)%	$61,148
Funds from operations per diluted share and OP Unit	$0.72	(4.0)%	$0.75
Funds from operations per diluted share and OP Unit, as adjusted	$0.79	(9.2)%	$0.87

Weighted average number of shares outstanding	68,660		68,091
Weighted average effect of full conversion of OP Units	5,291		2,129
Effect of common share equivalents	493		326
Total weighted average shares outstanding, including OP Units	74,444		70,546

FFO was $53.7 million for the six months ended June 30, 2015, an increase of $0.6 million, or 1.1%, compared to $53.1 million for the six months ended June 30, 2014. This increase is primarily due to the employee separation expenses in 2014 that did not recur in 2015, partially offset by a decrease in NOI resulting from properties and investments in partnerships sold in 2014.

FFO per diluted share and OP Unit decreased by $0.03 per share to $0.72 per share for the six months ended June 30, 2015, compared to $0.75 for the six months ended June 30, 2014. This decrease was primarily due to the weighted average effect of the 6,250,000 OP Units issued in connection with our acquisition of Springfield Town Center in March 2015.

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

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net loss, a GAAP measure:

	Three Months Ended June 30, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$100,882	$12,093	$112,975
Property operating expenses	(42,014)	(4,470)	(46,484)
Net operating income (NOI)	58,868	7,623	66,491
General and administrative expenses	(9,126)	—	(9,126)
Other income	811	—	811
Acquisition costs and other expenses	(817)	(14)	(831)
Interest expense, net	(21,126)	(2,566)	(23,692)
Depreciation of non real estate assets	(380)	—	(380)
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	24,268	5,043	29,311
Depreciation of real estate assets	(36,261)	(3,011)	(39,272)
Equity in income of partnerships	2,032	(2,032)	—
Impairment of assets	(28,667)	—	(28,667)
Preferred share dividends	3,962	—	3,962
Net loss	$(34,666)	$—	$(34,666)

	Three Months Ended June 30, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$106,145	$10,087	$116,232
Property operating expenses	(44,364)	(2,861)	(47,225)
Net operating income (NOI)	61,781	7,226	69,007
General and administrative expenses	(8,774)	—	(8,774)
Provision for employee separation expense	(4,877)	—	(4,877)
Other income	680	—	680
Acquisition costs and other expenses	(960)	—	(960)
Interest expense, net	(21,550)	(2,718)	(24,268)
Depreciation of non real estate assets	(369)	—	(369)
Preferred share dividends	(3,962)	—	(3,962)
Funds from operations (FFO)	21,969	4,508	26,477
Depreciation of real estate assets	(36,766)	(1,724)	(38,490)
Equity in income of partnerships	2,784	(2,784)	—
Impairment of assets	(16,098)	—	(16,098)
Gain on sale of interest in real estate	99	—	99
Preferred share dividends	3,962	—	3,962
Net loss	$(24,050)	$—	$(24,050)

	Six Months Ended June 30, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$199,666	$25,256	$224,922
Property operating expenses	(85,165)	(9,672)	(94,837)
Net operating income (NOI)	114,501	15,584	130,085
General and administrative expenses	(18,070)	—	(18,070)
Other income	2,084	—	2,084
Acquisition costs and other expenses	(5,269)	(41)	(5,310)
Interest expense, net	(41,271)	(5,206)	(46,477)
Depreciation of non real estate assets	(758)	—	(758)
Gain on sale of interest in non operating real estate	43	—	43
Preferred share dividends	(7,924)	—	(7,924)
Funds from operations (FFO)	43,336	10,337	53,673
Depreciation of real estate assets	(69,072)	(6,223)	(75,295)
Equity in income of partnerships	4,114	(4,114)	—
Impairment of assets	(34,907)	—	(34,907)
Preferred share dividends	7,924	—	7,924
Net loss	$(48,605)	$—	$(48,605)

	Six Months Ended June 30, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total
Real estate revenue	$214,754	$20,596	$235,350
Property operating expenses	(96,081)	(6,396)	(102,477)
Net operating income (NOI)	118,673	14,200	132,873
General and administrative expenses	(17,851)	—	(17,851)
Provision for employee separation expense	(4,877)	—	(4,877)
Other income	1,458	—	1,458
Acquisition costs and other expenses	(2,606)	—	(2,606)
Interest expense, net	(41,720)	(5,448)	(47,168)
Depreciation of non real estate assets	(813)	—	(813)
Preferred share dividends	(7,924)	—	(7,924)
Funds from operations (FFO)	44,340	8,752	53,092
Depreciation of real estate assets	(72,557)	(3,566)	(76,123)
Equity in income of partnerships	5,186	(5,186)	—
Impairment of assets	(17,398)	—	(17,398)
Gain on sale of interest in real estate	99	—	99
Preferred share dividends	7,924	—	7,924
Net loss	$(32,406)	$—	$(32,406)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2015 were $39.2 million, based on distributions of $1.0312 per Series A Preferred Share, $0.9218 per Series B Preferred Share and $0.42 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan , (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower” or “we”) entered into a credit agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). In June 2015, we also amended the 2013 Revolving Facility to lower the interest rates in the applicable pricing grid, to modify one covenant and to extend the Termination Date to June 26, 2018. All capitalized terms used and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of June 30, 2015, $120.0 million was outstanding under our 2013 Revolving Facility, $7.9 million was pledged as collateral for letters of credit and the unused portion that was available to us was $272.1 million. Currently, $100.0 million is outstanding under our 2013 Revolving Facility, $7.9 million is pledged for a letter of credit and the unused portion that is available to us is $292.1 million.

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is now June 26, 2018, and the Borrower has two options for one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

After the June 2015 amendment, amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.20% and 1.55% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, as set forth in the table below. The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 1.30% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.20%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%
4	Equal to or greater than 0.550 to 1.00	1.55%

The 2013 Revolving Facility is subject to a facility fee which is currently 0.25%, depending on leverage, and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

The Borrower may prepay the 2013 Revolving Facility at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may be extended.

Term Loans

2015 5-Year Term Loan

In June 2015, the Borrower entered into a five-year term loan agreement (the “2015 5-Year Term Loan”) with Wells Fargo Bank, National Association, PNC Bank, National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility. The maturity date of the 2015 5-Year Term Loan is June 26, 2020. At closing, the Borrower borrowed the entire $150.0 million under the 2015 5-Year Term Loan and used the proceeds to repay $150.0 million of the then outstanding balance under the Borrower’s 2013 Revolving Facility.

Amounts borrowed under the 2015 5-Year Term Loan bear interest at the rate specified below per annum, depending on PREIT’s leverage, in excess of LIBOR, unless and until the Borrower receives an investment grade credit rating and provides notice to the Administrative Agent (the “Rating Date”), after which alternative rates would apply. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	Applicable Margin
1	Less than 0.450 to 1.00	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.60%
4	Equal to or greater than 0.550 to 1.00	1.90%

The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 1.60% per annum in excess of LIBOR.

The 2015 5-Year Term Loan also contains an additional covenant that prior to the Rating Date, if any, PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

The Borrower may prepay the 2015 5-Year Term Loan at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings.

2014 Term Loans

In January 2014, the Borrower entered into two unsecured term loans in the aggregate amount of $250.0 million, comprised of:

(1) a 5 Year Term Loan Agreement (the “2014 5-Year Term Loan”) with Wells Fargo Bank, National Association, U.S. Bank National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility; and

(2) a 7 Year Term Loan Agreement (the “2014 7-Year Term Loan” and, together with the 2014 5-Year Term Loan, the “2014 Term Loans”) with Wells Fargo Bank, National Association, Capital One, National Association and the other financial institutions signatory thereto, for a $100.0 million senior unsecured seven-year term loan facility.

In June 2015, the Borrower entered into an amendment to each of the 2014 Term Loans. Under the amendment to each of the 2014 Term Loans, PREIT is required to maintain, on a consolidated basis, minimum Unencumbered Debt Yield of 11.0%, versus 12.0% previously, consistent with the amendment to the covenant in the 2013 Revolving Facility, and the provision of the 2015 5-Year Term Loan. The cross-default provisions in the 2014 Term Loans were also amended to add the new 2015 5-Year Term Loan.

Amounts borrowed under the 2014 Term Loans bear interest at the rate per annum specified in the chart below, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

Level	Ratio of Total Liabilities to Gross Asset Value	2014 7-Year Term Loan Applicable Margin	2014 5-Year Term Loan Applicable Margin
1	Less than 0.450 to 1.00	1.80%	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.95%	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	2.15%	1.60%
4	Equal to or greater than 0.550 to 1.00	2.35%	1.90%

The rate that will be in effect following the reporting of our June 30, 2015 covenant compliance information will be 2.15% and 1.60% for the 7-Year Term Loan and 5-Year Term Loan, respectively, per annum in excess of LIBOR.

If PREIT seeks and obtains an investment grade credit rating and so notifies the lenders under the respective 2014 Term Loans, alternative interest rates would apply.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 5-Year Term Loan, through an accordion option (subject to certain conditions), from $150.0 million to as much as $300.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 7-Year Term Loan, through an accordion option (subject to certain conditions), from $100.0 million to as much as $200.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders.

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR-based debt) in effect and the maturity dates of the 2014 Term Loans and the 2015 Term Loan as of June 30, 2015:

(in millions of dollars)	2014 7-Year Term Loan	2014 5-Year Term Loan	2014 5-Year Term Loan
Total facility	$100.0	$150.0	$150.0
Amount outstanding	$100.0	$150.0	$150.0
Interest rate	2.13%	1.63%	1.64%
Maturity date	January 2021	January 2019	June 2020

Interest Rate Derivative Agreements

As of June 30, 2015, we had entered into 16 interest rate swap agreements with a weighted average interest rate of 1.55% on a notional amount of $422.1 million maturing on various dates through January 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2015, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2015 includes a net loss of $2.3 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

In the six months ended June 30, 2015, we recorded net loss on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued. These swaps are scheduled to expire by their terms in January 2019.

As of June 30, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.2 million. If we had breached any of the default provisions in these agreements as of June 30, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.7 million. We had not breached any of these provisions as of June 30, 2015.

Mortgage Loan Activity

In June 2015, we entered into a $96.2 million mortgage loan secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan has a fixed interest rate of 4.35% and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in July 2025. In connection with the repayment, we repaid the existing $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

In April 2015, we repaid a $55.6 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and $15.6 million from available working capital.

Mortgage Loans

As of June 30, 2015, our mortgage loans, which are secured by 15 of our consolidated properties, are due in installments over various terms extending to July 2025. Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 5.95% and had a weighted average interest rate of 4.88% at June 30, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.88% at June 30, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.62% at June 30, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2015:

(in thousands of dollars)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Principal payments	$114,474	$10,507	$28,410	$28,020	$47,537
Balloon payments	1,246,321	132,624	369,480	175,426	568,791
Total	$1,360,795	$143,131	$397,890	$203,446	$616,328

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2015 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Mortgage loans	$1,360,795	$143,131	$397,890	$203,446	$616,328
Term Loans	400,000	—	—	150,000	250,000
2013 Revolving Facility	120,000	—	—	120,000	—
Interest on indebtedness (1)	308,721	37,511	108,121	74,973	88,116
Operating leases	7,959	1,108	3,893	2,954	4
Ground leases	2,984	363	894	229	1,498
Development and redevelopment commitments (2)	14,323	14,323	—	—	—
Total	$2,214,782	$196,436	$510,798	$551,602	$955,946
_________________________
(1)Includes payments expected to be made in connection with interest rate swaps and forward starting interest rate swap agreements.
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

CASH FLOWS

Net cash provided by operating activities totaled $62.9 million for the six months ended June 30, 2015 compared to $83.8 million for the six months ended June 30, 2014. This decrease in cash from operating activities is primarily due to properties sold since January 1, 2014 and other working capital changes.

Cash flows used in investing activities were $367.9 million for the six months ended June 30, 2015 compared to cash flows used in investing activities of $39.3 million for the six months ended June 30, 2014. Cash flows used in investing activities for the six months ended June 30, 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $14.0 million and real estate improvements of $16.9 million, primarily related to ongoing improvements at our properties. Investing activities for the first six months of 2014 included $20.0 million used in acquiring street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $17.5 million and real estate improvements of $19.5 million, primarily related to ongoing improvements at our properties.

Cash flows provided by financing activities were $295.9 million for the six months ended June 30, 2015 compared to cash flows used in financing activities of $47.9 million for the six months ended June 30, 2014. Cash flows provided by financing activities for the first six months of 2015 included $270.0 million of 2013 Revolving Facility borrowings, $120.0 million of Term Loan borrowings, a $96.2 million mortgage loan secured by Patrick Henry Mall and $5.8 million of additional borrowing from the mortgage loan secured by Francis Scott Key Mall, offset by cash flows used by financing activities of $83.8 million used to repay the prior mortgage loan secured by Patrick Henry Mall, $55.3 million used to repay the mortgage loan secured by Magnolia Mall, dividends and distributions of $39.2 million and principal installments on mortgage loans of $10.1 million. Financing activities also included a non-cash transaction consisting of a $150.0 million borrowing on our 2015 5-Year Term
Loan, which was used to pay down amounts then outstanding on our 2013 Revolving Facility. Cash flows used in financing activities for the six months ended June 30, 2014 included $130.0 million of net repayments of the 2013 Revolving Facility, dividends and distributions of $36.2 million, and principal installment payments of $7.8 million, offset by $130.0 million in net borrowings from the Term Loans.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2015, our consolidated debt portfolio consisted primarily of $1,360.8 million of fixed and variable rate mortgage loans, $120.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.43%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 1.63%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 1.64% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.13%.

Our mortgage loans, which are secured by 15 of our consolidated properties, are due in installments over various terms extending to July 2025. Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.90% to 5.95% and had a weighted average interest rate of 4.88% at June 30, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.88% at June 30, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.62% at June 30, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2015	$142,665	5.59%	$466		2.93%
2016	232,888	5.36%	960		2.93%
2017	163,040	5.34%	1,002		2.93%
2018	13,622	4.34%	267,543	(2)	2.17%
2019 and thereafter	630,559	4.35%	428,050	(3)	1.88%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2015.

(2)	Includes 2013 Revolving Facility borrowings of $120.0 million with an interest rate of 1.43% as of June 30, 2015.

(3)	Includes Term Loan borrowings of $400.0 million with a weighted average interest rate of 1.76% as of June 30, 2015.

As of June 30, 2015, we had $698.0 million of variable rate debt. Also, as of June 30, 2015, we had entered into 16 interest rate swap agreements with an aggregate weighted average interest rate of 1.55% on a notional amount of $422.1 million maturing on various dates through January 2019. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2015 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $55.7 million at June 30, 2015. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $58.1 million at June 30, 2015. Based on the variable rate debt included in our debt portfolio at March 31, 2015, a 100 basis point increase in interest rates would have resulted in an additional $2.8 million million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $2.8 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2015 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2015	—	$—	—	$—
May 1—May 31, 2015	—	—	—	—
June 1—June 31, 2015	16,193	22.37	—	—
Total	16,193	$22.37	—	$—

ITEM 6.  EXHIBITS.

2.1*	Purchase and Sale Agreement dated as of April 29, 2015 by and between PREIT Associates, L.P. and PR Springfield Associates, L.P. and Rubin Retail Acquisition, L.P.

10.1	Second Amendment to Credit Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.2	Third Amendment to Five-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.3	Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.4	Five Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.5	Five Year Term Loan Guaranty dated as of June 26, 2015 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

*	The Company agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 3, 2015
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

2.1*+	Purchase and Sale Agreement dated as of April 29, 2015 by and between PREIT Associates, L.P. and PR Springfield Associates, L.P. and Rubin Retail Acquisition, L.P.

10.1*	Second Amendment to Credit Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.2*	Third Amendment to Five-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.3*	Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.4*	Five Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.5*	Five Year Term Loan Guaranty dated as of June 26, 2015 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith

+	The Company agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.