Form 10-Q
period 2015-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2015-10-29
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 27, 2015: 69,190,692

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,467,158	$3,216,231
Construction in progress	131,924	60,452
Land held for development	8,424	8,721
Total investments in real estate	3,607,506	3,285,404
Accumulated depreciation	(1,071,477)	(1,061,051)
Net investments in real estate	2,536,029	2,224,353
INVESTMENTS IN PARTNERSHIPS, at equity:	154,588	140,882
OTHER ASSETS:
Cash and cash equivalents	22,136	40,433
Tenant and other receivables (net of allowance for doubtful accounts of $10,857 and $11,929 at September 30, 2015 and December 31, 2014, respectively)	36,750	40,566
Intangible assets (net of accumulated amortization of $13,198 and $11,873 at September 30, 2015 and December 31, 2014, respectively)	23,372	6,452
Deferred costs and other assets	86,717	87,017
Assets held for sale	13,627	—
Total assets	$2,873,219	$2,539,703
LIABILITIES:
Mortgage loans payable	$1,392,270	$1,407,947
Term Loans	400,000	130,000
Revolving Facility	60,000	—
Tenants’ deposits and deferred rent	15,731	15,541
Distributions in excess of partnership investments	64,238	65,956
Fair value of derivative liabilities	6,029	2,490
Liabilities on assets held for sale	1,895	—
Accrued expenses and other liabilities	89,738	73,032
Total liabilities	2,029,901	1,694,966
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of September 30, 2015 and December 31, 2014; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of September 30, 2015 and December 31, 2014; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,190 shares at September 30, 2015 and 68,801 shares at December 31, 2014	69,190	68,801
Capital contributed in excess of par	1,474,504	1,474,183
Accumulated other comprehensive loss	(8,189)	(6,002)
Distributions in excess of net income	(853,820)	(721,605)
Total equity—Pennsylvania Real Estate Investment Trust	681,766	815,458
Noncontrolling interest	161,552	29,279
Total equity	843,318	844,737
Total liabilities and equity	$2,873,219	$2,539,703

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014
REVENUE:
Real estate revenue:
Base rent	$68,378	$66,908	$200,069	$209,896
Expense reimbursements	31,790	31,057	93,840	96,287
Percentage rent	866	542	1,712	1,455
Lease termination revenue	1,431	644	1,898	898
Other real estate revenue	2,355	2,638	6,967	8,005
Total real estate revenue	104,820	101,789	304,486	316,541
Other income	2,216	3,348	4,300	4,807
Total revenue	107,036	105,137	308,786	321,348
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(33,004)	(33,092)	(100,073)	(107,723)
Utilities	(5,311)	(5,520)	(15,419)	(19,571)
Other property operating expenses	(4,428)	(4,315)	(12,416)	(11,713)
Total property operating expenses	(42,743)	(42,927)	(127,908)	(139,007)
Depreciation and amortization	(36,108)	(34,240)	(105,938)	(107,610)
General and administrative expenses	(7,554)	(8,373)	(25,624)	(26,224)
Provision for employee separation expenses	(136)	(85)	(136)	(4,961)
Acquisition costs and other expenses	(427)	(723)	(5,696)	(3,329)
Total operating expenses	(86,968)	(86,348)	(265,302)	(281,131)
Interest expense, net	(19,668)	(20,071)	(60,939)	(61,792)
Impairment of assets	(51,412)	(2,297)	(86,319)	(19,695)
Total expenses	(158,048)	(108,716)	(412,560)	(362,618)
Loss before equity in income of partnerships, gain on sale of interest in non operating real estate and gain (loss) on sale of interests in real estate	(51,012)	(3,579)	(103,774)	(41,270)
Equity in income of partnerships	2,385	3,206	6,499	8,392
Gain on sale of interest in non operating real estate	—	—	43	—
Gain (loss) on sale of interests in real estate	12,386	(513)	12,386	(414)
Net loss	(36,241)	(886)	(84,846)	(33,292)
Less: net loss attributable to noncontrolling interest	3,901	27	8,073	1,004
Net loss attributable to PREIT	(32,340)	(859)	(76,773)	(32,288)
Less: preferred share dividends	(3,962)	(3,962)	(11,886)	(11,886)
Net loss attributable to PREIT common shareholders	$(36,302)	$(4,821)	$(88,659)	$(44,174)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(36,241)	$(886)	$(84,846)	$(33,292)
Noncontrolling interest	3,901	27	8,073	1,004
Dividends on preferred shares	(3,962)	(3,962)	(11,886)	(11,886)
Dividends on unvested restricted shares	(76)	(87)	(240)	(293)
Net loss used to calculate loss per share—basic and diluted	$(36,378)	$(4,908)	$(88,899)	$(44,467)

Basic and diluted loss per share:	$(0.53)	$(0.07)	$(1.29)	$(0.65)

(in thousands of shares)
Weighted average shares outstanding—basic	68,807	68,331	68,710	68,172
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	68,807	68,331	68,710	68,172
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 352 and 672 for the three months ended September 30, 2015 and 2014, respectively, and 423 and 596 for the nine months ended September 30, 2015 and 2014, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014
Comprehensive loss:
Net loss	$(36,241)	$(886)	$(84,846)	$(33,292)
Unrealized (loss) gain on derivatives	(2,817)	2,127	(3,663)	(975)
Amortization of losses on settled swaps, net of gains	202	383	1,212	2,221
Total comprehensive (loss) income	(38,856)	1,624	(87,297)	(32,046)
Less: comprehensive loss attributable to noncontrolling interest	4,184	(85)	8,337	967
Comprehensive (loss) income attributable to PREIT	$(34,672)	$1,539	$(78,960)	$(31,079)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended
September 30, 2015
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2014	$844,737	$46	$35	$68,801	$1,474,183	$(6,002)	$(721,605)	$29,279
Net loss	(84,846)	—	—	—	—	—	(76,773)	(8,073)
Other comprehensive loss	(2,451)	—	—	—	—	(2,187)	—	(264)
Shares issued upon redemption of Operating Partnership units	—	—	—	29	577	—	—	(606)
Shares issued under employee compensation plans, net of shares retired	(4,574)	—	—	360	(4,934)	—	—	—
Amortization of deferred compensation	4,678	—	—	—	4,678	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(43,556)	—	—	—	—	—	(43,556)	—
Distributions paid to Series A preferred shareholders ($1.5498 per share)	(7,116)	—	—	—	—	—	(7,116)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,770)	—	—	—	—	—	(4,770)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(3,951)	—	—	—	—	—	—	(3,951)
Operating Partnership Units issued in connection with the purchase of Springfield Town Center	145,188	—	—	—	—	—	—	145,188
Other distributions to noncontrolling interests, net	(21)	—	—	—	—	—	—	(21)
Balance September 30, 2015	$843,318	$46	$35	$69,190	$1,474,504	$(8,189)	$(853,820)	$161,552

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2015	2014
Cash flows from operating activities:
Net loss	$(84,846)	$(33,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	99,271	100,584
Amortization	8,766	7,083
Straight-line rent adjustments	(1,321)	(1,164)
Provision for doubtful accounts	2,945	1,779
Amortization of deferred compensation	4,678	6,971
Loss on hedge ineffectiveness	512	1,354
(Gains) losses on sale of interests in real estate and non operating real estate, net	(12,429)	414
Equity in income of partnerships in excess of distributions	(3,006)	(1,976)
Amortization of historic tax credits	(1,591)	(2,508)
Impairment of assets and expensed project costs	86,648	20,125
Change in assets and liabilities:
Net change in other assets	2,564	4,014
Net change in other liabilities	(11,213)	(4,872)
Net cash provided by operating activities	90,978	98,512
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(319,986)	(20,000)
Additions to construction in progress	(21,697)	(30,745)
Investments in real estate improvements	(33,922)	(40,649)
Cash proceeds from sales of real estate	37,056	165,632
Additions to leasehold improvements	(381)	(953)
Investments in partnerships	(18,906)	(5,158)
Capitalized leasing costs	(4,837)	(4,223)
Decrease (increase in) cash escrows	1,803	(318)
Cash distributions from partnerships in excess of equity in income	4,873	1,537
Net cash (used in) provided by investing activities	(355,997)	65,123
Cash flows from financing activities:
Borrowings from term loans	120,000	130,000
Net borrowings from (repayments of) revolving facility	210,000	(130,000)
Proceeds from mortgage loans	272,044	—
Principal installments on mortgage loans	(14,945)	(11,812)
Repayments of mortgage loans	(272,776)	(76,784)
Payment of deferred financing costs	(3,634)	(1,896)
Dividends paid to common shareholders	(43,556)	(41,225)
Dividends paid to preferred shareholders	(11,886)	(11,886)
Distributions paid to Operating Partnership unit holders and non controlling interest	(3,951)	(1,278)
Value of shares of beneficial interest issued	1,081	3,062
Value of shares retired under equity incentive plans, net of shares issued	(5,655)	(4,633)
Net cash provided by (used in) financing activities	246,722	(146,452)
Net change in cash and cash equivalents	(18,297)	17,183
Cash and cash equivalents, beginning of period	40,433	34,230
Cash and cash equivalents, end of period	$22,136	$51,413

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 40 properties in 12 states, including 30 operating shopping malls, six other retail properties, three development properties and one property under redevelopment (The Gallery at Market East). Two of the development properties are classified as “mixed use” (a combination of retail and other uses) and one of the development properties is classified as “other.” The above property counts do not include Voorhees Town Center in Voorhees, New Jersey, because that property has been classified as “held for sale” as of September 30, 2015 and was sold in October 2015.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2015, we held an 89.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2015, the total amount that would have been distributed would have been $165.4 million, which is calculated using our September 30, 2015 closing price on the New York Stock Exchange of $19.83 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,343,299 as of September 30, 2015.

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

New Accounting Developments

In March 2015, the Financial Accounting Standards Board (“FASB”) issued “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which intend to simplify the presentation of debt issuance costs. The new guidance is effective for annual periods beginning after December 15, 2015 for public companies. We have evaluated this new guidance and have determined that this standard will not have a significant impact on our consolidated financial statements. We will adopt this new guidance in 2016.

In May 2014, the FASB issued “Revenue from Contracts with Customers.” The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this standard. We are currently evaluating the new guidance and have not determined the impact this standard might have on our consolidated financial statements, nor have we decided upon the method of adoption.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2015 and December 31, 2014 were comprised of the following:

(in thousands of dollars)	As of September 30, 2015	As of December 31, 2014
Buildings, improvements and construction in progress	$3,055,060	$2,843,326
Land, including land held for development	552,446	442,078
Total investments in real estate	3,607,506	3,285,404
Accumulated depreciation	(1,071,477)	(1,061,051)
Net investments in real estate	$2,536,029	$2,224,353

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014
Development/Redevelopment Activities:
Salaries and benefits	$309	$201	$683	$1,026
Real estate taxes	323	4	599	4
Interest	758	201	1,562	494
Leasing Activities:
Salaries, commissions and benefits	1,610	1,394	4,837	4,223

Dispositions

In October 2015, we sold Voorhees Town Center in Voorhees, New Jersey for $13.4 million, representing a capitalization rate of 10.3%. No gain or loss was recorded in connection with this sale. However, prior to the sale, as discussed in “Impairment of Assets” below, a $39.1 million impairment loss was recorded in the three and nine months ended September 30, 2015.

In August 2015, we sold Uniontown Mall in Uniontown, Pennsylvania for $23.0 million, representing a capitalization rate of 17.5%. No gain or loss was recorded in connection with this sale. However, prior to the sale, as discussed in “Impairment of Assets” below, $7.5 million of impairment losses were recorded in the nine months ended September 30, 2015.

Acquisition

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. Our allocation of the purchase price is as follows:

(in thousands of dollars)
Land	$119,912
Building	299,012
Common area improvements	16,776
Site improvements and tenant improvements	35,565
Intangible assets (liabilities):
In-place lease value	18,123
Above market lease value	260
Below market lease value	(393)
Above market ground lease value (as lessor)	(5,882)
Deferred and other assets	3,231
Total	$486,604

Impairment of Assets

Lycoming Mall

In September 2015, we recorded a loss on impairment of assets on Lycoming Mall in Pennsdale, Pennsylvania of $12.3 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property, which has since been terminated, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Lycoming Mall were less than the carrying value of the property, and recorded a loss on impairment of assets.

Voorhees Town Center

In September 2015, we recorded a loss on impairment of assets on Voorhees Town Center in Voorhees, New Jersey of $39.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Voorhees Town Center were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold this property in October 2015.

Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall

In June 2015, we recorded aggregate losses on impairment of assets on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $27.3 million after signing a purchase and sale agreement with a prospective buyer of the properties. The negotiations with this prospective buyer of the properties are ongoing, and could result in additional changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets.

Uniontown Mall

In 2015, we recorded aggregate losses on impairment of assets on Uniontown Mall in Uniontown, Pennsylvania of $7.5 million. In connection with negotiations with the buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We sold the property in August 2015.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2015 and December 31, 2014:

(in thousands of dollars)	As of September 30, 2015	As of December 31, 2014
ASSETS:
Investments in real estate, at cost:
Operating properties	$753,001	$654,024
Construction in progress	5,678	41,919
Total investments in real estate	758,679	695,943
Accumulated depreciation	(194,114)	(190,100)
Net investments in real estate	564,565	505,843
Cash and cash equivalents	37,041	15,229
Deferred costs and other assets, net	41,061	37,274
Total assets	642,667	558,346
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable	438,061	383,190
Other liabilities	32,470	34,314
Total liabilities	470,531	417,504
Net investment	172,136	140,842
Partners’ share	89,764	74,663
PREIT’s share	82,372	66,179
Excess investment (1)	7,978	8,747
Net investments and advances	$90,350	$74,926

Investment in partnerships, at equity	$154,588	$140,882
Distributions in excess of partnership investments	(64,238)	(65,956)
Net investments and advances	$90,350	$74,926
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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014
Real estate revenue	$25,432	$25,684	$76,285	$67,191
Operating expenses:
Property operating expenses	(8,768)	(8,659)	(28,819)	(21,508)
Interest expense	(5,211)	(5,483)	(15,653)	(16,410)
Depreciation and amortization	(6,508)	(4,972)	(18,806)	(12,035)
Total expenses	(20,487)	(19,114)	(63,278)	(49,953)
Net income	4,945	6,570	13,007	17,238
Less: Partners’ share	(2,647)	(3,283)	(6,667)	(8,614)
PREIT’s share	2,298	3,287	6,340	8,624
Amortization of excess investment	87	(81)	159	(232)
Equity in income of partnerships	$2,385	$3,206	$6,499	$8,392

Financing Activity

In September 2015, the unconsolidated partnership that owns Springfield Mall in Springfield, Pennsylvania entered into a $65.0 million mortgage loan secured by the property with a fixed interest rate of 4.45% and a term of 10 years with no options to extend. The proceeds were used to repay the existing $61.7 million mortgage loan plus accrued interest. We received $1.0 million of proceeds as a distribution in connection with the financing.

Disposition

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center in Springfield, Pennsylvania for $20.2 million, representing a capitalization rate of 7.0%, and recognized a gain of $12.0 million. In connection with our interest in the property, we had an ongoing obligation to sublet approximately 10,100 square feet of space of a tenant at the property, which we transferred as part of the transaction. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer of our interests. We are providing limited property management services to the shopping center for a limited term for nominal consideration. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 8 regarding the related party aspect of this transaction.

Lehigh Valley Mall

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, which was considered to be a significant unconsolidated subsidiary as of December 31, 2014, and which is included in the amounts above. Summarized balance sheet information as of September 30, 2015 and December 31, 2014 and summarized statement of operations information for the three and nine months ended September 30, 2015 and 2014 for this entity, which is accounted for using the equity method, is as follows:

	As of
(in thousands of dollars)	September 30, 2015	December 31, 2014
Summarized balance sheet information
Total assets	$52,668	$51,703
Mortgage loan payable	129,698	131,394

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2015	2014	2015	2014
Summarized statement of operations information
Revenue	$8,903	$9,037	$26,807	$27,133
Property operating expenses	(2,200)	(2,297)	(7,219)	(7,516)
Interest expense	(1,923)	(1,956)	(5,794)	(5,891)
Net income	3,964	3,984	11,284	11,066
PREIT’s share of equity in income of partnership	1,982	1,992	5,642	5,533

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

As of September 30, 2015, $60.0 million was outstanding under our 2013 Revolving Facility, $7.9 million was pledged as collateral for letters of credit and the unused portion that was available to us was $332.1 million.

Interest expense related to the 2013 Revolving Facility was $0.7 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. Deferred financing fee amortization associated with the 2013 Revolving Facility was $0.2 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million (including $0.2 million of accelerated amortization resulting from the 2015 amendment) and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

After the June 2015 amendment, amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.20% and 1.55% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, as set forth in the table below. The rate that is in effect as of September 30, 2015 is 1.30% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The rate that is in effect as of September 30, 2015 is 1.60% per annum in excess of LIBOR.

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

The rates that are in effect as of September 30, 2015 are 2.15% and 1.60% for the 7-Year Term Loan and 5-Year Term Loan, respectively, per annum in excess of LIBOR.

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

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR-based debt) in effect and the maturity dates of the 2014 Term Loans and the 2015 Term Loan (collectively, the “Term Loans”) as of September 30, 2015:

(in millions of dollars)	2014 7-Year Term Loan	2014 5-Year Term Loan	2015 5-Year Term Loan
Total facility	$100.0	$150.0	$150.0
Amount outstanding	$100.0	$150.0	$150.0
Interest rate	2.13%	1.63%	1.64%
Maturity date	January 2021	January 2019	June 2020

Interest expense related to the Term Loans was $2.7 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Deferred financing fee amortization associated with the Term Loans was $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of September 30, 2015, the Borrower was in compliance with all such financial covenants.

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

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,392.3	$1,398.2	$1,407.9	$1,415.5

The mortgage loans contain various customary default provisions. As of September 30, 2015, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In September 2015. we entered into a $170.0 million mortgage loan secured by Willow Grove Park in Willow Grove, Pennsylvania. The mortgage loan has a fixed interest rate of 3.88% per annum and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in October 2025. In connection with the financing, we repaid the existing $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes.

In June 2015, we entered into a $96.2 million mortgage loan secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan has a fixed interest rate of 4.35% per annum and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in July 2025. In connection with the financing, we repaid the existing $83.8 million mortgage loan plus accrued interest and incurred an $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

In April 2015, we repaid a $55.3 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and the balance from available working capital.

In March 2015, we borrowed an additional $5.8 million under the mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $56.2 million (net of capitalized interest of $1.6 million) and $55.8 million (net of capitalized interest of $0.5 million) for the nine months ended September 30, 2015 and 2014, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $290.0 million and $140.0 million for the nine months ended September 30, 2015 and 2014, respectively. Aggregate paydowns were $230.0 million and $270.0 million for the nine months ended September 30, 2015 and 2014, respectively. The $150.0 million paydown in the nine months ended September, 2015 was directly paid from the 2015 5-Year Term Loan initial borrowing, and is considered to be a non-cash transaction.

In connection with our acquisition of Springfield Town Center in March 2015, we issued 6,250,000 OP Units with a value of $145.2 million as partial consideration for the purchase.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $19.3 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $4.3 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of September 30, 2015, we had entered into 16 interest rate swap agreements with a weighted average interest rate of 1.55% on a notional amount of $421.9 million maturing on various dates through January 2019. In October 2015, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.23% on a notional amount of $100.0 million maturing in June 2020.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2015, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2015 includes a net loss of $2.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

In the nine months ended September 30, 2015, we recorded net loss on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 1, 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued. These swaps are scheduled to expire by their terms in January 2019.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at September 30, 2015 and December 31, 2014. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at September 30, 2015 (1)	Fair Value at December 31, 2014 (1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.1)	$(0.2)	1.10%	July 31, 2016
28.1	(0.3)	(0.4)	1.38%	January 2, 2017
33.2	(0.2)	0.1	3.72%	December 1, 2017
7.6	—	—	1.00%	January 1, 2018
55.0	(0.5)	—	1.12%	January 1, 2018
48.0	(0.4)	—	1.12%	January 1, 2018
30.0	(0.8)	(0.4)	1.78%	January 2, 2019
20.0	(0.6)	(0.3)	1.78%	January 2, 2019
20.0	(0.6)	(0.3)	1.78%	January 2, 2019
20.0	(0.6)	(0.3)	1.79%	January 2, 2019
20.0	(0.6)	(0.3)	1.79%	January 2, 2019
20.0	(0.6)	(0.3)	1.79%	January 2, 2019
25.0	(0.2)	N/A	1.16%	January 2, 2019
25.0	(0.2)	N/A	1.16%	January 2, 2019
25.0	(0.2)	N/A	1.16%	January 2, 2019
20.0	(0.1)	N/A	1.16%	January 2, 2019
	$(6.0)	$(2.4)
_________________________

(1)
As of September 30, 2015 and December 31, 2014, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate products
(Loss) gain recognized in Other Comprehensive Income (Loss) on derivatives	$(3.9)	$1.4	$(5.5)	$(0.7)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.3	$1.0	$3.5	$3.3	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.1)	$(0.5)	$(1.4)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2015, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $6.0 million. If we had breached any of the default provisions in these agreements as of September 30, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $6.5 million. We had not breached any of these provisions as of September 30, 2015.

8. RELATED PARTY TRANSACTION

As disclosed in note 3, we sold our entire 50% interests in Springfield Park shopping center in Springfield, Pennsylvania in July 2015. The buyer, Rubin Retail Acquisitions, L.P., is an entity controlled by Ronald Rubin, Executive Chairman and a Trustee of PREIT, and his brother, George Rubin, a former Vice Chairman and a former Trustee of PREIT. In accordance with PREIT’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of PREIT’s Board of Trustees considered and approved the terms of the transaction. The disinterested members of PREIT’s Board of Trustees also approved the transaction.

9. HISTORIC TAX CREDITS
Phase I

In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase I Project”). Capital contributions received from the Phase I Counterparty are, in substance, consideration that we received in exchange for a put option, whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Phase I Project, and our obligation to deliver tax credits to the Phase I Counterparty. During 2015, the counterparty elected to exercise its put option, and in October 2015, we paid $1.8 million to the Phase I Counterparty to repurchase its ownership interest in the Phase I Project.
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, of which Phase II(i) was completed in the second quarter of 2012, and Phase II(ii) was completed in the second quarter of 2013. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. We recognized the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations of $0.9 million related to the third recapture period of Phase II(i) and $1.2 million related to the second recapture period of Phase II(i) in each of the three and nine months, respectively, ended September 30, 2015 and 2014. We recognized the contribution received of $0.9 million related to the second recapture period of Phase II(ii) and $1.0 million related to the first recapture period of Phase II(ii) in each of the three and nine months, respectively, ended September 30, 2015 and 2014. We also recorded $0.3 million of priority returns earned by the Phase II Counterparty in each of the three and nine months ended September 30, 2015 and 2014.
In the aggregate, we recorded net income of $1.8 million and $1.9 million to “Other income” in the consolidated statements of operations in connection with Phase II in each of the three and nine months ended September 30, 2015 and 2014, respectively.

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

We currently own interests in 40 retail properties, of which 36 are operating properties, three are development properties, and one is under redevelopment (The Gallery at Market East). The 36 operating properties include 30 shopping malls and six other retail properties, have a total of 27.1 million square feet and are located in 11 states. We and partnerships in which we own an interest own 20.6 million square feet at these properties (excluding space owned by anchors). The above property and square footage counts do not include Voorhees Town Center in Voorhees, New Jersey, because that property has been classified as “held for sale” as of September 30, 2015 and was sold in October 2015.

There are 30 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 23.0 million square feet, of which we own 17.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

Net loss for the three months ended September 30, 2015 was $36.2 million, an increase of $35.4 million compared to net loss of $0.9 million for the three months ended September 30, 2014.This increase was primarily due to the $51.4 million of impairment losses recorded in the three months ended September 30, 2015, partially offset by gains on sales of interests in real estate of $12.4 million in the three months ended September 30, 2015.

Net loss for the nine months ended September 30, 2015 was $84.8 million, an increase of $51.6 million compared to net loss of $33.3 million for the nine months ended September 30, 2014. This increase was primarily due to the $86.3 million of impairment losses recorded in the nine months ended September 30, 2015 compared to $19.7 million of impairment losses recorded in the nine months ended September 30, 2014, partially offset by gains on sales of interest in real estate of $12.4 million in the nine months ended September 30, 2015. Our operating results were also affected by the dispositions of three consolidated malls and interests in three partnership properties since September 30, 2014, and the Springfield Town Center acquisition (closed March 31, 2015). These effects were partially offset by increased Same Store NOI (as defined below) in the nine months ended September 30, 2015.

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

Acquisitions and Dispositions

Springfield Town Center

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $7.7 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. The acquisition of Springfield Town Center affects the comparability of our occupancy, real estate revenue, property operating expenses and depreciation and amortization to prior periods. In addition, the debt incurred to finance a portion of the purchase price will cause us to incur interest expense. The impact of the acquisition on our net income, net operating income and Funds From Operations will depend on rental rates, occupancy and the overall performance of the property.

Voorhees Town Center

In October 2015, we sold Voorhees Town Center in Voorhees, New Jersey for $13.4 million, representing a capitalization rate of 10.3%. No gain or loss was recorded in connection with this sale; however, a $39.1 million impairment loss was recorded in the three and nine months ended September 30, 2015. See “Results of Operations—Impairment of Assets” for more information on this impairment.

Uniontown Mall

In August 2015, we sold Uniontown Mall in Uniontown, Pennsylvania for $23.0 million, representing a capitalization rate of 17.5%. No gain or loss was recorded in connection with this sale; however, $7.5 million of impairment losses were recorded in the nine months ended September 30, 2015 (prior to the sale). See “Results of Operations—Impairment of Assets” for more information on this impairment.

Springfield Park

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center for $20.2 million, representing a capitalization rate of 7.0%, and we recognized a gain of approximately $12.0 million in the three and nine months ended September 30, 2015. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer of our interests. We are providing limited property management services to the shopping center for a limited term for nominal consideration. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 8 to our consolidated financial statements regarding the related party aspect of this transaction.

Capital Improvements, Redevelopment and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $131.9 million as of September 30, 2015.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania (“The Gallery”). As we redevelop The Gallery, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, net operating income and depreciation, will likely be negatively affected until the newly constructed space is completed, leased and occupied.

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

See “Results of Operations” for a description of the losses on impairment of assets relating to Lycoming Mall, Voorhees Town Center, Uniontown Mall, Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall that were recorded during the nine months ended September 30, 2015.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2015 and 2014:

	Occupancy (1) as of September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2015	2014	2015	2014	2015	2014
Retail portfolio weighted average:
Total excluding anchors	90.9%	92.0%	94.1%	95.7%	91.5%	92.6%
Total including anchors	93.8%	95.4%	95.2%	96.6%	94.0%	95.5%
Malls weighted average:
Total excluding anchors	90.9%	91.9%	94.0%	94.8%	91.1%	92.1%
Total including anchors	93.8%	95.4%	95.9%	96.5%	94.0%	95.4%
Other retail properties	89.0%	99.5%	94.6%	96.8%	94.4%	96.9%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented excludes properties sold in 2015 and 2014 and The Gallery because the property is under redevelopment.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2015:

			Average Gross Rent psf		Increase in Gross Rent psf		Annualized Tenant Improvements psf(2)
	Number	GLA	Previous	New(1)	Dollar	Percentage
New Leases - non anchor tenants less than 10,000 square feet:(3)
1st Quarter	23	43,481	N/A	$70.36	$70.36	N/A	$5.73
2nd Quarter	44	94,220	N/A	$56.36	$56.36	N/A	$10.57
3rd Quarter	40	73,446	N/A	$47.88	$47.88	N/A	$5.87
Total/Average	107	211,147	N/A	$56.29	$56.29	N/A	$7.94

New Leases - non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	1	13,000	N/A	$22.49	$22.49	N/A	$12.64
2nd Quarter	2	23,785	N/A	$15.41	$15.41	N/A	$1.44
3rd Quarter	5	99,332	N/A	$13.82	$13.82	N/A	$14.06
Total/Average	8	136,117	N/A	$14.93	$14.93	N/A	$11.72

Renewal - non anchor tenants less than 10,000 square feet:(4)
1st Quarter	60	137,227	$45.25	$45.95	$0.70	1.5%	$0.18
2nd Quarter	78	255,466	$37.64	$39.39	$1.75	4.6%	$—
3nd Quarter	77	181,961	$40.96	$43.97	$3.01	7.3%	$0.01
Total/Average	215	574,654	$40.51	$42.41	$1.90	4.7%	$0.05

Renewal - non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	1	12,608	$13.00	$13.50	$0.50	3.8%	$—
2nd Quarter	9	253,119	$23.39	$24.38	$0.99	4.2%	$—
3rd Quarter	2	26,230	$57.73	$68.36	$10.63	18.4%	$—
Total/Average	12	291,957	$26.03	$27.86	$1.83	7.1%	$—

New Leases - Anchor Tenants:
1st Quarter	—	—	N/A	$—	$—	N/A	$—
2nd Quarter	1	48,208	N/A	$5.23	$5.23	N/A	$—
3rd Quarter	—	—	N/A	$—	$—	N/A	$—
Total/Average	1	48,208	N/A	$5.23	$5.23	N/A	$—

Renewal Leases - Anchor Tenants:(4)
1st Quarter	—	—	$—	$—	$—	N/A	$—
2nd Quarter	8	963,256	$4.59	$4.59	$—	—%	$—
3rd Quarter	2	286,293	$3.38	$3.38	$—	—%	$—
Total/Average	10	1,249,549	$4.31	$4.31	$—	—%	$—

 _________________________

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes leases for reconfigured spaces and lease extensions.

As of September 30, 2015, for non anchor leases, the average gross rent per square foot as of the expiration date was $37.34 for the renewing leases in “Holdover” status and $38.72 for leases expiring in 2015.

Overview

Net loss for the three months ended September 30, 2015 was $36.2 million, an increase of $35.4 million compared to net loss of $0.9 million for the three months ended September 30, 2014. This increase was primarily due to the $51.4 million of impairment losses recorded in the three months ended September 30, 2015, partially offset by gains on sales of interests in real estate of $12.4 million in the three months ended September 30, 2015.

Net loss for the nine months ended September 30, 2015 was $84.8 million, an increase of $51.6 million compared to net loss of $33.3 million for the nine months ended September 30, 2014. This increase was primarily due to the $86.3 million of impairment losses recorded in the nine months ended September 30, 2015 compared to $19.7 million of impairment losses recorded in the nine months ended September 30, 2014, partially offset by gains on sales of interest in real estate of $12.4 million in the nine months ended September 30, 2015. Our operating results were also affected by the dispositions of three consolidated malls and interests in three partnership properties since September 30, 2014, and the Springfield Town Center acquisition (closed March 31, 2015). These effects were partially offset by increased Same Store NOI (as defined below) in the nine months ended September 30, 2015.

The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		% Change 2014 to 2015	Nine Months Ended September 30,		% Change 2014 to 2015
(in thousands of dollars)	2015	2014		2015	2014
Real estate revenue	$104,820	$101,789	3%	304,486	316,541	(4)%
Other income	2,216	3,348	(34)%	4,300	4,807	(11)%
Property operating expenses	(42,743)	(42,927)	—%	(127,908)	(139,007)	(8)%
Depreciation and amortization	(36,108)	(34,240)	5%	(105,938)	(107,610)	(2)%
General and administrative expenses	(7,554)	(8,373)	(10)%	(25,624)	(26,224)	(2)%
Provision for employee separation expense	(136)	(85)	60%	(136)	(4,961)	(97)%
Acquisition costs and other expenses	(427)	(723)	(41)%	(5,696)	(3,329)	71%
Interest expense, net	(19,668)	(20,071)	(2)%	(60,939)	(61,792)	(1)%
Impairment of assets	(51,412)	(2,297)	2,138%	(86,319)	(19,695)	338%
Equity in income of partnerships	2,385	3,206	(26)%	6,499	8,392	(23)%
Gain (loss) on sale of interest in real estate	12,386	(513)	(2,514)%	12,386	(414)	(3,092)%
Gain on sales of interest in non operating real estate	—	—	N/A	43	—	N/A
Net loss	$(36,241)	$(886)	3,990%	(84,846)	(33,292)	155%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $3.0 million, or 3%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to:

•	an increase of $6.8 million in real estate revenue related to the acquisition of Springfield Town Center in 2015,

•
an increase of $1.5 million in same store base rent due to increases of $2.7 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Cherry Hill Mall, Viewmont Mall, Francis Scott Key Mall and Moorestown Mall, partially offset by troubled tenant closings affecting 67 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate impact of $1.2 million; and

•	an increase of $1.1 million in same store lease termination revenue, including $0.8 million received from one tenant; partially offset by

•	a decrease of a $6.5 million in real estate revenue from properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery.

Real estate revenue decreased by $12.1 million, or 4%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to:

•	a decrease of $29.1 million in real estate revenue related to properties sold in 2014 and 2015, the July 2014 sale of a 50% partnership interest in The Gallery; partially offset by

•	an increase of $12.9 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•
an increase of $2.4 million in same store base rent due to increases of $5.3 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Cherry Hill Mall, Viewmont Mall, Francis Scott Key Mall and Moorestown Mall, partially offset by troubled tenant closings affecting 67 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate decrease of $3.3 million;

•	an increase of $1.2 million in same store lease termination revenue, including $0.8 million received from one tenant; and

•	an increase of $1.0 million in same store real estate tax reimbursements, net of a corresponding increase in real estate tax expense.

Property Operating Expenses

Property operating expenses decreased by $0.2 million, or 0%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to:

•	a decrease of $3.4 million in property operating expenses related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery; and

•	a decrease of $0.4 million in same store non-common area utility expense due to lower electric rates, particularly at our properties located in Pennsylvania and Maryland; partially offset by

•	an increase of $3.1 million from the acquisition of Springfield Town Center in March 2015; and

•
an increase of $0.6 million in same store real estate tax expense, due mostly to an increase at two of our New Jersey properties, resulting from a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $11.1 million, or 8%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to:

•	a decrease of $16.1 million in property operating expenses related to properties sold in 2014 and 2015 and the July 2014 sale of a 50% partnership interest in The Gallery;

•
a decrease of $2.7 million in same store non-common area utility expense. In three months ended March 31, 2014, there was a significant increase in electric rates at many of our properties. The extreme cold weather last winter, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland, which was not repeated in 2015; and

•
a decrease of $1.4 million in same store common area maintenance expense, including decreases of $0.7 million in common area utilities and $0.5 million in snow removal expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during 2014, which was not repeated in 2015; partially offset by

•	an increase of $6.1 million in property operating expenses from the acquisition of Springfield Town Center in March 2015;

•
an increase of $1.4 million in same store bad debt expense. During 2014, we reduced our bad debt expense when we decreased our estimated reserve related to straight line rent receivables, due to improved historical results in recent periods; and

•	an increase of $1.2 million in same store real estate tax expense resulting from a combination of increases in the real estate tax assessment value and the real estate tax rate.

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

NOI excludes other income, general and administrative expense, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, gain on sale of interest in real estate, impairment losses, acquisition costs and other expenses.

The following tables present NOI for the three and nine months ended September 30, 2015 and 2014. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

Three months ended September 30:

	Same Store			Non Same Store			Total
(in thousands of dollars)	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Real estate revenue	$106,097	$103,209	2.8%	$10,759	$11,343	(5.1)%	$116,856	$114,552	2.0%
Property operating expenses	(41,562)	(41,141)	1.0%	(5,111)	(6,085)	(16.0)%	(46,673)	(47,226)	(1.2)%
Net Operating Income	$64,535	$62,068	4.0%	$5,648	$5,258	7.4%	$70,183	$67,326	4.2%

Total NOI increased by $2.9 million, or 4.2%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase of $2.5 million in NOI from Same Store properties. This increase in NOI from Same Store properties was primarily due to increases in rent and lease terminations of $1.4 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. Non Same Store NOI also increased by $0.4 million. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Nine months ended September 30:

	Same Store			Non Same Store			Total
(in thousands of dollars)	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Real estate revenue	$311,612	$307,076	1.5%	$30,166	$42,824	(29.6)%	$341,778	$349,900	(2.3)%
Property operating expenses	(125,415)	(126,931)	(1.2)%	(16,095)	(22,772)	(29.3)%	(141,510)	(149,703)	(5.5)%
Net Operating Income	$186,197	$180,145	3.4%	$14,071	$20,052	(29.8)%	$200,268	$200,197	—%

Total NOI increased by $0.1 million, or 0.0%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase of $6.1 million in NOI from Same Store properties, partially offset by a $6.0 million decrease in NOI from Non Same Store properties. The decrease in NOI from Non Same Store properties was primarily due to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery. Non Same Store NOI was further affected by de-tenanting of The Gallery in advance of the pending redevelopment of the property, and losses incurred from tenant bankruptcies, partially offset by the inclusion of Springfield Town Center, which was acquired effective March 31, 2015. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties. Same Store NOI includes lease termination revenue of $1.8 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 5%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to:

•	an increase of $3.4 million related to the March 2015 acquisition of Springfield Town Center; and

•	an increase of $0.7 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our same store properties; partially offset by

•	a decrease of $2.2 million related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery.

Depreciation and amortization expense decreased by $1.7 million, or 2%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to:

•	a decrease of $10.9 million related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery; partially offset by

•	an increase of $6.6 million related to the the March 2015 acquisition of Springfield Town Center; and

•	an increase of $2.6 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our same store properties.

Impairment of Assets

Lycoming Mall

In September 2015, we recorded a loss on impairment of assets on Lycoming Mall in Pennsdale, Pennsylvania of $12.3 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon a purchase and sale agreement with the prospective buyer of the property, which has since been terminated, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Lycoming Mall were less than the carrying value of the property, and recorded a loss on impairment of assets.

Voorhees Town Center

In September 2015, we recorded a loss on impairment of assets on Voorhees Town Center in Voorhees, New Jersey of $39.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Voorhees Town Center were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold this property in October 2015.

Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall

In June 2015, we recorded aggregate losses on impairment of assets on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $27.3 million after signing a purchase and sale agreement with a prospective buyer of the properties. The negotiations with this prospective buyer of the properties are ongoing and could result in additional changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets.

Uniontown Mall

In 2015, we recorded aggregate losses on impairment of assets on Uniontown Mall in Uniontown, Pennsylvania of $7.5 million. In connection with negotiations with the buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We sold the property in August 2015.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses decreased by $0.3 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to acquisition costs incurred in the three months ended September 30, 2014 related to our acquisition of Springfield Town Center in March 2015.

Acquisition costs and other expenses increased by $2.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to acquisition costs related to our acquisition of Springfield Town Center in March 2015 and a higher amount of other professional fees incurred in 2015.

Interest Expense

Interest expense decreased by $0.4 million, or 2%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Our weighted average effective borrowing rate was 4.40% for the three months ended September 30, 2015 compared to 5.21% for the three months ended September 30, 2014. Our weighted average debt balance was $1,857.5 million for the three months ended September 30, 2015 compared to $1,544.5 million for the three months ended September 30, 2014. This increase is largely due to amounts borrowed to fund the cash portion of the purchase consideration for Springfield Town Center.

Interest expense decreased by $0.9 million, or 1%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Our weighted average effective borrowing rate was 4.69% for the nine months ended September 30, 2015 compared to 5.13% for the nine months ended September 30, 2014. Our weighted average debt balance was $1,762.9 million for the nine months ended September 30, 2015 compared to $1,614.2 million for the nine months ended September 30, 2014. We also recorded a loss on hedge ineffectiveness of $0.5 million, a $0.8 million prepayment penalty and

$0.2 million of accelerated amortization of financing costs in the nine months ended September 30, 2015. There was also $1.4 million of net losses on hedge ineffectiveness recorded in the nine months ended September 30, 2014 resulting from the early repayment of two mortgage loans during that period.

Equity in Income of Partnerships

Equity in income of partnerships decreased by $0.8 million, or 26%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and by $1.9 million, or 23%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These decreases were primarily due to the sale of our interests in Springfield Park in July 2015 and to our equity in the net loss from The Gallery, which became a 50% equity method investment as a result of the transaction with The Macerich Company in July 2014, due to the de-tenanting of the mall in anticipation of the construction phase of the redevelopment.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding gains and losses on sales of operating properties, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2015 and 2014, respectively, to show the effect of mortgage prepayment penalty, accelerated amortization of financing costs, acquisition costs, loss on hedge ineffectiveness and provision for employee separation expense, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as acquisition costs, provision for employee separation expense, accelerated amortization of deferred financing costs and gain and loss on hedge ineffectiveness.

The following table presents FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, and FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the three months ended September 30, 2015 and 2014:

(in thousands, except per share amounts)	Three Months Ended September 30, 2015	% Change 2014 to 2015	Three Months Ended September 30, 2014
Funds from operations attributable to common shareholders and OP Unit holders	$37,695	9.8%	$34,343
Accelerated amortization of financing costs	41		—
Acquisition costs	2		429
Provision for employee separation expense	136		85
Loss on hedge ineffectiveness	—		117
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$37,874	8.3%	$34,974
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.49	2.1%	$0.48
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted	$0.49	0.0%	$0.49

Weighted average number of shares outstanding	68,807		68,331
Weighted average effect of full conversion of OP Units	8,345		2,129
Effect of common share equivalents	352		672
Total weighted average shares outstanding, including OP Units	77,504		71,132

FFO attributable to common shareholders and OP Unit holders was $37.7 million for the three months ended September 30, 2015, an increase of $3.4 million, or 9.8%, compared to $34.3 million for the three months ended September 30, 2014. This increase is primarily due to the $2.5 million increase in Same Store NOI and a decrease of $0.6 million of interest expense resulting from lower weighted average interest rates.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit increased by $0.01 to $0.49 per share for the three months ended September 30, 2015, compared to $0.48 for the three months ended September 30, 2014.

The following table presents FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, and FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the nine months ended September 30, 2015 and 2014:

(in thousands, except per share amounts)	Nine Months Ended September 30, 2015	% Change 2014 to 2015	Nine Months Ended September 30, 2014
Funds from operations attributable to common shareholders and OP Unit holders	$91,368	4.5%	$87,436
Mortgage prepayment penalty and accelerated amortization of financing costs	1,071		—
Acquisition costs	3,470		2,514
Provision for employee separation expense	136		4,961
Loss on hedge ineffectiveness	512		1,354
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$96,557	0.3%	$96,265
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.21	(1.6)%	$1.23
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted	$1.28	(5.9)%	$1.36

Weighted average number of shares outstanding	68,710		68,172
Weighted average effect of full conversion of OP Units	6,320		2,129
Effect of common share equivalents	423		596
Total weighted average shares outstanding, including OP Units	75,453		70,897

FFO attributable to common shareholders and OP Unit holders was $91.4 million for the nine months ended September 30, 2015, an increase of $3.9 million, or 4.5%, compared to $87.4 million for the nine months ended September 30, 2014. This increase is primarily due to a $6.1 million increase in Same Store NOI and a $4.8 million decrease in employee separation expenses in 2014 as compared to 2015, partially offset by a decrease of $6.0 million in Non Same Store NOI from properties sold since September 30, 2014 and an increase in acquisition costs related to the Springfield Town Center acquisition in 2015.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit decreased by $0.02 per share to $1.21 per share for the nine months ended September 30, 2015, compared to $1.23 for the nine months ended September 30, 2014. This decrease was primarily due to the weighted average effect of the 6,250,000 OP Units issued in connection with our acquisition of Springfield Town Center in March 2015.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures

The preceding discussion compares our unaudited Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers. The amounts presented in the “Share of Unconsolidated Partnerships” column are derived using the ‘proportionate consolidation method’ (a non-GAAP measure), which includes our share of the results of our unconsolidated partnerships based on our ownership percentage in each such uncontrolled partnership. We believe that this presentation is helpful to management and investors because it provides comparable information about the operating results of our unconsolidated partnerships and is thus indicative of the return on property investment and of operating performance over time. Results based on our share of the results of unconsolidated partnerships do not represent cash generated from operating activities of our unconsolidated partnerships and should not be considered to be an alternative to cash flow from unconsolidated properties’ operating activities as a measure of our liquidity, because we do not have a direct legal claim to the revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner or tenant in common owner.

The amounts presented in the ‘Share of Unconsolidated Partnerships’ column are derived using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our unconsolidated partnerships based on our ownership percentage in each such unconsolidated partnership.

Under the partnership agreements relating to our current unconsolidated partnerships with third parties, we own a 25% to 50% economic interest in such partnerships. As such, in general, we have an indirect economic interest in our proportionate share of the revenue and expenses of the unconsolidated partnership, and, if there were to be some type of distribution of the assets and liabilities of the partnership, our proportionate share of those items. There are generally no provisions in such partnership agreements relating to special non-proportionate allocations of income or loss, and there are no preferred or priority returns of capital or other similar provisions. Thus, we believe that the proportionate-consolidation method represents a valuable means of showing the share of the operating results of our unconsolidated partnership properties that would be allocated to us based on our economic interest under the partnership agreement.

We hold a noncontrolling interest in each of our unconsolidated partnerships, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We do not have a direct legal claim to the assets, liabilities, revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner, in the event of any liquidation of such entity, and our rights as a tenant in common owner of certain unconsolidated properties.

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

We hold legal title to properties owned by three of our unconsolidated partnerships through tenancy in common arrangements. For each of these this properties, such legal title is held by us and another person or persons, and each has an undivided interest in title to the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from the properties appear under the caption “Investments in partnerships, at equity.”

For further information regarding our unconsolidated partnerships, see note 3 to our unaudited consolidated financial statements.

The following information is provided to reconcile NOI and FFO attributable to common shareholders and OP Unit holders, which are non-GAAP measures, to net loss, a GAAP measure.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)	Consolidated	Share of Unconsolidated Partnerships	Total (a non- GAAP measure)
Real estate revenue	$104,820	$12,036	$116,856	$101,789	$12,763	$114,552
Property operating expenses	(42,743)	(3,930)	(46,673)	(42,927)	(4,299)	(47,226)
Net operating income (NOI)	62,077	8,106	70,183	58,862	8,464	67,326
General and administrative expenses	(7,554)	—	(7,554)	(8,373)	—	(8,373)
Provision for employee separation expense	(136)	—	(136)	(85)	—	(85)
Other income	2,216	—	2,216	3,348	—	3,348
Acquisition costs and other expenses	(427)	(21)	(448)	(723)	(20)	(743)
Interest expense, net	(19,668)	(2,558)	(22,226)	(20,071)	(2,734)	(22,805)
Depreciation of non real estate assets	(378)	—	(378)	(363)	—	(363)
Gain on sale of interest in non operating real estate	—	—	—	—	—	—
Preferred share dividends	(3,962)	—	(3,962)	(3,962)	—	(3,962)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	32,168	5,527	37,695	28,633	5,710	34,343
Depreciation of real estate assets	(35,730)	(3,142)	(38,872)	(33,877)	(2,504)	(36,381)
Equity in income of partnerships	2,385	(2,385)	—	3,206	(3,206)	—
Impairment of assets	(51,412)	—	(51,412)	(2,297)	—	(2,297)
Gain (loss) on sale of interests in real estate	12,386	—	12,386	(513)	—	(513)
Preferred share dividends	3,962	—	3,962	3,962	—	3,962
Net loss	$(36,241)	$—	$(36,241)	$(886)	$—	$(886)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)
Real estate revenue	$304,486	$37,292	$341,778	$316,541	$33,359	$349,900
Property operating expenses	(127,908)	(13,602)	(141,510)	(139,007)	(10,696)	(149,703)
Net operating income (NOI)	176,578	23,690	200,268	177,534	22,663	200,197
General and administrative expenses	(25,624)	—	(25,624)	(26,224)	—	(26,224)
Provision for employee separation expense	(136)	—	(136)	(4,961)	—	(4,961)
Other income	4,300	—	4,300	4,807	—	4,807
Acquisition costs and other expenses	(5,696)	(62)	(5,758)	(3,329)	(20)	(3,349)
Interest expense, net	(60,939)	(7,764)	(68,703)	(61,792)	(8,182)	(69,974)
Depreciation of non real estate assets	(1,136)	—	(1,136)	(1,174)	—	(1,174)
Gain on sale of interest in non operating real estate	43	—	43	—	—	—
Preferred share dividends	(11,886)	—	(11,886)	(11,886)	—	(11,886)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	75,504	15,864	91,368	72,975	14,461	87,436
Depreciation of real estate assets	(104,802)	(9,365)	(114,167)	(106,436)	(6,069)	(112,505)
Equity in income of partnerships	6,499	(6,499)	—	8,392	(8,392)	—
Impairment of assets	(86,319)	—	(86,319)	(19,695)	—	(19,695)
Gain (loss) on sale of real estate	12,386	—	12,386	(414)	—	(414)
Preferred share dividends	11,886	—	11,886	11,886	—	11,886
Net loss	$(84,846)	$—	$(84,846)	$(33,292)	$—	$(33,292)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the nine months ended September 30, 2015 were $59.4 million, based on distributions of $1.5498 per Series A Preferred Share, $1.3827 per Series B

Preferred Share and $0.63 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”) as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan.

See note 4 in the notes to our unaudited consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

2013 Revolving Facility, as amended

In April 2013, PREIT, PREIT Associates, and PRI (collectively, the “Borrower” or “we”) entered into a credit agreement (as amended, the “2013 Revolving Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto, for a $400.0 million senior unsecured revolving credit facility. In December 2013, we amended the 2013 Revolving Facility to make certain terms of the 2013 Revolving Facility consistent with the terms of the 2014 Term Loans (discussed below). In June 2015, we also amended the 2013 Revolving Facility to lower the interest rates in the applicable pricing grid, to modify one covenant and to extend the Termination Date. All capitalized terms used and not otherwise defined herein have the meanings ascribed to such terms in the 2013 Revolving Facility.

As of September 30, 2015, $60.0 million was outstanding under our 2013 Revolving Facility, $7.9 million was pledged as collateral for letters of credit and the unused portion that was available to us was $332.1 million.

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

After the June 2015 amendment, amounts borrowed under the 2013 Revolving Facility bear interest at a rate between 1.20% and 1.55% per annum, depending on PREIT’s leverage at the end of each quarter, in excess of LIBOR, as set forth in the table below. The rate that is in effect as of September 30, 2015 is 1.30% per annum in excess of LIBOR. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property.

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

The rate that is in effect as of September 30, 2015 is 1.60% per annum in excess of LIBOR.

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

The rates that are in effect as of September 30, 2015 are 2.15% and 1.60% for the 7-Year Term Loan and 5-Year Term Loan, respectively, per annum in excess of LIBOR.

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

The table set forth below presents the amounts outstanding, interest rate (inclusive of the LIBOR spread and excluding the impact of interest rate swap agreements on LIBOR-based debt) in effect and the maturity dates of the 2014 Term Loans and the 2015 Term Loan as of September 30, 2015:

(in millions of dollars)	2014 7-Year Term Loan	2014 5-Year Term Loan	2015 5-Year Term Loan
Total facility	$100.0	$150.0	$150.0
Amount outstanding	$100.0	$150.0	$150.0
Interest rate	2.13%	1.63%	1.64%
Maturity date	January 2021	January 2019	June 2020

Interest Rate Derivative Agreements

As of September 30, 2015, we had entered into 16 interest rate swap agreements with a weighted average interest rate of 1.55% on a notional amount of $421.9 million maturing on various dates through January 2019. In October 2015, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.23% on a notional amount of $100.0 million maturing in June 2020.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2015, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2015 includes a net loss of $2.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

In the nine months ended September 30, 2015, we recorded net loss on hedge ineffectiveness of $0.5 million. Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for the acquisition of Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting after July 2014 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015, the date the Springfield Town Center acquisition closed and variable rate debt was issued in addition to such expense related to these swaps in 2014. These swaps are scheduled to expire by their terms in January 2019.

As of September 30, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $6.0 million. If we had breached any of the default provisions in these agreements as of September 30, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $6.5 million. We had not breached any of these provisions as of September 30, 2015.

Mortgage Loan Activity

In September 2015, we entered into a $170.0 million mortgage loan secured by Willow Grove Park in Willow Grove, Pennsylvania. The mortgage loan has a fixed interest rate of 3.88% per annum and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in October 2025. In connection with the financing, we repaid the existing $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes.

In September 2015, the unconsolidated partnership that owns Springfield Mall in Springfield, Pennsylvania entered into a $65.0 million mortgage loan with a fixed interest rate of 4.45% and a term of 10 years with no options to extend. The proceeds were used to repay the existing $61.7 million mortgage loan plus accrued interest. In connection with the financing, we received $1.0 million of proceeds as a distribution.

In June 2015, we entered into a $96.2 million mortgage loan secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan has a fixed interest rate of 4.35% and a 10 year term. Payments are of principal and interest based on a 30 year amortization schedule with a balloon payment due in July 2025. In connection with the financing, we repaid the existing $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

In April 2015, we repaid a $55.3 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and the balance from available working capital.

In March 2015, we borrowed an additional $5.8 million under the mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland.

Mortgage Loans

As of September 30, 2015, our mortgage loans, which are secured by 15 of our consolidated properties, are due in installments over various terms extending to October 2025. Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.66% at September 30, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.90% at September 30, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.43% at September 30, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2015:

(in thousands of dollars)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Principal payments	$144,819	$5,189	$34,694	$34,811	$70,125
Balloon payments	1,247,451	—	369,480	175,426	702,545
Total	$1,392,270	$5,189	$404,174	$210,237	$772,670

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2015 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Mortgage loans	$1,392,270	$5,189	$404,174	$210,237	$772,670
Term Loans	400,000	—	—	150,000	250,000
2013 Revolving Facility	60,000	—	—	60,000	—
Interest on indebtedness (1)	345,520	18,177	119,323	86,970	121,050
Operating leases	7,473	542	3,927	3,000	4
Ground leases	1,005	163	741	77	24
Development and redevelopment commitments (2)	19,322	14,572	1,750	3,000	—
Total	$2,225,590	$38,643	$529,915	$513,284	$1,143,748
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

CASH FLOWS

Net cash provided by operating activities totaled $91.0 million for the nine months ended September 30, 2015 compared to $98.5 million for the nine months ended September 30, 2014.

Cash flows used in investing activities were $356.0 million for the nine months ended September 30, 2015 compared to cash flows provided by investing activities of $65.1 million for the nine months ended September 30, 2014. Cash flows used in investing activities for the nine months ended September 30, 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $21.7 million and real estate improvements of $33.9 million, primarily related to ongoing improvements at our properties. Investing activities for the first nine months of 2014 included $20.0 million used in acquiring street retail properties in Philadelphia, Pennsylvania, investment in construction in progress of $30.7 million and real estate improvements of $40.6 million, primarily related to ongoing improvements at our properties.

Cash flows provided by financing activities were $246.7 million for the nine months ended September 30, 2015 compared to cash flows used in financing activities of $146.5 million for the nine months ended September 30, 2014. Cash flows provided by financing activities for the first nine months of 2015 included $210.0 million of 2013 Revolving Facility borrowings, $120.0 million of Term Loan borrowings, a $170.0 million mortgage loan secured by Willow Grove Park, a $96.2 million mortgage loan secured by Patrick Henry Mall and $5.8 million of additional borrowing from the mortgage loan secured by Francis Scott Key Mall, offset by cash flows used by financing activities of $133.6 million used to repay the prior mortgage loan secured by Willow Grove Park, $83.8 million to repay the prior mortgage loan secured by Patrick Henry Mall, $55.3 million used to repay the mortgage loan secured by Magnolia Mall, dividends and distributions of $59.4 million and principal installments on mortgage loans of $14.9 million. Financing activities also included a non-cash transaction consisting of a $150.0 million borrowing on our 2015 5-Year Term Loan, which was used to pay down amounts then outstanding on our 2013 Revolving Facility. Cash flows used in financing activities for the nine months ended September 30, 2014 included $130.0 million of net repayments of the 2013 Revolving Facility, dividends and distributions of $54.4 million, and principal installment payments of $11.8 million, offset by $130.0 million in net borrowings from the 2014 Term Loans.

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition, as was the case for a few of our tenants in 2015. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2015, our consolidated debt portfolio consisted primarily of $1,392.3 million of fixed and variable rate mortgage loans, $60.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.50%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 1.80%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 1.80% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.35%.

Our mortgage loans, which are secured by 15 of our consolidated properties, are due in installments over various terms extending to October 2025. Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.66% at September 30, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.90% at September 30, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.43% at September 30, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2015	$4,953	4.57%	$236		2.95%
2016	235,969	5.31%	960		2.95%
2017	166,244	5.29%	1,001		2.95%
2018	16,952	4.25%	207,543	(2)	2.65%
2019 and thereafter	790,362	4.21%	428,050	(3)	2.06%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2015.

(2)	Includes 2013 Revolving Facility borrowings of $60.0 million with an interest rate of 1.50% as of September 30, 2015.

(3)	Includes Term Loan borrowings of $400.0 million with a weighted average interest rate of 1.94% as of September 30, 2015.

As of September 30, 2015, we had $637.8 million of variable rate debt. Also, as of September 30, 2015, we had entered into 16 interest rate swap agreements with an aggregate weighted average interest rate of 1.55% on a notional amount of $421.9 million maturing on various dates through January 2019. In October 2015, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.23% on a notional amount of $100.0 million maturing in June 2020. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2015 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $2.2 million at September 30, 2015. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $2.2 million at September 30, 2015. Based on the variable rate debt included in our debt portfolio at September 30, 2015, a 100 basis point increase in interest rates would have resulted in an additional $64.9 million million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $67.5 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2015 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2015	—	$—	—	$—
August —August 31, 2015	—	—	—	—
September 1—September 30, 2015	—	—	—	—
Total	—	$—	—	$—

ITEM 6.  EXHIBITS.

2.1
Purchase and Sale Agreement dated as of June 29, 2015 by and between PREIT Associates, L.P. and PR Springfield Associates, L.P. and Rubin Retail Acquisition, L.P. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2015)

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

______________________

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	October 29, 2015
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

2.1
Purchase and Sale Agreement dated as of June 29, 2015 by and between PREIT Associates, L.P. and PR Springfield Associates, L.P. and Rubin Retail Acquisition, L.P. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the registrant on August 3, 2015)

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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith