Form 10-K
period 2015-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2016-02-26
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2015, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.4 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 22, 2016, 69,263,083 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2015, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	risks related to our development and redevelopment activities;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our substantial debt and the stated value of our preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our principal credit agreements;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through joint ventures or other partnerships, through sales of properties or interests in properties, through the issuance of equity or equity-related securities if market conditions are favorable, or through other actions;

•	our short- and long-term liquidity position;

•	potential dilution from any capital raising transactions or other equity issuances; and

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment.
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
We currently own interests in 33 retail properties, of which 29 are operating properties and four are development or redevelopment properties. The 29 operating properties include 25 shopping malls and four other retail properties, have a total of 24.3 million square feet and are located in 10 states. We and partnerships in which we own an interest own 18.2 million square feet at these properties (excluding space owned by anchors). In 2015, we acquired Springfield Town Center in Springfield, Virginia and we sold two of our wholly owned mall properties and our partnership interest in one other retail property. We also sold another mall property in February 2016. The above property counts do not include Gadsden Mall in Gadsden, Alabama, Lycoming Mall in Pennsdale, Pennsylvania, New River Valley Mall in Christiansburg, Virginia, Palmer Park Mall in Easton, Pennsylvania, Wiregrass Commons Mall in Dothan, Alabama and two street retail properties in Philadelphia, Pennsylvania because these properties have been classified as “held for sale” as of December 31, 2015. Palmer Park Mall was sold in February 2016.
There are 23 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 20.2 million square feet, of which we own 15.4 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
The development and redevelopment portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia), and one classified as “other.”
We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, development and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things.
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
The largest mall in our retail portfolio is 1.4 million square feet and contains 115 stores, and the smallest is 0.5 million square feet and contains 52 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2015, 84% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.4% to 13.3%, with approximately 87% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
The majority of our leases also provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is historically related to the tenant’s pro rata share of space at the property. As discussed below, we have continued to shift the provision in our leases that addresses these items to be a fixed amount, which gives greater predictability to tenants, and a majority of such revenue is derived from leases specifying fixed CAM.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our current property strategic plans, remerchandising programs and non-core property disposition program is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The malls that we have sold pursuant to our strategic property disposition program have generally been Class C properties. Approximately 80.4% of our 2015 Net Operating Income (“NOI”) (a non-GAAP measure; as defined below) came from our Premier and Core Growth property categories (as described below), which generally include Class A and Class B properties.

Portfolio Stratification
Premier Malls
When listing our malls in order by individual property 2015 sales per square foot, there is a group of six malls at the top of that list that collectively had 2015 average sales per square foot of $565, average non anchor occupancy of 97.1% as of December 31, 2015 and contributed approximately 34.6% of our NOI in 2015. This “Premier” group includes such properties as Cherry Hill Mall in Cherry Hill, New Jersey and Willow Grove Park in suburban Philadelphia, Pennsylvania. Excluded from the figures above is Springfield Town Center, a mall in Springfield, Virginia which we consider a Premier Mall, however, since we acquired this property in 2015, it is not part of our “Same Store” properties, which are properties that have been owned for the full periods presented and exclude properties acquired or disposed of or under redevelopment during the periods presented.
Core Growth Malls
The next 17 properties on our list are a collection of solidly performing properties that had 2015 average sales per square foot of $380, average non anchor occupancy of 93.1% as of December 31, 2015 and contributed approximately 45.8% of our NOI in 2015. We divide this “Core Growth Malls” group further into “Core Growth Malls- Major Markets” and “Core Growth Malls- Market Dominant.” The Core Growth Malls- Major Markets group consists of malls that are located in the top 50 metropolitan statistical areas (“MSAs”) such as Philadelphia, Pennsylvania and Washington, DC, and includes such properties as The Mall at Prince George’s and Francis Scott Key Mall in the Washington, DC MSA, and Moorestown Mall and Springfield Mall in the Philadelphia MSA. The Core Growth Malls- Market Dominant group consists of malls that are located in other MSAs, and includes such properties as Viewmont Mall in Scranton, Pennsylvania, Capital City Mall located near Harrisburg, Pennsylvania and Wyoming Valley Mall in Wilkes-Barre, Pennsylvania.
Non Core Malls
The next six properties on our list, the “Non Core Malls,” consist of properties that we plan to sell. The Non Core Malls exhibit moderate performance, had 2015 average sales per square foot of $300, average non anchor occupancy of 90.3% as of December 31, 2015 and contributed 8.2% of our NOI in 2015. Four of the Non Core Malls are under contract for sale, and one Non Core Mall (Palmer Park Mall in Easton, Pennsylvania) was sold in February 2016.
Our portfolio also includes other retail properties including power centers, street level retail, office properties and properties under redevelopment. These new, sold and other retail properties contributed approximately 11.4% of our NOI in 2015. When stabilized, we expect Springfield Town Center to be classified as a Premier Mall.

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
To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•	Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

•	Improving the operating results of our properties;

•	Taking steps to position the Company for future growth opportunities; and

•	Improving our balance sheet by reducing debt and leverage, and maintaining a solid liquidity position.
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
Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its NOI (a non-GAAP measure; as defined below) from higher productivity properties, and one that is represented in the vicinity of a few major east coast cities. One avenue for raising the level of quality of our portfolio is to dispose of certain non-core assets, which have sales productivity or occupancy below the average for our portfolio. In 2015, we sold Uniontown Mall and Voorhees Town Center, and in February 2016 we sold Palmer Park Mall. These properties had average aggregate sales per square foot of $283 and occupancy of 90.2%, which were materially less than the figures for the balance of our portfolio. In 2015, we also sold our 50% interest in Springfield Park, a shopping center in Springfield, Pennsylvania. We are also currently seeking to sell five other malls, four of which are currently under contract for sale. We anticipate that the proposed disposition of these lower-performing properties, together with the property sales that have already closed, will result in improved operating metrics for the remaining collection of assets (other things being equal), which are indicators of the quality of our portfolio.
In addition to our strategic property disposition program, we seek to selectively acquire high quality properties to enhance our portfolio. In 2015, we acquired Springfield Town Center, a property that was recently redeveloped.
As discussed below under “—Improving the Operating Results of Our Properties,” we believe that both these dispositions and this acquisition will aid our bargaining position in lease negotiations and potentially help increase rental rates.
Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and usually require some use of capital. The table below sets forth our property redevelopment summary as of December 31, 2015.

Name of Project Location	PREIT’s Projected Share of Cost	Total Project Cost	PREIT’s Investment to Date	Expected Return on Incremental Investment	Construction Start Date	Expected Completion date	Year of Stabilization
	(in millions of dollars)
Fashion Outlets of Philadelphia, Philadelphia, Pennsylvania	$160.0-$190.0	$320.0-$380.0	$31.9	8-9%	2016	2018	2020
-Complete overhaul of the former Gallery at Market East, spanning three city blocks in downtown Philadelphia. Project will offer a fusion of luxury and moderate outlet shops, flagship retail and destination dining and entertainment experiences.

Exton Square Mall - Phase I, Exton, Pennsylvania	$30.0-$33.0	$30.0-$33.0	$3.9	9-10%	2016	2017	2018
-55,000 square foot Whole Foods to open on site of K-Mart in 2017; -Addition of first to market entertainment complex, Round 1, in the former JCPenney anchor store location.

Name of Project Location	PREIT’s Projected Share of Cost	Total Project Cost	PREIT’s Investment to Date	Expected Return on Incremental Investment	Construction Start Date	Expected Completion date	Year of Stabilization
Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania	$6.6-$7.3	$6.6-$7.3	$0.1	8-9%	2016	2017	2018
-Addition of 33,000 square foot Legoland Discovery Center, one of nine in the United States.
Cumberland Mall, Vineland, New Jersey	$7.5-$8.3	$7.5-$8.3	$0.1	10-11%	2016	2016	2018
-Opening a Dick’s Sporting Goods in the former JCPenney anchor store location in early 2017.
In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop the Fashion Outlets of Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. The Fashion Outlets of Philadelphia is in a key location in Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites. An important aspect of any redevelopment project, including the redevelopment of the Fashion Outlets of Philadelphia, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, might be negatively affected. Tenants might be dislodged as space for the redevelopment is aggregated, which affects tenant sales and rental rates. As the Fashion Outlets of Philadelphia is redeveloped, it is expected that occupancy, sales and NOI will continue to decrease until the newly constructed space is completed, leased and occupied. As of December 31, 2015, the portion of the Fashion Outlets of Philadelphia that was formerly known as Gallery I is closed, and the rest of the inline space at the Fashion Outlets of Philadelphia is expected to be closed in 2016. Through December 31, 2015, we had incurred costs of $31.9 million relating to the redevelopment.
Mall-Specific Plans. We seek to unlock value in our portfolio through a variety of targeted efforts at our properties. We believe that certain of our properties, including ones which are in trade areas around major cities or are leading properties in secondary markets, can benefit from strategic remerchandising strategies, including, for example, selective re-tenanting of certain spaces in certain properties with higher quality, better-matched tenants. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets, such as adding restaurants, making fashion and certain fashion categories the focus of the retailers at such properties, and relocating and right-sizing certain stores. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at such properties. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and NOI.
Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, entertainment options, beauty and fashion purveyors, and unique tenants like a popular upscale flea market, as well as providing amenities like children’s play areas and mall shopping smartphone apps. In 2015, a number of well-known retailers opened stores at our properties. The following operators also opened stores or expanded in our portfolio: Lego, Lululemon Athletica, Top Shop, Michael Kors, Tumi, Dave & Busters, Journey’s and Field and Stream, among others. We are also striving to add restaurants of recognized chefs and other dining options with unique concepts, as studies indicate that mall restaurant customers spend more and stay on the property longer.
Improving the Operating Results of Our Properties
We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non anchor and total occupancy in our properties. In 2015, non anchor occupancy at our Same Store malls decreased by 160 basis points to 93.7% and total occupancy at our Same Store malls decreased by 180 basis points to 95.4%. During 2015, we experienced closings related to tenant bankruptcies and anchor store closings amounting to 404,764 square feet, or 2.1% of our Same Store portfolio. In connection with the remerchandising plans at several of our properties described above, we are seeking or have obtained tenants for space in our properties that are the focus of remerchandising plans and for new space of different types such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales.
Rental Rates and Releasing Spreads. For the year ended December 31, 2015, we generated sales per square foot of $435 from our operating malls, an increase of 8.5% from 2014, excluding sold malls and mall under redevelopment. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. In 2015, renewal spreads increased 5.4% on non anchor leases under 10,000 square feet and 7.9% for non anchor leases of at least 10,000 square feet. More than half of the near-term lease expirations in our portfolio are in the Premier and Core Growth groups of properties. Despite a significant increase in sales productivity, occupancy costs have remained relatively constant. We believe we have a meaningful opportunity to drive NOI and asset values by capitalizing on this increased sales productivity through increased rents on renewals or replacing underperforming tenants.
As discussed above, in 2015, we sold two Non-Core malls and our interests in a partnership classified as “other retail,” and in February 2016, we sold one Non-Core mall. We are now seeking to dispose of five more Non-Core malls. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them in the remaining properties.
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
Operating Expenses and CAM Charges. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash removal. These contracts provide reasonable control, certainty and predictability. For example, we renegotiated our security contract in 2013 to better control our operating expenses in the future. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, and we expect to continue with this approach. In 2015, we saw a decrease in property operating expenses at our properties as compared to 2014 primarily due to lower snow removal and utility expenses in 2015 at our properties located in the Mid Atlantic States, which were affected by a severe winter in 2014 with numerous snowfalls with significant accumulation and higher electric utility rates. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
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
Taking Steps to Position the Company for Future Growth Opportunities
We are taking steps to position the Company to generate future growth. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with proposals to redevelop properties or to reposition properties with a mix of uses, or possibly, in the future, to acquire additional properties.

External Opportunities. We seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities will likely involve some use of debt or equity capital. As discussed above, in March 2015, we completed the acquisition of Springfield Town Center. The redevelopment of the property, which has been underway since 2013, is complete, and we expect operations at the property to stabilize in 2018.
We pursue development of retail and mixed use projects that we expect can meet the financial and strategic criteria we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, design, cost estimation and project management to develop new retail and mixed use properties. We seek properties in trade areas that we believe have sufficient demand, once developed, to generate cash flows that meet the financial thresholds we establish in the given environment. We manage all aspects of these undertakings, including market and trade area research, acquisition, preliminary development work, construction and leasing. In August 2015, Gloucester Premium Outlets in Gloucester Township, New Jersey, a property owned by a partnership in which we own a 25% interest, opened.
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
Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity
Leverage. From 2012 to 2014, we reduced our ratio of Total Liabilities to Gross Asset Value (as defined in our principal credit agreements) largely because of our strategic property disposition program, which generated proceeds that were used to pay down debt, and which, in turn, generally offset amounts borrowed in connection with various projects and acquisitions. While our ratio of Total Liabilities to Gross Asset Value increased following our acquisition of Springfield Town Center, we continue to contemplate ways to reduce our leverage further through a variety of means available to us. These means might include selling properties or interests in properties with values in excess of their mortgage loans and applying any excess proceeds to debt reduction; entering into joint ventures or other partnerships or arrangements involving our contribution of assets; issuing common or preferred equity or equity-related securities if market conditions are favorable; or through other actions. We are also striving to reduce further our ratio of Total Liabilities to Gross Asset Value by increasing our Gross Asset Value through improving our operating performance.
Mortgage Loan Refinancings and Repayments. We might pursue opportunities to make favorable changes to individual mortgage loans on our properties. When we refinance such loans, we might seek a new term, better rates and excess proceeds. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements. We might seek to repay certain mortgage loans in full in order to unencumber the associated properties, which enables us to increase our pool of unencumbered assets, have greater financial flexibility and obtain additional financing, like our unsecured 2013 Revolving Facility and our unsecured Term Loans.
Liquidity. As of December 31, 2015, our consolidated balance sheet reflected $22.9 million in cash and cash equivalents. We believe that this amount and our net cash provided by operations, together with the available credit under the 2013 Revolving Facility, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.

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
RECENT DEVELOPMENTS
Recent Acquisition and Dispositions
In continuing to execute our strategy of elevating the quality of our portfolio, in 2015, we acquired one property, Springfield Town Center in Springfield, Virginia, and we disposed of two Non Core Mall properties and interests in a property classified as “other retail.”
Acquisition. On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $8.6 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018.

Dispositions and Joint Venture. The table below presents our dispositions of consolidated properties since January 1, 2015:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2016
February	Palmer Park Mall, Easton, PA	Mall	13.6%	$18.0	$—
2015
August	Uniontown Mall, Uniontown, PA	Mall	17.5%	$23.0	$—
October	Voorhees Town Center, Voorhees, NJ	Mall	10.3%	$13.4	$—
At the time of sale, the two Non Core Malls sold in 2015 and one property sold in February 2016 had aggregate average trailing 12 month sales per square foot of $283 and non-anchor occupancy of 90.2%.
In 2015, we also sold our entire 50% partnership interest in Springfield Park power center located in Springfield, Pennsylvania for $20.2 million and recognized a gain of $12.0 million.
We are seeking to to dispose of seven more properties: New River Valley Mall in Christiansburg, Virginia; Gadsden Mall in Gadsden, Alabama; Wiregrass Mall in Dothan, Alabama; Lycoming Mall in Pennsdale, Pennsylvania; Washington Crown Center in Washington, Pennsylvania; and two street retail properties in Philadelphia, Pennsylvania. Palmer Park Mall in Easton, Pennsylvania was sold in February 2016.
Operating Performance
Funds From Operations (“FFO”), a non-GAAP measure, increased 5.3% from the prior year, and FFO as adjusted, another non-GAAP measure, increased 2.7% from the prior year. Adjustments included accelerated amortization of deferred financing costs and mortgage prepayment penalty, acquisition costs, employee separation expense and hedging losses. FFO as adjusted per share decreased 3.6% over 2014 primarily due to the impact of the 6,250,000 OP Units issued in connection with the acquisition of Springfield Town Center

Same Store net operating income (“Same Store NOI”), a non-GAAP measure, increased 2.6% over the prior year. Same Store NOI, excluding lease termination revenue, increased 2.6% compared to 2014. The proportion of Same Store NOI from our Premier and Core Growth properties increased to 80.4% from 79.6%.
Net loss was $129.6 million in 2015, an increase of $115.3 million compared to a net loss of $14.3 million in 2014, but such increase was primarily the result of a $120.1 million increase in impairment charges in 2015 as compared to 2014, partially offset by an increase in Same Store NOI.
Renewal spreads increased 5.4% on non anchor leases under 10,000 square feet and 7.9% for non anchor leases of at least 10,000 square feet. Renewal spreads increased 5.4% for all leases including anchors and non anchors. Average gross rent at Premier Malls and Core Growth Malls increased 5.7%, and average gross rent increased 7.5% for all properties.
Retail portfolio occupancy at December 31, 2015 was 95.0%, a decrease of 230 basis points. Non anchor occupancy was 93.3%, a decrease of 250 basis points. Same Store mall occupancy decreased 180 basis points to 95.4%. Same Store non anchor occupancy decreased 160 basis points to 93.7%. The decrease is primarily due to store closings of tenants that filed for bankruptcy in late 2014 and early 2015 that remained vacant as of December 31, 2015.
Sales per square foot at our mall properties were $435, an increase of 8.5% from 2014, including consolidated and unconsolidated properties.
Descriptions of each non-GAAP measure mentioned above and the related reconciliation to the comparable GAAP measures are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”
Financing Activity
We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

Leverage. After significant reductions in 2013 and 2012, and a modest reduction in 2014, our ratio of Total Liabilities to Gross Asset Value under our Credit Agreements increased by 167 basis points to 49.3% as of December 31, 2015. The increase was primarily due to the acquisition of Springfield Town Center, which was acquired with $340.0 million of borrowings and assumed liabilities and $145.2 million of equity in the form of 6,250,000 OP Units.

2015 5-Year Term Loan. In June 2015, we entered into a five year term loan agreement (the “2015 5-Year Term Loan”) with Wells Fargo Bank, National Association, PNC Bank, National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility. The maturity date of the 2015 5-Year Term Loan is June 2020. At closing, we borrowed the entire $150.0 million under the 2015 5-Year Term Loan and used the proceeds to repay $150.0 million of the then outstanding balance under the 2013 Revolving Facility.

Mortgage Loan Activity. In June 2015, we entered into a $96.2 million mortgage loan secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan has a fixed interest rate of 4.35% per annum and a maturity date of July 2025 .
In April 2015, we repaid a $55.3 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South
Carolina using $40.0 million from our 2013 Revolving Facility and the balance from available working capital.

In September 2015, we entered into a $170.0 million mortgage loan secured by Willow Grove Park in Willow Grove, Pennsylvania. The mortgage loan has a fixed interest rate of 3.88% per annum and a maturity date of October 2025.

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

Two mortgage loans with an aggregate balance of $220.5 million secured by consolidated properties are scheduled to mature in 2016, and two mortgage loans with an aggregate balance of $153.4 million secured by a consolidated property and one unconsolidated property are scheduled to mature in 2017. We expect to have sufficient resources to repay all of such loans in full on their maturity dates. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. In the case of the $79.3 million mortgage loan on Valley Mall, which matures in 2016, we intend to repay amounts due with borrowings from our 2013 Revolving Facility.

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

In 2015, we recast our $400.0 million 2013 Revolving Facility. In 2014 and 2015, we entered the Term Loans for an aggregate amount of $400.0 million: a five year agreement for a $150.0 million facility, expandable to $300.0 million, a seven year agreement for a $100.0 million facility, expandable to $200.0 million and a five year agreement for a $150.0 million facility. Certain covenants and provisions of these loans might restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2015 was $301.0 million.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things.

OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2015, held a 89.2% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
We provide management, leasing and real estate development services through two of our subsidiaries: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties owned by partnerships in which we own an interest, and properties that are owned by third parties in which we do not have an interest. PREIT Services and PRI are consolidated. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

EMPLOYEES
We had 397 employees at our properties and in our corporate office as of December 31, 2015. None of our employees are represented by a labor union.
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
The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. For example, in January 2015, J.C. Penney Company, Inc. (“JC Penney”) announced that it is closing 40 stores, including one in a mall in our portfolio (Cumberland Mall), after closing 33 the prior year, including its store at Exton Square Mall. Also, Macy’s has announced that it will close 40 stores in 2016, including its store at Valley Mall in Hagerstown, Maryland and Sears Holdings, whose brands include Sears and Kmart, said that it is closing more than 200 stores. We cannot assure you that there will not be additional store closings by JC Penney, Macy’s, Sears and Kmart, or any other anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non anchor stores in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 38% of our non anchor leases expire in 2016 or 2017 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy, including rising interest rates and changes in the means and patterns of consumer behavior, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers in recent years has resulted in store closings and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2016 and 2017, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.
Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.

Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our new leases are continuing to incorporate terms providing for fixed CAM or caps on the rate of annual increases in CAM. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has affected and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we are required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.
Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. A significant portion of our operating expenses are managed through contracts with third-party vendors. Vendor consolidation could result in increased expense for such services.  In addition, in recent years, municipalities have sought to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in the specific geographic markets where our properties are located might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.
The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.
Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected retail sales, employment growth and consumer spending on retail goods. We have set our estimates of future cash flows to be generated by our properties taking into account these factors, which might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2015, 2014 and 2013, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2015, 2014 and 2013 impairment analyses resulted in noncash impairment charges on long lived assets of $140.3 million, $19.7 million and $30.0 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
Conditions in the U.S. economy continue to be challenging, and might adversely affect our cash flows from operations.
The U.S. economy has continued to experience relatively slow job and income growth, and reduced or fluctuating business and consumer confidence and retail sales. These conditions have impacted consumer spending on retail goods. Changes in the patterns of consumer spending have led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to store closings, delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations.
Any store closings, leasing and construction delays, lease terminations, tenant financial difficulties or tenant bankruptcies we encounter could adversely affect our financial condition and results of operations.
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
Currently, we are planning or engaged in redevelopment projects at a number of our properties, including our 50/50 joint venture to redevelop the Fashion Outlets of Philadelphia, which is a significant project. We are also engaged in various early stage development steps at three other projects. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•
timing delays due to tenant decision delays, delays in anchor approvals of redevelopment plans, where required, and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability; and

•	expenditure of money and time on projects that might be significantly delayed before stabilization.
Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Subject to the terms and conditions of our Credit Agreements, as a key component of our growth strategy, we plan to continue to redevelop existing properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to then-prevailing economic, capital market and retail industry conditions.
We might elect not to proceed with certain development projects after they are begun. In general, when we elect not to proceed with a project, development costs for such a project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, and to a lesser extent, the Washington, D.C metropolitan areas. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends, changing demographics and urbanization, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in these areas, our results of operations will be affected to a greater degree than companies that do not have concentrations in these regions. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make distributions to shareholders would be adversely affected.
We have invested and expect to invest in the future in partnerships with third parties to acquire, develop or redevelop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.
We have invested and expect to invest in the future as a partner with third parties in the acquisition or ownership of existing properties or the development of new properties, in contrast to acquiring or owning properties or developing projects by ourselves. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have primary control over the acquisition, disposition, development, redevelopment, financing, leasing, management, budgeting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us, if at all. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop the Fashion Outlets of Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. We retained a 50% interest in the Fashion Outlets of Philadelphia. We account for our retained 50% investment in the Fashion Outlets of Philadelphia using the equity method of accounting.
Some of our retail properties are owned by partnerships for which major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to resolve favorably any conflicts which arise with respect to such decisions, or we might be required to provide financial or other inducements to our partners to obtain a resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnership that owns the property, we might have certain fiduciary responsibilities to the other partners in those partnerships.
Business disagreements with partners might arise. We might incur substantial expenses in resolving these disputes. Moreover, we cannot assure you that our resolution of a dispute with a partner will be on terms that are favorable to us.

The profitability of each partnership we enter into with a third party that has short-term financing or debt requiring a balloon payment is dependent on the subsequent availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we might have to rely on other sources of short-term financing or equity contributions. Although these partnerships are not wholly-owned by us, if any obligations were recourse, we might be required to pay the full amount of any obligation of the partnership, or we might elect to pay all of the obligations of such a partnership to protect our equity interest in its properties and assets. This could cause us to utilize a substantial portion of our liquidity sources or operating funds and could have a material adverse effect on our operating results and reduce amounts available for distribution to shareholders.

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
The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development or redevelopment project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of the Fashion Outlets of Philadelphia, either in a partnership with another developer (like with Macerich for the Fashion Outlets of Philadelphia) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.
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
Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future, include:

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
Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chief Executive Officer, and the services of our corporate management team. These executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Joseph F. Coradino and certain other members of our corporate management team, they could elect to terminate those agreements at any time. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

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
Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed.
RISKS RELATED TO THE REAL ESTATE INDUSTRY
Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.
Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. Also, small local and regional businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, are now able to reach a broader group of consumers and compete with a broader group of retailers, including the retailers at our properties. In certain categories, such as books, music, apparel and electronics, online retailing has become a significant proportion of total sales, and has affected retailers and consumers significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store with sales associates. Consumers are able to purchase products anytime and anywhere, and are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, customers of certain of our retailers use technology including smartphones to check competitors’ product offerings and prices while in their stores evaluating merchandise. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment and returns to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.
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
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor, non anchor and other tenants. We also compete to acquire land for new site development or to add to our existing properties. Our properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including retailers with a significant online presence. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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

Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree with the sellers or others to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations. In addition, failure to sell the Non-Core malls that we intend to sell could delay or negatively affect our strategy to obtain higher rental rates from retailers with multiple stores in our portfolios, including at these Non-Core properties.
We are subject to risks that affect the retail real estate environment generally.
Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations.
A significant privacy breach or IT system disruption could adversely affect our business and we might be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and intrusions. Breaches in security could expose us, our tenants or our employees to a risk of loss or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, and litigation and potential liability. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant.

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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2015, we had an aggregate consolidated indebtedness of $1,790.5 million, the majority of which consisted of mortgage loans secured by our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $202.1 million. We also had outstanding, in the aggregate, $115.0 million of 8.25% Series A Preferred Shares and $86.3 million of 7.375% Series B Preferred Shares.
Our substantial indebtedness and preferred shares outstanding involve significant obligations for the payment of interest, principal and dividends. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect the value of our preferred shares or our common shares, or our ability to make distributions to shareholders.
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
In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our 2013 Revolving Facility or Term Loans, other term loan borrowings or other financing vehicles, or by issuing additional preferred shares. We might do so in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our Credit Agreements, which could exacerbate the risks set forth above.
If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.
The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2013 Revolving Facility was $301.0 million as of December 31, 2015.
As of December 31, 2015, we were in compliance with all the financial covenants in our Credit Agreements, but our inability to comply with these covenants in the future would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.
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
As of December 31, 2015, we had $220.5 million of indebtedness with initial maturities on or before December 31, 2016 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need $188.5 million of additional capital to complete our current active development and redevelopment projects, including the redevelopment of the Fashion Outlets of Philadelphia. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds.
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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2015, the aggregate fair value of our derivative instruments was an unrealized loss of $1.7 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. For the year ended December 31, 2015, we recorded a net loss on hedge ineffectiveness of $0.5 million in connection with our early and anticipated early repayment of variable interest rate debt. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2015, we had $642.6 million of indebtedness with variable interest rates, although we have fixed the interest rates on $521.7 million of this variable rate debt by using derivative instruments. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our organizational documents contain, or might contain in the future, provisions that might have an anti-takeover effect and might inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions currently include:

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
Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding OP Units. However, PREIT Associates might, from time to time, issue additional OP Units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. These issuances will dilute our percentage ownership of PREIT Associates. OP Units generally do not carry a right to vote on any matter voted on by our shareholders, although OP Units might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, our Executive Chairman, and Joseph F. Coradino, our Chief Executive Officer, are among the holders of these units.
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
We provide management, leasing and development services for partnerships and other ventures in which our officers and trustees, including Ronald Rubin, our Executive Chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which the Mr. Rubin has an interest. Although we have a related party transaction policy and provision for a Special Committee of the Board of Trustees to review such transactions, our officers or trustees who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

RISKS RELATING TO OUR SECURITIES

We could face adverse consequences as a result of the actions of activist shareholders.
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies, including us.  Shareholders may engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes in or acquire control over us. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, share repurchases, or sales of assets or the entire company.  Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the company.
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

A few significant shareholders may influence or control the direction of our business, and, if the ownership of our common shares continues to be concentrated, or becomes more concentrated in the future, it could prevent our other shareholders from influencing significant corporate decisions.
As of December 31, 2015, a small number of institutional shareholders together own or control more than 50% of our outstanding common shares. In addition, affiliates of Vornado Realty Trust own OP Units issued in connection with our acquisition of Springfield Town Center that are convertible into common shares that would represent over 8% of our outstanding common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares.  The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.
The interests of these investors may conflict with our interests or the interests of our other shareholders.  For example, the concentration of ownership with these investors could allow them to influence our policies and strategies and could delay, defer or prevent a transaction or business combination from occurring that might otherwise be favorable to us and our other shareholders.

Holders of our common shares might have their interest in us diluted by actions we take in the future.
We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the Credit Agreements. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. In addition, we might contemplate acquisitions of properties or portfolios, and we might issue equity, in the form of common shares or OP Units in consideration for such acquisitions, potentially in substantial amounts, as was the case with the acquisition of Springfield Town Center in 2015. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.
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

•	Perception by market participants of our potential for payment of cash distributions and for growth;

•	Levels and concentrations of institutional investor and research analyst interest in our securities;

•	Relatively low trading volumes in securities of REITs;

•	Our results of operations and financial condition; and

•	Investor confidence in the stock market or the real estate sector generally.
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
In February 2016, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2016. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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
Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 39.6%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to a historically low maximum rate of 15%. Beginning January 1, 2013, this maximum rate was increased to 23.8% (including the tax on net investment income). However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders, and instead are taxed at ordinary income rates. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.
TAX RISKS
If we were to fail to qualify as a REIT, our shareholders would be adversely affected.
We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. To qualify as a REIT, however, we must comply with certain highly technical and complex requirements under the Internal Revenue Code, which is complicated in the case of a REIT such as ours that holds its assets primarily in partnership form. We cannot be certain we have complied with these requirements because there are very limited judicial and administrative interpretations of these provisions, and even a technical or inadvertent mistake could jeopardize our REIT status. In addition, facts and circumstances that might be beyond our control might affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. Indeed, the recently enacted Protecting Americans from Tax Hikes Act of 2015 contained a number of changes to the Internal Revenue Code provisions applicable to REITs, including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more taxable REIT subsidiaries (such as our subsidiary PREIT-RUBIN, Inc.) and (2) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 33 retail properties, of which 29 are operating properties and four are development or redevelopment properties. The 29 operating properties include 25 shopping malls and four other retail properties, have a total of 24.3 million square feet and are located in10 states. We and partnerships in which we own an interest own 18.2 million square feet at these properties (excluding space owned by anchors).
There are 23 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 20.2 million square feet, of which we own 15.4 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
The development and redevelopment portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia), and one classified as “other.”
The above property counts do not include Gadsden Mall in Gadsden, Alabama, Lycoming Mall in Pennsdale, Pennsylvania, New River Valley Mall in Christiansburg, Virginia, Palmer Park Mall in Easton, Pennsylvania, Wiregrass Commons Mall in Dothan, Alabama and two street retail properties in Philadelphia, Pennsylvania because these properties have been classified as “held for sale” as of December 31, 2015. Palmer Park Mall was sold in February 2016.
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

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Beaver Valley Mall, Monaca, PA	100%	1,153,809	949,039	1970/1991	95.3%	Boscov’s, JC Penney, Macy’s and Sears
Capital City Mall, Camp Hill, PA	100%	618,624	498,624	1974/2005	98.6%	JC Penney, Field & Stream, Macy’s and Sears
Cherry Hill Mall, Cherry Hill, NJ	100%	1,304,698	825,813	1961/2009	96.8%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Crossroads Mall, Beckley, WV(6)	100%	468,214	468,214	1981	96.2%	Belk, Dick’s Sporting Goods, JC Penney and Sears
Cumberland Mall, Vineland, NJ	100%	946,378	673,148	1973/2003	88.7%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington Coat Factory, Home Depot
Dartmouth Mall, Dartmouth, MA	100%	670,859	530,859	1971/2000	99.0%	JC Penney, Macy’s and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Exton Square Mall, Exton, PA(6)	100%	1,087,728	810,260	1973/2000	79.7%	Boscov’s, K-Mart(7), Macy’s and Sears
Francis Scott Key Mall, Frederick, MD	100%	755,766	616,433	1978/1991	98.6%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture
Jacksonville Mall, Jacksonville, NC	100%	494,591	494,591	1981/2008	98.2%	Barnes & Noble, Belk, JC Penney and Sears
Logan Valley Mall, Altoona, PA	100%	781,790	781,790	1960/1997	95.4%	JC Penney, Macy’s and Sears
Magnolia Mall, Florence, SC	100%	619,309	619,309	1979/2007	99.3%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney and Sears
Moorestown Mall, Moorestown, NJ	100%	1,069,693	748,493	1963/2008	94.3%	Boscov’s, Lord & Taylor, Macy’s, Regal Cinema RPX and Sears
Patrick Henry Mall, Newport News, VA	100%	716,558	432,401	1988/2005	95.6%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA	100%	947,880	733,245	1966/2009	93.5%	AMC Theater, Boscov’s, Macy’s and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	916,237	916,237	1959/2004	98.3%	JC Penney, Macy’s, Marshalls, Ross Dress for Less and Target
Springfield Town Center, Springfield, VA(6)	100%	1,364,479	974,494	1974/2015	85.8%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	914,591	671,191	1974/1999	97.6%	Bon-Ton, JC Penney, Macy’s(8) and Sears
Valley View Mall, La Crosse, WI	100%	629,344	374,748	1980/2001	96.5%	Barnes & Noble, Herberger’s, JC Penney, Macy’s and Sears
Viewmont Mall, Scranton, PA	100%	770,805	631,004	1968/2006	99.3%	JC Penney, Macy’s and Sears
Washington Crown Center, Washington, PA	100%	673,110	533,015	1969/1999	95.7%	Bon-Ton, Gander Mountain Sports, Macy’s and Sears
Willow Grove Park, Willow Grove, PA	100%	1,179,374	766,253	1982/2001	99.3%	Apple, Bloomingdale’s, JC Penney, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	1,169,271	444,084	1968/1998	99.6%	Apple, Barnes & Noble, JC Penney, Kohl’s, Macy’s and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Wyoming Valley Mall, Wilkes-Barre, PA	100%	910,297	910,297	1971/2006	95.1%	Bon-Ton, JC Penney, Macy’s and Sears
Total consolidated mall properties		20,163,405	15,403,542

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)	A portion of the underlying land at this property is subject to a ground lease.

(7)	Sears intends to close this tenant owned store in 2016.

(8)	Macy’s announced it intends to close this tenant owned store in 2016.

Held For Sale Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Gadsden Mall, Gadsden, AL	100%	506,461	506,461	1974/1990	96.8%	Belk, JC Penney and Sears
Lycoming Mall, Pennsdale, PA	100%	806,758	687,020	1978/2007	94.5%	Best Buy, Bon-Ton, Burlington Coat Factory, Dick’s Sporting Goods, JC Penney, Macy’s(6) and Sears
New River Valley Mall, Christiansburg, VA	100%	463,464	463,464	1988/2007	84.0%	Belk, Dick’s Sporting Goods, JC Penney, Regal Cinemas and Sears
Palmer Park Mall, Easton, PA (7)	100%	457,981	457,981	1972	94.6%	Bon-Ton and Boscov’s
Wiregrass Commons Mall, Dothan, AL	100%	634,899	302,747	1986/2008	94.7%	Belk, Burlington Coat Factory and JC Penney
Total held for sale mall properties		2,869,563	2,417,673

OTHER RETAIL
Walnut/Chestnut Street, Philadelphia, Pennsylvania	100%	68,662	68,662	1910/1960/2015	100.0%	AT&T Mobility
Total held for sale properties		2,938,225	2,486,335

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

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

(7)	Palmer Park Mall was sold in February 2016.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Lehigh Valley Mall, Allentown, PA	50%	1,168,567	961,275	1960/2008	96.9%	Apple, Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	611,192	223,293	1974/1997	98.1%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	370,238	370,238	2015	85.8%	Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store, Lowe’s and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	99.9%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,881	263,291	1998	100.0%	Home Depot and Weis Markets
Total unconsolidated retail properties		4,095,594	2,752,461

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, includes space occupied by both anchor and non anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our gross rent per square foot (for consolidated, unconsolidated, discontinued and held for sale properties) for the five years ended December 31, 2015:

Year	Anchor Stores	Non Anchor Stores
2011(1)	$4.12	$31.45
2012(1)	4.83	32.03
2013	5.36	33.02
2014	5.69	34.64
2015	5.71	37.00

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.
LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated, unconsolidated and held for sale properties, as of December 31, 2015:

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Belk, Inc.	6	540,718	2.0%
Best Buy Co., Inc.
Best Buy	5	177,857
Best Buy Mobile	16	24,886
Total Best Buy Co., Inc.	21	202,743	0.7%
BJ’s Wholesale Club, Inc.	2	234,761	0.9%
The Bon-Ton Stores, Inc.
Bon-Ton	5	538,892
Herberger’s	1	41,344
Total Bon-Ton Stores, Inc.	6	580,236	2.1%
Boscov’s Department Store	7	1,275,837	4.7%
Burlington Coat Factory	3	257,085	0.9%
Carmike Cinemas, Inc.	2	85,510	0.3%
Dick’s Sporting Goods, Inc.
Dick's Sporting Goods	11	515,716
Field & Stream	1	50,302
Total Dick’s Sporting Goods, Inc.	12	566,018	2.1%
Dillard’s, Inc.	2	307,204	1.1%
Gander Mountain Co.	1	83,835	0.3%
Giant Food Stores, LLC	1	67,185	0.2%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	3	397,322	1.5%
J.C. Penney Company, Inc.	23	2,929,903	10.8%

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Lord & Taylor	1	121,200	0.4%
Lowes, Inc.	1	163,215	0.6%
Macy’s, Inc.
Macy’s (4)	22	3,803,435
Bloomingdale’s	1	237,537
Total Macy’s, Inc.	23	4,040,972	14.9%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	0.8%
Premier Cinema Corporation	1	51,412	0.2%
Regal Cinemas	5	259,197	1.0%
Sears Holdings Corporation
Sears	19	2,687,238
K-Mart (5)	1	96,268
Total Sears Holdings Corporation	20	2,783,506	10.2%
Target Corporation	4	649,440	2.4%
Weis Markets, Inc.	1	65,032	0.2%
Whole Foods, Inc.	1	65,155	0.2%
	150	15,992,998	58.8%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties, including held for sale properties.

(4)	Macy’s announced it will close a tenant owned store at Valley Mall in 2016.

(5)	Sears intends to close this tenant owned store at Exton Square Mall in 2016.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated, unconsolidated properties and held for sale properties, by gross rent as of December 31, 2015:

Primary Tenant(1)	Brands	Total Stores	Percent of PREIT’s Annual Gross Rent (2)
L Brands, Inc.	Bath & Body Works, Henri Bendel, Pink, Victoria's Secret	63	3.7%
Signet Jewelers Limited	J.B. Robinson Jewelers, Kay Jewelers, LeRoy's, Marks and Morgan Jewelers, Piercing Pagoda, Plumb Gold, Shaw's Jewelers, Silver & Gold Connection, Totally Pagoda, Zale's Jewelers	96	3.3%
Foot Locker, Inc.	Champs, Foot Locker, Footaction, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	56	3.1%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Baby Gap, Old Navy	36	2.7%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	33	2.5%
J.C. Penney Company, Inc.	JC Penney	23	2.5%
Ascena Retail Group, Inc.	Ann Taylor, Dress Barn, Justice, Lane Bryant, Loft, Maurices	47	1.9%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	12	1.7%
Macy's, Inc. (3)	Bloomingdale's, Macy's	23	1.6%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	61	1.6%
Sears Holding Corporation (4)	Kmart, Sears	20	1.5%
Regal Entertainment Group	Regal Cinemas	5	1.4%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut/Watch Station	40	1.3%
Abercrombie & Fitch Co.	abercrombie, Abercrombie & Fitch, Hollister Co.	17	1.3%
Forever 21, Inc.	Forever 21	9	1.3%
Advent CR Holdings, Inc.	Charlotte Russe	18	1.2%
The Children's Place Retail Stores, Inc.	The Children's Place	26	1.1%
Boscov's Department Store	Boscov's	7	1.1%
The Finish Line, Inc.	Finish Line	18	1.1%
Shoe Show, Inc.	Shoe Dept., Shoe Dept. Encore	22	1.0%
Total		632	36.9%

(1)	Tenant includes all brands and concepts of the tenant.

(2)
Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2015.

(3)	Macy’s announced it intends to close a tenant owned store at Valley Mall in 2016.

(4)	Sears intends to close a tenant owned Kmart store at Exton Square Mall, in 2016.

RETAIL LEASE EXPIRATION SCHEDULE—NON ANCHORS
The following table presents scheduled lease expirations of non anchor tenants as of December 31, 2015:

	All Tenants					Tenants in Bankruptcy(1)
For the Year Ended December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year
2015 and Prior(3)	139	332,214	$13,564	$40.83	3.9%	—	$—	$—	—%
2016	395	1,287,072	45,674	35.49	13.1%	17,690	523	24.78	18.1%
2017	421	1,301,759	46,763	35.92	13.4%	9,144	388	69.51	26.1%
2018	278	1,268,192	40,223	31.72	11.6%	6,444	177	34.07	11.8%
2019	257	1,013,923	34,126	33.66	9.8%	—	—	—	—%
2020	205	1,166,211	30,020	25.74	8.6%	7,426	64	—	—%
2021	146	795,152	23,175	29.15	6.7%	12,810	449	25.89	21.0%
2022	118	486,314	18,959	38.99	5.5%	6,395	129	20.17	12.6%
2023	126	720,854	23,614	32.76	6.8%	7,682	106	13.80	10.4%
2024	155	638,573	28,094	43.99	8.1%	—	—	—	—%
2025	204	913,002	28,189	30.88	8.1%	—	—	—	—%
Thereafter	78	754,489	15,427	20.45	4.4%	—	—	—	—%
Total/Average	2,522	10,677,755	$347,828	$32.58	100.0%	67,591	$1,836	$27.46	100.0%

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

(2)
In thousands of dollars. Includes held for sale properties and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2015.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2015.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2015.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2015 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total
2016	10	990,212	$3,761	$3.80	10.5%
2017	9	1,319,105	4,209	3.19	11.7%
2018	8	993,739	4,451	4.48	12.4%
2019	16	1,717,860	5,821	3.39	16.2%
2020	11	1,319,127	6,680	5.06	18.6%
2021	7	789,538	3,910	4.95	10.9%
2022	4	521,173	2,647	5.08	7.4%
2023	—	—	—	N/A	—%
2024	—	—	—	N/A	—%
2025	2	390,245	1,275	3.27	3.6%
Thereafter	3	277,509	3,116	11.23	8.7%
Total/Average	70	8,318,508	$35,870	$4.31	100.0%

(1)
In thousands of dollars. Includes held for sale properties and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2015.

(2)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2015.
DEVELOPMENT PROPERTIES
The development and redevelopment portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia), and one classified as “other.”
OFFICE SPACE
We lease our principal executive offices from Bellevue Associates, an entity in which our Executive Chairman, Ronald Rubin, collectively with members of his immediate family and affiliated entities, owns approximately a 50% interest. Total rent expense under this lease was $1.3 million, $1.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2015	$25.34	$21.20	$0.21
Quarter ended June 30, 2015	$23.55	$21.25	0.21
Quarter ended September 30, 2015	$23.26	$18.65	0.21
Quarter ended December 31, 2015	$23.37	$19.42	0.21
			$0.84

	High	Low	Dividend Paid
Quarter ended March 31, 2014	$20.05	$17.14	$0.20
Quarter ended June 30, 2014	$18.83	$16.35	0.20
Quarter ended September 30, 2014	$21.14	$18.65	0.20
Quarter ended December 31, 2014	$24.35	$18.90	0.20
			$0.80
As of December 31, 2015, there were approximately 2,600 holders of record of our common shares and approximately 12,700 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2016, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2016. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.
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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended December 31, 2015 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2015	—	$—	—	$—
November 1 —November 30, 2015	—	—	—	—
December 1—December 31, 2015	5,507	22.01	—	—
Total	5,507	$22.01	—	$—

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating results:
Total revenue	$425,411	$432,703	$438,678	$419,347	$419,138
Impairment of assets	$(140,318)	$(19,695)	$(6,304)	$—	$(24,359)
Gains on sales of interests in real estate, net	$12,362	$12,699	$—	$—	$1,590
Loss from continuing operations	$(129,567)	$(14,262)	$(20,449)	$(4,419)	$(67,876)
Gains on sales of discontinued operations	$—	$—	$78,512	$947	$—
Net (loss) income	$(129,567)	$(14,262)	$37,213	$(42,550)	$(93,935)
Dividends on preferred shares	$(15,848)	$(15,848)	$(15,848)	$(7,984)	$—
Net (loss) income attributable to PREIT common shareholders	$(132,531)	$(29,678)	$20,011	$(48,821)	$(90,161)
Loss from continuing operations per share – basic and diluted	$(1.93)	$(0.44)	$(0.56)	$(0.92)	$(1.20)
Basic and diluted (loss) earnings per share	$(1.93)	$(0.44)	$0.31	$(0.89)	$(1.66)
Impairment of assets of discontinued operations	$—	$—	$(23,662)	$(3,805)	$(27,977)
Weighted average shares outstanding – basic and diluted	68,740	68,217	63,662	55,122	54,639

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Total investments in real estate	$3,367,889	$3,285,404	$3,527,868	$3,477,540	$3,576,997
Intangible assets, net	$22,248	$6,452	$9,075	$8,673	$9,921
Total assets	$2,806,516	$2,539,703	$2,718,581	$2,877,624	$2,910,254
Total debt, including debt premium and discount	$1,790,495	$1,537,947	$1,632,650	$1,900,052	$2,162,432
Noncontrolling interest	$155,369	$29,279	$34,194	$38,588	$43,711
Total equity - PREIT	$629,261	$815,458	$892,258	$674,641	$544,327

	For the Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Cash flow data:
Cash provided by operating activities	$135,661	$145,075	$136,219	$120,324	$105,262
Cash (used in) provided by investing activities	$(379,099)	$31,650	$30,741	$(88,178)	$(21,772)
Cash provided by (used in) financing activities	$225,860	$(170,522)	$(166,720)	$(19,954)	$(104,019)
Cash distributions per share – common	$0.84	$0.80	$0.74	$0.63	$0.60

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We currently own interests in 33 retail properties, of which 29 are operating properties and four are development or redevelopment properties. The 29 operating properties include 25 shopping malls and four other retail properties, have a total of 24.3 million square feet and are located in 10 states. We and partnerships in which we own an interest own 18.2 million square feet at these properties (excluding space owned by anchors).
There are 23 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 20.2 million square feet, of which we own 15.4 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. “Same Store” properties are properties that have been owned for the full periods presented and exclude properties acquired or disposed of or under redevelopment during the periods presented.
The development and redevelopment portion of our portfolio contains four properties in three states, with two classified as “mixed use” (a combination of retail and other uses), one classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia), and one classified as “other.”
The above property counts do not include Gadsden Mall in Gadsden, Alabama, Lycoming Mall in Pennsdale, Pennsylvania, New River Valley Mall in Christiansburg, Virginia, Palmer Park Mall in Easton, Pennsylvania, Wiregrass Commons Mall in Dothan, Alabama and two street retail properties in Philadelphia, Pennsylvania because these properties have been classified as “held for sale” as of December 31, 2015. Palmer Park Mall was sold in February 2016.
Our primary business is owning and operating retail shopping malls, which we do primarily through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We provide management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties owned by partnerships in which we own an interest, and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.
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
Our net income decreased by $115.3 million to a net loss of $129.6 million for 2015 from a net loss of $14.3 million for the year ended December 31, 2014. The change in our 2015 results of operations from the prior year was primarily due to impairment of assets of $140.3 million in 2015 compared to $19.7 million in 2014, partially offset by an increase in Same Store NOI (presented using the “proportionate consolidation method”), of $6.6 million.
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
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2015, held a 89.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 29 operating retail properties and two of the four development and redevelopment properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Springfield Town Center

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $8.6 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. The acquisition of Springfield Town Center affects the comparability of our occupancy, real estate revenue, property operating expenses and depreciation and amortization to prior periods. In addition, the debt incurred to finance a portion of the purchase price will cause us to incur interest expense. The impact of the acquisition on our net income, net operating income and Funds From Operations will depend on rental rates, occupancy and the overall performance of the property.

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

The Fashion Outlets of Philadelphia Joint Venture

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania into the Fashion Outlets of Philadelphia (the “Fashion Outlets of Philadelphia”). In connection therewith, we contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests were $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of the Fashion Outlets of Philadelphia, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes. As we redevelop the Fashion Outlets of Philadelphia, operating results in the short term, as measured by sales, occupancy and net operating income, will likely be negatively affected until the newly constructed space is completed, leased and occupied.
Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2015, 2014 and 2013.

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated, and in some cases, has led to bankruptcy filings. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) sales of properties or interests in properties with values in excess of their mortgage loans (if applicable) and application of the excess proceeds to debt reduction, or by obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs , and (ii) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvement Projects and Development

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $64.0 million as of December 31, 2015.

We are also engaged in several types of projects at our development properties. However, we do not expect to make any significant investment in these projects in the short term other than the Fashion Outlets of Philadelphia. The joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia has committed to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction. Our operating partnership, PREIT Associates, and Macerich have jointly and severally guaranteed this obligation. We have also committed to significant redevelopment projects at Exton Square Mall, Plymouth Meeting Mall and Cumberland Mall. The following table sets forth key information regarding our largest current development and redevelopment projects.

Name of Project Location	PREIT’s Projected Share of Cost	Total Project Cost	PREIT’s Investment to Date	Expected Return on Incremental Investment	Construction Start Date	Expected Completion date	Year of Stabilization
	(in millions of dollars)
Fashion Outlets of Philadelphia, Philadelphia, Pennsylvania	$160.0-$190.0	$320.0-$380.0	$31.9	8-9%	2016	2018	2020
-Complete overhaul of the former Gallery at Market East, spanning three city blocks in downtown Philadelphia. Project will offer a fusion of luxury and moderate outlet shops, flagship retail and destination dining and entertainment experiences.

Exton Square Mall - Phase I, Exton, Pennsylvania	$30.0-$33.0	$30.0-$33.0	$3.9	9-10%	2016	2017	2018
-55,000 square foot Whole Foods to open on site of K-Mart in 2017; -Addition of first to market entertainment complex, Round 1, in the former JCPenney anchor store location.
Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania	$6.6-$7.3	$6.6-$7.3	$0.1	8-9%	2016	2017	2018
-Addition of 33,000 square foot Legoland Discovery Center, one of nine in the United States.
Cumberland Mall, Vineland, New Jersey	$7.5-$8.3	$7.5-$8.3	$0.1	10-11%	2016	2016	2018
-Opening a Dick’s Sporting Goods in the former JCPenney anchor store location in early 2017.

As of December 31, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated properties of $31.8 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2015, 2014 and 2013, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2013 ranged from 6.25% to 12.0% and in 2014 ranged from 5.25% to 12.5% and in 2015 ranged from 4.5% to 15.5%. In 2015, as a result of our analysis, we determined that seven properties had incurred impairment of assets. The fair values of the properties (Gadsden Mall, New River Valley Mall, Wiregrass Commons Mall, Voorhees Town Center, Lycoming Mall, Uniontown Mall and Palmer Park Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements. In 2014, as a result of our analysis, we determined that three properties had incurred impairment of assets. The fair values of the properties (Nittany Mall, North Hanover Mall and South Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements. In 2013, two properties had impairment of assets. The fair values of the properties (Chambersburg Mall and North Hanover Mall) were determined based on negotiated sale prices of the properties as discussed further in note 2 to our consolidated financial statements.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation—Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way we assesses some of these characteristics. The new standard is effective on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than (i) the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above and (ii) specifically with respect to our joint venture formed with Macerich to develop the Fashion Outlets of Philadelphia, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.

RESULTS OF OPERATIONS
Overview
Net loss for the year ended December 31, 2015 was $129.6 million, compared to a net loss for the year ended December 31, 2014 of $14.3 million. Our 2015 and 2014 results of operations were primarily affected by the following:

•	impairment of assets of $140.3 million in 2015 compared to $19.7 million in 2014; partially offset by

•	an increase in Same Store NOI of $6.6 million (presented using the “proportionate consolidation method;” See “—Net Operating Income”).
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

•
a decrease in Non Same Store NOI of $12.7 million (presented using the “proportionate consolidation method;” See “—Net Operating Income”) primarily due to properties or interests in properties sold in 2014; partially offset by

•	gains on sales of interests in real estate of $12.7 million in 2014 resulting from the sale of our interest in Whitehall Mall in Allentown, Pennsylvania;

•	impairment of assets of $19.7 million in 2014 compared to impairment of assets of $30.0 million in 2013;

•	a decrease of $16.6 million in interest expense (including the effects of loss on hedge ineffectiveness) primarily due to lower overall debt balances and lower average interest rates; and

•	an increase of $7.1 million in Same Store NOI.

Occupancy
The tables below set forth certain occupancy statistics for our retail properties, including properties held for sale, as of December 31, 2015, 2014 and 2013:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Retail portfolio weighted average:
Total excluding anchors	92.6%	95.3%	94.8%	96.1%	98.0%	98.8%	93.3%	95.8%	95.5%
Total including anchors	94.7%	97.2%	96.9%	96.8%	98.4%	99.1%	95.0%	97.3%	97.1%
Malls weighted average:
Total excluding anchors	93.5%	95.3%	94.8%	95.8%	95.3%	97.3%	92.9%	95.3%	95.0%
Total including anchors	95.2%	97.2%	96.9%	97.1%	96.8%	98.1%	94.9%	97.2%	96.9%
Other Retail Properties weighted average:	100.0%	99.5%	99.5%	96.6%	99.9%	99.9%	96.7%	99.9%	99.9%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
From 2014 to 2015, total occupancy for our retail portfolio decreased 230 basis points to 95.0%, and mall occupancy decreased 230 basis points to 94.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). Same Store occupancy for our retail portfolio decreased 160 basis points to 95.7% and Same Store mall occupancy decreased 180 basis points to 95.4%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). During 2015, we experienced closings related to tenant bankruptcies and anchor store closings amounting to 404,764 square feet, or 2.1% of our Same Store portfolio.

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2015, including anchor and non anchor space at consolidated, unconsolidated and held for sale properties:

		Gross Leasable Area (“GLA”)	Average Gross Rent psf		Increase (decrease) in Gross Rent psf		Annualized Tenant Improvements
	Number		Previous	New (1)	Dollar	%	psf(2)
New Leases-Non anchor tenants less than 10,000 square feet:(3)
1st Quarter	23	43,481	N/A	$70.36	$70.36	N/A	$5.73
2nd Quarter	44	94,220	N/A	56.36	56.36	N/A	10.57
3rd Quarter	40	73,446	N/A	47.88	47.88	N/A	5.87
4th Quarter	31	74,358	N/A	40.71	40.71	N/A	7.33
Total/Average	138	285,505	N/A	$52.23	$52.23	N/A	$7.78

New Leases - Non anchor tenants 10,000 square feet or greater:(3)
1st Quarter	1	13,000	N/A	$22.49	$22.49	N/A	$12.64
2nd Quarter	2	23,785	N/A	15.41	15.41	N/A	1.44
3rd Quarter	5	99,332	N/A	13.82	13.82	N/A	14.06
4th Quarter	3	71,469	N/A	12.97	12.97	N/A	13.29
Total/Average	11	207,586	N/A	$14.25	$14.25	N/A	$12.26

Renewal - Non anchor tenants less than 10,000 square feet:(4)
1st Quarter	60	137,227	$45.25	$45.95	$0.70	1.5%	$0.18
2nd Quarter	78	255,466	37.64	39.39	1.75	4.6%	—
3rd Quarter	77	181,961	40.96	43.97	3.01	7.3%	0.01
4th Quarter	97	225,524	44.68	47.89	3.21	7.2%	0.13
Total/Average	312	800,178	$41.68	$43.95	$2.27	5.4%	$0.07

Renewal - Non anchor tenants 10,000 square feet or greater:(4)
1st Quarter	1	12,608	$13.00	$13.50	$0.50	3.8%	$—
2nd Quarter	9	253,119	23.39	24.38	0.99	4.2%	—
3rd Quarter	2	26,230	57.73	68.36	10.63	18.4%	—
4th Quarter	11	215,481	13.28	14.64	1.36	10.2%	0.31
Total/Average	23	507,438	$20.61	$22.25	$1.64	7.9%	$0.13

New Leases - Anchor Tenants:(3)
1st Quarter	—	—	N/A	$—	$—	N/A	$—
2nd Quarter	1	48,208	N/A	5.23	5.23	N/A	—
3rd Quarter	—	—	N/A	—	—	N/A	—
4th Quarter	2	105,000	N/A	17.2	17.2	N/A	1.66
Total/Average	3	153,208	N/A	$13.43	$13.43	N/A	$1.14

Renewal Leases - Anchor Tenants:(4)
1st Quarter	—	—	$—	$—	$—	—%	$—
2nd Quarter	8	963,256	4.59	4.59	—	—%	—
3rd Quarter	2	286,293	3.38	3.38	—	—%	—
4th Quarter	—	—	—	—	—	—%	—
Total/Average	10	1,249,549	$4.31	$4.31	$—	—%	$—

(1)	New rent is the initial amount payable upon rent commencement. In certain cases, a lower rent may be payable until certain conditions in the lease are satisfied.

(2)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(3)	This category includes newly constructed and recommissioned space.

(4)	This category includes leases for reconfigured spaces and lease extensions.
See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2015, 2014 and 2013:

(in thousands of dollars)	For the Year Ended December 31, 2015	% Change 2014 to 2015	For the Year Ended December 31, 2014	% Change 2013 to 2014	For the Year Ended December 31, 2013
Results of operations:
Total real estate revenue	$420,197	(2)%	$426,596	(1)%	$431,728
Other income	5,214	(15)%	6,107	(12)%	6,950
Total property operating expenses	(170,047)	(6)%	(180,427)	(1)%	(182,279)
General and administrative expenses	(34,836)	(2)%	(35,518)	(4)%	(36,975)
Provision for employee separation expense	(2,087)	(58)%	(4,961)	114%	(2,314)
Acquisition costs and other expenses	(6,108)	24%	(4,937)	247%	(1,422)
Interest expense, net	(81,096)	(1)%	(82,165)	(17)%	(98,731)
Depreciation and amortization	(142,647)	(1)%	(144,304)	2%	(140,880)
Impairment of assets	(140,318)	612%	(19,695)	212%	(6,304)
Equity in income of partnerships	9,540	(10)%	10,569	8%	9,778
Gain on sales of interests in real estate, net	12,362	(3)%	12,699	N/A	—
Gain on sales of non-operating real estate	259	(85)%	1,774	N/A	—
Loss from continuing operations	$(129,567)	808%	$(14,262)	(30)%	$(20,449)
The amounts in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations in 2013, which are presented in the consolidated statements of operations in the line items “Operating results from discontinued operations,” “Impairment of assets of discontinued operations” and “Gains on sales of discontinued operations,” and unconsolidated properties, which are presented under the equity method of accounting in the consolidated statements of operations in the line item “Equity in income of partnerships.”
Real Estate Revenue
Real estate revenue decreased by $6.4 million, or 2%, in 2015 as compared to 2014, primarily due to:

•	a decrease of $30.5 million in real estate revenue related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery at Market East (“The Gallery”); and

•	a $0.8 million decrease due to the business failure of an office tenant at Voorhees Town Center; partially offset by

•	an increase of $20.2 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•
an increase of $3.0 million in Same Store base rent due to increases of $7.3 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Cherry Hill Mall, Viewmont Mall, Francis Scott Key Mall and Willow Grove Park, partially offset by troubled tenant closings affecting 71 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate impact of $4.3 million;

•	an increase of $1.3 million in Same Store real estate tax reimbursements, offset by a corresponding increase in real estate tax expense; and

•	an increase of $0.8 million in Same Store percentage rent, primarily due to higher sales in 2015 from tenants that paid percentage rent in 2014.

Real estate revenue decreased by $5.1 million, or 1%, in 2014 as compared to 2013, primarily due to:

•	a decrease of $10.4 million in real estate revenue related to the July 2014 sale of a 50% partnership interest in The Gallery;

•	a decrease of $6.4 million in real estate revenue related to properties sold in 2013 and 2014; and

•	a decrease of $0.5 million in Same Store percentage rent, primarily due to lower sales from some tenants that paid percentage rent in 2013; partially offset by

•
an increase of $6.9 million in Same Store base rent due to new store openings and lease renewals with higher base rent, with notable increases at Moorestown Mall, Cherry Hill Mall, Woodland Mall and Exton Square Mall;

•	an increase of $3.8 million in Same Store expense reimbursements, following increases in snow removal expense, real estate taxes and utility expenses (see “—Operating Expenses”); and

•	an increase of $1.3 million in real estate revenue related to properties acquired in 2014.

Property Operating Expenses
Property operating expenses decreased by $10.4 million, or 6%, in 2015 as compared to 2014, primarily due to:

•	a decrease of $18.3 million in property operating expenses related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery;

•
a decrease of $2.9 million in Same Store non-common area utility expense. In the three months ended March 31, 2014, there was a significant increase in electric rates at many of our properties. The extreme cold weather in 2014, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland, which was not repeated in 2015; and

•
a decrease of $1.8 million in Same Store common area maintenance expense, including decreases of $0.8 million in common area utilities and $0.6 million in snow removal expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during 2014, which was not repeated in 2015; partially offset by

•	an increase of $9.6 million in property operating expenses from the acquisition of Springfield Town Center in March 2015;

•	an increase of $1.6 million in Same Store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
an increase of $1.4 million in Same Store bad debt expense. During 2014, we reduced our bad debt expense when we decreased our estimated reserve related to straight line rent receivables, due to improved historical results in recent periods.

Property operating expenses decreased by $1.9 million, or 1%, in 2014 as compared to 2013, primarily due to:

•	a decrease of $4.9 million in property operating expenses related to the July 2014 sale of a 50% partnership interest in The Gallery;

•	a decrease of $2.4 million in property operating expenses related to properties sold in 2014 and 2013; and

•	a decrease of $1.0 million in Same Store marketing expenses; partially offset by

•
an increase of $2.4 million in Same Store non-common area utility expense as a result of a significant increase in electric rates at many of our properties in the early part of 2014. The extreme cold weather during the winter of 2013-2014, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland;

•
an increase of $2.0 million in Same Store real estate tax expense, including a $1.2 million increase at two of our New Jersey properties due to a combination of increases in the real estate tax assessment value and the real estate tax rate;

•
an increase of $1.2 million in Same Store common area maintenance expense, including an increase of $1.3 million in snow removal expense. In 2014, snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snow events; and

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
The following table presents NOI for the years ended December 31, 2015, 2014 and 2013. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for Same Store properties exclude properties acquired or disposed of during the periods presented. A reconciliation of NOI to net income (loss) calculated in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$422,190	$(162,380)	$259,810	$417,282	$(164,030)	$253,252	$404,859	$(158,721)	$246,138
Non Same Store	49,018	(26,160)	22,858	56,818	(32,212)	24,606	77,078	(39,806)	37,272
Total	$471,208	$(188,540)	$282,668	$474,100	$(196,242)	$277,858	$481,937	$(198,527)	$283,410

	% Change 2014 to 2015		% Change 2013 to 2014
	Same Store	Total	Same Store	Total
Real estate revenue	1.2%	(0.6)%	3.1%	(1.6)%
Property operating expenses	(1.0)%	(3.9)%	3.3%	(1.2)%
NOI	2.6%	1.7%	2.9%	(2.0)%
Total NOI increased by $4.8 million, or 1.7%, in 2015 as compared to 2014. Same Store NOI increased $6.6 million primarily due to increases in rent and improvements in CAM and utility margins partially offset by tenant bankruptcies. NOI from Non Same Store properties decreased $1.7 million. This decrease was primarily due to the properties sold in 2014 and 2015 which consisted of Nittany Mall, North Hanover Mall, South Mall, Uniontown Mall, Voorhees Town Center and the sale of a 50% share of The Gallery, partially offset by NOI from Springfield Town Center, which was acquired in March 2015. See the “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” discussions above for further information about property results. Lease termination revenue was $2.1 million in 2015 and $2.3 million in 2014.

Total NOI decreased by $5.6 million, or 2.0%, in 2014 as compared to 2013. Non-Same Store NOI decreased by $12.7 million primarily due to properties sold in 2013 and 2014, which consisted of Phillipsburg Mall, Paxton Towne Centre, Orlando Fashion Square, Commons at Magnolia, Christiana Center, Chambersburg Mall, Nittany Mall, North Hanover Mall, South Mall and the sale of a 50% share in The Gallery. Same Store NOI increased $7.1 million. Lease termination revenue was $2.3 million in 2014 and $1.8 million and 2013.

Other Income
Other income decreased by $0.9 million, or 15%, in 2015 as compared to 2014 primarily due to a $0.9 million decrease in income related to historical tax credits.
Other income decreased by $0.8 million, or 12%, in 2014 as compared to 2013 primarily due to a decrease in third-party management and leasing fees.
General and Administrative Expenses
General and administrative expenses decreased by $0.7 million, or 2%, in 2015 as compared to 2014. This decrease was primarily due to a reduction of costs associated with our reduced number of employees in 2015 as compared to 2014.
General and administrative expenses decreased by $1.5 million, or 4%, in 2014 as compared to 2013. This decrease was primarily due to a reduction of costs associated with our reduced number of employees in 2014 as compared to 2013.
Provision for employee separation expense

Provision for employee separation expense was $2.1 million in 2015 due to the termination of employment of eleven employees in the fourth quarter.
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
Impairment of Assets

During the years ended December 31, 2015, 2014, and 2013, we recorded asset impairment losses of $140.3 million, $19.7 million and $30.0 million, respectively. Such impairment losses are recorded to “Impairment of assets” for the years ended 2015 and 2014. In 2013, such impairment losses are recorded either to “Impairment of assets” or “Impairment of assets of discontinued operations” based upon the classification of the property in the consolidated statements of operations. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	$63,904	$—	$—
Voorhees Town Center	39,242	—	—
Lycoming Mall	28,345	—	—
Uniontown Mall	7,394	—	—
Palmer Park Mall	1,383	—	—
Nittany Mall	—	15,495	—
North Hanover Mall	—	2,900	6,304
South Mall	—	1,300	—
Chambersburg Mall(1)	—	—	23,662
Other	50	—	—
Total Impairment of Assets	$140,318	$19,695	$29,966
(1) Impairment of assets of this property is recorded in discontinued operations for 2013.

See note 2 to our consolidated financial statements for a further discussion of such impairments.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses increased by $1.2 million in 2015 as compared to 2014 due to an increase of $1.4 million of professional fees and an increase of $0.4 million of acquisition costs, both primarily related to our acquisition of Springfield Town Center, partially offset by a decrease of $0.3 million related to project costs.

Acquisition costs and other expenses increased by $3.5 million in 2014 as compared to 2013 due to $3.0 million of acquisition costs primarily related to the acquisition of Springfield Town Center, and $0.5 million of professional service fees incurred in 2014.

Interest Expense
Interest expense decreased by $1.1 million, or 1%, in 2015 as compared to 2014. The decrease was primarily due to a lower weighted average effective borrowing rate (4.63% for 2015 as compared to 5.15% for 2014) offset by a higher overall debt balance (an average of $1,780.8 million in 2015 compared to $1,597.0 million in 2014). In 2015, we also recorded a loss on hedge ineffectiveness of $0.5 million, a $0.8 million prepayment penalty and $0.2 million of accelerated amortization of financing costs.
Interest expense decreased by $16.6 million, or 17%, in 2014 as compared to 2013. The decrease was primarily due to a $14.8 million decrease resulting from a lower overall debt balance (an average of $1,597.0 million in 2014 compared to $1,727.8 million in 2013) and a lower weighted average effective borrowing rate (5.15% for 2014 as compared to 5.57% for 2013). Interest expense for 2014 also included $1.8 million of net losses on hedge ineffectiveness, including $1.2 million from the early Logan Valley Mall mortgage loan repayment and $0.6 million from the early mortgage loan repayment on the loan secured by 801 Market Street, Philadelphia, Pennsylvania. 801 Market Street is part of The Gallery, and the mortgage loan was repaid in connection with the sale of a 50% interest in The Gallery. We recorded an aggregate net loss of $3.4 million on hedge ineffectiveness in 2013.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.7 million, or 1%, in 2015 as compared to 2014, primarily because of:

•	a decrease of $12.9 million related to properties sold in 2015 and 2014, and the July 2014 sale of a 50% partnership interest in The Gallery; partially offset by

•	an increase of $11.5 million related to the March 2015 acquisition of Springfield Town Center.

Depreciation and amortization expense increased by $3.4 million, or 2%, in 2014 as compared to 2013, primarily because of:

•	an increase of $8.9 million primarily due to a higher asset base resulting from capital improvements related to new tenants at our properties; and

•	an increase of $1.1 million associated with properties acquired in 2014; partially offset by

•	a decrease of $4.7 million related to the July 2014 sale of a 50% partnership interest in The Gallery; and

•	a decrease of $1.9 million related to properties sold in 2014 and 2013.

Equity in Income of Partnerships
Equity in income of partnerships decreased by $1.0 million, or 10%, for 2015 compared to 2014 primarily due to a decrease of $1.9 million related to de-tenanting of The Gallery in anticipation of the construction phase of the Fashion Outlets of Philadelphia redevelopment, a decrease of $0.7 million due to the sale of Whitehall Mall and Springfield Park properties offset by favorable results of $1.2 million from the Same Store partnership properties and $0.4 million from Gloucester Premium Outlets which opened during the second quarter of 2015.
Equity in income of partnerships increased by $0.8 million, or 8%, for 2014 compared to 2013 primarily due to increased revenues of $1.3 million at our partnership properties owned during both periods, partially offset by a $0.7 million decrease relating to The Gallery, which became a 50% equity method investment as a result of the transaction with Macerich in July 2014.
Gain on Sales of Interests in Real Estate, net
Gain on sales of interests of real estate, net was $12.4 million in 2015, as a result of the following transactions:

•	a $12.0 million gain on the sale of our 50% interest in Springfield Park; and

•	a $0.4 million gain on the sale of an outparcel at Pitney Road Plaza.

Gain on sales of interests of real estate, net was $12.7 million in 2014, as a result of the following transactions:

•	a $12.4 million gain from the sale of our 50% interest in Whitehall Mall;

•	net gains of $0.8 million on sales of various completed development projects and an anchor pad during 2014; and

•	a $0.2 million gain on the sale of South Mall; offset by

•	a $0.6 million loss from the sale of a 50% interest in The Gallery; and

•	a $0.1 million loss from the combined sale of Nittany Mall in State College, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania.

Discontinued Operations
For 2013, we have presented as discontinued operations the operating results of Orlando Fashion Square, Phillipsburg Mall, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013.

As described in note 2 to our consolidated financial statements, in 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations. In accordance with these new accounting requirements, we reported the results of operations of the properties that we sold in 2015 and 2014 in the continuing operations section of our consolidated statements of operations in 2015 and 2014. The properties that we sold in 2015 were Uniontown Mall in Uniontown, Pennsylvania and Voorhees Town Center in Voorhees, New Jersey, and in 2014 were South Mall in Allentown, Pennsylvania, Nittany Mall in State College, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania, and the results of operations of these properties are recorded in continuing operations.

Operating results, gains on sales of discontinued operations and impairment of assets for the properties in discontinued operations for 2013 were as follows:

For the year ended December 31, 2013
(in thousands of dollars)
Operating results of:
Orlando Fashion Square	$330
Phillipsburg Mall	(66)
Chambersburg Mall	536
Paxton Towne Centre	(101)
Christiana Center	1,633
Commons at Magnolia	480
Operating results from discontinued operations	2,812
Impairment of assets of discontinued operations	(23,662)
Gains on sales of discontinued operations	78,512
Income from discontinued operations	$57,662
As further described in the “Overview” section and note 2 to our consolidated financial statements, we recorded $23.7 million of impairment of assets on discontinued operations for 2013.
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
We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, to show the effect of a mortgage prepayment penalty, accelerated amortization of deferred financing costs, acquisition costs, loss on hedge ineffectiveness and provision for employee separation expense which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.
We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, a mortgage prepayment penalty, accelerated amortization of deferred financing costs, acquisition costs, loss on hedge ineffectiveness and provision for employee separation expense.

The following table presents (a) FFO attributable to common shareholders and OP Unit holders, (b) FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, (c) FFO attributable to common shareholders and OP Unit holders, as adjusted, and (d) FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2015	% Change 2014 to 2015	2014	% Change 2013 to 2014	2013
Funds from operations attributable to common shareholders and OP Unit holders	$136,246	5.3%	$129,419	6.9%	$121,101
Provision for employee separation expense	2,087		4,961		2,314
Acquisition costs	3,470		3,441		—
Loss on hedge ineffectiveness	512		1,761		3,409
Accelerated amortization of deferred financing costs and mortgage prepayment penalty	1,071		—		1,076
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$143,386	2.7%	$139,582	9.1%	$127,900
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.79	(1.6)%	$1.82	0.6%	$1.81
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$1.89	(3.6)%	$1.96	2.1%	$1.92
Weighted average number of shares outstanding	68,740		68,217		63,662
Weighted average effect of full conversion of OP Units	6,830		2,128		2,194
Effect of common share equivalents	485		696		876
Total weighted average shares outstanding, including OP Units	76,055		71,041		66,732

FFO was $136.2 million for 2015, an increase of $6.8 million, or 5.3%, compared to $129.4 million for 2014. This increase was primarily due to:

•	a $6.6 million increase in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”);

•	a $2.9 million decrease in provision for employee separation expense; and

•
a decrease of $1.6 million in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness) resulting from lower average interest rates offset by higher overall debt balances; partially offset by

•	a $1.7 million decrease in Non Same Store NOI resulting from properties sold in 2014 and the de-tenanting of The Gallery; and

•	a decrease of $1.5 million in gains from non operating real estate.

FFO per diluted share and OP Unit decreased $0.03 per share to $1.79 per share for 2015, compared to $1.82 per share for 2014, primarily due to the impact of the 6,250,000 OP Units issued in connection with the March 2015 acquisition of Springfield Town Center.

FFO was $129.4 million for 2014, an increase of $8.3 million, or 6.9%, compared to $121.1 million for 2013. This increase was primarily due to:

•
a decrease of $18.5 million in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness) resulting from lower overall average debt balances and lower average interest rates;

•	an increase of $7.1 million in Same Store NOI (presented using the “proportionate-consolidation” method; See “—Net Operating Income”); partially offset by

•	a decrease of $12.7 million in Non Same Store NOI primarily related to sold properties;

•	a $3.4 million increase in acquisition costs; and

•	a $2.6 million increase in provision for employee separation expense.
FFO per diluted share increased $0.01 per share to $1.82 per share for 2014, compared to $1.81 per share for 2013. FFO per diluted share and OP Unit increased due to the $8.3 million increase in FFO, offset by the full year effect of the 11,500,000 common shares issued in May 2013 and other common issuances since January 1, 2013.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures
The preceding discussions compare our Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of its ongoing operations, specifically acquisition costs, provision for employee separation expense, loss on hedge ineffectiveness and accelerated amortization of deferred financing costs. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO, FFO per diluted share and OP Unit, Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers.
The amounts presented below in the “Share of Unconsolidated Partnerships” column are derived using the ‘proportionate consolidation method’ (a non-GAAP measure), which includes our share of the results of our unconsolidated partnerships based on our ownership percentage in each such uncontrolled partnership. We believe that this presentation is helpful to management and investors because it provides comparable information about the operating results of our unconsolidated partnerships and is thus indicative of the return on property investment and of operating performance over time. Results based on our share of the results of unconsolidated partnerships do not represent cash generated from operating activities of our unconsolidated partnerships and should not be considered to be an alternative to cash flow from unconsolidated properties’ operating activities as a measure of our liquidity, because we do not have a direct legal claim to the revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner or tenant in common owner.

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the consolidated statements of operations caption entitled “Equity in income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the consolidated balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

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

For further information regarding our unconsolidated partnerships, see note 3 to our unaudited consolidated financial statements.

The following information is provided to reconcile NOI and FFO, which are non-GAAP measures, to net income (loss), a GAAP measure:

	For the Year Ended December 31, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)
Real estate revenue	$420,197	$51,011	$471,208
Property operating expenses	(170,047)	(18,493)	(188,540)
Net operating income	250,150	32,518	282,668
General and administrative expenses	(34,836)	—	(34,836)
Provision for employee separation expense	(2,087)	—	(2,087)
Other income	5,214	—	5,214
Acquisition costs and other expenses	(6,108)	(62)	(6,170)
Interest expense, net	(81,096)	(10,353)	(91,449)
Depreciation of non real estate assets	(1,505)	—	(1,505)
Gains on sales of non operating real estate	259	—	259
Preferred share dividends	(15,848)	—	(15,848)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	114,143	22,103	136,246
Depreciation of real estate assets	(141,142)	(12,563)	(153,705)
Impairment of assets	(140,318)	—	(140,318)
Net gain on sales of interests in real estate	12,362	—	12,362
Equity in income of partnerships	9,540	(9,540)	—
Preferred share dividends	15,848	—	15,848
Net loss	$(129,567)	$—	$(129,567)

	For the Year Ended December 31, 2014
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)
Real estate revenue	$426,596	$47,504	$474,100
Property operating expenses	(180,427)	(15,815)	(196,242)
Net operating income	246,169	31,689	277,858
General and administrative expenses	(35,518)	—	(35,518)
Provision for employee separation expense	(4,961)	—	(4,961)
Other income	6,107	—	6,107
Acquisition costs and other expenses	(4,937)	(397)	(5,334)
Interest expense, net	(82,165)	(10,873)	(93,038)
Depreciation on non real estate assets	(1,621)	—	(1,621)
Gain on sales on non-operating real estate	1,774	—	1,774
Preferred share dividends	(15,848)	—	(15,848)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	109,000	20,419	129,419
Depreciation of real estate assets	(142,683)	(9,850)	(152,533)
Impairment of assets	(19,695)	—	(19,695)
Equity in income of partnerships	10,569	(10,569)	—
Net gains on sales of interests in real estate	12,699	—	12,699
Preferred share dividends	15,848	—	15,848
Net loss	$(14,262)	$—	$(14,262)

	For the Year Ended December 31, 2013
	Continuing Operations
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Discontinued Operations	Total (a non-GAAP measure)
Real estate revenue	$431,728	$40,195	$10,014	$481,937
Property operating expenses	(182,279)	(11,960)	(4,288)	(198,527)
Net operating income	249,449	28,235	5,726	283,410
General and administrative expenses	(36,975)	—	—	(36,975)
Provision for employee separation expense	(2,314)	—	—	(2,314)
Other income	6,950	—	—	6,950
Acquisition costs other expenses	(1,422)	—	—	(1,422)
Interest expense, net	(98,731)	(11,084)	(1,753)	(111,568)
Depreciation of non real estate assets	(1,132)	—	—	(1,132)
Preferred share dividends	(15,848)	—	—	(15,848)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	99,977	17,151	3,973	121,101
Depreciation of real estate assets	(139,748)	(7,373)	(1,161)	(148,282)
Impairment of assets	(6,304)	—	—	(6,304)
Equity in income of partnerships	9,778	(9,778)	—	—
Operating results from discontinued operations	2,812	—	(2,812)	—
Impairment of assets of discontinued operations	(23,662)	—	—	(23,662)
Gain on sale of discontinued operations	78,512	—	—	78,512
Preferred share dividends	15,848	—	—	15,848
Net income	$37,213	$—	$—	$37,213

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2013 Revolving Facility, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2015 were $79.6 million, based on distributions of $2.0625 per Series A Preferred Share, distributions of $1.8438 per Series B Preferred Share and $0.84 per common share and OP Unit. For the first quarter of 2016, we have announced a distribution of $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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
We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects, certain capital requirements (including scheduled debt maturities), future property and portfolio acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2013 Revolving Facility and our Term Loans, as further described below.
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
Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of December 31, 2015, the Company had borrowed $400.0 million under the Term Loans and $65.0 million under the 2013 Revolving Facility (with $7.9 million pledged as collateral for a letter of credit at December 31, 2015; the Company pledged $7.4 million for an additional letter of credit in January 2016). Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2015 was $301.0 million.
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

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is June 26, 2018, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

The 2013 Revolving Facility contains certain affirmative and negative covenants which are identical to those contained in the other Credit Agreements and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

Term Loans

2015 5-Year Term Loan

In June 2015, we entered into a five year term loan agreement (the “2015 5-Year Term Loan”) with Wells Fargo Bank, National Association, PNC Bank, National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility. The maturity date of the 2015 5-Year Term Loan is June 2020. At closing, we borrowed the entire $150.0 million under the 2015 5-Year Term Loan, and used the proceeds to repay $150.0 million of the then outstanding balance under the 2013 Revolving Facility.

The 2015 5-Year Term Loan contains certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

The 2015 5-Year Term Loan also contains an additional covenant that prohibits us prior to receiving an investment grade credit rating, if any, from allowing the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

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

In June 2015, we entered into an amendment to each of the 2014 Term Loans under which we are required to maintain, on a consolidated basis, minimum Unencumbered Debt Yield of 11.0%, versus 12.0% previously, consistent with the amendment to the covenant in the 2013 Revolving Facility, and the provision of the 2015 5-Year Term Loan. The cross-default provisions in the 2014 Term Loans were also amended to add the new 2015 5-Year Term Loan.

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 2014 Term Loans, through an accordion option (subject to certain conditions), in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders. The 2014 5-Year Term Loan may be increased from $150.0 million to as much as $300.0 million, and the 2014 7-Year Term Loan may be increased from $100.0 million to as much as $200.0 million.

The 2014 Term Loans contain certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

Identical covenants and common provisions contained in the Credit Agreements

Amounts borrowed under the Credit Agreements bear interest at the rate specified below per annum, depending on our leverage, plus LIBOR, unless and until the Borrower receives an investment grade credit rating and provides notice to the Administrative Agent (the “Rating Date”), after which alternative rates would apply. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property. The 2013 Revolving Facility is subject to a facility fee, which is currently 0.25%, depending on leverage, and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		2014 7-Year Term Loan		2014 5-Year Term Loan		2015 5-Year Term Loan
1	Less than 0.450 to 1.00	1.20%		1.80%		1.35%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		1.95%		1.45%		1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	(1)	2.15%	(1)	1.60%	(1)	1.60%	(1)
4	Equal to or greater than 0.550 to 1.00	1.55%		2.35%		1.90%		1.90%

(1) The rate in effect at December 31, 2015.

We may prepay any of the Credit Agreements (other than the 2014 7-Year Term Loan) at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. We must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may be extended. The payment of the 2014 7-Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% from one year after closing to two years after closing, to 1% from two years after closing to three years after closing, and without penalty thereafter.

The Credit Agreements contain certain affirmative and negative covenants that are identical, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of our tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1 (4) minimum Unencumbered Debt Yield of 11.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of December 31, 2015, we were in compliance with all such financial covenants.

PREIT and the subsidiaries of PREIT that either (1) account for more than 2.5% of adjusted Gross Asset Value (other than an Excluded Subsidiary), (2) own or lease an Unencumbered Property, (3) own, directly or indirectly, a subsidiary described in (2), or (4) with respect to the Term Loans, are guarantors under the 2013 Revolving Facility, as amended, will serve as guarantors for funds borrowed under the Credit Agreements. In the event that we seek and obtain an investment grade credit rating, if any, we may request that a subsidiary guarantor be released, unless such guarantor becomes obligated in respect of the debt of the Borrower or another subsidiary or owns Unencumbered Property or incurs recourse debt.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the Credit Agreements immediately due and payable, and the Commitments of the lenders to make further loans under the 2013 Revolving Facility and the 2014 Term Loans, or with respect to the accordions under the 2013 Revolving

Facility and the 2014 Term Loans, will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PREIT Associates, PRI, any Material Subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

As of December 31, 2015, we were in compliance with all such financial covenants.

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

Preferred Shares
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
Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2013 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
March	Francis Scott Key Mall(1)(2)	$5.8	LIBOR plus 2.60%	March 2018
June	Patrick Henry Mall(3)	96.2	4.35% fixed	July 2025
September	Willow Grove Park Mall(4)	170.0	3.88% fixed	October 2025

2013 Activity:
February	Francis Scott Key Mall(1)(2)	62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(5)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(6)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall	78.0	5.17% fixed	December 2023

(1)	Interest only payments.

(2)	The mortgage loan was increased by $5.8 million in 2015.

(3)
We used the proceeds of the mortgage loan to repay the $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

(4)	We used the proceeds of the mortgage loan to repay the $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes

(5)
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

(6)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014. We repaid the loan in July 2014.

Other Mortgage Loan Activity

In April 2015, we repaid a $55.3 million mortgage loan plus accrued interest secured by Magnolia Mall in Florence, South Carolina using $40.0 million from our 2013 Revolving Facility and the balance from available working capital.

In July 2014, we repaid a $25.8 million mortgage loan plus accrued interest secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of the Fashion Outlets of Philadelphia, using proceeds from the transaction relating to the Fashion Outlets of Philadelphia with Macerich.

Also in July 2014, we repaid a $51.0 million mortgage loan plus accrued interest secured by Logan Valley Mall in Altoona, Pennsylvania using $50.0 million from our 2013 Revolving Facility and $1.0 million from available working capital. The $50.0 million borrowed from the 2013 Revolving Facility was subsequently repaid in July 2014 using proceeds from the transaction relating to the Fashion Outlets of Philadelphia with Macerich.

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

Mortgage Loans

Our mortgage loans, which are secured by 15 of our consolidated and held for sale properties, are due in installments over various terms extending to the year 2025.  Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.66% at December 31, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.94% at December 31, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.44% at December 31, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2015:

	Payments by Period
(in thousands of dollars)	Total	2016	2017	2018	2019-2020	Thereafter
Consolidated mortgage loans
Principal payments	$137,001	$15,989	$16,244	$16,952	$35,782	$52,034
Balloon payments	1,188,494	219,480	150,000	116,469	27,161	675,384
Total consolidated mortgage loans	$1,325,495	$235,469	$166,244	$133,421	$62,943	$727,418

Held for sale mortgage loans
Held for sale principal payments	$2,128	$960	$1,001	$167	$—	$—
Held for sale balloon payments(1)	58,957	—	—	30,907	28,050	—
Total held for sale mortgage loans	$61,085	$960	$1,001	$31,074	$28,050	$—

Total mortgage loans	$1,386,580	$236,429	$167,245	$164,495	$90,993	$727,418

(1) Lycoming Mall has a balloon payment of $30.9 million due in March 2018 and New River Valley Mall has a balloon payment of $28.1 million due in January 2019.

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2015 for the periods presented:

(in thousands of dollars)	Total	2016	2017	2018	2019-2020	Thereafter
Mortgage loans	$1,325,495	$235,469	$166,244	$133,421	$62,943	$727,418
Mortgage loans - held for sale	61,085	960	1,001	31,074	28,050	—
Term Loans	400,000	—	—	—	300,000	100,000
2013 Revolving Facility	65,000	—	—	65,000	—	—
Interest on indebtedness(1)	335,313	64,404	58,731	49,182	78,712	84,284
Operating leases	7,211	2,123	1,960	1,785	1,343	—
Ground leases	843	651	91	74	6	21
Development and redevelopment commitments(2)	31,757	27,091	1,666	—	3,000	—
Total	$2,226,704	$330,698	$229,693	$280,536	$474,054	$911,723

(1)Includes payments expected to be made on consolidated and held for sale debt, including those in connection with interest rate swap agreements.
(2)The timing of the payments of these amounts is uncertain. We expect that the majority of such payments will be made prior to December 31, 2016, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2013:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
September	Springfield Mall	$65.0	Fixed 4.45%	September 2025

2014 Activity:
December	Gloucester Premium Outlets(1)	72.9	LIBOR plus 1.50%	June 2018

(1)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan. The construction mortgage loan has a maximum availability of $90.0 million, of which $71.3 million and $1.6 million was borrowed during 2015 and 2014, respectively, and $17.1 million was available as of December 31, 2015 (subject to submission of required documentation). Our interest in the unconsolidated entity is 25%.

Interest Rate Derivative Agreements
As of December 31, 2015, we had entered into 21 interest rate swap agreements with a weighted average interest swap rate of 1.49% on a notional amount of $521.7 million maturing on various dates through June 2020. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2015, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the years ended December 31, 2015, 2014 and 2013, we recorded net losses on hedge ineffectiveness of $0.5 million and $1.8 million and $3.4 million, respectively.

Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting from July 2014 to March 2015 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015 and $0.5 million for the period from July 2014 to December 2014. Also, previously deferred losses in other comprehensive income for the period from July 2014 to March 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense in 2014. These swaps are scheduled to expire by their terms in January 2019.

Also, in the year ended December 31, 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall prior to its maturity, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, and accordingly, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.

In the year ended December 31, 2013, we recorded $2.9 million in net losses on hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the May 2013 Jacksonville Mall mortgage loan repayment. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from “Accumulated other comprehensive income (loss)” to “Interest expense, net.” We also recorded $0.5 million in net losses on hedge ineffectiveness due to the accelerated amortization of $0.5 million in connection with the partial mortgage loan repayments at Logan Valley Mall.

As of December 31, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.7 million in the aggregate. The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.
CASH FLOWS
Net cash provided by operating activities totaled $135.7 million for 2015 compared to $145.1 million for 2014 and $136.2 million for 2013. This decrease in cash from operating activities was primarily due to the sales of properties in 2015 and 2014 and other working capital changes, offset by operating cash flows from Springfield Town Center.
Cash flows used in investing activities were $379.1 million for 2015 compared to cash flows provided by investing activities of $31.7 million for 2014 and cash flows provided by investing activities of $30.7 million for 2013. Investing activities for 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $30.7 million and real estate improvements of $52.8 million, primarily related to tenant allowances, recurring capital expenditures and ongoing improvements at our properties, offset by proceeds totaling $53.0 million from the sale of a 50% interest in Springfield Park in July 2015, the sale of Uniontown Mall in August 2015, the sale of Voorhees Town Center in October 2015 and various sales of non-operating real estate and land parcels in the fourth quarter of 2015. Investing activities for 2014 reflected dispositions of $190.4 million, acquisitions of $20.0 million, investment in construction in progress of $41.5 million and real estate improvements of $71.3 million, primarily related to ongoing improvements at our properties.
Cash flows provided by financing activities were $225.9 million for 2015 compared to cash flows used in financing activities of $170.5 million for 2014 and $166.7 million for 2013. Cash flows provided by financing activities in 2015 included net borrowing of $215.0 million from our 2013 Revolving Facility, $120.0 million of net borrowings from our Term Loans, $170.0 million from the mortgage loan on Willow Grove Park, $96.2 million from the mortgage loan on Patrick Henry Mall and $5.8 million addition draw borrowed on the mortgage loan secured by Francis Scott Key Mall, partially offset by the mortgage loan repayment of $133.5 million on Willow Grove Park, the mortgage loan repayment of $83.8 million on Patrick Henry Mall and the $55.3 million repayment of the mortgage loan on Magnolia Mall, dividends and distributions of $79.6 million, and principal installments on mortgage loans of $20.8 million. Cash flows used in financing activities for 2014 included $130.0 million of net repayments of the 2013 Revolving Facility, $130.0 million of net borrowings from our Term Loans, the $51.0 million repayment of the mortgage loan on Logan Valley Mall and the $25.8 million repayment of the mortgage loan on 801 Market Street, dividends and distributions of $72.5 million, and principal installments on mortgage loans of $17.9 million.
See note 1 to our consolidated financial statements for details regarding costs capitalized during 2015 and 2014.

COMMITMENTS
As of December 31, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $31.8 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.
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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2015, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	risks related to our development and redevelopment activities;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our substantial debt and the stated value of our preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our principal credit agreements;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•
our ability to raise capital, including through joint ventures or other partnerships, through sales of properties or interests in properties, through the issuance of equity or equity-related securities if market conditions are favorable, or through other actions;

•	our short- and long-term liquidity position;

•	potential dilution from any capital raising transactions or other equity issuances; and

•	general economic, financial and political conditions, including credit and capital market conditions, changes in interest rates or unemployment.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2015, our consolidated debt portfolio consisted primarily of $1,325.5 million of fixed and variable rate mortgage loans, $150.0 million borrowed under our 2015 5-Year Term Loan, which bore interest at 1.84%, $150.0 million borrowed under our 2014 5-Year Term Loan, which bore interest at a rate of 1.84%, $100.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 2.39% and $65.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 1.60%.
Our mortgage loans, which are secured by 15 of our consolidated properties, are due in installments over various terms extending to the year 2025. Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.66% at December 31, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.94% at December 31, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.44% at December 31, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, including balloon payments, of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate
2016	$235,469	5.31%	$960	2.99%	(1)
2017	$166,244	5.29%	$1,001	2.99%	(1)
2018	$16,952	4.25%	$212,543	2.66%	(1)
2019	$17,692	4.25%	$178,050	2.07%	(1)
2020 and thereafter	$772,669	4.22%	$250,000	2.17%	(1)

(1)	Based on the weighted average interest rate in effect as of December 31, 2015.

At December 31, 2015, we had $642.6 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2015, we had entered into 21 interest rate swap agreements with a weighted average interest swap rate of 1.49% on a notional amount of $521.7 million maturing on various dates through January 2020. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2015 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $64.8 million at December 31, 2015. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $68.4 million at December 31, 2015. Based on the variable rate debt included in our debt portfolio at December 31, 2015 a 100 basis point increase in interest rates would have resulted in an additional $1.2 million million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.2 million annually. Because the information presented above includes only those exposures that existed as of December 31, 2015, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2015, 2014 and 2013, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2015 and 2014, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by or Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

2.1
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed filed as Exhibit 10.1 to PREIT's Quarterly Report on Form 10-Q filed on August 1, 2014, is incorporated by reference.

2.2
Purchase and Sale Agreement dated as of April 29, 2015 by and between PREIT Associates, L.P. and PR Springfield Associates, L.P. and Rubin Retail Acquisition, L.P., filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q dated August 3, 2015, is incorporated herein by reference.

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

4.10
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

10.3	First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.4
Second Amendment to Credit Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.5
Five-Year Term Loan Agreement dated as of January 8, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.7 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.6
Five-Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P, filed as Exhibit 10.8 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.7
First Amendment to Five-Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K filed on February 23, 2015, is incorporated herein by reference.

10.8
Third Amendment to Five-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.9
Seven-Year Term Loan Agreement dated as of January 8, 2014 by and among  PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.10
Seven-Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P, filed as Exhibit 10.10 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.11
First Amendment to Seven-Year Term Loan dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.12 to PREIT’s Annual Report on Form 10-K filed on February 23, 2015, is incorporated herein by reference.

10.12
Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.13
Five-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.14
Five-Year Term Loan Guaranty dated as of June 26, 2015 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

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

10.20
Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on March 30, 2006, is incorporated herein by reference.

10.21
Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 14, 2010, is incorporated herein by reference.

10.22
Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K filed on May 22, 2007 is incorporated herein by reference.

10.23
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

+10.26
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.27
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

+10.29*	Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Mario C. Ventresca, Jr.

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

+10.34	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.35	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.36	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.37
Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.38
Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.39
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.40	2011-2013 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.41
Form of 2011-2013 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2011, is incorporated herein by reference.

+10.42	2012-2014 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.43
Form of 2012-2014 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.44	2013-2015 Restricted Share Unit Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

+10.45
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

+10.50	2014-2016 Restricted Share Unit Program, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on April 25, 2014, is incorporated herein by reference.

+10.51
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

+10.53	2015-2017 Restricted Share Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.54	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.55
Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.56
Separation of Employment Agreement and General Release between Pennsylvania Real Estate Investment Trust, PREIT Services, L.P. and George Rubin dated as of June 13, 2014 filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on August 1, 2014, is incorporated herein by reference.

+10.57
Separation of Employment Agreement and General Release, dated October 15, 2013, by and between PREIT, PREIT Services, LLC and Edward Glickman, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

10.58
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.59
Registration Rights Agreement, dated as of April 28, 2003, between PREIT and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.60
Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.61
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.62
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.63
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

10.64
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.65
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 26, 2016	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert F. McCadden and Joseph F. Coradino, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Executive Chairman and Trustee	February 26, 2016
Ronald Rubin

/s/ Joseph F. Coradino	Chief Executive Officer (principal executive officer) and Trustee	February 26, 2016
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2016
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	February 26, 2016
Jonathen Bell

/s/ M. Walter D’Alessio	Trustee	February 26, 2016
M. Walter D’Alessio

/s/ Michael J. DeMarco	Trustee	February 26, 2016
Michael J. De Marco

/s/ Rosemarie Greco	Trustee	February 26, 2016
Rosemarie Greco

/s/ Leonard I. Korman	Trustee	February 26, 2016
Leonard I. Korman

/s/ Mark E. Pasquerilla	Trustee	February 26, 2016
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 26, 2016
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 26, 2016
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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and trustees; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has changed its accounting for discontinued operations as of January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Pennsylvania Real Estate Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2016

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2015	December 31, 2014
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,297,520	$3,216,231
Construction in progress	64,019	60,452
Land held for development	6,350	8,721
Total investments in real estate	3,367,889	3,285,404
Accumulated depreciation	(1,015,647)	(1,061,051)
Net investments in real estate	2,352,242	2,224,353
INVESTMENTS IN PARTNERSHIPS, at equity:	161,029	140,882
OTHER ASSETS:
Cash and cash equivalents	22,855	40,433
Tenant and other receivables (net of allowance for doubtful accounts of $6,417 and $11,929 at December 31, 2015 and 2014, respectively)	40,324	40,566
Intangible assets (net of accumulated amortization of $13,441 and $11,873 at December 31, 2015 and 2014, respectively)	22,248	6,452
Deferred costs and other assets, net	81,574	87,017
Assets held for sale	126,244	—
Total assets	$2,806,516	$2,539,703
LIABILITIES:
Mortgage loans payable	$1,325,495	$1,407,947
Term Loans	400,000	130,000
Revolving Facility	65,000	—
Tenants’ deposits and deferred rent	14,631	15,541
Distributions in excess of partnership investments	65,547	65,956
Fair value of derivative instruments	2,756	2,490
Liabilities on assets held for sale	69,918	—
Accrued expenses and other liabilities	78,539	73,032
Total liabilities	2,021,886	1,694,966
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at December 31, 2015 and 2014; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2015, and 2014; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 69,197 issued and outstanding shares at December 31, 2015 and 68,801 shares at December 31, 2014	69,197	68,801
Capital contributed in excess of par	1,476,397	1,474,183
Accumulated other comprehensive loss	(4,193)	(6,002)
Distributions in excess of net income	(912,221)	(721,605)
Total equity – Pennsylvania Real Estate Investment Trust	629,261	815,458
Noncontrolling interest	155,369	29,279
Total equity	784,630	844,737
Total liabilities and equity	$2,806,516	$2,539,703

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
REVENUE:
Real estate revenue:
Base rent	$271,957	$278,896	$283,074
Expense reimbursements	125,505	126,925	126,909
Percentage rent	5,724	5,124	5,732
Lease termination revenue	2,014	2,250	1,565
Other real estate revenue	14,997	13,401	14,448
Total real estate revenue	420,197	426,596	431,728
Other income	5,214	6,107	6,950
Total revenue	425,411	432,703	438,678
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(133,912)	(140,662)	(142,684)
Utilities	(19,674)	(23,993)	(22,028)
Other	(16,461)	(15,772)	(17,567)
Total property operating expenses	(170,047)	(180,427)	(182,279)
Depreciation and amortization	(142,647)	(144,304)	(140,880)
General and administrative expenses	(34,836)	(35,518)	(36,975)
Provision for employee separation expense	(2,087)	(4,961)	(2,314)
Acquisition costs and other expenses	(6,108)	(4,937)	(1,422)
Total operating expenses	(355,725)	(370,147)	(363,870)
Interest expense, net	(81,096)	(82,165)	(98,731)
Impairment of assets	(140,318)	(19,695)	(6,304)
Total expenses	(577,139)	(472,007)	(468,905)
Loss before equity in income of partnerships, gains on sales of real estate and discontinued operations	(151,728)	(39,304)	(30,227)
Equity in income of partnerships	9,540	10,569	9,778
Gains on sales of interests in real estate, net	12,362	12,699	—
Gains on sales of non-operating real estate	259	1,774	—
Loss from continuing operations	(129,567)	(14,262)	(20,449)
Discontinued operations:
Operating results from discontinued operations	—	—	2,812
Impairment of assets of discontinued operations	—	—	(23,662)
Gains on sales of discontinued operations	—	—	78,512
Income from discontinued operations	—	—	57,662
Net (loss) income	(129,567)	(14,262)	37,213
Less: net loss (income) attributed to noncontrolling interest	12,884	432	(1,354)
Net (loss) income attributable to PREIT	(116,683)	(13,830)	35,859
Less: preferred share dividends	(15,848)	(15,848)	(15,848)
Net (loss) income attributable to PREIT common shareholders	$(132,531)	$(29,678)	$20,011

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2015	2014	2013
Loss from continuing operations	$(129,567)	$(14,262)	$(20,449)
Preferred dividends	(15,848)	(15,848)	(15,848)
Noncontrolling interest in continuing operations	12,884	432	729
Dividends on restricted shares	(315)	(380)	(439)
Loss from continuing operations used to calculate earnings per share – basic and diluted	$(132,846)	$(30,058)	$(36,007)
Income from discontinued operations	$—	$—	$57,662
Noncontrolling interest in discontinued operations	—	—	(2,083)
Income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$—	$55,579

Basic and diluted (loss) earnings per share:
Loss from continuing operations	$(1.93)	$(0.44)	$(0.56)
Income from discontinued operations	—	—	0.87
Basic and diluted (loss) earnings per share	$(1.93)	$(0.44)	$0.31

(in thousands of shares)
Weighted average shares outstanding – basic	68,740	68,217	63,662
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	68,740	68,217	63,662

(1)
For the years ended December 31, 2015, 2014 and 2013, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 485, 696 and 876 for the years ended December 31, 2015, 2014 and 2013, respectively, is excluded from the calculation of diluted (loss) earnings per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Comprehensive (loss) income:
Net (loss) income	$(129,567)	$(14,262)	$37,213
Unrealized gain (loss) on derivatives	690	(2,270)	9,647
Amortization of losses on settled swaps, net of gains	1,337	2,924	5,069
Total comprehensive (loss) income	(127,540)	(13,608)	51,929
Less: Comprehensive loss (income) attributable to noncontrolling interest	12,666	413	(1,840)
Comprehensive (loss) income attributable to PREIT	$(114,874)	$(13,195)	$50,089

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2015, 2014 and 2013

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
January 1, 2013	$713,229	$46	$35	$56,331	$1,247,730	$(20,867)	$(608,634)	$38,588
Net income	37,213	—	—	—	—	—	35,859	1,354
Other comprehensive income	14,716	—	—	—	—	14,230	—	486
Shares issues in 2013 public common offering, net	220,511	—	—	11,500	209,011
Shares issued upon redemption of Operating Partnership Units	—	—	—	172	2,372	—	—	(2,544)
Shares issued under employee compensation plans, net of shares retired	566	—	—	290	276	—	—	—
Amortization of deferred compensation	8,071	—	—	—	8,071	—	—	—
Dividends paid to common shareholders ($0.74 per share)	(48,315)	—	—	—	—	—	(48,315)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,488)	—	—	—	—	—	(9,488)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.74 per unit)	(1,626)	—	—	—	—	—	—	(1,626)
Amortization of historic tax credit	(1,810)	—	—	—	—	—	—	(1,810)
Other distributions to noncontrolling interest, net	(254)	—	—	—	—	—	—	(254)
Balance December 31, 2013	926,452	46	35	68,293	1,467,460	(6,637)	(636,939)	34,194
Net loss	(14,262)	—	—	—	—	—	(13,830)	(432)
Other comprehensive income	654	—	—	—	—	635	—	19
Shares issued upon redemption of Operating Partnership Units	—	—	—	7	131	—	—	(138)
Shares issued under employee compensation plan, net of shares retired	(1,362)	—	—	501	(1,863)	—	—	—
Amortization of deferred compensation	8,455	—	—	—	8,455	—	—	—
Dividends paid to common shareholders ($0.80 per share)	(54,988)	—	—	—	—	—	(54,988)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.80 per unit)	(1,703)	—	—	—	—	—	—	(1,703)
Amortization of historic tax credit	(581)	—	—	—	—	—	—	(581)
Other distributions to noncontrolling interest, net	(2,080)	—	—	—	—	—	—	(2,080)
Balance December 31, 2014	844,737	46	35	68,801	1,474,183	(6,002)	(721,605)	29,279
Net loss	(129,567)	—	—	—	—	—	(116,683)	(12,884)
Other comprehensive income	2,027	—	—	—	—	1,809	—	218
Shares issued upon redemption of Operating Partnership Units	—	—	—	34	675	—	—	(709)
Shares issued under employee compensation plan, net of shares retired	(4,383)	—	—	362	(4,745)	—	—	—
Amortization of deferred compensation	6,284	—	—	—	6,284	—	—	—
Dividends paid to common shareholders ($0.84 per share)	(58,085)	—	—	—	—	—	(58,085)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(5,703)	—	—	—	—	—	—	(5,703)
Operating partnership units issued in connection with Springfield Town Center	145,188	—	—	—	—	—	—	145,188
Other distributions to noncontrolling interest, net	(20)	—	—		—	—	—	(20)
Balance December 31, 2015	$784,630	$46	$35	$69,197	$1,476,397	$(4,193)	$(912,221)	$155,369
See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(129,567)	$(14,262)	$37,213
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	132,347	135,095	133,162
Amortization	12,907	9,505	12,903
Straight-line rent adjustments	(1,874)	(1,467)	(1,425)
Provision for doubtful accounts	2,510	1,566	1,656
Amortization of deferred compensation	6,284	8,455	8,071
Loss on hedge ineffectiveness	512	1,761	3,409
Gain on sales of interests in real estate, non operating real estate and discontinued operations, net	(12,621)	(14,473)	(78,512)
Equity in income of partnerships in excess of distributions	(2,312)	(1,675)	(2,713)
Amortization of historic tax credits	(1,589)	(2,508)	(2,494)
Impairment of assets and expensed project costs	140,790	20,187	30,775
Change in assets and liabilities:
Net change in other assets	5,337	3,921	(7,779)
Net change in other liabilities	(17,063)	(1,030)	1,953
Net cash provided by operating activities	135,661	145,075	136,219
Cash flows from investing activities:
Cash proceeds from sales of real estate investments	52,956	190,442	181,644
Investments in consolidated real estate acquisitions	(319,986)	(20,000)	(60,879)
Additions to construction in progress	(30,684)	(41,512)	(36,456)
Investments in real estate improvements	(52,790)	(71,346)	(44,785)
Additions to leasehold improvements	(486)	(1,656)	(2,062)
Investments in partnerships	(25,046)	(19,184)	(250)
Capitalized leasing costs	(6,255)	(5,446)	(5,261)
Increase in cash escrows	(1,996)	(2,369)	(2,682)
Cash distributions from partnerships in excess of equity in income	5,188	2,721	1,472
Net cash (used in) provided by investing activities	(379,099)	31,650	30,741
Cash flows from financing activities:
Borrowings from (repayments of) term loans	120,000	130,000	(182,000)
Net borrowings from (repayments of) revolving facilities	215,000	(130,000)	130,000
Proceeds from mortgage loans	272,044	—	154,692
Repayment of mortgage loans	(272,650)	(76,784)	(403,691)
Principal installments on mortgage loans	(20,761)	(17,919)	(16,973)
Payment of deferred financing costs	(3,754)	(1,918)	(4,035)
Net proceeds from issuance of common shares in public offering	—	—	220,511
Common shares issued	1,393	3,270	2,983
Dividends paid to common shareholders	(58,085)	(54,988)	(48,315)
Dividends paid to preferred shareholders	(15,848)	(15,848)	(15,849)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(5,703)	(1,703)	(1,626)
Value of shares issued under equity incentive plans, net of shares retired	(5,776)	(4,632)	(2,417)
Net cash provided by (used in) financing activities	225,860	(170,522)	(166,720)
Net change in cash and cash equivalents	(17,578)	6,203	240
Cash and cash equivalents, beginning of year	40,433	34,230	33,990
Cash and cash equivalents, end of year	$22,855	$40,433	$34,230

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2015, our portfolio consisted of a total of 33 properties located in 11 states and operating in 10 states, including 25 shopping malls, four other retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East (the “Gallery”) into the Fashion Outlets of Philadelphia), and one is classified as “other.” In 2015, we acquired Springfield Town Center in Springfield, Virginia and we sold two of our wholly owned mall properties and our investment in one of our partnerships that was classified as “other retail.” The above property counts do not include Gadsden Mall in Gadsden, Alabama, Lycoming Mall in Pennsdale, Pennsylvania, New River Valley Mall in Christiansburg, Virginia, Palmer Park Mall in Easton, Pennsylvania, Wiregrass Commons Mall in Dothan, Alabama and two street retail properties in Philadelphia, Pennsylvania because these properties have been classified as “held for sale” as of December 31, 2015. Palmer Park Mall was sold in February 2016.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2015, held an 89.2% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the Operating Partnership’s partnership agreement, each of its limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2015, the total amount that would have been distributed would have been $182.4 million, which is calculated using our December 31, 2015 closing share price on the New York Stock Exchange of $21.87 multiplied by the number of outstanding OP Units held by limited partners, which was 8,338,299 as of December 31, 2015.
We provide management, leasing and real estate development services through two of our subsidiaries: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties owned by partnerships in which we own an interest, and properties that are owned by third parties in which we do not have an interest. PREIT Services and PRI are consolidated. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer additional services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.
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

Out of Period Adjustment
As further discussed in Note 2, in 2015, we recorded impairments of assets totaling $63.9 million on Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall. Of the total impairment amount, $36.6 million was recorded in the fourth quarter of 2015. This amount included $6.2 million that we determined should have been recorded in the second quarter of 2015, in connection with the initial impairment charge. After evaluating the quantitative and qualitative effects of this adjustment, we have concluded that there is no material effect on any period currently or previously presented.

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2015, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting in the consolidated statements of operations in the caption entitled “Equity in income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the consolidated balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

We hold legal title to properties owned by three of our unconsolidated partnerships through tenancy in common arrangements. For each of these properties, such legal title is held by us and another person or persons, and each has an undivided interest in title to the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from the properties appear under the caption “Investments in partnerships, at equity.”

For further information regarding our unconsolidated partnerships, see note 3 to our consolidated financial statements.
Statements of Cash Flows
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash and cash equivalents totaled $22.9 million and $40.4 million, respectively, and included tenant security deposits of $3.7 million and $3.5 million, respectively. Cash paid for interest, including interest related to discontinued operations in 2013, was $76.5 million, $76.6 million and $94.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, net of amounts capitalized of $1.9 million, $0.6 million and $0.9 million, respectively.
Significant Non-Cash Transactions

In connection with our acquisition of Springfield Town Center in March 2015, we issued 6,250,000 OP Units with a value of $145.2 million as partial consideration for the purchase.

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania into the Fashion Outlets of Philadelphia (the “Fashion Outlets of Philadelphia”). We

contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us. In connection with the transaction, we reclassified the retained assets of the Fashion Outlets of Philadelphia of approximately $106.9 million from Operating Properties to the line item “Investments in partnerships, at equity.”

In our statement of cash flows, we show cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $310.0 million, $140.0 million and $512.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate repayments were $245.0 million, $270.0 million and $382.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued construction costs decreased by $1.6 million in the year ended December 31, 2015, decreased by $2.0 million in the year ended December 31, 2014 and increased by $2.4 million in the year ended December 31, 2013, representing non-cash changes in construction in progress.
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

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent (recorded on a straight-line basis), percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.0 million, $1.5 million and $1.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2015 and 2014 were $22.4 million and $23.7 million, respectively.
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
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2015 and 2014, our tenant accounts receivable included accrued income of $3.2 million and $3.4 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.
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
Financial Instruments
Carrying amounts reported on the consolidated balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2013 Revolving Facility approximate fair value due to the short-term nature of these instruments. Most of our variable rate debt is subject to interest rate derivative instruments that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.
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
In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2013 ranged from 6.25% to 12.0%, in 2014 ranged from 5.25% to 12.5% and in 2015 ranged from 4.5% to 15.5%. As further detailed in note 2, in 2015, 2014 and 2013, as a result of our analysis, we determined that seven, three and two properties, respectively, had incurred impairment of assets.

Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.
An other-than-temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income.
We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2015. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider qualitative factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.
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

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2015 and 2014 included $5.2 million and $5.7 million, respectively, (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.
Changes in the carrying amount of goodwill for the three years ended December 31, 2015 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Total
Balance, January 1, 2013	$8,229	$(1,073)	$7,156
Goodwill divested	(1,494)	—	(1,494)
Balance, December 31, 2013	6,735	(1,073)	5,662
Changes to goodwill	—	—	—
Balance, December 31, 2014	6,735	(1,073)	5,662
Goodwill divested	(137)	—	(137)
Goodwill impaired	(276)	—	(276)
Balance, December 31, 2015	$6,322	$(1,073)	$5,249
In 2015, we recognized an impairment loss of goodwill of $0.3 million in connection with the impairment review of Palmer Park Mall, as further described in note 2. We also divested goodwill of $0.1 million in connection with the sale of Springfield Park. In 2013, we divested goodwill of $0.7 million and $0.8 million in connection with the sales of Paxton Towne Centre and Christiana Center, respectively (see note 2).
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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.
The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2015 and 2014:

(in thousands of dollars)	As of December 31, 2015	As of December 31, 2014
Value of in-place lease intangibles	$16,788	$699
Above-market lease intangibles	211	91
Subtotal	16,999	790
Goodwill	5,249	5,662
Total intangible assets	$22,248	$6,452
Below-market lease intangibles	$(1,072)	$(2,045)

Net amortization of in-place lease intangibles was $1.9 million, $1.6 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Net amortization of above-market and below-market lease intangibles increased revenue by $0.3 million, $1.0 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net
2016	2,129	(74)
2017	1,931	(100)
2018	1,863	(86)
2019	1,825	(105)
2020	1,779	(124)
2021 and thereafter	7,261	(372)
Total	$16,788	$(861)
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

We capitalize payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, other expenses related to the acquisition are recorded to acquisition costs and other expenses. When it is probable that the property will not be acquired, capitalized pre-acquisition costs are charged to expense.
We capitalize salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Development/Redevelopment:
Salaries and benefits	$1,001	$1,162	$1,059
Real estate taxes	$4	$4	$4
Interest	$1,883	$604	$874
Leasing:
Salaries, commissions and benefits	$6,255	$5,446	$5,261
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
The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate as of December 31, 2015 and 2014:

(in millions of dollars)	As of December 31, 2015	As of December 31, 2014
Aggregate cost basis for federal income tax purposes	$3,662.8	$3,340.2
Aggregate depreciated basis for federal income tax purposes	$2,660.7	$2,362.2
We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2015, 2014 and 2013, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Ordinary income	$—	$0.11	$—
Non-dividend distributions	0.84	0.69	0.74
	$0.84	$0.80	$0.74
The per share distributions paid to Series A preferred shareholders and Series B preferred shareholders had the following components for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Series A Preferred Share Dividends
Ordinary income	$—	$2.06	$1.96
Non-dividend distributions	2.06	—	0.10
	$2.06	$2.06	$2.06

Series B Preferred Share Dividends
Ordinary income	$—	$1.84	$1.75
Non-dividend distributions	1.84	—	0.09
	$1.84	$1.84	$1.84
We follow accounting requirements that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more likely than not” recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely to be realized upon settlement to determine the amount of benefit to recognize in the consolidated financial statements.
PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2015, 2014 and 2013. We had net deferred tax assets of $25.6 million and $22.7 million for the years ended December 31, 2015 and 2014, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined in a manner that approximates the effective interest method in the case of costs associated with mortgage loans, or on a straight line basis in the case of costs associated with our 2013 Revolving Facility and Term Loans (see note 4).
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

Derivative financial instruments are recorded on the consolidated balance sheet as assets or liabilities based on the fair value of the instrument. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting. If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2015, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation—Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”)

consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way we assesses some of these characteristics. The new standard is effective on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2015 and 2014 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2015	2014
Buildings, improvements and construction in progress	$2,847,986	$2,843,326
Land, including land held for development	519,903	442,078
Total investments in real estate	3,367,889	3,285,404
Accumulated depreciation	(1,015,647)	(1,061,051)
Net investments in real estate	$2,352,242	$2,224,353
Impairment of Assets
During the years ended December 31, 2015, 2014, and 2013, we recorded asset impairment losses of $140.3 million, $19.7 million and $30.0 million, respectively. Such impairment losses are recorded in “Impairment of assets” for the years ended 2015 and 2014. In 2013, such impairment losses are recorded either to “Impairment of assets” or “Impairment of assets of discontinued operations” based upon the classification of the property in the consolidated statements of operations. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	$63,904	$—	$—
Voorhees Town Center	39,242	—	—
Lycoming Mall	28,345	—	—
Uniontown Mall	7,394	—	—
Palmer Park Mall	1,383	—	—
Nittany Mall	—	15,495	—
North Hanover Mall	—	2,900	6,304
South Mall	—	1,300	—
Chambersburg Mall(1)	—	—	23,662
Other	50	—	—
Total Impairment of Assets	$140,318	$19,695	$29,966
(1) Impairment of assets of this property is recorded in discontinued operations for 2013.

Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall

In 2015, we recorded aggregate losses on impairment of assets on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $63.9 million in connection with negotiations with a prospective buyer of the properties. The negotiations with this prospective buyer of the properties are ongoing, and could result in additional changes to our underlying assumptions. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties and subsequent further negotiations, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets.

Voorhees Town Center

In 2015, we recorded a loss on impairment of assets on Voorhees Town Center in Voorhees, New Jersey of $39.2 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Voorhees Town Center were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold this property in October 2015.

Lycoming Mall

In 2015, we recorded aggregate losses on impairment of assets on Lycoming Mall in Pennsdale, Pennsylvania of $28.3 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the initial purchase and sale agreement with the prospective buyer of the property, which has since been terminated, as well as the current purchase and sale agreement, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Lycoming Mall were less than the carrying value of the property, and recorded a loss on impairment of assets.

Uniontown Mall

In 2015, we recorded aggregate losses on impairment of assets on Uniontown Mall in Uniontown, Pennsylvania of $7.4 million. In connection with negotiations with the buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We sold the property in August 2015.

Palmer Park Mall

In 2015, we recorded a losses on impairment of assets on Palmer Park Mall in Easton, Pennsylvania of $1.4 million. In connection with negotiations with the prospective buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Palmer Park Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold the property in February 2016.

Nittany Mall

In 2014, we recorded an aggregate loss on impairment of assets at Nittany Mall of $15.5 million after entering into negotiations with a prospective buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets when we sold the property in September 2014.
North Hanover Mall

In 2014, we recorded an aggregate loss on impairment of assets at North Hanover Mall of $2.9 million after entering into negotiations with a prospective buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We previously recognized losses on impairment of assets on North Hanover Mall of $6.3 million in 2013 and $24.1 million in 2011. We sold the property in September 2014.

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
Discontinued Operations

In 2014, we adopted new accounting requirements pertaining to the reporting of discontinued operations such that the results of operations of properties sold are now recorded in continuing operations.
We have presented as discontinued operations the operating results of Phillipsburg Mall, Orlando Fashion Square, Chambersburg Mall, Paxton Towne Centre, Christiana Center and Commons at Magnolia, which are properties that were sold in 2013, prior to the adoption of the new accounting requirements.
The following table summarizes revenue and expense information for the year ended December 31, 2013 for our discontinued operations:

For the year ended December 31, 2013
(in thousands of dollars)
Real estate revenue	$10,014
Expenses:
Property operating expenses	(4,288)
Depreciation and amortization	(1,161)
Interest expense	(1,753)
Total expenses	(7,202)
Operating results from discontinued operations	2,812
Impairment of assets of discontinued operations	(23,662)
Gains on sales of discontinued operations	78,512
Income from discontinued operations	$57,662

Acquisitions

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $8.6 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. The table below sets forth our allocation of the purchase price:

(in thousands of dollars)
Land	$119,912
Building	299,012
Common area improvements	16,776
Site improvements and tenant improvements	35,565
Intangible assets (liabilities):
In-place lease value	18,123
Above market lease value	260
Below market lease value	(393)
Above market ground lease value (as lessor)	(5,882)
Deferred and other assets	3,231
Total	$486,604

In April 2013, we acquired a building located contiguous to The Gallery at Market East (“The Gallery”) for $59.6 million, representing a capitalization rate of approximately 5.7%.

Dispositions
The table below presents our dispositions since January 1, 2013:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2016 Activity:
February	Palmer Park Mall, Easton, PA	Mall(1)	13.6%	$18.0	$—

2015 Activity:
August	Uniontown Mall, Uniontown, PA	Mall(1)	17.5%	23.0	—
October	Voorhees Town Center, Voorhees, NJ	Mall(1)	10.3%	13.4	—

2014 Activity:
June	South Mall Allentown, Pennsylvania	Mall	10.1%	23.6	0.2
July	The Gallery at Market East Philadelphia, PA	Mall (50% interest)(2)	5.1%	106.8	(0.6)
September	North Hanover Mall, Hanover, Pennsylvania and Nittany Mall State College, Pennsylvania	Two malls (single combined transaction)	North Hanover Mall 11.0% Nittany Mall 16.2%	32.3	(0.1)
2013 Activity:
January	Phillipsburg Mall, Phillipsburg, New Jersey	Mall(3)	9.8%	11.5	—
	Paxton Towne Centre, Harrisburg, Pennsylvania	Power center(4)(5)	6.9%	76.8	32.7
February	Orlando Fashion Square, Orlando, Florida	Mall(6)	9.8%	35.0	0.7
September	Commons at Magnolia, Florence, South Carolina	Strip center(7)	8.9%	12.3	4.3
	Christiana Center, Newark, Delaware	Power center(4)(7)(8)	6.5%	75.0	40.8
November	Chambersburg Mall, Chambersburg, Pennsylvania	Mall(1)	NM(9)	8.5	—

(1)	We used the proceeds from the sale of this property for general corporate purposes.

(2)
We entered into a 50/50 joint venture with Macerich to redevelop The Gallery into the Fashion Outlets of Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. Net proceeds after closing costs from the sale of the interests were $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of The Gallery, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes.

(3)	We used proceeds of $11.5 million plus $4.5 million of available working capital to pay for the release of the lien on this property, which secured a portion of our former credit facility.

(4)	We divested goodwill of $0.7 million and $0.8 million in connection with the dispositions of Paxton Towne Centre and Christiana Center, respectively.

(5)	We used proceeds from the sale of this property to repay the $50.0 million mortgage loan secured by the property.

(6)	We used proceeds of $35.0 million plus a nominal amount of available working capital to pay for the release of the lien on this property, which secured a portion of our former credit facility.

(7)
We used combined proceeds from the sales of these properties to repay $35.0 million of amounts outstanding under our 2013 Revolving Facility and we used the remaining proceeds for general corporate purposes.

(8)	The buyer of this property assumed the $49.2 million mortgage loan secured by this property.

(9)	The capitalization rate was not meaningful in the context of this transaction.
Dispositions – Other Activity

In 2016, we sold an outparcel for $2.0 million. No gain or loss was recorded in connection with this sale.

In 2015, we sold several outparcels for an aggregate sales price of $5.1 million. We recorded net gains on sales of real estate of $0.6 million on these transactions.

In 2014, we sold an anchor pad, outparcels and undeveloped land for an aggregate sales price of $9.9 million. We recorded net gains on sales of interests in real estate of $0.7 million and a net gain on sales on non operating real estate of $1.8 million on these transactions.

In 2013, we sold a condominium interest in connection with a ground lease located at Voorhees Town Center in
Voorhees, New Jersey for $10.5 million. No gain or loss was recorded in connection with this sale.

Development Activities
As of December 31, 2015 and 2014, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2015 and 2014:

	As of December 31,
(in millions of dollars)	2015	2014
Construction in progress	$64.0	$60.5
Land held for development	6.4	8.7
Deferred costs and other assets	2.3	1.3
Total capitalized construction and development activities	$72.7	$70.5
As of December 31, 2015, we had $0.1 million of refundable deposits on land and building purchase contracts.

3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2015 and 2014:

	As of December 31,
(in thousands of dollars)	2015	2014
ASSETS:
Investments in real estate, at cost:
Retail properties	$636,774	$654,024
Construction in progress	126,199	41,919
Total investments in real estate	762,973	695,943
Accumulated depreciation	(186,580)	(190,100)
Net investments in real estate	576,393	505,843
Cash and cash equivalents	37,362	15,229
Deferred costs and other assets, net	41,770	37,274
Total assets	655,525	558,346
LIABILITIES AND PARTNERS’ EQUITY:
Mortgage loans	442,330	383,190
Other liabilities	30,425	34,314
Total liabilities	472,755	417,504
Net equity	182,770	140,842
Partners’ share	95,165	74,663
Company’s share	87,605	66,179
Excess investment(1)	7,877	8,747
Net investments and advances	$95,482	$74,926

Investment in partnerships, at equity	$161,029	$140,882
Distributions in excess of partnership investments	(65,547)	(65,956)
Net investments and advances	$95,482	$74,926

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
Real estate revenue	$105,813	$95,643	$81,020
Expenses:
Property operating expenses	(39,134)	(32,992)	(24,104)
Interest expense	(21,021)	(21,805)	(22,228)
Depreciation and amortization	(25,718)	(19,521)	(14,401)
Total expenses	(85,873)	(74,318)	(60,733)
Net income	19,940	21,325	20,287
Less: Partners’ share	(10,128)	(10,637)	(10,096)
Company’s share	9,812	10,688	10,191
Amortization of excess investment	(272)	(119)	(413)
Equity in income of partnerships	$9,540	$10,569	$9,778

Acquisitions

In June 2014, we contributed $3.2 million, representing a 25% interest, to the partnership that was developing Gloucester Premium Outlets in Gloucester Township, New Jersey, which opened in August 2015. The partnership used our and our partners’ contribution to purchase the land on which the property was developed.

Dispositions

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center in Springfield, Pennsylvania for $20.2 million, representing a capitalization rate of 7.0%, and recognized a gain of $12.0 million. In connection with our interest in the property, we had an ongoing obligation to sublet approximately 10,100 square feet of space of a tenant at the property, which we transferred as part of the transaction. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer of our interests. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 10 regarding the related party aspect of this transaction.
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
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop The Gallery. The results of operations of The Gallery have been recorded as an equity method investment after the July 29, 2014 transaction with Macerich.

Financing Activity of Unconsolidated Properties
Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2025. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.45% to 5.88% and had a weighted average interest rate of 5.32% at December 31, 2015. The variable interest rate mortgage loans have interest rates that range from 1.79% to 2.94% and had a weighted average interest rate of 1.97% at December 31, 2015. The weighted average interest rate of all partnership mortgage loans was 4.96% at December 31, 2015. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2016	$3,313	$—	$3,313	$6,675
2017	3,461	3,283	6,744	15,157
2018	3,591	18,232	21,823	80,110
2019	3,789	—	3,789	7,577
2020	3,212	58,519	61,731	123,462
2021 and thereafter	6,713	97,961	104,674	209,349
	$24,079	$177,995	$202,074	$442,330

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which met the definition of a significant unconsolidated subsidiary in the years ended December 31, 2014 and 2013. The mortgage loan associated with the property is included in the amounts above. Summarized financial information as of or for the years ended December 31, 2014 and 2013 for this property, which is accounted for by the equity method, is as follows:

	As of or for the years ended December 31,
(in thousands of dollars)	2014	2013
Total assets	$51,703	$55,592
Mortgage payable	131,394	133,542
Revenue	36,605	35,628
Property operating expenses	10,027	9,817
Interest expense	7,839	7,962
Net income	14,932	14,515
PREIT’s share of equity in income of partnership	7,466	7,258

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by the unconsolidated properties entered into since January 1, 2014:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
September	Springfield Mall(1)	$65.0	Fixed 4.45%	September 2025

2014 Activity:
December	Gloucester Premium Outlets(2)	72.9	LIBOR plus 1.50%	June 2018

(1)	The proceeds were used to repay the existing $61.7 million mortgage loan plus accrued interest. We received $1.0 million of proceeds as a distribution in connection with the financing.

(2)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan and completed the project in 2015. The construction mortgage loan has a maximum availability of $90.0 million, of which $71.3 million and $1.6 million was borrowed during 2015 and 2014, respectively, and $17.1 million was available as of December 31, 2015 (subject to submission of required documentation). Our interest in the unconsolidated entity is 25%.

4. FINANCING ACTIVITY
Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of December 31, 2015, the Company had borrowed $400.0 million under the Term Loans and $65.0 million under the 2013 Revolving Facility (with $7.9 million pledged as collateral for a letter of credit at December 31, 2015; the Company pledged an additional letter of credit for $7.4 million in January 2016). Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to the Company as of December 31, 2015 was $301.0 million.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2015, 2014 and 2013 was as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2015	2014	2013
2013 Revolving Facility:
Interest expense	$2,914	$1,523	$2,506
Deferred financing amortization	1,187	1,430	1,113
Accelerated financing fee	193	—	—

Term Loans:
Interest expense	8,965	4,681	N/A
Deferred financing amortization	396	297	N/A
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

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is June 26, 2018, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively.

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

The 2013 Revolving Facility contains certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

Term Loans

2015 5-Year Term Loan

In June 2015, the Borrower entered into a five year term loan agreement (the “2015 5-Year Term Loan”) with Wells Fargo Bank, National Association, PNC Bank, National Association and the other financial institutions signatory thereto, for a $150.0 million senior unsecured five year term loan facility. The maturity date of the 2015 5-Year Term Loan is June 2020. At closing, the Borrower borrowed the entire $150.0 million under the 2015 5-Year Term Loan, and used the proceeds to repay $150.0 million of the then outstanding balance under the Borrower’s 2013 Revolving Facility.

The 2015 5-Year Term Loan contains certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

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

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 Term Loans, through an accordion option (subject to certain conditions), in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders. The 2014 5-Year Term Loan may be increased from $150.0 million to as much as $300.0 million, and the 2014 7-Year Term Loan may be increased from $100.0 million to as much as $200.0 million.

The 2014 Term Loans contain certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below in the section entitled “—Identical covenants and common provisions contained in the Credit Agreements.”

Identical covenants and common provisions contained in the Credit Agreements

Amounts borrowed under the Credit Agreements bear interest at the rate specified below per annum, depending on PREIT’s leverage, in excess of LIBOR, unless and until the Borrower receives an investment grade credit rating and provides notice to the Administrative Agent (the “Rating Date”), after which alternative rates would apply. In determining PREIT’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property. The 2013 Revolving Facility is subject to a facility fee, which is currently 0.25%, depending on leverage, and is recorded in interest expense in the consolidated statements of operations. In the event that we seek and obtain an investment grade credit rating, alternative interest rates and facility fees would apply.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		2014 7-Year Term Loan		2014 5-Year Term Loan		2015 5-Year Term Loan
1	Less than 0.450 to 1.00	1.20%		1.80%		1.35%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		1.95%		1.45%		1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	(1)	2.15%	(1)	1.60%	(1)	1.60%	(1)
4	Equal to or greater than 0.550 to 1.00	1.55%		2.35%		1.90%		1.90%

(1) The rate in effect at December 31, 2015.

The Borrower may prepay any of the Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. The Borrower must repay the entire principal amount outstanding under the 2013 Revolving Facility at the end of its term, as the term may be extended. The payment of the 2014 7-Year Term Loan prior to its maturity is subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings and a declining prepayment penalty ranging from 3% from closing to one year after closing, to 2% from one year after closing to two years after closing, to 1% from two years after closing to three years after closing, and without penalty thereafter.

The Credit Agreements contain certain affirmative and negative covenants that are identical, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than 75% of the Company’s tangible net worth on December 31, 2012, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2012; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1, for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1 (4) minimum Unencumbered Debt Yield of 11.0%; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; (7) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (9) maximum Mortgages in favor of the Borrower or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (10) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) not in excess of 10.0% of Gross Asset Value; (11) maximum Investments in Consolidation Exempt Entities not in excess of 25.0% of Gross Asset Value; (12) maximum Projects Under Development not in excess of 15.0% of Gross Asset Value; (13) the aggregate value of the Investments and the other items subject to the preceding clauses (7) through (9) and (11) and (12) not in excess of 35.0% of Gross Asset Value; (14) Distributions may not exceed (A) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (B) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations and (ii) 110% of REIT taxable income for a fiscal year; and (15) PREIT may not permit the amount of the Gross Asset Value attributable to assets directly owned by PREIT, PREIT Associates, PRI and the guarantors to be less than 95% of Gross Asset Value excluding assets owned by Excluded Subsidiaries or Unconsolidated Affiliates.

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of December 31, 2015, the Borrower was in compliance with all such financial covenants.

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

Mortgage Loans
Our mortgage loans, which are secured by 15 of our consolidated and held for sale properties, are due in installments over various terms extending to the year 2025.  Eleven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.66% at December 31, 2015. Four of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.94% at December 31, 2015. The weighted average interest rate of all consolidated mortgage loans was 4.44% at December 31, 2015. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2015:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2016	$15,989	$219,480	$235,469
2017	16,244	150,000	166,244
2018	16,952	116,469	133,421
2019	17,692	—	17,692
2020	18,090	27,161	45,251
2021 and thereafter	52,034	675,384	727,418
	$137,001	$1,188,494	$1,325,495
The estimated fair values of our consolidated mortgage loans (excluding mortgage loans on held for sale properties) based on year-end interest rates and market conditions at December 31, 2015 and 2014 are as follows:

	2015		2014
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,325.5	$1,323.3	$1,407.9	$1,415.5
The mortgage loans contain various customary default provisions. As of December 31, 2015, we were not in default on any of the mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2013 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
March	Francis Scott Key Mall(1)(2)	$5.8	LIBOR plus 2.60%	March 2018
June	Patrick Henry Mall(3)	96.2	4.35% fixed	July 2025
September	Willow Grove Park Mall(4)	170.0	3.88% fixed	October 2025

2013 Activity:
February	Francis Scott Key Mall(1)(2)	62.6	LIBOR plus 2.60%	March 2018
February	Lycoming Mall(5)	35.5	LIBOR plus 2.75%	March 2018
February	Viewmont Mall(1)	48.0	LIBOR plus 2.60%	March 2018
March	Dartmouth Mall	67.0	3.97% fixed	April 2018
September	Logan Valley Mall(6)	51.0	LIBOR plus 2.10%	September 2014
December	Wyoming Valley Mall	78.0	5.17% fixed	December 2023

(1)	Interest only payments.

(2)	The mortgage loan was increased by $5.8 million in 2015.

(3)
We used the proceeds of the mortgage loan to repay the $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

(4)	We used the proceeds of the mortgage loan to repay the $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes.

(5)
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

(6)
The initial amount of the mortgage loan was $68.0 million. We repaid $5.0 million in September 2011 and $12.0 million in September 2013. We exercised our right under the loan in September 2013 to extend the maturity date to September 2014. We repaid the mortgage loan in July 2014.

Other Mortgage Loan Activity

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

5. EQUITY OFFERING

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
Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $3.6 million will be reclassified as an increase to interest expense in connection with derivatives.
Interest Rate Swaps
As of December 31, 2015, we had entered into 21 interest rate swap agreements with a weighted average interest swap rate of 1.49% on a notional amount of $521.7 million maturing on various dates through June 2020. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and do so on a quarterly basis. As of December 31, 2015, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the years ended December 31, 2015, 2014 and 2013, we recorded net losses on hedge ineffectiveness of $0.5 million, $1.8 million and $3.4 million, respectively.

Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting for the period from July 2014 to March 2015 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015 and $0.5 million for the period from July 2014 to

December 2014. Also, previously deferred losses in other comprehensive income for the period from July 2014 to March 2015 in the amount of $0.1 million related to these interest rate swaps were reclassified into interest expense in 2014. These swaps are scheduled to expire by their terms in January 2019.

Also, in the year ended December 31, 2014, we gave notice to the mortgage lender that we intended to repay the mortgage loan secured by Logan Valley Mall prior to its maturity, and in connection therewith, we recorded hedge ineffectiveness of $1.2 million. The notice of our intention to repay the mortgage loan made it probable that the hedged transaction identified in our original hedge documentation would not occur, we reclassified $1.2 million from accumulated other comprehensive loss to interest expense. We repaid the mortgage loan secured by Logan Valley Mall in July 2014.

In the year ended December 31, 2013, we recorded $2.9 million in net losses on hedge ineffectiveness relating to a forward starting swap that was cash settled in 2008 in connection with the May 2013 Jacksonville Mall mortgage loan repayment. The mortgage loan repayment made it probable that the hedged transaction identified in our original hedge documentation would not occur, and we therefore reclassified $2.9 million from accumulated other comprehensive income (loss) to interest expense, net. We also recorded $0.5 million in net losses on hedge ineffectiveness due to the accelerated amortization of $0.5 million in connection with the partial mortgage loan repayments at Logan Valley Mall.
Accumulated other comprehensive income (loss) as of December 31, 2015 includes a net loss of $2.0 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.
The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at December 31, 2015 and 2014. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at December 31, 2015(1)	Fair Value at December 31, 2014(1)	Interest Rate	Maturity Date
Interest Rate Swaps
$25.0	$(0.1)	$(0.2)	1.10%	July 31, 2016
28.1	(0.2)	(0.4)	1.38%	January 2, 2017
33.0	—	0.1	3.72%	December 1, 2017
7.6	—	—	1.00%	January 1, 2018
55.0	(0.1)	—	1.12%	January 1, 2018
48.0	(0.1)	—	1.12%	January 1, 2018
30.0	(0.5)	(0.4)	1.78%	January 2, 2019
20.0	(0.4)	(0.3)	1.78%	January 2, 2019
20.0	(0.3)	(0.3)	1.78%	January 2, 2019
20.0	(0.3)	(0.3)	1.79%	January 2, 2019
20.0	(0.3)	(0.3)	1.79%	January 2, 2019
20.0	(0.3)	(0.3)	1.79%	January 2, 2019
25.0	—	N/A	1.16%	January 2, 2019
25.0	—	N/A	1.16%	January 2, 2019
25.0	—	N/A	1.16%	January 2, 2019
20.0	—	N/A	1.16%	January 2, 2019
20.0	0.1	N/A	1.23%	June 26, 2020
20.0	0.2	N/A	1.23%	June 26, 2020
20.0	0.2	N/A	1.23%	June 26, 2020
20.0	0.2	N/A	1.23%	June 26, 2020
20.0	0.2	N/A	1.24%	June 26, 2020
	$(1.7)	$(2.4)

(1)
As of December 31, 2015 and December 31, 2014, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy and we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,			Consolidated Statements of Operations Location
	2015	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate products
(Loss) gain recognized in Other Comprehensive Income (Loss) on derivatives	$(2.4)	$(1.9)	$8.2	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	5.0	4.3	9.9	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(0.5)	(1.8)	(3.4)	Interest expense
Credit-Risk-Related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2015, we were not in default on any of our derivative obligations.
We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2015, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.7 million. If we had breached any of the default provisions in these agreements as of December 31, 2015, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $2.1 million. We had not breached any of these provisions as of December 31, 2015.
7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.1 million for each of the years ended December 31, 2015 and 2014, and $1.0 million for the year ended December 31, 2013.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2015, 2014 and 2013, approximately 25,000, 30,000 and 29,000 shares, respectively, were purchased for total consideration of $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded expense of $0.1 million in each of the years ended December 31, 2015, 2014 and 2013, related to the share purchase plan.

8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2015, we make share based compensation awards using our Second Amended and Restated 2003 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2012 (the “2003 Equity Incentive Plan”). Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.
For the years ended December 31, 2015, 2014 and 2013, we recorded aggregate compensation expense for share based awards of $6.3 million (including $0.2 million of accelerated amortization relating to employee separation), $8.5 million (including $1.5 million of accelerated amortization relating to employee separation) and $7.3 million, (including $0.7 million of accelerated amortization related to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For each of the years ended December 31, 2015, 2014 and 2013, we capitalized compensation costs related to share based awards of $0.2 million, $0.1 million, and $0.1 million, respectively
2003 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2003 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,158,149 as of December 31, 2015. The share based awards described in this footnote were all made under the 2003 Equity Incentive Plan.
Restricted Shares
The aggregate fair value of the restricted shares that we granted to our employees in 2015, 2014 and 2013 was $4.0 million, $4.3 million and $4.1 million, respectively. As of December 31, 2015, there was $7.9 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $6.0 million and $5.4 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2015 and changes during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	724,736	$14.81
Shares granted	253,920	18.54
Shares vested	(392,917)	13.74
Shares forfeited	(2,300)	16.41
December 31, 2013	583,439	$17.15
Shares granted	253,922	19.20
Shares vested	(374,213)	16.16
Shares forfeited	(25,099)	18.46
December 31, 2014	438,049	$19.11
Shares granted	195,255	23.38
Shares vested	(282,125)	17.12
Shares forfeited	(8,849)	21.32
December 31, 2015	342,330	$23.13

Restricted Shares Subject to Time Based Vesting
In 2015, 2014 and 2013, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 169,131, 225,978 and 222,664 restricted shares subject to time based vesting to our employees in 2015, 2014 and 2013, respectively. The weighted average grant date fair values of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $23.55 per share in 2015, $19.23 per share in 2014 and $18.29 per share in 2013. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.9 million (including $0.2 million of accelerated amortization relating to employee separation), $4.9 million (including $0.8 million of accelerated amortization relating to employee separation) and $4.3 million (including $0.5 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2015, 2014 and 2013, respectively.

On February 23, 2016, the Company granted 226,521 time-based restricted shares to employees with a grant date fair value of $4.2 million that vest over periods of two to three years in annual installments .

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows (including restricted shares issued in 2016):

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2016	$3,571
2017	2,693
2018	1,446
2019	176
Total	$7,886

Restricted Share Unit Programs
In 2015, 2014, 2013, 2012 and 2011, our Board of Trustees established the 2015-2017 RSU program, 2014-2016 RSU Program, the 2013-2015 RSU Program, the 2012-2014 RSU Program and the 2011-2013 RSU Program, respectively (the “RSU Programs”).
Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for applicable three year periods or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.
The aggregate fair values of the RSU awards in 2015, 2014 and 2013 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2015, 2014 and 2013 by grant date:

(in thousands of dollars, except per share data)	RSUs and assumptions by Grant Date
	February 24, 2015	February 26, 2014	February 27, 2013
RSUs granted	94,014	127,353	112,898
Aggregate fair value of shares granted in millions of dollars	$2.1	$2.2	$2.0
Weighted average fair value per share	$22.06	$17.56	$17.40
Volatility	25.3%	37.7%	44.7%
Risk free interest rate	0.97%	0.68%	0.36%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	1.221	1.492	1.472
Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $1.8 million (including $0.2 million of accelerated amortization relating to employee separation), $2.8 million (including $0.7 million of accelerated amortization relating to employee separation) and $2.3 million of compensation expense related to the RSU Programs for the years ended December 31, 2015, 2014 and 2013, respectively. We will record future aggregate compensation expense of $1.8 million related to the existing awards under the RSU Programs (not including the effect of the 2016 RSUs described below, the valuation for which has not yet been determined) .
For the years ended December 31, 2015, 2014, and 2013, the number of shares issued to employees resulting from the measurement of the 2013-2015 RSU program, 2012-2014 RSU Program, and the 2011-2013 RSU program were 134,733, 345,344, and 341,710, respectively.
On February 23, 2016, the Board of Trustees established the 2016-2018 RSU program, and the Company granted 125,447 RSUs to employees (the “2016 RSUs”). The 2016 RSUs have a three-year measurement period that ends on December 31, 2018 or a shorter period ending upon the change in control of the Company. The aggregate fair value of the 2016 RSUs will be determined during the first quarter of 2016.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. These annual awards are made under the 2003 Equity Incentive Plan. The aggregate fair value of the restricted shares that we granted to our non-employee trustees in 2015, 2014 and 2013 was $0.6 million, $0.5 million and $0.6 million, respectively. We recorded $0.6 million, $0.8 million and $0.8 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $0.2 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. This future compensation expense will be recognized over a weighted average period of 0.2 years. The total fair value of shares granted to non-employee trustees that vested was $1.1 million, $0.9 million, and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2016, we will record compensation expense of $0.2 million in connection with the vesting of existing non-employee trustee restricted share awards.

Options Outstanding
Options, when granted, are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. No options were granted to non-employee trustees in 2015 or 2014. In 2013, 5,000 options were granted to a newly-elected, non-employee trustee. In 2013, the Board of Trustees determined that it would no longer grant options to new non-employee trustees. The following table presents the changes in the number of options outstanding from January 1, 2013 through December 31, 2015:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2013	30,000	15,000	15,000
Options forfeited	$32.89	—	(15,000)
Options granted	$20.40	5,000	—
Options outstanding at December 31, 2013	20,000	20,000	—
Options forfeited	$34.55	(5,000)	—
Options outstanding at December 31, 2014	15,000	15,000	—
Options forfeited	$38.00	(5,000)	—
Options outstanding at December 31, 2015(1)	10,000	10,000	—
Outstanding exercisable and unexercisable options
Average exercise price per share	$16.63	$16.63	$—
Aggregate exercise price(2)	$166	$166	$—
Intrinsic value of options outstanding(2)	$52	$52	$—
Outstanding exercisable options at December 31, 2015
Options	6,250	6,250	—
Average exercise price per share	$15.88	$15.88	$—
Aggregate exercise price(2)	$99	$99	$—
Intrinsic value of options outstanding(2)	$37	$37	$—

(1)	The weighted average remaining contractual life of these outstanding options is 6.73 years (weighted average exercise price of $16.63 per share and an aggregate exercise price of $0.2 million).

(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2015:

	Options Outstanding as of December 31, 2015		Options Exercisable as of December 31, 2015
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)
$12.87-$18.99	5,000	$12.87	3,750	$12.87	6.3
$19.00-$28.99	5,000	$20.40	2,500	$20.40	7.3

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,
2016	$213,828
2017	182,959
2018	156,134
2019	129,624
2020	105,951
2021 and thereafter	340,020
$1,128,516
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at three of our properties (Crossroads Mall, Exton Square Mall and Springfield Town Center). Total amounts expensed relating to such leases were $2.5 million, $2.3 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. We account for ground rent and operating lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2016	$2,123	$651
2017	1,960	91
2018	1,785	74
2019	1,337	3
2020	6	3
2021 and thereafter	—	21
	$7,211	$843
10. RELATED PARTY TRANSACTIONS
General
In 2015, 2014 and 2013, we provided management, leasing and development services for eight properties owned by partnerships and other entities in which certain of our officers or current or former trustees or members of their immediate family and affiliated entities have indirect ownership interests. Effective December 31, 2015, our management services were terminated for five of these properties, and the services for one other property are expected to be terminated in 2016. Total revenue earned by PRI for such services was $0.8 million, $0.6 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Office Lease
We lease our principal executive offices from Bellevue Associates, an entity in which our Executive Chairman, Ronald Rubin, collectively with members of his immediate family and affiliated entities, owns approximately a 50% interest. Total rent expense under this lease was $1.3 million, $1.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Springfield Park Disposition

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

11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2015, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $31.8 million in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.
Employment Agreements
As of December 31, 2015, four officers of the Company had employment agreements with initial terms that range from one year to three years and that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2015 of $1.7 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation. Ronald Rubin’s employment will expire pursuant to its terms on June 7, 2016.
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

Other

In 2015 and 2014, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $2.1 million and $0.9 million of employee separation expense in 2015 and 2014, respectively.
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

Tax Protection Agreements
On January 22, 2008, PREIT, PREIT Associates, L.P., and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, Joseph Coradino and three other individuals regarding the acquisition of an office building located within the boundaries of PREIT’s Cherry Hill Mall. In connection with that agreement, PREIT and PREIT Associates agreed to provide tax protection to Ronald Rubin, Joseph Coradino and two other individuals resulting from the sale of the office building during the eight years following the initial closing, which was in February 2008.
In connection with the acquisition of Springfield Town Center on March 31, 2015, PREIT Associates, L.P. agreed to provide tax protection to Vornado Realty, L.P. ("VRLP") in the event of the future taxable sale or disposition of the property. The tax protection is in an amount equal to VRLP's pre-existing tax protection to Meshulam Riklis ("MR"), the original contributor of the property, plus documented out-of-pocket reasonable costs and expenses. Tax protection ends when VRLP's liability under the MR tax protection agreement ceases, which will be either (a) upon the death of MR or (b) upon the execution of an amendment releasing VRLP from any liability to MR in the event of a sale or disposition of the property.
There were no other tax protection agreements in effect as of December 31, 2015.
12. HISTORIC TAX CREDITS
Phase I
In the third quarter of 2009, we closed a transaction with a counterparty (the “Phase I Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase I Project”). The Phase I Counterparty contributed a total of $10.6 million of equity to the Phase I Project, and we recorded this contribution in “Noncontrolling interest.” In exchange for its contributions into the Phase I Project, the Phase I Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase I Project as a distribution. The Phase I Counterparty does not have a material interest in the underlying economics of the Phase I Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase I Counterparty’s ownership interest in the Phase I Project at a stated value of $1.6 million. During 2015, the counterparty elected to exercise its put option, and in October 2015, we paid $1.8 million to the Phase I Counterparty to repurchase its ownership interest in the Phase I Project.
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
The tax credits were subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue criteria. We recorded $1.8 million of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations in each of the third quarters of 2013 and 2014 representing the expiration of the fourth and fifth and final recapture periods, respectively. We also recorded $1.2 million of priority returns earned by the Phase I Counterparty during the third quarter of 2014. Of this amount, $1.0 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.
Phase II
In the second quarter of 2012, we closed a transaction with a Phase II Counterparty (the “Phase II Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Phase II Project”). The Phase II Project has two stages of development, Phase II(i) and Phase II(ii). The Phase II Counterparty contributed a total of $5.5 million of equity to the Phase II(i) project through December 31, 2013 and $5.8 million to the Phase II(ii) project through September 30, 2014, and we recorded these contributions in “Accrued expenses and other liabilities” as of December 31, 2014. In exchange for its contributions into the Phase II Project, the Phase II Counterparty received substantially all of the historic rehabilitation tax credits associated with the Phase II Project as a distribution. The Phase II Counterparty does not have a material interest in the underlying economics of the Phase II Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Phase II Counterparty’s ownership interest in the Phase II Project at a stated

value of $1.7 million. We believe that the put option will be exercised by the Phase II Counterparty, and an amount attributed to that option is included in the recorded balance of “Accrued expenses and other liabilities.”
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, of which Phase II(i) was completed in the second quarter of 2012, and Phase II(ii) was completed in the second quarter of 2013. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarters of 2015, 2014 and 2013, we recognized $0.9 million, $1.2 million and $0.7 million, respectively, related to the third, second and first recapture periods of Phase II(i) and $1.2 million and $1.0 million, respectively, related to the second and first recapture periods of Phase II(ii) of the contribution received from the Phase II Counterparty as “Other income” in the consolidated statements of operations. We also recorded $0.3 million of priority returns earned by the Phase II Counterparty during each of the third quarters 2015 and 2014, respectively. Of the 2014 amount, $0.1 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.

In aggregate, we recorded net income of $1.8 million, $1.9 million and $0.7 million to “Other income” in the consolidated statements of operations in connection with Phase II in 2015, 2014 and 2013, respectively. Pursuant to terms customarily found in such agreements, we have agreed to indemnify the Phase I and Phase II Counterparties for their contributions, penalties and interest in the event all or a portion of the historic tax credits are disallowed.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$100,058	$101,693	$107,036	$116,624	$425,411
Net loss(2)(3)	(13,939)	(34,666)	(36,241)	(44,721)	(129,567)
Net loss attributable to PREIT(2)(3)	(13,509)	(30,924)	(32,340)	(39,910)	(116,683)
Basic and diluted loss per share	(0.26)	(0.51)	(0.53)	(0.64)	(1.93)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Revenue from continuing operations	$109,386	$106,825	$105,137	$111,355	$432,703
Net (loss) income(2)(3)	(8,356)	(24,050)	(886)	19,030	(14,262)
Net (loss) income attributable to PREIT(3)	(8,104)	(23,325)	(859)	18,458	(13,830)
Basic and diluted (loss) earnings per share	(0.18)	(0.40)	(0.07)	0.21	(0.44)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)
Includes impairment losses of $6.2 million (1st Quarter 2015), $28.7 million (2nd Quarter 2015), $51.4 million (3rd Quarter 2015), $54.0 million (4th Quarter 2015), $1.3 million (1st Quarter 2014), $16.1 million (2nd Quarter 2014) and $2.3 million (3rd Quarter 2014).

(3)
Includes gains on sales of interests in real estate of $12.4 million (3rd Quarter 2015), $13.1 million (4th Quarter 2014) and gains on sales of non operating real estate of $1.8 million (4th Quarter 2014).

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2015

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance	Date of Acquisition/ Construction	Life of Depre- ciation
Operating Properties:
Beaver Valley Mall	$10,822	$42,877	$21,752	$10,550	$64,901	$33,555	$—	2002	30
Capital City Mall	11,642	65,575	31,069	11,642	96,644	37,284	62,165	2003	40
Cherry Hill Mall	29,938	185,611	257,178	48,608	424,119	185,049	292,786	2003	40
Crossroads Mall	5,054	22,496	21,899	5,627	43,822	16,811	—	2003	40
Cumberland Mall	8,711	43,889	18,492	9,842	61,250	19,560	47,905	2005	40
Dartmouth Mall	7,015	28,328	32,479	7,004	60,818	33,870	63,736	1998	40
Exton Square Mall	21,460	121,326	18,940	25,209	136,517	44,755	—	2003	40
Francis Scott Key Mall	9,786	47,526	33,037	9,639	80,710	31,647	68,469	2003	40
Jacksonville Mall	9,974	47,802	26,691	9,974	74,493	29,963	—	2003	40
Logan Valley Mall	13,267	68,449	22,656	13,267	91,105	34,303	—	2003	40
Magnolia Mall	9,279	44,165	36,655	15,204	74,895	39,537	—	1998	40
Monroe Marketplace	2,430	—	265	2,430	265	86	—	2006	10
Moorestown Mall	11,368	62,995	70,189	11,368	133,184	44,234	—	2003	40
Patrick Henry Mall	16,075	86,643	43,134	16,397	129,455	58,362	95,579	2003	40
Pitney Road Plaza	905	—	(905)	—	—	—	—	2006	40
Plymouth Meeting Mall	29,265	58,388	90,343	29,947	148,049	61,885	—	2003	40
The Mall at Prince Georges	13,065	57,686	33,199	13,066	90,884	48,364	150,000	1998	40
Springfield Town Center	119,912	353,551	1,521	119,912	355,072	8,545	—	2015	40
Sunrise Plaza land	1,739	—	690	837	1,592	—	—	2005	N/A
Swedes Square land	189	—	30	219	—	—	—	2004	N/A
Valley Mall	13,187	60,658	28,641	13,187	89,299	34,843	79,268	2003	40
Valley View Mall	9,880	46,817	22,312	9,936	69,073	22,841	29,678	2003	40
Viewmont Mall	12,505	61,519	27,919	12,606	89,337	32,920	48,000	2003	40
Voorhees Town Center(1)	—	—	4,491	401	4,090	141	—	2003	20
Washington Crown Center	5,460	27,136	19,463	5,282	46,777	18,550	—	2003	40
Willow Grove Park	26,748	131,189	80,762	36,188	202,511	80,708	169,499	2003	40
Woodland Mall	35,540	124,504	33,757	17,577	176,224	57,033	141,185	2005	40
Wyoming Valley Mall	14,153	73,035	25,681	13,302	99,567	40,801	77,225	2003	40
Development Properties:
White Clay Point land	31,000	11,803	(8,017)	31,612	3,174	—	—	2005	N/A
Springhills land	21,555	9,827	(12,153)	19,070	159	—	—	2006	N/A
Investment In Real Estate	$501,924	$1,883,795	$982,170	$519,903	$2,847,986	$1,015,647	$1,325,495
Assets Held For Sale:
Gadsden Mall	$8,842	$42,681	$(29,480)	$1,544	$20,499	$7,652	$—	2005	N/A
Lycoming Mall	10,274	43,440	(13,364)	3,468	36,882	15,781	33,035	2003	N/A
New River Valley Mall	4,751	22,808	5,505	727	32,337	23,254	28,050	2003	N/A
Palmer Park Mall (2)	3,747	18,805	2,153	3,371	21,334	6,829	—	2003	N/A
Wiregrass Commons Mall	5,103	28,758	6,099	5,592	34,368	10,338	—	2003	N/A
Chestnut Street Retail	1,036	5,152	—	1,036	5,152	515	—	2014	N/A
Walnut Street Retail	3,483	10,556	3,785	3,483	14,341	1,057	—	2014	N/A
Total Assets Held for Sale	$37,236	$172,200	$(25,302)	$19,221	$164,913	$65,426	$61,085
(1)Office building located at Voorhees Town Center
(2)Palmer Park Mall was sold in February 2016.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,662.8 million and $2,660.7 million, respectively, at December 31, 2015 and $3,340.2 million and $2,362.2 million, respectively, at December 31, 2014. The changes in total real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$3,285,404	$3,527,868	$3,477,540
Improvements and development	69,486	103,946	79,345
Acquisitions	476,516	20,227	59,078
Impairment of assets	(195,111)	(33,536)	(37,708)
Dispositions	(71,172)	(331,480)	(45,047)
Write-off of fully depreciated assets	(13,100)	(1,621)	(5,340)
Reclassification to held for sale	(184,134)	—	—
Balance, end of year	$3,367,889	$3,285,404	$3,527,868
Balance, end of year – held for sale	$184,134	$—	$159,387

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,061,051	$1,012,746	$907,928
Depreciation expense	131,102	133,699	132,114
Impairment of assets	(60,461)	(13,841)	(7,742)
Dispositions	(37,519)	(69,933)	(14,214)
Write-off of fully depreciated assets	(13,100)	(1,620)	(5,340)
Reclassification to held for sale	(65,426)	—	—
Balance, end of year	$1,015,647	$1,061,051	$1,012,746
Balance, end of year – held for sale	$65,426	$—	$50,457

S-2

Exhibit Index

Exhibit Number	Description

10.29	Letter Agreement, dated as of May 8, 2013, by and between PREIT Services, LLC and Mario C. Ventresca, Jr.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.