Form 10-Q
period 2016-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2016-04-29
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at April 22, 2016: 69,470,731

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,305,542	$3,297,520
Construction in progress	66,497	64,019
Land held for development	5,906	6,350
Total investments in real estate	3,377,945	3,367,889
Accumulated depreciation	(1,046,632)	(1,015,647)
Net investments in real estate	2,331,313	2,352,242
INVESTMENTS IN PARTNERSHIPS, at equity:	157,995	161,029
OTHER ASSETS:
Cash and cash equivalents	30,453	22,855
Tenant and other receivables (net of allowance for doubtful accounts of $7,216 and $6,417 at March 31, 2016 and December 31, 2015, respectively)	32,562	40,324
Intangible assets (net of accumulated amortization of $13,972 and $13,441 at March 31, 2016 and December 31, 2015, respectively)	21,717	22,248
Deferred costs and other assets, net	89,974	75,450
Assets held for sale	23,371	126,244
Total assets	$2,687,385	$2,800,392
LIABILITIES:
Mortgage loans payable	$1,247,173	$1,321,331
Term Loans	398,160	398,040
Revolving Facility	115,000	65,000
Tenants’ deposits and deferred rent	17,741	14,631
Distributions in excess of partnership investments	64,712	65,547
Fair value of derivative liabilities	7,248	2,756
Liabilities related to assets held for sale	—	69,918
Accrued expenses and other liabilities	76,679	78,539
Total liabilities	1,926,713	2,015,762
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of March 31, 2016 and December 31, 2015; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of March 31, 2016 and December 31, 2015; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,459 shares at March 31, 2016 and 69,197 shares at December 31, 2015	69,459	69,197
Capital contributed in excess of par	1,475,992	1,476,397
Accumulated other comprehensive loss	(9,052)	(4,193)
Distributions in excess of net income	(929,046)	(912,221)
Total equity—Pennsylvania Real Estate Investment Trust	607,434	629,261
Noncontrolling interest	153,238	155,369
Total equity	760,672	784,630
Total liabilities and equity	$2,687,385	$2,800,392

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
REVENUE:
Real estate revenue:
Base rent	$66,993	$64,273
Expense reimbursements	31,134	31,510
Percentage rent	451	524
Lease termination revenue	235	441
Other real estate revenue	2,643	2,035
Total real estate revenue	101,456	98,783
Other income	516	1,274
Total revenue	101,972	100,057
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(34,189)	(33,807)
Utilities	(4,326)	(5,149)
Other property operating expenses	(4,596)	(4,196)
Total property operating expenses	(43,111)	(43,152)
Depreciation and amortization	(33,735)	(33,189)
General and administrative expenses	(8,586)	(8,943)
Provision for employee separation expenses	(535)	—
Acquisition costs and other expenses	(51)	(4,451)
Total operating expenses	(86,018)	(89,735)
Interest expense, net	(19,346)	(20,145)
Impairment of assets	(606)	(6,240)
Total expenses	(105,970)	(116,120)
Loss before equity in income of partnerships, gains on sales of interests in non operating real estate and gains on sales of real estate	(3,998)	(16,063)
Equity in income of partnerships	3,883	2,083
Gains on sales of interests in non operating real estate	9	43
Gain on sale of interests in real estate	2,035	—
Net income (loss)	1,929	(13,937)
Less: net (income) loss attributable to noncontrolling interest	(208)	429
Net income (loss) attributable to PREIT	1,721	(13,508)
Less: preferred share dividends	(3,962)	(3,962)
Net loss attributable to PREIT common shareholders	$(2,241)	$(17,470)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2016	2015
Net income (loss)	$1,929	$(13,937)
Noncontrolling interest	(208)	429
Dividends on preferred shares	(3,962)	(3,962)
Dividends on unvested restricted shares	(84)	(86)
Net loss used to calculate loss per share—basic and diluted	$(2,325)	$(17,556)

Basic and diluted loss per share:	$(0.03)	$(0.26)

(in thousands of shares)
Weighted average shares outstanding—basic	68,973	68,566
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	68,973	68,566
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 298 and 432 for the three months ended March 31, 2016 and 2015, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Comprehensive loss:
Net income (loss)	$1,929	$(13,937)
Unrealized loss on derivatives	(5,572)	(2,011)
Amortization of losses on settled swaps, net of gains	126	772
Total comprehensive loss	(3,517)	(15,176)
Less: comprehensive loss attributable to noncontrolling interest	379	466
Comprehensive loss attributable to PREIT	$(3,138)	$(14,710)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended
March 31, 2016
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance December 31, 2015	$784,630	$46	$35	$69,197	$1,476,397	$(4,193)	$(912,221)	$155,369
Net income	1,929	—	—	—	—	—	1,721	208
Other comprehensive loss	(5,446)	—	—	—	—	(4,859)	—	(587)
Shares issued under employee compensation plans, net of shares retired	(1,716)	—	—	262	(1,978)	—	—	—
Amortization of deferred compensation	1,573	—	—	—	1,573	—	—	—
Distributions paid to common shareholders ($0.21 per share)	(14,584)	—	—	—	—	—	(14,584)	—
Distributions paid to Series A preferred shareholders ($0.5156 per share)	(2,372)	—	—	—	—	—	(2,372)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	(1,590)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,752)	—	—	—	—	—	—	(1,752)
Balance March 31, 2016	$760,672	$46	$35	$69,459	$1,475,992	$(9,052)	$(929,046)	$153,238

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,929	$(13,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,400	31,364
Amortization	2,991	2,450
Straight-line rent adjustments	(618)	(272)
Provision for doubtful accounts	918	1,259
Amortization of deferred compensation	1,573	1,803
Loss on hedge ineffectiveness	143	512
Gains on sales of interests in real estate and non operating real estate, net	(2,044)	(43)
Equity in income of partnerships in excess of distributions	(1,346)	(748)
Impairment of assets and expensed project costs	631	6,332
Change in assets and liabilities:
Net change in other assets	9,938	4,530
Net change in other liabilities	(1,032)	(6,332)
Net cash provided by operating activities	44,483	26,918
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(319,986)
Additions to construction in progress	(11,839)	(3,211)
Investments in real estate improvements	(5,921)	(6,426)
Cash proceeds from sales of real estate	84,765	—
Additions to leasehold improvements	(141)	(288)
Investments in partnerships	(919)	(7,708)
Capitalized leasing costs	(1,737)	(1,655)
Decrease in cash escrows	2,085	981
Cash distributions from partnerships in excess of equity in income	4,463	1,323
Net cash provided by (used in) investing activities	70,756	(336,970)
Cash flows from financing activities:
Borrowings from term loans	—	120,000
Net borrowings from revolving facility	50,000	210,000
Proceeds from mortgage loans	9,000	5,844
Principal installments on mortgage loans	(4,263)	(4,742)
Repayments of mortgage loans	(139,843)	—
Payment of deferred financing costs	(521)	(130)
Dividends paid to common shareholders	(14,584)	(14,510)
Dividends paid to preferred shareholders	(3,962)	(3,962)
Distributions paid to Operating Partnership unit holders and non controlling interest	(1,752)	(446)
Value of shares of beneficial interest issued	324	337
Value of shares retired under equity incentive plans, net of shares issued	(2,040)	(5,292)
Net cash (used in) provided by financing activities	(107,641)	307,099
Net change in cash and cash equivalents	7,598	(2,953)
Cash and cash equivalents, beginning of period	22,855	40,433
Cash and cash equivalents, end of period	$30,453	$37,480

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 33 properties in 11 states, including 25 operating shopping malls, four other retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East (the “Gallery”) into the Fashion Outlets of Philadelphia), and one is classified as “other.” The above property counts do not include two street retail properties in Philadelphia, Pennsylvania, because these properties have been classified as “held for sale” as of March 31, 2016.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2016, we held an 89.3% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2016, the total amount that would have been distributed would have been $182.2 million, which is calculated using our March 31, 2016 closing price on the New York Stock Exchange of $21.85 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,338,299 as of March 31, 2016.

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

New Accounting Developments
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is also an obligation of the Operating Partnership.

In March 2015, the FASB issued “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which intend to simplify the presentation of debt issuance costs. This guidance provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015, and we have adopted this guidance as of January 1, 2016.  This guidance is applied retrospectively to all prior periods.  Under the new guidance, debt issuance costs related to a note shall be reported in the Consolidated Balance Sheets as a direct deduction from the face amount of that note.  In this regard, debt issuance costs shall not be classified separately from related debt obligations as a deferred charge.  Therefore, as a result of adopting this guidance, the Company reclassified in its Consolidated Balance Sheets $4.2 million of debt issuance costs, net of accumulated amortization, at December 31, 2015, from “Deferred costs and other assets, net” to “Mortgage loans payable,” and $2.0 million of debt issuance costs at December 31, 2015, from “Deferred costs and other assets, net” to “Term loans,” thereby decreasing the carrying value of our recognized debt obligations for presentational purposes.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2016 and December 31, 2015 were comprised of the following:

(in thousands of dollars)	As of March 31, 2016	As of December 31, 2015
Buildings, improvements and construction in progress	$2,855,977	$2,847,986
Land, including land held for development	521,968	519,903
Total investments in real estate	3,377,945	3,367,889
Accumulated depreciation	(1,046,632)	(1,015,647)
Net investments in real estate	$2,331,313	$2,352,242

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Development/Redevelopment Activities:
Salaries and benefits	$274	$154
Real estate taxes	19	—
Interest	703	35
Leasing Activities:
Salaries, commissions and benefits	1,737	1,655

Dispositions

The following table presents our dispositions for the three months ended March 31, 2016:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain
				(in millions)
2016 Activity:
March 2016	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	$26.4	$0.3
March 2016	Gadsden Mall, Gadsden, Alabama, New River Valley Mall, Christiansburg, Virginia, and Wiregrass Commons Mall, Dothan, Alabama (1)	Three Malls (single combined transaction)	17.4%	66.0	1.6
February 2016	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
_________________________
(1) In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at the rate of 6.00% per annum and has a maturity date of April 2026.

Impairment of Assets

In March 2016 we recorded a loss on impairment of assets on an office building located in Voorhees, New Jersey of $0.6 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2016 and December 31, 2015:

(in thousands of dollars)	As of March 31, 2016	As of December 31, 2015
ASSETS:
Investments in real estate, at cost:
Operating properties	$639,874	$636,774
Construction in progress	128,479	126,199
Total investments in real estate	768,353	762,973
Accumulated depreciation	(191,450)	(186,580)
Net investments in real estate	576,903	576,393
Cash and cash equivalents	29,711	37,362
Deferred costs and other assets, net	37,999	39,890
Total assets	644,613	653,645
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable	444,599	440,450
Other liabilities	22,853	30,425
Total liabilities	467,452	470,875
Net investment	177,161	182,770
Partners’ share	91,516	95,165
PREIT’s share	85,645	87,605
Excess investment (1)	7,638	7,877
Net investments and advances	$93,283	$95,482

Investment in partnerships, at equity	$157,995	$161,029
Distributions in excess of partnership investments	(64,712)	(65,547)
Net investments and advances	$93,283	$95,482
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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
Real estate revenue	$29,191	$26,497
Operating expenses:
Property operating expenses	(10,212)	(10,706)
Interest expense	(5,392)	(5,350)
Depreciation and amortization	(5,722)	(6,370)
Total expenses	(21,326)	(22,426)
Net income	7,865	4,071
Less: Partners’ share	(4,216)	(2,036)
PREIT’s share	3,649	2,035
Amortization of excess investment	234	48
Equity in income of partnerships	$3,883	$2,083

Significant Unconsolidated Subsidiaries

Two of our unconsolidated subsidiaries, in each of which we have a 50% partnership interest, (i) Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, and (ii) Metroplex West Associates, LP, the owner of the substantial majority of Metroplex Shopping Center, met the conditions of significant unconsolidated subsidiaries as of March 31, 2016. The financial information of these entities are included in the amounts above. Summarized balance sheet information as of March 31, 2016 and December 31, 2015 and summarized statement of operations information for the three months ended March 31, 2016 and 2015 for these entities, which are accounted for using the equity method, are as follows:

	Lehigh Valley Associates LP		Metroplex West Associates, LP
	As of		As of
(in thousands of dollars)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Summarized balance sheet information
Total assets	$47,580	$48,352	$36,230	$36,164
Mortgage loan payable	128,305	128,883	81,121	81,505

	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands of dollars)	2016	2015	2016	2015
Summarized statement of operations information
Revenue	$9,048	$8,944	$2,868	$2,884
Property operating expenses	(2,226)	(2,480)	(748)	(637)
Interest expense	(1,906)	(1,940)	(1,024)	(1,044)
Net income	4,083	3,461	763	358
PREIT’s share of equity in income
of partnership	2,042	1,730	381	179

4. FINANCING ACTIVITY

Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”), as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2015: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of March 31, 2016, we had borrowed $400.0 million under the Term Loans and $115.0 million under the 2013 Revolving Facility (with $15.3 million pledged as collateral for a letter of credit at March 31, 2016.
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2016	2015
2013 Revolving Facility
Interest expense	$690.1	$380.9
Deferred financing amortization	198.7	358.0

Term Loans
Interest expense	2,991.9	1,257.2
Deferred financing amortization	119.9	76.4

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2015), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of March 31, 2016 was $209.6 million.

Amounts borrowed under the Credit Agreements bear interest at the rate specified below per annum, depending on our leverage, in excess of LIBOR, unless and until we receive an investment grade credit rating and provide notice to the administrative agent (the “Rating Date”), after which alternative rates would apply. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2013 Revolving Facility is subject to a facility fee, which is currently 0.25%, depending on leverage, and is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		2014 7-Year Term Loan		2014 5-Year Term Loan		2015 5-Year Term Loan
1	Less than 0.450 to 1.00	1.20%		1.80%		1.35%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	(1)	1.95%	(1)	1.45%	(1)	1.45%	(1)
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%		2.15%		1.60%		1.60%
4	Equal to or greater than 0.550 to 1.00	1.55%		2.35%		1.90%		1.90%

(1) The rate in effect at March 31, 2016.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,247.2	$1,267.1	$1,321.3	$1,323.3

The mortgage loans contain various customary default provisions. As of March 31, 2016, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In April 2016, we entered into a $130.0 million mortgage loan secured by Woodland Mall in Grand Rapids, Michigan. The new mortgage loan bears interest at the rate of 2.00% plus LIBOR, and has a maturity date of April 2021.

In March 2016, we borrowed an additional $9.0 million, lowered the interest rate to 2.35% plus LIBOR, and extended the maturity date to March 2021 on the mortgage loan secured by Viewmont Mall in Scranton, Pennsylvania.

In March 2016, we repaid a $79.3 million mortgage loan plus accrued interest secured by Valley Mall in Hagerstown, Maryland using $50.0 million from our 2013 Revolving Facility and the balance from available working capital.

In March 2016, we repaid a $32.8 million mortgage loan plus accrued interest secured by Lycoming Mall in Pennsdale, Pennsylvania in connection with the March 2016 sale of the property using proceeds from the sale and available working capital.

In March 2016, we repaid a $28.1 million mortgage loan plus accrued interest secured by New River Valley Mall in Christiansburg, Virginia in connection with the March 2016 sale of the property using proceeds from the sale.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $17.3 million (net of capitalized interest of $0.7 million) and $17.0 million (net of capitalized interest of less than $0.1 million) for the three months ended March 31, 2016 and 2015, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $70.0 million and $210.0 million for the three months ended March 31, 2016 and 2015, respectively. Aggregate paydowns were $20.0 million for the three months ended March 31, 2016.

In connection with the sale of Gadsden Mall, New River Valley Mall and Wiregrass Commons, we issued a mortgage note to the buyer in the amount of $17.0 million that is secured by Wiregrass Commons Mall.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $72.6 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

Cash Flow Hedges of Interest Rate Risk

Our outstanding derivatives have been designated under applicable accounting authority as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets, net,” the amount of the associated liabilities is reflected in “Accrued expenses and other liabilities” and the amount of the net unrealized income or loss is reflected in “Accumulated other comprehensive income (loss)” in the accompanying balance sheets.

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $4.0 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2016, we had entered into 21 interest rate swap agreements with a weighted average interest rate of 1.34% on a notional amount of $497.7 million maturing on various dates through February 2021, and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

In April 2016, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.02% on an aggregate notional amounts of $130.0 million .

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In March 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a loss on hedge ineffectiveness of $0.1 million.

Accumulated other comprehensive loss as of March 31, 2016 includes a net loss of $1.9 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at March 31, 2016 and December 31, 2015. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at March 31, 2016 (1)	Fair Value at December 31, 2015 (1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$25.0	$—	$(0.1)	1.10%		July 31, 2016
28.1	(0.2)	(0.2)	1.38%		January 2, 2017
33.0	N/A	—	3.72%		December 1, 2017
48.0	(0.4)	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	(0.4)	(0.1)	1.12%		January 1, 2018
30.0	(0.8)	(0.5)	1.78%		January 2, 2019
20.0	(0.6)	(0.4)	1.78%		January 2, 2019
20.0	(0.6)	(0.3)	1.78%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
20.0	(0.2)	—	1.16%		January 2, 2019
20.0	(0.2)	0.1	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.24%		June 26, 2020
9.0	(0.1)	N/A	1.19%		February 1, 2021
48.0	(0.2)	N/A	1.42%	January 2, 2018	February 1, 2021
	$(7.2)	$(1.7)
_________________________

(1)
As of March 31, 2016 and December 31, 2015, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Consolidated Statements of Operations Location
(in millions of dollars)	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(6.7)	$(1.7)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.4	$1.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(0.1)	$(0.5)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2016, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $7.2 million. If we had breached any of the default provisions in these agreements as of March 31, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $7.8 million. We had not breached any of these provisions as of March 31, 2016.

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

We currently own interests in 33 retail properties in 11 states, of which 29 are operating properties, three are development properties, and one is under redevelopment. The 29 operating properties include 25 shopping malls and four other retail properties, have a total of 24.2 million square feet and are located in 10 states. We and partnerships in which we own an interest own 18.1 million square feet at these properties (excluding space owned by anchors). The above property and square footage counts do not include two street retail properties in Philadelphia, Pennsylvania, because these properties have been classified as “held for sale” as of March 31, 2016.

There are 23 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 20.1 million square feet, of which we own 15.3 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.

The development and redevelopment portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East (the “Gallery”) into the Fashion Outlets of Philadelphia), and one classified as “other.”

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

Net income for the three months ended March 31, 2016 was $1.9 million, an increase of $15.9 million compared to net loss of $13.9 million for the three months ended March 31, 2015. This increase was primarily due to a decrease in impairment of assets of $5.6 million, $3.5 million in acquisition costs related to Springfield Town Center in 2015 that did not recur in 2016, a $3.7 million increase in Net Operating Income (“NOI”), and a $2.0 million gain on sale of interests in real estate.

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

Capital Improvements, Redevelopment and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $66.5 million as of March 31, 2016.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop the Gallery. As we redevelop the Gallery, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, NOI and depreciation, will likely be negatively affected until the newly constructed space is completed, leased and occupied.

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2016 or 2015 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

New Accounting Developments

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is also an obligation of the Operating Partnership.

In March 2015, the FASB issued “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which intend to simplify the presentation of debt issuance costs. This guidance provides an amendment to the accounting guidance related to the presentation of debt issuance costs and is effective for fiscal years beginning after December 15, 2015, and we have adopted this guidance as of January 1, 2016.  This guidance is applied retrospectively to all prior periods.  Under the new guidance, debt issuance costs related to a note shall be reported in the Consolidated Balance Sheets as a direct deduction from the face amount of that note.  In this regard, debt issuance costs shall not be classified separately from related debt obligations as a deferred charge.  Therefore, as a result of adopting this guidance, the Company reclassified in its Consolidated Balance Sheets $4.2 million of debt issuance costs, net of accumulated amortization, at December 31, 2015, from “Deferred costs and other assets, net” to “Mortgage loans payable,” and $2.0 million of debt issuance costs at December 31, 2015, from “Deferred costs and other assets, net” to “Term loans,” thereby decreasing the carrying value of our recognized debt obligations for presentational purposes.

See “Results of Operations” for a description of the losses on impairment of assets recorded during the three months ended March 31, 2016 and 2015.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2016 and 2015:

	Occupancy (1) as March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2016	2015	2016	2015	2016	2015
Retail portfolio weighted average:
Total excluding anchors	90.0%	91.5%	95.2%	97.0%	91.0%	92.5%
Total including anchors	93.6%	95.4%	96.1%	97.6%	94.0%	95.7%
Malls weighted average:
Total excluding anchors	90.0%	91.5%	95.5%	93.0%	90.4%	91.6%
Total including anchors	93.6%	95.4%	96.9%	95.3%	93.9%	95.3%
Other retail properties	N/A	N/A	95.4%	99.9%	95.4%	99.9%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented excludes properties sold or classified as held for sale in 2016 and 2015 and the Gallery because the property is under redevelopment.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2016:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	21	52,773	7.5	$44.48	N/A	N/A	N/A	N/A	$8.82
Over 10,000 sf	2	88,278	10.0	17.22	N/A	N/A	N/A	N/A	10.89
Total New Leases	23	141,051	7.7	$27.42	N/A	N/A	N/A	N/A	$10.12

Renewal Leases
Under 10,000 sf	51	132,725	3.9	$58.37	$52.61	$5.76	10.9%	17.2%	$0.33
Over 10,000 sf	1	10,377	5.0	26.51	23.51	3.00	12.8%	15.8%	—
Total Fixed Rent	52	143,102	3.9	$56.06	$50.50	$5.56	11.0%	17.1%	$0.31

Percentage in Lieu	6	30,663	1.8	$14.09	$16.06	$(1.97)	(12.3)%	N/A	$—

Total Renewal Leases	58	173,765	3.7	$48.65	$44.42	$4.23	9.5%	N/A	$0.26

Total Non Anchor	81	314,816	4.8	$39.14

Anchor
New Leases	1	90,000	10.0	$16.60	N/A	N/A	N/A	N/A	3.68

Renewal Leases	6	644,843	3.3	$3.53	$3.53	$—	—%	N/A	$—

Total	7	734,843	4.3	$5.13
 _________________________

(1)
Initial renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, common area maintenance (“CAM”) charges, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

(2)
Average renewal spread is computed by comparing the average rent per square foot over the new lease term to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent and fixed CAM charges, but excludes pro rata CAM charges, estimated real estate tax reimbursements, marketing charges and percentage rent.

(3)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

As of March 31, 2016, for non anchor leases, the average gross rent per square foot as of the expiration date was $45.35 for the renewing leases in “Holdover” status and $41.49 for leases expiring in 2016.

Overview

Net income for the three months ended March 31, 2016 was $1.9 million, an increase of $15.9 million compared to net loss of $13.9 million for the three months ended March 31, 2015. This increase was primarily due to a decrease in impairment of assets of $5.6 million, $3.5 million in acquisition costs related to Springfield Town Center in 2015 that did not recur in 2016, a $3.7 million increase in Net Operating Income (“NOI”), and a $2.0 million gain on sale of interests in real estate.

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		% Change 2015 to 2016
(in thousands of dollars)	2016	2015
Real estate revenue	$101,456	$98,783	3%
Other income	516	1,274	(59)%
Property operating expenses	(43,111)	(43,152)	—%
Depreciation and amortization	(33,735)	(33,189)	2%
General and administrative expenses	(8,586)	(8,943)	(4)%
Provision for employee separation expense	(535)	—	—%
Acquisition costs and other expenses	(51)	(4,451)	(99)%
Interest expense, net	(19,346)	(20,145)	(4)%
Impairment of assets	(606)	(6,240)	(90)%
Equity in income of partnerships	3,883	2,083	86%
Gains on sales of interests in real estate	2,035	—	—%
Gain on sales of interests in non operating real estate	9	43	(79)%
Net income (loss)	$1,929	$(13,937)	114%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $2.7 million, or 3%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to:

•	an increase of $7.7 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•
an increase of $1.4 million in Same Store (as defined below) base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Cherry Hill Mall and Moorestown Mall; and

•
an increase of $0.5 million in other Same Store revenue, including a $0.3 million timing difference in seasonal photo income resulting from the Easter holiday occurring in the first quarter of 2016 and in the second quarter of 2015; partially offset by

•	a decrease of $5.0 million in real estate revenue related to properties sold in 2015 and 2016;

•	a decrease of $1.3 million in Same Store expense reimbursements, following decreases in snow removal expense and utility expenses (see “—Operating Expenses”); and

•	a decrease of $0.4 million due to the business failure of an office tenant at Voorhees Town Center.

Property Operating Expenses

Property operating expenses were unchanged in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to:

•	a decrease of $2.0 million in property operating expenses related to properties sold in 2015 and 2016;

•
a decrease of $1.3 million in Same Store common area maintenance expense, including decreases of $0.9 million in snow removal expense and $0.2 million in common area utilities. During the three months ended March 31, 2016, weather across the Mid-Atlantic States, where many of our properties are located, was milder and drier compared to the three months ended March 31, 2015; and

•
a decrease of $0.8 million in Same Store non-common area utility expense. Temperatures across the Mid-Atlantic States, where many of our properties are located, were well above average during the three months ended March 31, 2016, resulting in lower electricity usage compared to the three months ended March 31, 2015. In addition, there was a significant increase in electric rates during February 2015 due to extreme cold weather that particularly affected our properties located in Pennsylvania, New Jersey and Maryland; offset by

•	an increase of $3.6 million in property operating expenses from the acquisition of Springfield Town Center in March 2015; and

•	an increase of $0.6 million in Same Store real estate tax expense due to a combination of increases in real estate tax assessment values and real estate tax rates.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with generally accepted accounting principles, or GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our share of revenue and property operating expenses of our partnership investments. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measurement to NOI.

NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, gain on sale of interest in real estate, impairment of assets, acquisition costs and other expenses.

The following tables present NOI for the three months ended March 31, 2016 and 2015. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

Three months ended March 31, 2016:

	Same Store			Non Same Store			Total
(in thousands of dollars)	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Real estate revenue	$95,754	$95,143	0.6%	$19,093	$16,803	13.6%	$114,847	$111,946	2.6%
Property operating expenses	(37,885)	(39,381)	(3.8)%	(9,719)	(8,972)	8.3%	(47,604)	(48,353)	(1.5)%
Net Operating Income	$57,869	$55,762	3.8%	$9,374	$7,831	19.7%	$67,243	$63,593	5.7%

Total NOI increased by $3.7 million, or 5.7%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase of $2.1 million in NOI from Same Store properties. This increase in NOI from Same Store properties was primarily due to increases in rent. Non Same Store NOI increased by $1.5 million. Lease terminations were $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 2%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to:

•	an increase of $3.8 million related to the March 2015 acquisition of Springfield Town Center; and

•	an increase of $0.9 million due to accelerated amortization of capital improvements associated with store closings in the three months ended March 31, 2016; partially offset by

•	a decrease of $4.6 million related to properties sold in 2015 and 2016.

Impairment of Assets

Impairment of assets for the three months ended March 31, 2016 consisted of $0.6 million associated with an office building located in Voorhees, New Jersey, and for the three months ended March 31, 2015 consisted of $6.2 million associated with Uniontown Mall in Uniontown, Pennsylvania, which has since been sold.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses decreased by $4.4 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to acquisition costs incurred in the three months ended March 31, 2015 related to our acquisition of Springfield Town Center in March 2015.

Interest Expense

Interest expense decreased by $0.8 million, or 4%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our weighted average effective borrowing rate was 4.33% for the three months ended March 31, 2016 compared to 4.86% for the three months ended March 31, 2015. Our weighted average debt balance was $1,836.9 million for the three months ended March 31, 2016 compared to $1,619.0 million for the three months ended March 31, 2015. This increase is largely due to amounts borrowed to fund the cash portion of the purchase consideration for Springfield Town Center, partially offset by application of proceeds from asset sales that were used to repay debt.

Equity in Income of Partnerships

Equity in income of partnerships increased by $1.8 million, or 86%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily due to an increase in equity in income from the Gallery due to decreased operating expenses and also due to Gloucester Premium Outlets, which opened in 2015.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2016 and 2015, respectively, to show the effect of such items as acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

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

The following table presents FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, and FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the three months ended March 31, 2016 and 2015:

(in thousands, except per share amounts)	Three Months Ended March 31, 2016	% Change 2015 to 2016	Three Months Ended March 31, 2015
Funds from operations attributable to common shareholders and OP Unit holders	$32,338	32.7%	$24,364
Acquisition costs	—		3,330
Provision for employee separation expense	535		—
Loss on hedge ineffectiveness	142		512
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$33,015	17.0%	$28,206
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.42	23.5%	$0.34
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted	$0.43	7.5%	$0.40

Weighted average number of shares outstanding	68,973		68,566
Weighted average effect of full conversion of OP Units	8,338		2,192
Effect of common share equivalents	298		432
Total weighted average shares outstanding, including OP Units	77,609		71,190

FFO attributable to common shareholders and OP Unit holders was $32.3 million for the three months ended March 31, 2016, an increase of $8.0 million, or 32.7%, compared to $24.4 million for the three months ended March 31, 2015. This increase is primarily due to the $3.7 million increase in NOI and a decrease of $4.4 million of acquisition and other expenses.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit increased by $0.08 to $0.42 per share for the three months ended March 31, 2016, compared to $0.34 for the three months ended March 31, 2015.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures

The preceding discussion compares our unaudited Consolidated Statements of Operations results for different periods based on GAAP. Also, the non-GAAP measures of NOI and FFO have been discussed. We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. FFO is a commonly used measure of operating performance and profitability among REITs, and we use FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit as supplemental non-GAAP measures to compare our performance for different periods to that of our industry peers. The amounts presented in the “Share of Unconsolidated Partnerships” column are derived using the “proportionate consolidation method” (a non-GAAP measure), which includes our share of the results of our unconsolidated partnerships based on our ownership percentage in each such uncontrolled partnership. We believe that this presentation is helpful to management and investors because it provides comparable information about the operating results of our unconsolidated partnerships and is thus indicative of the return on property investment and of operating performance over time. Results based on our share of the results of unconsolidated partnerships do not represent cash generated from operating activities of our unconsolidated partnerships and should not be considered to be an alternative to cash flow from unconsolidated properties’ operating activities as a measure of our liquidity, because we do not have a direct legal claim to the revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner or tenant in common owner.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)	Consolidated	Share of Unconsolidated Partnerships	Total (a non- GAAP measure)
Real estate revenue	$101,456	$13,391	$114,847	$98,783	$13,163	$111,946
Property operating expenses	(43,111)	(4,493)	(47,604)	(43,152)	(5,201)	(48,353)
Net operating income (NOI)	58,345	8,898	67,243	55,631	7,962	63,593
General and administrative expenses	(8,586)	—	(8,586)	(8,943)	—	(8,943)
Provision for employee separation expense	(535)	—	(535)	—	—	—
Other income	516	—	516	1,274	—	1,274
Acquisition costs and other expenses	(51)	—	(51)	(4,451)	(27)	(4,478)
Interest expense, net	(19,346)	(2,581)	(21,927)	(20,145)	(2,640)	(22,785)
Depreciation of non real estate assets	(369)	—	(369)	(378)	—	(378)
Gains on sales of interests in non operating real estate	9	—	9	43	—	43
Preferred share dividends	(3,962)	—	(3,962)	(3,962)	—	(3,962)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	26,021	6,317	32,338	19,069	5,295	24,364
Depreciation of real estate assets	(33,366)	(2,434)	(35,800)	(32,811)	(3,212)	(36,023)
Equity in income of partnerships	3,883	(3,883)	—	2,083	(2,083)	—
Impairment of assets	(606)	—	(606)	(6,240)	—	(6,240)
Gains on sales of interests in real estate	2,035	—	2,035	—	—	—
Preferred share dividends	3,962	—	3,962	3,962	—	3,962
Net income (loss)	$1,929	$—	$1,929	$(13,937)	$—	$(13,937)

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the three months ended March 31, 2016 were $20.3 million, based on distributions of $0.5156 per Series A Preferred Share, $0.4609 per Series B Preferred Share and $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

Credit Agreements

We have entered into four credit agreements (collectively, the “Credit Agreements”): (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan.

See note 4 in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of March 31, 2016, we had borrowed $400.0 million under the Term Loans, and $115.0 million was outstanding under our 2013 Revolving Facility, $15.3 million was pledged as collateral for letters of credit, and the unused portion of the 2013 Revolving Facility that was available to us was $209.6 million.

Interest Rate Derivative Agreements

As of March 31, 2016, we had entered into 21 interest rate swap agreements with a weighted average interest rate of 1.34% on a notional amount of $497.7 million maturing on various dates through February 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

In April 2016, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.02% on an aggregate notional amount of $130.0 million maturing in March 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2016 includes a net loss of $1.9 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of March 31, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $7.2 million. If we had breached any of the default provisions in these agreements as of March 31, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $7.8 million. We had not breached any of these provisions as of March 31, 2016.

Mortgage Loan Activity

In April 2016, we entered into a $130.0 million mortgage loan secured by Woodland Mall in Grand Rapids, Michigan. The new mortgage loan bears interest at the rate of 2.00% plus LIBOR and has a maturity date of April 2021.

In March 2016, we borrowed an additional $9.0 million, lowered the interest rate to 2.35% plus LIBOR and extended the maturity date to March 2021 on the mortgage loan secured by Viewmont Mall in Scranton, Pennsylvania.

In March 2016, we repaid a $79.3 million mortgage loan plus accrued interest secured by Valley Mall in Hagerstown, Maryland using $50.0 million from our 2013 Revolving Facility and the balance from available working capital.

In March 2016, we repaid a $32.8 million mortgage loan plus accrued interest secured by Lycoming Mall in Pennsdale, Pennsylvania in connection with the March 2016 sale of the property using proceeds from the sale and available working capital.

In March 2016, we repaid a $28.1 million mortgage loan plus accrued interest secured by New River Valley Mall in Christiansburg, Virginia in connection with the March 2016 sale of the property using proceeds from the sale.

Mortgage Loans

As of March 31, 2016, our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Ten of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.60% at March 31, 2016. Two of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.90% at March 31, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.43% at March 31, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2016:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Principal payments	$132,976	$11,964	$33,196	$35,782	$52,034
Balloon payments (1)	1,118,498	140,484	218,469	27,161	732,384
Total	$1,251,474	$152,448	$251,665	$62,943	$784,418
(1) In connection with the April 2016 Woodland Mall refinancing, we repaid the remaining 2016 $140.5 million balloon payment, and a $121.6 million balloon payment is due in 2021 resulting from the new mortgage loan.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2016 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Mortgage loan principal payments	$1,251,474	$152,448	$251,665	$62,943	$784,418
Term Loans	400,000	—	—	300,000	100,000
2013 Revolving Facility	115,000	—	115,000	—	—
Interest on indebtedness (1)	330,321	49,330	112,528	84,002	84,461
Operating leases	6,823	1,564	3,809	1,446	4
Ground leases	455	422	6	6	21
Development and redevelopment commitments (2)	72,623	56,893	12,730	3,000	—
Total	$2,176,696	$260,657	$495,738	$451,397	$968,904
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

CASH FLOWS

Net cash provided by operating activities totaled $44.5 million for the three months ended March 31, 2016 compared to $26.9 million for the three months ended March 31, 2015. The increase in 2016 is primarily due to a $4.4 million decrease in acquisition costs and other expenses, a $9.9 million decrease in accounts receivable, a $3.7 million increase in NOI, and a $0.8 million decrease in interest expense, offset by a $0.5 million increase in employee separation expense.

Cash flows provided by investing activities were $70.8 million for the three months ended March 31, 2016 compared to cash flows used in investing activities of $337.0 million for the three months ended March 31, 2015. Cash flows provided by investing activities for the three months ended March 31, 2016 included $84.8 million in proceeds from the sale of five operating properties and one outparcel, investment in construction in progress of $11.8 million and real estate improvements of $5.9 million, primarily related to ongoing improvements at our properties. Investing activities for the first three months of 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $3.2 million and real estate improvements of $6.4 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $107.6 million for the three months ended March 31, 2016 compared to cash flows provided by financing activities of $307.1 million for the three months ended March 31, 2015. Cash flows used in financing activities for the first three months of 2016 included mortgage loan repayments of $139.8 million, dividends and distributions of $20.3 million, and principal installments on mortgage loans of $4.3 million, offset by $50.0 million of 2013 Revolving Facility borrowings and additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall. Cash flows provided by financing activities for the three months ended March 31, 2015 included $210.0 million of net borrowings from the 2013 Revolving Facility, $120.0 million in net borrowings from the 2014 Term Loans, dividends and distributions of $18.9 million, and principal installment payments of $4.7 million, offset by $5.8 million of additional borrowings on the mortgage loan secured by Francis Scott Key Mall.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2015, in the section entitled “Item 1A. Risk Factors —We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition, as was the case for a few of our tenants in recent periods. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	risks relating to development and redevelopment activities;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our substantial debt and stated value of preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our Credit Agreements;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2016, our consolidated debt portfolio consisted primarily of $1,247.2 million of fixed and variable rate mortgage loans, $115.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.69%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 1.89%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 1.89% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.39%.

Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Ten of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.60% at March 31, 2016. Two of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.90% at March 31, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.43% at March 31, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2016	$152,448	5.31%	$—
2017	166,244	5.29%	—
2018	16,952	4.25%	183,469	(2)	2.14%
2019	17,692	4.25%	150,000	(3)	1.89%
2020 and thereafter	772,669	4.22%	307,000	(4)	2.34%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2016.

(2)	Includes 2013 Revolving Facility borrowings of $115.0 million with an interest rate of 1.69% as of March 31, 2016.

(3)	Includes Term Loan debt balance of $150.0 million with a weighted average interest rate of 1.89% as of March 31, 2016.

(4)	Includes Term Loan debt balance of $250.0 million with a weighted average interest rate of 2.09% as of March 31, 2016.

As of March 31, 2016, we had $640.5 million of variable rate debt. Also, as of March 31, 2016, we had entered into 21 interest rate swap agreements with an aggregate weighted average interest rate of 1.34% on a notional amount of $497.7 million maturing on various dates through February 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

In April 2016, we entered into five additional interest rate swap agreements with a weighted average interest rate of 1.02% on a notional amount of $130.0 million maturing in March 2021. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2016 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $64.3 million at March 31, 2016. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $66.1 million at March 31, 2016. Based on the variable rate debt included in our debt portfolio at March 31, 2016, a 100 basis point increase in interest rates would have resulted in an additional $1.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.4 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2016, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2016 and the average price paid per share. The January 2016 and February 2016 activity represents shares that were purchased from employees in connection with the payment of taxes due upon restricted share vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	48,991	$19.74	—	$—
February 1 - February 29, 2016	60,918	17.63	—	—
March 1 - March 31, 2016	—	—	—	—
Total	109,909	$18.57	—	$—

ITEM 6.  EXHIBITS.

10.1	2016-2018 Restricted Share Unit Program

10.2	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement

10.3	Separation of Employment Agreement dated April 15, 2016 by and between Pennsylvania Real Estate Investment Trust, PREIT Associates L.P., PREIT Services, LLC and Ronald Rubin.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	April 29, 2016
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

10.1*	2016-2018 Restricted Share Unit Program

10.2*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement

10.3*	Separation of Employment Agreement dated April 15, 2016 by and between Pennsylvania Real Estate Investment Trust, PREIT Associates L.P., PREIT Services, LLC and Ronald Rubin.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith