Form 10-Q
period 2016-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2016-07-28
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at July 25, 2016: 69,515,348

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,259,774	$3,297,520
Construction in progress	85,877	64,019
Land held for development	5,904	6,350
Total investments in real estate	3,351,555	3,367,889
Accumulated depreciation	(1,057,857)	(1,015,647)
Net investments in real estate	2,293,698	2,352,242
INVESTMENTS IN PARTNERSHIPS, at equity:	161,450	161,029
OTHER ASSETS:
Cash and cash equivalents	16,841	22,855
Tenant and other receivables (net of allowance for doubtful accounts of $7,239 and $6,417 at June 30, 2016 and December 31, 2015, respectively)	30,591	40,324
Intangible assets (net of accumulated amortization of $9,872 and $13,441 at June 30, 2016 and December 31, 2015, respectively)	21,075	22,248
Deferred costs and other assets, net	84,276	75,450
Assets held for sale	23,451	126,244
Total assets	$2,631,382	$2,800,392
LIABILITIES:
Mortgage loans payable	$1,231,709	$1,321,331
Term Loans	396,688	398,040
Revolving Facility	85,000	65,000
Tenants’ deposits and deferred rent	17,476	14,631
Distributions in excess of partnership investments	63,188	65,547
Fair value of derivative liabilities	10,254	2,756
Liabilities related to assets held for sale	492	69,918
Accrued expenses and other liabilities	78,342	78,539
Total liabilities	1,883,149	2,015,762
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of June 30, 2016 and December 31, 2015; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of June 30, 2016 and December 31, 2015; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,474 shares at June 30, 2016 and 69,197 shares at December 31, 2015	69,474	69,197
Capital contributed in excess of par	1,477,808	1,476,397
Accumulated other comprehensive loss	(11,629)	(4,193)
Distributions in excess of net income	(939,407)	(912,221)
Total equity—Pennsylvania Real Estate Investment Trust	596,327	629,261
Noncontrolling interest	151,906	155,369
Total equity	748,233	784,630
Total liabilities and equity	$2,631,382	$2,800,392

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
REVENUE:
Real estate revenue:
Base rent	$61,243	$67,417	$128,236	$131,691
Expense reimbursements	28,870	30,541	60,004	62,050
Percentage rent	385	322	836	846
Lease termination revenue	16	25	251	467
Other real estate revenue	2,225	2,577	4,868	4,612
Total real estate revenue	92,739	100,882	194,195	199,666
Other income	1,514	811	2,030	2,084
Total revenue	94,253	101,693	196,225	201,750
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(30,496)	(33,263)	(64,685)	(67,069)
Utilities	(4,137)	(4,959)	(8,463)	(10,108)
Other property operating expenses	(2,899)	(3,792)	(7,495)	(7,988)
Total property operating expenses	(37,532)	(42,014)	(80,643)	(85,165)
Depreciation and amortization	(31,662)	(36,641)	(65,397)	(69,830)
General and administrative expenses	(8,883)	(9,126)	(17,469)	(18,070)
Provision for employee separation expenses	(658)	—	(1,193)	—
Acquisition costs and other expenses	(243)	(817)	(294)	(5,269)
Total operating expenses	(78,978)	(88,598)	(164,996)	(178,334)
Interest expense, net	(17,067)	(21,126)	(36,413)	(41,271)
Impairment of assets	(14,118)	(28,667)	(14,724)	(34,907)
Total expenses	(110,163)	(138,391)	(216,133)	(254,512)
Loss before equity in income of partnerships, gains on sales of interests in non operating real estate and gains on sales of real estate	(15,910)	(36,698)	(19,908)	(52,762)
Equity in income of partnerships	4,192	2,032	8,075	4,114
Gains on sales of interests in non operating real estate	—	—	9	43
Gain on sale of interests in real estate	20,887	—	22,922	—
Net income (loss)	9,169	(34,666)	11,098	(48,605)
Less: net (income) loss attributable to noncontrolling interest	(982)	3,742	(1,190)	4,172
Net income available (loss attributable) to PREIT	8,187	(30,924)	9,908	(44,433)
Less: preferred share dividends	(3,962)	(3,962)	(7,924)	(7,924)
Net income available (loss attributable) to PREIT common shareholders	$4,225	$(34,886)	$1,984	$(52,357)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$9,169	$(34,666)	$11,098	$(48,605)
Noncontrolling interest	(982)	3,742	(1,190)	4,172
Dividends on preferred shares	(3,962)	(3,962)	(7,924)	(7,924)
Dividends on unvested restricted shares	(76)	(79)	(160)	(165)
Net income (loss) used to calculate earnings (loss) per share—basic and diluted	$4,149	$(34,965)	$1,824	$(52,522)

Basic and diluted earnings (loss) per share:	$0.06	$(0.51)	$0.03	$(0.76)

(in thousands of shares)
Weighted average shares outstanding—basic	69,091	68,753	69,032	68,660
Effect of common share equivalents (1)	68	—	125	—
Weighted average shares outstanding—diluted	69,159	68,753	69,157	68,660
_________________________

(1)
The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2015, therefore, the effects of common share equivalents of 425 and 493 for the three and six months ended June 30, 2015, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$9,169	$(34,666)	$11,098	$(48,605)
Unrealized loss on derivatives	(3,006)	1,165	(8,578)	(846)
Amortization of losses on settled swaps, net of gains	126	238	252	1,010
Total comprehensive income (loss)	6,289	(33,263)	2,772	(48,441)
Less: comprehensive (income) loss attributable to noncontrolling interest	(677)	3,686	(300)	4,153
Comprehensive income (loss) PREIT	$5,612	$(29,577)	$2,472	$(44,288)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended
June 30, 2016
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Noncontrolling interest
Balance December 31, 2015	$784,630	$46	$35	$69,197	$1,476,397	$(4,193)	$(912,221)	$155,369
Net income	11,098	—	—	—	—	—	9,908	1,190
Other comprehensive loss	(8,326)	—	—	—	—	(7,436)	—	(890)
Shares issued upon redemption of Operating Partnership units	—	—	—	12	250	—	—	(262)
Shares issued under employee compensation plans, net of shares retired	(1,505)	—	—	265	(1,770)	—	—	—
Amortization of deferred compensation	2,931	—	—	—	2,931	—	—	—
Distributions paid to common shareholders ($0.42 per share)	(29,170)	—	—	—	—	—	(29,170)	—
Distributions paid to Series A preferred shareholders ($1.0312 per share)	(4,744)	—	—	—	—	—	(4,744)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	(3,180)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.42 per unit)	(3,501)	—	—	—	—	—	—	(3,501)
Balance June 30, 2016	$748,233	$46	$35	$69,474	$1,477,808	$(11,629)	$(939,407)	$151,906

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities:
Net income (loss)	$11,098	$(48,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62,655	65,517
Amortization	4,066	5,876
Straight-line rent adjustments	(1,331)	(740)
Provision for doubtful accounts	1,260	2,050
Amortization of deferred compensation	2,931	3,227
Loss on hedge ineffectiveness	143	512
Gains on sales of interests in real estate and non operating real estate, net	(22,931)	(43)
Equity in income of partnerships in excess of distributions	(3,606)	(2,212)
Impairment of assets and expensed project costs	14,964	35,145
Change in assets and liabilities:
Net change in other assets	8,929	8,069
Net change in other liabilities	2,102	(5,870)
Net cash provided by operating activities	80,280	62,926
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(319,986)
Additions to construction in progress	(28,121)	(14,037)
Investments in real estate improvements	(15,322)	(16,867)
Cash proceeds from sales of real estate	131,592	—
Additions to leasehold improvements	(288)	(341)
Investments in partnerships	(3,953)	(16,194)
Capitalized leasing costs	(3,016)	(3,228)
Decrease (increase) in cash escrows	3,158	(185)
Cash distributions from partnerships in excess of equity in income	4,778	2,926
Net cash provided by (used in) investing activities	88,828	(367,912)
Cash flows from financing activities:
Borrowings from term loans	—	120,000
Net borrowings from revolving facility	20,000	270,000
Proceeds from mortgage loans	139,000	102,044
Principal installments on mortgage loans	(8,373)	(10,059)
Repayments of mortgage loans	(280,327)	(139,137)
Payment of deferred financing costs	(3,322)	(2,873)
Dividends paid to common shareholders	(29,170)	(29,031)
Dividends paid to preferred shareholders	(7,924)	(7,924)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(3,501)	(2,198)
Value of shares of beneficial interest issued	621	706
Value of shares retired under equity incentive plans, net of shares issued	(2,126)	(5,655)
Net cash (used in) provided by financing activities	(175,122)	295,873
Net change in cash and cash equivalents	(6,014)	(9,113)
Cash and cash equivalents, beginning of period	22,855	40,433
Cash and cash equivalents, end of period	$16,841	$31,320

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 32 properties in 11 states, including 24 operating shopping malls, four other retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”), and one is classified as “other.” The above property counts do not include Washington Crown Center in Washington, Pennsylvania because that property has been classified as “held for sale” as of June 30, 2016. We also classified an office building adjacent to Voorhees Town Center as held for sale as of June 30, 2016.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2016, we held an 89.3% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2016, the total amount that would have been distributed would have been $178.6 million, which is calculated using our June 30, 2016 closing price on the New York Stock Exchange of $21.45 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,326,514 as of June 30, 2016.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2016 and December 31, 2015 were comprised of the following:

(in thousands of dollars)	As of June 30, 2016	As of December 31, 2015
Buildings, improvements and construction in progress	$2,836,412	$2,847,986
Land, including land held for development	515,143	519,903
Total investments in real estate	3,351,555	3,367,889
Accumulated depreciation	(1,057,857)	(1,015,647)
Net investments in real estate	$2,293,698	$2,352,242

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
Development/Redevelopment Activities:
Salaries and benefits	$266	$219	$541	$373
Real estate taxes	6	276	25	276
Interest	668	770	1,370	804
Leasing Activities:
Salaries, commissions and benefits	1,279	1,573	3,016	3,228

Dispositions

The following table presents our dispositions for the three and six months ended June 30, 2016:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain
				(in millions)
2016 Activity:
June 2016	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail	3.2%	$45.0	$20.3
March 2016	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	26.4	0.3
March 2016	Gadsden Mall, Gadsden, Alabama, New River Valley Mall, Christiansburg, Virginia, and Wiregrass Commons Mall, Dothan, Alabama (1)	Three Malls (single combined transaction)	17.4%	66.0	1.6
February 2016	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
_________________________
(1) In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at the rate of 6.00% per annum and has a maturity date of April 2026.

Other Real Estate Activity

In June 2016, we sold an operating parcel located at Monroe Retail Center for $2.1 million, and recorded a gain of $0.6 million.

In January 2016, we sold a non operating parcel located at Sunrise Plaza for $2.0 million, and recorded no gain or loss on the sale of this parcel.

Impairment of Assets

In June 2016 we recorded a loss on impairment of assets on Washington Crown Center, in Washington, Pennsylvania of $14.1 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

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

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2016 and December 31, 2015:

(in thousands of dollars)	As of June 30, 2016	As of December 31, 2015
ASSETS:
Investments in real estate, at cost:
Operating properties	$640,707	$636,774
Construction in progress	143,538	126,199
Total investments in real estate	784,245	762,973
Accumulated depreciation	(196,458)	(186,580)
Net investments in real estate	587,787	576,393
Cash and cash equivalents	30,651	37,362
Deferred costs and other assets, net(1)	38,951	39,890
Total assets	657,389	653,645
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable(1)	446,512	440,450
Other liabilities	24,957	30,425
Total liabilities	471,469	470,875
Net investment	185,920	182,770
Partners’ share	95,607	95,165
PREIT’s share	90,313	87,605
Excess investment (2)	7,949	7,877
Net investments and advances	$98,262	$95,482

Investment in partnerships, at equity	$161,450	$161,029
Distributions in excess of partnership investments	(63,188)	(65,547)
Net investments and advances	$98,262	$95,482
_________________________

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (Note 1).

(2)
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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
Real estate revenue	$27,201	$24,356	$56,392	$50,853
Operating expenses:
Property operating expenses	(6,908)	(9,290)	(17,022)	(20,052)
Interest expense	(5,384)	(5,146)	(10,776)	(10,441)
Depreciation and amortization	(5,804)	(5,932)	(11,527)	(12,303)
Total expenses	(18,096)	(20,368)	(39,325)	(42,796)
Net income	9,105	3,988	17,067	8,057
Less: Partners’ share	(4,883)	(1,981)	(9,099)	(4,017)
PREIT’s share	4,222	2,007	7,968	4,040
Amortization of and adjustments to excess investment	(30)	25	107	74
Equity in income of partnerships	$4,192	$2,032	$8,075	$4,114

Significant Unconsolidated Subsidiary

One of our unconsolidated subsidiaries, Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, in which we have a 50% partnership interest, met the conditions of significant unconsolidated subsidiaries as of June 30, 2016. The financial information of this entity is included in the amounts above. Summarized balance sheet information as of June 30, 2016 and December 31, 2015 and summarized statement of operations information for the three and six months ended June 30, 2016 and 2015 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	June 30, 2016	December 31, 2015
Summarized balance sheet information
Total assets	$49,228	$48,352
Mortgage loan payable	127,719	128,883

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
Summarized statement of operations information
Revenue	$9,121	$8,960	$18,169	$17,904
Property operating expenses	(1,956)	(2,537)	(4,183)	(5,017)
Interest expense	(1,897)	(1,931)	(3,803)	(3,871)
Net income	4,727	3,858	8,477	7,319
PREIT’s share of equity in income
of partnership	2,197	1,929	4,239	3,659

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

On June 30, 2016, Pennsylvania Real Estate Investment Trust (“PREIT”), PREIT Associates, L.P. (“PREIT Associates”) and PREIT-RUBIN, Inc. (“PRI” and, collectively with PREIT and PREIT Associates, the “Borrower”) entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%.

As of June 30, 2016, we had borrowed $400.0 million under the Term Loans and $85.0 million under the 2013 Revolving Facility (with $7.4 million pledged as collateral for a letter of credit at June 30, 2016).
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2016	2015	2016	2015
2013 Revolving Facility
Interest expense	$782.3	$1,326.7	$1,472.4	$1,707.5
Deferred financing amortization	198.7	613.6	397.5	971.5

Term Loans
Interest expense	3,045.0	1,971.5	6,036.9	3,228.7
Deferred financing amortization	120.7	79.1	240.5	155.5

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2015), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of June 30, 2016 was $252.0 million.

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

The following table presents the applicable margin for each level for the Credit Agreements:

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		2014 7-Year Term Loan		2014 5-Year Term Loan		2015 5-Year Term Loan
1	Less than 0.450 to 1.00	1.20%		1.35%		1.35%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		1.45%		1.45%		1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	(1)	1.60%	(1)	1.60%	(1)	1.60%	(1)
4	Equal to or greater than 0.550 to 1.00	1.55%		1.90%		1.90%		1.90%

(1) The rate in effect at June 30, 2016.

Mortgage Loans

The carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,231.7	$1,241.3	$1,321.3	$1,323.3

The mortgage loans contain various customary default provisions. As of June 30, 2016, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In April 2016, we entered into a $130.0 million mortgage loan secured by Woodland Mall in Grand Rapids, Michigan. The new mortgage loan bears interest at the rate of 2.00% plus LIBOR, and has a maturity date of April 2021. The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $33.9 million (net of capitalized interest of $1.4 million) and $37.3 million (net of capitalized interest of less than $0.8 million) for the six months ended June 30, 2016 and 2015, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $200.0 million and $270.0 million for the six months ended June 30, 2016 and 2015, respectively. Aggregate paydowns were $180.0 million and $150.0 million for the six months ended June 30, 2016 and 2015, respectively.

In connection with the sale of Gadsden Mall, New River Valley Mall and Wiregrass Commons, we issued a mortgage note to the buyer in the amount of $17.0 million that is secured by Wiregrass Commons Mall.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $78.7 million, including commitments related to the redevelopment of the Fashion Outlets of Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.

Provision for Employee Separation Expense

In 2016 and 2015, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $0.7 million and $1.2 million of employee separations expenses, respectively, for the three and six months ended June 30, 2016.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $5.1 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of June 30, 2016, we had entered into 26 interest rate swap agreements with a weighted average base interest rate of 1.27% on a notional amount of $627.7 million maturing on various dates through February 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

In July 2016, we entered into an additional interest rate swap agreement with an interest rate of 0.70% on a notional amount of $25.0 million and maturing January 2, 2019.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In March 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a loss on hedge ineffectiveness of $0.1 million.

Accumulated other comprehensive loss as of June 30, 2016 includes a net loss of $1.8 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at June 30, 2016 and December 31, 2015. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at June 30, 2016 (1)	Fair Value at December 31, 2015 (1)	Interest Rate	Effective Date of Forward Starting Swap	Maturity Date
Interest Rate Swaps
$25.0	$—	$(0.1)	1.10%		July 31, 2016
28.1	(0.1)	(0.2)	1.38%		January 2, 2017
33.0	N/A(2)	—	3.72%		December 1, 2017
48.0	(0.4)	(0.1)	1.12%		January 1, 2018
7.6	(0.1)	—	1.00%		January 1, 2018
55.0	(0.5)	(0.1)	1.12%		January 1, 2018
30.0	(0.9)	(0.5)	1.78%		January 2, 2019
20.0	(0.6)	(0.4)	1.78%		January 2, 2019
20.0	(0.6)	(0.3)	1.78%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
20.0	(0.6)	(0.3)	1.79%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
25.0	(0.3)	—	1.16%		January 2, 2019
20.0	(0.3)	—	1.16%		January 2, 2019
20.0	(0.4)	0.1	1.23%		June 26, 2020
20.0	(0.4)	0.2	1.23%		June 26, 2020
20.0	(0.4)	0.2	1.23%		June 26, 2020
20.0	(0.4)	0.2	1.23%		June 26, 2020
20.0	(0.4)	0.2	1.24%		June 26, 2020
9.0	(0.2)	N/A	1.19%		February 1, 2021
35.0	(0.3)	N/A	1.01%		March 1, 2021
35.0	(0.3)	N/A	1.02%		March 1, 2021
20.0	(0.2)	N/A	1.01%		March 1, 2021
20.0	(0.2)	N/A	1.02%		March 1, 2021
20.0	(0.2)	N/A	1.02%		March 1, 2021

Forward Starting Swap
48.0	(0.7)	N/A	1.42%	January 2, 2018	February 1, 2021
	$(10.3)	$(1.7)
_________________________

(1)
As of June 30, 2016 and December 31, 2015, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)	This interest rate swap was terminated effective March 23, 2016.

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate products
Loss recognized in Other Comprehensive Income (Loss) on derivatives	$(4.3)	$0.2	$(11.0)	$(1.6)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.4	$1.2	$2.8	$2.3	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(0.1)	$(0.5)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2016, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $10.3 million. If we had breached any of the default provisions in these agreements as of June 30, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $10.9 million. We had not breached any of these provisions as of June 30, 2016.

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

We currently own interests in 32 retail properties in 11 states, of which 28 are operating properties, three are development properties, and one is under redevelopment. The 28 operating properties include 24 shopping malls and four other retail properties, have a total of 23.4 million square feet and are located in 10 states. We and partnerships in which we own an interest own 17.6 million square feet at these properties (excluding space owned by anchors). The above property counts do not include Washington Crown Center in Washington, Pennsylvania because that property has been classified as “held for sale” as of June 30, 2016. We also classified an office building adjacent to Voorhees Town Center as held for sale as of June 30, 2016.

There are 22 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 19.3 million square feet, of which we own 14.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.

The development and redevelopment portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”)), and one classified as “other.”

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

Net income for the three months ended June 30, 2016 was $9.2 million, an increase of $43.8 million compared to net loss of $34.7 million for the three months ended June 30, 2015. This increase was primarily due to $20.9 million of gains on the sales of real estate assets in the three months ended June 30, 2016, a decrease in impairment of assets from $28.7 million in the three months ended June 30, 2015 to $14.1 million in the three months ended June 30, 2016, and a decrease of $4.0 million in interest expense.

Net income for the six months ended June 30, 2016 was $11.1 million, an increase of $59.7 million compared to net loss of $48.6 million for the six months ended June 30, 2015. This increase was primarily due to the $22.9 million of gains on the sales of real estate assets in the six months ended June 30, 2016, and a decrease in impairment of assets from $34.9 million in the six months ended June 30, 2015 to $14.7 million in the six months ended June 30, 2016, $3.5 million in acquisition costs primarily related to Springfield Town Center in 2015 that did not recur in 2016, $1.5 million of shareholder activist defense costs incurred in 2015 that did not recur in 2016, a $1.7 million increase in Net Operating Income (“NOI”), and decreases of $4.9 million and $4.4 million in depreciation and amortization expenses and interest expense, respectively.

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

Capital Improvements, Redevelopment and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $85.9 million as of June 30, 2016.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop the Fashion Outlets of Philadelphia. As we redevelop the Fashion Outlets of Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, NOI and depreciation, will likely be negatively affected until the newly constructed space is completed, leased and occupied.

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

See “Results of Operations” for a description of the losses on impairment of assets recorded during the three and six months ended June 30, 2016 and 2015.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2016 and 2015:

	Occupancy (1) as June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2016	2015	2016	2015	2016	2015
Retail portfolio weighted average:
Total excluding anchors	89.9%	89.7%	95.9%	96.9%	91.2%	91.0%
Total including anchors	93.5%	93.4%	96.7%	97.6%	94.0%	94.0%
Malls weighted average:
Total excluding anchors	89.9%	89.7%	95.4%	92.9%	90.4%	90.0%
Total including anchors	93.5%	93.4%	96.9%	95.2%	93.8%	93.6%
Other retail properties	N/A	N/A	96.5%	99.9%	96.5%	99.9%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented excludes properties sold or classified as held for sale in 2016 and 2015 and the Fashion Outlets of Philadelphia because the property is under redevelopment.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2016:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	32	76,263	7.3	$61.43	N/A	N/A	N/A	N/A	$7.45
Over 10,000 sf	2	21,875	10.0	26.51	N/A	N/A	N/A	N/A	3.77
Total New Leases	34	98,138	7.5	$53.65	N/A	N/A	N/A	N/A	$6.63

Renewal Leases
Under 10,000 sf	49	121,959	3.8	$56.02	$52.15	$3.87	7.4%	13.4%	$0.42
Over 10,000 sf	1	30,701	5.0	15.80	14.82	0.98	6.6%	6.6%	—
Total Fixed Rent	50	152,660	3.9	$47.93	$44.64	$3.29	7.4%	12.8%	$0.34
Percentage in Lieu	2	18,653	4.0	$15.23	$9.91	$5.32	53.7%	N/A	$—
Total Renewal Leases	52	171,313	3.9	$44.37	$40.86	$3.51	8.6%	N/A	$0.29
Total Non Anchor	86	269,451	5.3	$47.75

Anchor
New Leases	—	—	—	$—	N/A	N/A	N/A	N/A	$—
Renewal Leases	3	193,989	3.7	$4.40	$4.32	$0.08	1.9%	N/A	$—
Total	3	193,989	3.7	$4.40
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

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2016:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	53	129,036	8.2	$54.50	N/A	N/A	N/A	N/A	$7.96
Over 10,000 sf	4	110,153	10.0	19.07	N/A	N/A	N/A	N/A	9.48
Total New Leases	57	239,189	8.3	$38.18	N/A	N/A	N/A	N/A	$8.66

Renewal Leases
Under 10,000 sf	100	254,684	3.9	$57.24	$52.39	$4.85	9.3%	17.0%	$0.38
Over 10,000 sf	2	41,078	5.0	18.51	17.02	1.49	8.8%	9.4%	—
Total Fixed Rent	102	295,762	3.9	$51.86	$47.48	$4.38	9.2%	16.6%	$0.33
Percentage in Lieu	8	49,316	2.4	$14.52	$13.73	$0.79	5.8%	N/A	$—
Total Renewal Leases	110	345,078	3.7	$46.52	$42.65	$3.87	9.1%	N/A	$0.28
Total Non Anchor	167	584,267	5.6	$43.11

Anchor
New Leases	1	90,000	10.0	$16.60	N/A	N/A	N/A	N/A	$3.68
Renewal Leases	6	488,399	4.2	$3.47	$3.43	$0.04	1.2%	N/A	$—
Total	7	578,399	5.1	$5.51
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

As of June 30, 2016, for non anchor leases, the average gross rent per square foot as of the expiration date was $45.88 for the renewing leases in “Holdover” status and $44.44 for leases expiring in 2016.

Overview

Net income for the three months ended June 30, 2016 was $9.2 million, an increase of $43.8 million compared to net loss of $34.7 million for the three months ended June 30, 2015. This increase was primarily due to $20.9 million of gains on the sales of real estate assets in the three months ended June 30, 2016, a decrease in impairment of assets from $28.7 million in the three months ended June 30, 2015 to $14.1 million in the three months ended June 30, 2016, and a decrease of $4.0 million in interest expense.

Net income for the six months ended June 30, 2016 was $11.1 million, an increase of $59.7 million compared to net loss of $48.6 million for the six months ended June 30, 2015. This increase was primarily due to the $22.9 million of gains on the sales of real estate assets in the six months ended June 30, 2016, and a decrease in impairment of assets from $34.9 million in the six months ended June 30, 2015 to $14.7 million in the six months ended June 30, 2016, $3.5 million in acquisition costs primarily related to Springfield Town Center in 2015 that did not recur in 2016, $1.5 million of shareholder activist defense costs incurred in 2015 that did not recur in 2016, a $1.7 million increase in Net Operating Income (“NOI”), and decreases of $4.9 million and $4.4 million in depreciation and amortization expenses and interest expense, respectively.

The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		% Change 2015 to 2016	Six Months Ended June 30,		% Change 2015 to 2016
(in thousands of dollars)	2016	2015		2016	2015
Real estate revenue	$92,739	$100,882	(8)%	$194,195	$199,666	(3)%
Other income	1,514	811	87%	2,030	2,084	(3)%
Property operating expenses	(37,532)	(42,014)	(11)%	(80,643)	(85,165)	(5)%
Depreciation and amortization	(31,662)	(36,641)	(14)%	(65,397)	(69,830)	(6)%
General and administrative expenses	(8,883)	(9,126)	(3)%	(17,469)	(18,070)	(3)%
Provision for employee separation expense	(658)	—	—%	(1,193)	—	—%
Acquisition costs and other expenses	(243)	(817)	(70)%	(294)	(5,269)	(94)%
Interest expense, net	(17,067)	(21,126)	(19)%	(36,413)	(41,271)	(12)%
Impairment of assets	(14,118)	(28,667)	(51)%	(14,724)	(34,907)	(58)%
Equity in income of partnerships	4,192	2,032	106%	8,075	4,114	96%
Gains on sales of interests in real estate	20,887	—	—%	22,922	—	—%
Gain on sales of interests in non operating real estate	—	—	—%	9	43	(79)%
Net income (loss)	$9,169	$(34,666)	126%	$11,098	$(48,605)	(123)%

Net earnings (loss) per share - basic and diluted	$0.06	$(0.51)	112%	$0.03	$(0.76)	104%

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $8.1 million, or 8%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to:

•	a decrease of $11.1 million in real estate revenue related to properties sold in 2015 and 2016; partially offset by

•
an increase of $2.0 million in Same Store (as defined below) base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Springfield Town Center and Moorestown Mall; and

•	an increase of $0.8 million in Same Store expense reimbursements, due to an increase in real estate tax expense (see “—Operating Expenses”).

Real estate revenue decreased by $5.5 million, or 3%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to:

•	a decrease of $15.9 million in real estate revenue related to properties and real estate interests sold in 2015 and 2016;

•	a decrease of $1.2 million in Same Store expense reimbursements, due to decreases in utility expense and snow removal expense (see “—Operating Expenses”); partially offset by

•	an increase of $9.8 million in real estate revenue from the acquisition of Springfield Town Center in March 2015; and

•
an increase of $1.8 million in Same Store base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Moorestown Mall and Cherry Hill Mall.

Property Operating Expenses

Property operating expenses decreased by $4.5 million or 11% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to:

•	a decrease of $5.2 million in property operating expenses related to properties sold in 2015 and 2016; and

•	a decrease of $0.3 million in bad debt expense due to the business failure of an office tenant at Voorhees Town Center in 2015; partially offset by

•	an increase of $1.2 million in Same Store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $4.5 million or 5% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to:

•	a decrease of $7.3 million in property operating expenses related to properties sold in 2015 and 2016;

•
a decrease of $1.3 million in Same Store common area maintenance expense, including decreases of $0.8 million in snow removal expense and $0.3 million in common area utilities. During the three months ended March 31, 2016, weather across the Mid-Atlantic States, where many of our properties are located, was milder and drier compared to the three months ended March 31, 2015;

•
a decrease of $1.1 million in Same Store non-common area utility expense. Temperatures across the Mid-Atlantic States, where many of our properties are located, were well above average during the three months ended March 31, 2016, resulting in lower electricity usage compared to the three months ended March 31, 2015. In addition, there was a significant increase in electric rates during February 2015 due to extreme cold weather that particularly affected our properties located in Pennsylvania, New Jersey and Maryland; and

•	a decrease of $0.6 million in bad debt expense due to the business failure of an office tenant at Voorhees Town Center in 2015; partially offset by

•	an increase of $4.2 million in property operating expenses from the acquisition of Springfield Town Center in March 2015; and

•	an increase of $1.4 million in Same Store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

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

The following tables present NOI for the three and six months ended June 30, 2016 and 2015. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or reclassified as held for sale during the periods presented. A reconciliation of NOI to net income (loss) determined in accordance with GAAP appears under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

Three months ended June 30, 2016 and 2015:

	Same Store			Non Same Store			Total
(in thousands of dollars)	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Real estate revenue	$101,376	$98,347	3.1%	$3,947	$14,628	(73.0)%	$105,323	$112,975	(6.8)%
Property operating expenses	(39,090)	(38,426)	1.7%	(1,672)	(8,058)	(79.3)%	(40,762)	(46,484)	(12.3)%
Net Operating Income	$62,286	$59,921	3.9%	$2,275	$6,570	(65.4)%	$64,561	$66,491	(2.9)%

Total NOI decreased by $1.9 million, or 2.9%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a decrease of $4.3 million in NOI from Non Same Store properties. Same Store NOI increased by $2.4 million. Lease terminations were $0.1 million for each of the three months ended June 30, 2016 and 2015, respectively. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Six months ended June 30, 2016 and 2015:

	Same Store			Non Same Store			Total
(in thousands of dollars)	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Real estate revenue	$188,403	$187,073	0.7%	$31,768	$37,849	(16.1)%	$220,171	$224,922	(2.1)%
Property operating expenses	(73,223)	(74,616)	(1.9)%	(15,144)	(20,221)	(25.1)%	(88,367)	(94,837)	(6.8)%
Net Operating Income	$115,180	$112,457	2.4%	$16,624	$17,628	(5.7)%	$131,804	$130,085	1.3%

Total NOI increased by $1.7 million, or 0.8%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase of $2.7 million in NOI from Same Store properties. Non Same Store NOI decreased by $1.0 million. Lease terminations were $0.3 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.0 million, or 14%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease of $4.9 million related to properties sold in 2015 and 2016.

Depreciation and amortization expense decreased by $4.4 million, or 6%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to:

•	a decrease of $9.7 million related to properties sold in 2015 and 2016; partially offset by

•
an increase of $2.9 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings in the six months ended June 30, 2016; and

•	an increase of $2.4 million related to the March 2015 acquisition of Springfield Town Center.

Impairment of Assets

Impairment of assets for the three months ended June 30, 2016 consisted of $14.1 million in connection with sale negotiations with a prospective buyer of Washington Crown Center located in Washington, Pennsylvania. Impairment of assets for the three months ended June 30, 2015 included $28.7 million recorded in aggregate on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama.

Impairment of assets for the six months ended June 30, 2016 and 2015 included the items noted above, as well as $0.6 million recorded in March 2016 in connection with sale negotiations with a prospective buyer of an office building that we own in Voorhees, New Jersey, and $6.2 million recorded in 2015 in connection with the sale of Uniontown Mall in Uniontown, Pennsylvania.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses decreased by $0.6 million and $5.0 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to acquisition costs incurred in the three and six months ended June 30, 2015 related to our acquisition of Springfield Town Center in March 2015 and shareholder activist defense costs of $0.5 million and $1.5 million incurred in the three and six months ended June 30, 2015.

Interest Expense

Interest expense decreased by $4.1 million, or 19%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.10% for the three months ended June 30, 2016 compared to 4.69% for the three months ended June 30, 2015. Our weighted average debt balance was $1,731.5 million for the three months ended June 30, 2016, a decrease of $136.5 million, compared to $1,868.0 million for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2015 includes a prepayment penalty of $0.8 million in connection with the early repayment of the mortgage secured by Patrick Henry Mall and $0.2 million due to accelerated amortization of financing costs resulting from the June 2015 amendment to the 2013 Revolving Facility.

Interest expense decreased by $4.9 million, or 12%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was primarily due to lower interest rates and lower interest payments due to the sales of properties which were mortgaged. Our weighted average effective borrowing rate was 4.22% for the six months ended June 30, 2016 compared to 4.82% for the six months ended June 30, 2015. Our weighted average debt balance was $1,782.2 million for the six months ended June 30, 2016 compared to $1,725.8 million for the six months ended June 30, 2015. This decrease is primarily due to lower interest rates and lower interest payments due to the sales of properties that were mortgaged. We also recorded a loss on hedge ineffectiveness of $0.5 million, a $0.8 million prepayment penalty and $0.2 million of accelerated amortization of financing costs in the six months ended June 30, 2015.

Equity in Income of Partnerships

Equity in income of partnerships increased by $2.2 million, or 106%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily due to an increase in equity in income from the Fashion Outlets of Philadelphia due to decreased operating expenses, Gloucester Premium Outlets, which opened in 2015, and lower depreciation expenses, partially offset by income from properties sold in 2015.

Equity in income of partnerships increased by $4.0 million, or 96%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily due to an increase in equity in income from the Fashion Outlets of Philadelphia due to decreased operating expenses, Gloucester Premium Outlets, which opened in 2015, and lower bad debt and depreciation expenses, partially offset by income from properties sold in 2015.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2016 and 2015, respectively, to show the effect of such items as acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

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

A reconciliation of FFO to net income (loss) determined in accordance with GAAP appears below under the heading “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”

The following table presents FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the three months ended June 30, 2016 and 2015:

(in thousands, except per share amounts)	Three Months Ended June 30, 2016	% Change 2015 to 2016	Three Months Ended June 30, 2015
Funds from operations attributable to common shareholders and OP Unit holders	$32,319	10.3%	$29,311
Accelerated amortization of financing costs	—		1,030
Acquisition costs	—		138
Provision for employee separation expense	658		—
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$32,977	8.2%	$30,479
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.42	10.5%	$0.38
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted	$0.43	10.3%	$0.39

Weighted average number of shares outstanding	69,091		68,753
Weighted average effect of full conversion of OP Units	8,327		8,357
Effect of common share equivalents	68		425
Total weighted average shares outstanding, including OP Units	77,486		77,535

FFO attributable to common shareholders and OP Unit holders was $32.3 million for the three months ended June 30, 2016, an increase of $3.0 million, or 10.3%, compared to $29.3 million for the three months ended June 30, 2015. This increase is primarily due to the $4.0 million decrease in interest expense, a $2.4 million increase in Same Store NOI partially offset by a $4.3 million decrease in Non Same Store NOI due primarily to property sales in 2015 and 2016.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit increased by $0.04 to $0.42 per share for the three months ended June 30, 2016, compared to $0.38 for the three months ended June 30, 2015.

The following table presents FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted, for the six months ended June 30, 2016 and 2015:

(in thousands, except per share amounts)	Six Months Ended June 30, 2016	% Change 2015 to 2016	Six Months Ended June 30, 2015
Funds from operations attributable to common shareholders and OP Unit holders	$64,657	20.5%	$53,673
Acquisition costs	—		3,468
Provision for employee separation expense	1,193		—
Accelerated amortization costs	—		1,030
Loss on hedge ineffectiveness	143		512
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$65,993	12.5%	$58,683
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.83	15.3%	$0.72
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted	$0.85	7.6%	$0.79

Weighted average number of shares outstanding	69,032		68,660
Weighted average effect of full conversion of OP Units	8,333		5,291
Effect of common share equivalents	125		493
Total weighted average shares outstanding, including OP Units	77,490		74,444

FFO attributable to common shareholders and OP Unit holders was $64.7 million for the six months ended June 30, 2016, an increase of $11.0 million, or 20.5%, compared to $53.7 million for the six months ended June 30, 2015. This increase is primarily due to a decrease of $5.0 million in acquisition cost and other expenses, including $1.5 million of activist defense costs, a decrease of $4.9 million of interest expense, an increase of $2.7 million of Same Store NOI.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit increased by $0.11 to $0.83 per share for the six months ended June 30, 2016, compared to $0.72 for the six months ended June 30, 2015.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)	Consolidated	Share of Unconsolidated Partnerships	Total (a non- GAAP measure)
Real estate revenue	$92,739	$12,584	$105,323	$100,882	$12,093	$112,975
Property operating expenses	(37,532)	(3,230)	(40,762)	(42,014)	(4,470)	(46,484)
Net operating income (NOI)	55,207	9,354	64,561	58,868	7,623	66,491
General and administrative expenses	(8,883)	—	(8,883)	(9,126)	—	(9,126)
Provision for employee separation expense	(658)	—	(658)	—	—	—
Other income	1,514	—	1,514	811	—	811
Acquisition costs and other expenses	(243)	(1)	(244)	(817)	(14)	(831)
Interest expense, net	(17,067)	(2,577)	(19,644)	(21,126)	(2,566)	(23,692)
Depreciation of non real estate assets	(365)	—	(365)	(380)	—	(380)
Preferred share dividends	(3,962)	—	(3,962)	(3,962)	—	(3,962)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	25,543	6,776	32,319	24,268	5,043	29,311
Depreciation of real estate assets	(31,297)	(2,584)	(33,881)	(36,261)	(3,011)	(39,272)
Equity in income of partnerships	4,192	(4,192)	—	2,032	(2,032)	—
Impairment of assets	(14,118)	—	(14,118)	(28,667)	—	(28,667)
Gains on sales of interests in real estate	20,887	—	20,887	—	—	—
Preferred share dividends	3,962	—	3,962	3,962	—	3,962
Net income (loss)	$9,169	$—	$9,169	$(34,666)	$—	$(34,666)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in thousands of dollars)	Consolidated	Share of Unconsolidated Partnerships	Total (a non-GAAP measure)	Consolidated	Share of Unconsolidated Partnerships	Total (a non- GAAP measure)
Real estate revenue	$194,195	$25,976	$220,171	$199,666	$25,256	$224,922
Property operating expenses	(80,643)	(7,724)	(88,367)	(85,165)	(9,672)	(94,837)
Net operating income (NOI)	113,552	18,252	131,804	114,501	15,584	130,085
General and administrative expenses	(17,469)	—	(17,469)	(18,070)	—	(18,070)
Provision for employee separation expense	(1,193)	—	(1,193)	—	—	—
Other income	2,030	—	2,030	2,084	—	2,084
Acquisition costs and other expenses	(294)	(1)	(295)	(5,269)	(41)	(5,310)
Interest expense, net	(36,413)	(5,158)	(41,571)	(41,271)	(5,206)	(46,477)
Depreciation of non real estate assets	(734)	—	(734)	(758)	—	(758)
Gains on sales of interests in non operating real estate	9	—	9	43	—	43
Preferred share dividends	(7,924)	—	(7,924)	(7,924)	—	(7,924)
Funds from operations attributable to common shareholders and OP Unit holders (FFO)	51,564	13,093	64,657	43,336	10,337	53,673
Depreciation of real estate assets	(64,663)	(5,018)	(69,681)	(69,072)	(6,223)	(75,295)
Equity in income of partnerships	8,075	(8,075)	—	4,114	(4,114)	—
Impairment of assets	(14,724)	—	(14,724)	(34,907)	—	(34,907)
Gains on sales of interests in real estate	22,922	—	22,922	—	—	—
Preferred share dividends	7,924	—	7,924	7,924	—	7,924
Net income (loss)	$11,098	$—	$11,098	$(48,605)	$—	$(48,605)

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2016 were $40.6 million, based on distributions of $1.0312 per Series A Preferred Share, $0.9218 per Series B Preferred Share and $0.42 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

On June 30, 2016, Pennsylvania Real Estate Investment Trust (“PREIT”), PREIT Associates, L.P. (“PREIT Associates”) and PREIT-RUBIN, Inc. (“PRI” and, collectively with PREIT and PREIT Associates, the “Borrower”) entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%. At June 30, 2016, the rate in effect was 1.60% per annum in excess of LIBOR.

See note 4 in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of June 30, 2016, we had borrowed $400.0 million under the Term Loans, and $85.0 million was outstanding under our 2013 Revolving Facility, $7.4 million was pledged as collateral for letters of credit, and the unused portion of the 2013 Revolving Facility that was available to us was $252.0 million.

Interest Rate Derivative Agreements

As of June 30, 2016, we had entered into 26 interest rate swap agreements with a weighted average base interest rate of 1.27% on a notional amount of $627.7 million maturing on various dates through February 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

In July 2016, we entered into an additional interest rate swap agreement with an interest rate of 0.70% on a notional amount of $25.0 million.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2016 includes a net loss of $1.8 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of June 30, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $10.3 million. If we had breached any of the default provisions in these agreements as of June 30, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $10.9 million. We had not breached any of these provisions as of June 30, 2016.

Mortgage Loan Activity

In April 2016, we entered into a $130.0 million mortgage loan secured by Woodland Mall in Grand Rapids, Michigan. The new mortgage loan bears interest at the rate of 2.00% plus LIBOR and has a maturity date of April 2021. The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan.

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

Mortgage Loans

As of June 30, 2016, our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.46% at June 30, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.70% at June 30, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.10% at June 30, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2016:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Principal payments	$137,267	$8,974	$36,556	$39,142	$52,595
Balloon payments	1,099,614	—	218,469	27,161	853,984
Total	$1,236,881	$8,974	$255,025	$66,303	$906,579

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2016 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Mortgage loan principal payments	$1,236,881	$8,974	$255,025	$66,303	$906,579
Term Loans	400,000	—	—	300,000	100,000
2013 Revolving Facility	85,000	—	85,000	—	—
Interest on indebtedness (1)	328,521	33,703	117,796	91,559	85,463
Operating leases	6,464	1,056	3,887	1,512	9
Ground leases	315	282	6	6	21
Development and redevelopment commitments (2)	78,667	50,015	25,652	3,000	—
Total	$2,135,848	$94,030	$487,366	$462,380	$1,092,072
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

CASH FLOWS

Net cash provided by operating activities totaled $80.3 million for the six months ended June 30, 2016 compared to $62.9 million for the six months ended June 30, 2015. The increase in 2016 is primarily due to a decrease of $4.9 million in interest expense, a decrease in property operating expenses of $4.5 million, an increase in equity in income of partnerships of $4.0 million, a decrease in acquisition costs of $3.5 million, primarily related to the acquisition of Springfield Town Center, a decrease in escrows held of $3.2 million, and an increase in other liabilities of $2.1 million, partially offset by a decrease in revenue of $5.5 million and an increase in provision for employee separation expense of $1.1 million.

Cash flows provided by investing activities were $88.8 million for the six months ended June 30, 2016 compared to cash flows used in investing activities of $367.9 million for the six months ended June 30, 2015. Cash flows provided by investing activities for the six months ended June 30, 2016 included $131.6 million in proceeds from the sale of seven operating properties and two outparcels, investment in construction in progress of $28.1 million and real estate improvements of $15.3 million, primarily related to ongoing improvements at our properties. Investing activities for the first six months of 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia, investment in construction in progress of $14.0 million and real estate improvements of $16.9 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $175.1 million for the six months ended June 30, 2016 compared to cash flows provided by financing activities of $295.9 million for the six months ended June 30, 2015. Cash flows used in financing activities for the first six months of 2016 included mortgage loan repayments of $280.3 million, dividends and distributions of $40.6 million, and principal installments on mortgage loans of $8.4 million, partially offset by $20.0 million of 2013 Revolving Facility borrowings, borrowing of $130.0 million from the mortgage loan secured by Woodland Mall and additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall. Cash flows provided by financing activities for the six months ended June 30, 2015 included $270.0 million of net borrowings from the 2013 Revolving Facility, $120.0 million in net borrowings from the 2014 Term Loans, dividends and distributions of $39.2 million, and principal installment payments of $10.1 million, partially offset by $102.0 million of additional borrowings on the mortgage loan secured by Francis Scott Key Mall.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2016, our consolidated debt portfolio consisted primarily of $1,231.7 million of fixed and variable rate mortgage loans, $85.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.76%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 2.06%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 2.06% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.06%.

Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.46% at June 30, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.70% at June 30, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.1% at June 30, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2016	$8,134	4.25%	$840		2.46%
2017	166,244	5.29%	1,680		2.46%
2018	16,952	4.25%	155,149	(2)	2.14%
2019	17,692	4.25%	151,680	(3)	2.10%
2020 and thereafter	817,920	4.22%	385,590	(4)	2.34%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2016.

(2)	Includes 2013 Revolving Facility borrowings of $85.0 million with an interest rate of 1.76% as of June 30, 2016.

(3)	Includes Term Loan debt balance of $150.0 million with a weighted average interest rate of 2.06% as of June 30, 2016.

(4)	Includes Term Loan debt balance of $250.0 million with a weighted average interest rate of 2.06% as of June 30, 2016.

As of June 30, 2016, we had $694.9 million of variable rate debt. Also, as of June 30, 2016, we had entered into 26 interest rate swap agreements with an aggregate weighted average interest rate of 1.27% on a notional amount of $627.7 million maturing on various dates through February 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2016 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $71.7 million at June 30, 2016. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $70.9 million at June 30, 2016. Based on the variable rate debt included in our debt portfolio at June 30, 2016, a 100 basis point increase in interest rates would have resulted in an additional $1.1 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.1 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2016 and the average price paid per share. The May 2016 and June 2016 activity represents shares that were purchased from employees in connection with the payment of taxes due upon restricted share vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	—	$—	—	$—
May 1 - May 31, 2016	1,455	23.19	—	—
June 1 - June 30, 2016	2,407	21.28	—	—
Total	3,862	$22.00	—	$—

ITEM 6.  EXHIBITS.

10.1
Separation of Employment Agreement dated April 15, 2016 by and between Pennsylvania Real Estate Investment Trust, PREIT Associates L.P., PREIT Services, LLC and Ronald Rubin (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on April 29, 2016).

10.2	Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates L.P., PREIT-RUBIN, Inc., PREIT and the Financial institutions party thereto .

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	July 28, 2016
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

10.1
Separation of Employment Agreement dated April 15, 2016 by and between Pennsylvania Real Estate Investment Trust, PREIT Associates L.P., PREIT Services, LLC and Ronald Rubin (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the registrant on April 29, 2016).

10.2*	Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates L.P., PREIT-RUBIN, Inc., PREIT and the Financial institutions party thereto.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith