Form 10-Q
period 2016-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2016-11-04
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
Form 10-Q
____________________________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 31, 2016: 69,538,313

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,207,221	$3,297,520
Construction in progress	98,925	64,019
Land held for development	5,908	6,350
Total investments in real estate	3,312,054	3,367,889
Accumulated depreciation	(1,052,550)	(1,015,647)
Net investments in real estate	2,259,504	2,352,242
INVESTMENTS IN PARTNERSHIPS, at equity:	166,149	161,029
OTHER ASSETS:
Cash and cash equivalents	25,384	22,855
Tenant and other receivables (net of allowance for doubtful accounts of $7,128 and $6,417 at September 30, 2016 and December 31, 2015, respectively)	31,721	40,324
Intangible assets (net of accumulated amortization of $10,664 and $13,441 at September 30, 2016 and December 31, 2015, respectively)	20,283	22,248
Deferred costs and other assets, net	90,975	75,450
Assets held for sale	30,715	126,244
Total assets	$2,624,731	$2,800,392
LIABILITIES:
Mortgage loans payable	$1,227,690	$1,321,331
Term Loans	396,856	398,040
Revolving Facility	115,000	65,000
Tenants’ deposits and deferred rent	15,374	14,631
Distributions in excess of partnership investments	61,617	65,547
Fair value of derivative liabilities	6,482	2,756
Liabilities related to assets held for sale	1,093	69,918
Accrued expenses and other liabilities	64,048	78,539
Total liabilities	1,888,160	2,015,762
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of September 30, 2016 and December 31, 2015; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of September 30, 2016 and December 31, 2015; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,537 shares at September 30, 2016 and 69,197 shares at December 31, 2015	69,537	69,197
Capital contributed in excess of par	1,479,945	1,476,397
Accumulated other comprehensive loss	(8,100)	(4,193)
Distributions in excess of net income	(955,364)	(912,221)
Total equity—Pennsylvania Real Estate Investment Trust	586,099	629,261
Noncontrolling interest	150,472	155,369
Total equity	736,571	784,630
Total liabilities and equity	$2,624,731	$2,800,392

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
REVENUE:
Real estate revenue:
Base rent	$60,188	$68,378	$188,424	$200,069
Expense reimbursements	29,059	31,790	89,063	93,840
Percentage rent	825	866	1,661	1,712
Lease termination revenue	3,012	1,431	3,263	1,898
Other real estate revenue	3,176	2,355	8,044	6,967
Total real estate revenue	96,260	104,820	290,455	304,486
Other income	2,600	2,216	4,630	4,300
Total revenue	98,860	107,036	295,085	308,786
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(29,373)	(33,004)	(94,058)	(100,073)
Utilities	(4,753)	(5,311)	(13,216)	(15,419)
Other property operating expenses	(3,123)	(4,428)	(10,618)	(12,416)
Total property operating expenses	(37,249)	(42,743)	(117,892)	(127,908)
Depreciation and amortization	(26,820)	(36,108)	(92,217)	(105,938)
General and administrative expenses	(8,244)	(7,554)	(25,713)	(25,624)
Provision for employee separation expenses	(162)	(136)	(1,355)	(136)
Acquisition costs and other expenses	(1,080)	(427)	(1,374)	(5,696)
Total operating expenses	(73,555)	(86,968)	(238,551)	(265,302)
Interest expense, net	(17,198)	(19,668)	(53,611)	(60,939)
Impairment of assets	(9,865)	(51,412)	(24,589)	(86,319)
Total expenses	(100,618)	(158,048)	(316,751)	(412,560)
Loss before equity in income of partnerships, gains on sales of interests in non operating real estate and gains on sales of real estate	(1,758)	(51,012)	(21,666)	(103,774)
Equity in income of partnerships	4,643	2,385	12,718	6,499
Gains on sales of interests in non operating real estate	—	—	9	43
Gain on sale of interests in real estate	31	12,386	22,953	12,386
Net income (loss)	2,916	(36,241)	14,014	(84,846)
Less: net (income) loss attributable to noncontrolling interest	(312)	3,901	(1,502)	8,073
Net income available (loss attributable) to PREIT	2,604	(32,340)	12,512	(76,773)
Less: preferred share dividends	(3,962)	(3,962)	(11,886)	(11,886)
Net (loss attributable) income available to PREIT common shareholders	$(1,358)	$(36,302)	$626	$(88,659)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,916	$(36,241)	$14,014	$(84,846)
Noncontrolling interest	(312)	3,901	(1,502)	8,073
Dividends on preferred shares	(3,962)	(3,962)	(11,886)	(11,886)
Dividends on unvested restricted shares	(81)	(76)	(241)	(240)
Net (loss) income used to calculate earnings (loss) per share—basic and diluted	$(1,439)	$(36,378)	$385	$(88,899)

Basic and diluted (loss) earnings per share:	$(0.02)	$(0.53)	$0.01	$(1.29)

(in thousands of shares)
Weighted average shares outstanding—basic	69,129	68,807	69,065	68,710
Effect of common share equivalents (1)	—	—	386	—
Weighted average shares outstanding—diluted	69,129	68,807	69,451	68,710
_________________________

(1)
The Company had net losses used to calculate earnings per share for the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, therefore, the effects of common share equivalents of 361 and 352 for the three months ended September 2016 and 2015, respectively, and 423 for the nine months ended September 30, 2015 are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$2,916	$(36,241)	$14,014	$(84,846)
Unrealized gain (loss) on derivatives	3,823	(2,817)	(4,755)	(3,663)
Amortization of losses on settled swaps, net of gains	123	202	375	1,212
Total comprehensive income (loss)	6,862	(38,856)	9,634	(87,297)
Less: comprehensive (income) loss attributable to noncontrolling interest	(729)	4,184	(1,029)	8,337
Comprehensive income (loss) PREIT	$6,133	$(34,672)	$8,605	$(78,960)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended
September 30, 2016
(Unaudited)

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Noncontrolling interest
Balance December 31, 2015	$784,630	$46	$35	$69,197	$1,476,397	$(4,193)	$(912,221)	$155,369
Net income	14,014	—	—	—	—	—	12,512	1,502
Other comprehensive loss	(4,380)	—	—	—	—	(3,907)	—	(473)
Shares issued upon redemption of Operating Partnership units	—	—	—	26	574	—	—	(600)
Shares issued under employee compensation plans, net of shares retired	(1,230)	—	—	314	(1,544)	—	—	—
Amortization of deferred compensation	4,518	—	—	—	4,518	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(43,769)	—	—	—	—	—	(43,769)	—
Distributions paid to Series A preferred shareholders ($1.5498 per share)	(7,116)	—	—	—	—	—	(7,116)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,770)	—	—	—	—	—	(4,770)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(5,245)	—	—	—	—	—	—	(5,245)
Other distributions to noncontrolling interests, net	(81)	—	—	—	—	—	—	(81)
Balance September 30, 2016	$736,571	$46	$35	$69,537	$1,479,945	$(8,100)	$(955,364)	$150,472

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2016	2015
Cash flows from operating activities:
Net income (loss)	$14,014	$(84,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	93,561	99,271
Amortization	686	8,766
Straight-line rent adjustments	(1,953)	(1,321)
Provision for doubtful accounts	1,513	2,945
Amortization of deferred compensation	4,518	4,678
Loss on hedge ineffectiveness	143	512
Gains on sales of interests in real estate and non operating real estate, net	(22,962)	(12,429)
Equity in income of partnerships in excess of distributions	(5,070)	(3,006)
Amortization of historic tax credits	(1,768)	(1,591)
Impairment of assets and expensed project costs	24,589	86,648
Change in assets and liabilities:
Net change in other assets	1,753	2,564
Net change in other liabilities	(4,872)	(11,213)
Net cash provided by operating activities	104,152	90,978
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(319,986)
Additions to construction in progress	(48,312)	(21,697)
Investments in real estate improvements	(32,846)	(33,922)
Cash proceeds from sales of real estate	154,764	37,056
Additions to leasehold improvements	(449)	(381)
Investments in partnerships	(9,995)	(18,906)
Capitalized leasing costs	(4,394)	(4,837)
Decrease in cash escrows	3,098	1,803
Cash distributions from partnerships in excess of equity in income	6,014	4,873
Net cash provided by (used in) investing activities	67,880	(355,997)
Cash flows from financing activities:
Borrowings from term loans	—	120,000
Net borrowings from revolving facility	50,000	210,000
Proceeds from mortgage loans	139,000	272,044
Principal installments on mortgage loans	(12,711)	(14,945)
Repayments of mortgage loans	(280,327)	(272,776)
Payment of deferred financing costs	(3,335)	(3,634)
Dividends paid to common shareholders	(43,769)	(43,556)
Dividends paid to preferred shareholders	(11,886)	(11,886)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(5,245)	(3,951)
Value of shares of beneficial interest issued	947	1,081
Value of shares retired under equity incentive plans, net of shares issued	(2,177)	(5,655)
Net cash (used in) provided by financing activities	(169,503)	246,722
Net change in cash and cash equivalents	2,529	(18,297)
Cash and cash equivalents, beginning of period	22,855	40,433
Cash and cash equivalents, end of period	$25,384	$22,136

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 31 properties in 11 states, including 23 operating shopping malls, four other operating retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”)), and one is classified as “other.” The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania because that property has been classified as “held for sale” as of September 30, 2016.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2016, we held an 89.3% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2016, the total amount that would have been distributed would have been $191.4 million, which is calculated using our September 30, 2016 closing price on the New York Stock Exchange of $23.03 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,312,676 as of September 30, 2016.

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

New Accounting Developments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The standard is effective for annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2016 and December 31, 2015 were comprised of the following:

(in thousands of dollars)	As of September 30, 2016	As of December 31, 2015
Buildings, improvements and construction in progress	$2,806,529	$2,847,986
Land, including land held for development	505,525	519,903
Total investments in real estate	3,312,054	3,367,889
Accumulated depreciation	(1,052,550)	(1,015,647)
Net investments in real estate	$2,259,504	$2,352,242

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Development/Redevelopment Activities:
Salaries and benefits	$339	$309	$880	$683
Real estate taxes	176	323	202	599
Interest	851	758	2,221	1,562
Leasing Activities:
Salaries, commissions and benefits	1,378	1,610	4,394	4,837

Dispositions

The following table presents our dispositions for the nine months ended September 30, 2016:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	(Loss) Gain
				(in millions)
2016 Activity:
August 2016	Washington Crown Center Washington, Pennsylvania	Mall	14.5%	$20.0	$(0.1)
June 2016	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail	3.2%	45.0	20.3
March 2016	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	26.4	0.3
March 2016	Gadsden Mall, Gadsden, Alabama, New River Valley Mall, Christiansburg, Virginia, and Wiregrass Commons Mall, Dothan, Alabama (1)	Three Malls (single combined transaction)	17.4%	66.0	1.6
February 2016	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
_________________________
(1) In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at the rate of 6.00% per annum and has a maturity date of April 2026.

Other Real Estate Activity

In September 2016, we sold an office building adjacent to Voorhees Town Center for $4.0 million, and recorded a gain of $0.1 million.

In July 2016, we sold a non operating parcel located at Beaver Valley Mall for $0.8 million, and recorded no gain or loss on the sale of this parcel.

In June 2016, we sold an operating parcel located at Monroe Retail Center for $2.1 million, and recorded a gain of $0.6 million.

In January 2016, we sold a non operating parcel located at Sunrise Plaza for $2.0 million, and recorded no gain or loss on the sale of this parcel.

Impairment of Assets

In September 2016 we recorded a loss on impairment of assets on Beaver Valley Mall, in Monaca, Pennsylvania of $9.9 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

In June 2016 we recorded a loss on impairment of assets on Washington Crown Center, in Washington, Pennsylvania of $14.1 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in August 2016.

In March 2016 we recorded a loss on impairment of assets on an office building located in Voorhees, New Jersey of $0.6 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in September 2016.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2016 and December 31, 2015:

(in thousands of dollars)	As of September 30, 2016	As of December 31, 2015
ASSETS:
Investments in real estate, at cost:
Operating properties	$646,247	$636,774
Construction in progress	147,686	126,199
Total investments in real estate	793,933	762,973
Accumulated depreciation	(201,602)	(186,580)
Net investments in real estate	592,331	576,393
Cash and cash equivalents	34,505	37,362
Deferred costs and other assets, net(1)	36,671	39,890
Total assets	663,507	653,645
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable(1)	444,955	440,450
Other liabilities	22,131	30,425
Total liabilities	467,086	470,875
Net investment	196,421	182,770
Partners’ share	100,374	95,165
PREIT’s share	96,047	87,605
Excess investment (2)	8,485	7,877
Net investments and advances	$104,532	$95,482

Investment in partnerships, at equity	$166,149	$161,029
Distributions in excess of partnership investments	(61,617)	(65,547)
Net investments and advances	$104,532	$95,482
_________________________

(1)	The December 31, 2015 balance has been adjusted in connection with the Company's adoption of ASU No. 2015-03 “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (Note 1).

(2)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments as cash from operating activities up to an amount equal to the equity in income of partnerships. Amounts in excess of our share of the income in the equity investments are treated as a return of partnership capital and recorded as cash from investing activities.

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Real estate revenue	$29,475	$25,432	$85,867	$76,285
Operating expenses:
Property operating expenses	(8,196)	(8,768)	(25,216)	(28,819)
Interest expense	(5,388)	(5,211)	(16,165)	(15,653)
Depreciation and amortization	(5,840)	(6,508)	(17,367)	(18,806)
Other expenses	(2)	—	(4)	—
Total expenses	(19,426)	(20,487)	(58,752)	(63,278)
Net income	10,049	4,945	27,115	13,007
Less: Partners’ share	(5,397)	(2,647)	(14,496)	(6,667)
PREIT’s share	4,652	2,298	12,619	6,340
Amortization of and adjustments to excess investment	(9)	87	99	159
Equity in income of partnerships	$4,643	$2,385	$12,718	$6,499

Significant Unconsolidated Subsidiary

One of our unconsolidated subsidiaries, Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, in which we have a 50% partnership interest, met the conditions of significant unconsolidated subsidiaries as of September 30, 2016. The financial information of this entity is included in the amounts above. Summarized balance sheet information as of September 30, 2016 and December 31, 2015 and summarized statement of operations information for the three and nine months ended September 30, 2016 and 2015 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	September 30, 2016	December 31, 2015
Summarized balance sheet information
Total assets	$50,765	$48,352
Mortgage loan payable	127,125	128,883

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
Summarized statement of operations information
Revenue	$9,023	$8,903	$27,192	$26,807
Property operating expenses	(2,204)	(2,200)	(6,386)	(7,219)
Interest expense	(1,888)	(1,923)	(5,691)	(5,794)
Net income	4,066	3,964	12,544	11,284
PREIT’s share of equity in income
of partnership	2,033	1,982	6,272	5,642

4. FINANCING ACTIVITY

Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”), as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2015: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

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

As of September 30, 2016, we had borrowed $400.0 million under the Term Loans and $115.0 million under the 2013 Revolving Facility (with $7.4 million pledged as collateral for a letter of credit at September 30, 2016).
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2016	2015	2016	2015
2013 Revolving Facility
Interest expense	$805.0	$649.6	$2,277.4	$2,357.1
Deferred financing amortization	198.7	209.8	596.2	1,181.3

Term Loans
Interest expense	3,125.0	2,707.0	9,161.9	5,935.7
Deferred financing amortization	190.9	118.3	431.5	273.8

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2015), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of September 30, 2016 was $201.6 million.

Amounts borrowed under the Credit Agreements bear interest at the rate specified below per annum, depending on our leverage, in excess of LIBOR, unless and until we receive an investment grade credit rating and provide notice to the administrative agent (the “Rating Date”), after which alternative rates would apply. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2013 Revolving Facility is subject to a facility fee, which depends on leverage and is currently 0.25%, and is recorded in interest expense in the consolidated statements of operations.

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

(1) The rate in effect at September 30, 2016.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,227.7	$1,231.6	$1,321.3	$1,323.3

The mortgage loans contain various customary default provisions. As of September 30, 2016, we were not in default on any of the mortgage loans.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $50.2 million (net of capitalized interest of $2.2 million) and $56.2 million (net of capitalized interest of less than $1.6 million) for the nine months ended September 30, 2016 and 2015, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $250.0 million and $290.0 million for the nine months ended September 30, 2016 and 2015, respectively. Aggregate paydowns were $200.0 million and $230.0 million for the nine months ended September 30, 2016 and 2015, respectively.

In connection with the sale of Gadsden Mall, New River Valley Mall and Wiregrass Commons, we issued a mortgage note to the buyer in the amount of $17.0 million. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at the rate of 6.00% per annum and has a maturity date of April 2026.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $56.5 million, including commitments related to the redevelopment of the Fashion Outlets of Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction.

Provision for Employee Separation Expense

In 2016 and 2015, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $0.2 million and $1.4 million of employee separations expenses, respectively, for the three and nine months ended September 30, 2016.

Other

In 2015, in connection with the acquisition of Springfield Town Center in Springfield, Virginia, we recorded a contingent liability representing the estimated fair value of additional consideration that the seller would potentially be eligible to receive (the “Earnout”). As of December 31, 2015, the estimated fair value of the Earnout was $8.6 million. As of September 30, 2016, based on revised leasing assumptions and other factors, we revised our estimate and determined that the entire contingent liability associated with the Earnout should be eliminated. The change in the estimated fair value of this contingent liability is recorded as a component of depreciation and amortization expense in the accompanying consolidated statement of operations.

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

Interest Rate Swaps

As of September 30, 2016, we had entered into 26 interest rate swap agreements with a weighted average base interest rate of 1.25% on a notional amount of $627.7 million, maturing on various dates through March 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In March 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a loss on hedge ineffectiveness of $0.1 million.

Accumulated other comprehensive loss as of September 30, 2016 includes a net loss of $1.7 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at September 30, 2016 and December 31, 2015. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at September 30, 2016 (1)	Fair Value at December 31, 2015 (1)	Interest Rate	Effective Date of Forward Starting Swap	Maturity Date
Interest Rate Swaps
$25.0	N/A (2)	$(0.1)	1.10%		July 31, 2016
28.1	$(0.1)	(0.2)	1.38%		January 2, 2017
33.0	N/A(3)	—	3.72%		December 1, 2017
48.0	(0.2)	(0.1)	1.12%		January 1, 2018
7.6	0.1	—	1.00%		January 1, 2018
55.0	(0.2)	(0.1)	1.12%		January 1, 2018
30.0	(0.7)	(0.5)	1.78%		January 2, 2019
25.0	(0.4)	N/A	0.70%		January 2, 2019
20.0	(0.4)	(0.4)	1.78%		January 2, 2019
20.0	(0.4)	(0.3)	1.78%		January 2, 2019
20.0	(0.4)	(0.3)	1.79%		January 2, 2019
20.0	(0.4)	(0.3)	1.79%		January 2, 2019
20.0	(0.4)	(0.3)	1.79%		January 2, 2019
25.0	(0.2)	—	1.16%		January 2, 2019
25.0	(0.2)	—	1.16%		January 2, 2019
25.0	(0.2)	—	1.16%		January 2, 2019
20.0	(0.2)	—	1.16%		January 2, 2019
20.0	(0.2)	0.1	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.23%		June 26, 2020
20.0	(0.2)	0.2	1.24%		June 26, 2020
9.0	(0.1)	N/A	1.19%		February 1, 2021
35.0	(0.1)	N/A	1.01%		March 1, 2021
35.0	(0.1)	N/A	1.02%		March 1, 2021
20.0	(0.1)	N/A	1.01%		March 1, 2021
20.0	(0.1)	N/A	1.02%		March 1, 2021
20.0	(0.1)	N/A	1.02%		March 1, 2021

Forward Starting Swap
48.0	(0.5)	N/A	1.42%	January 2, 2018	February 1, 2021
	$(6.4)	$(1.7)
_________________________

(1)
As of September 30, 2016 and December 31, 2015, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)	This interest rate swap matured in July 2016.

(3)	This interest rate swap was terminated effective March 23, 2016.

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$2.6	$(3.9)	$(8.1)	$(5.5)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$1.3	$1.3	$3.9	$3.5	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$(0.1)	$(0.5)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2016, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $6.4 million. If we had breached any of the default provisions in these agreements as of September 30, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $7.0 million. We had not breached any of these provisions as of September 30, 2016.

8. HISTORIC TAX CREDITS
In the second quarter of 2012, we closed a transaction with a counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”), which has two stages of development. The Counterparty contributed equity of $5.5 million to the first stage through December 31, 2013 and $5.8 million to the second stage through September 30, 2014. In exchange for its contributions into the Project, the Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Counterparty’s contributions, other than the amounts allocated to a put option (whereby we might be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project), are classified as “Accrued expenses and other liabilities” and recognized as “Other income” in the consolidated financial statements as our obligation to deliver tax credits is relieved.
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Project, of which the first stage was completed in the second quarter of 2012, and the second stage was completed in the second quarter of 2013. Our obligation to the Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. We recognized the contribution received of $0.9 million from the Counterparty as “Other income” in the consolidated statements of operations related to the fourth recapture period of the first stage and $1.0 million related to the third recapture period of the first stage in each of the three and nine months, respectively, ended September 30, 2016 and 2015. We recognized the contribution received of $0.9 million related to the third recapture period of the second stage, and $0.9 million related to the second recapture period of the second stage in each of the three and nine months, respectively, ended September 30, 2016 and 2015. We also recorded $0.2 million and $0.3 million, respectively, of priority returns earned by the Counterparty in each of the three and nine months ended September 30, 2016 and 2015.

In the aggregate, we recorded net income of $1.8 million to “Other income” in the consolidated statements of operations in connection with the Project in each of the three and nine months ended September 30, 2016 and 2015, respectively.

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

We currently own interests in 31 retail properties in 11 states, of which 27 are operating properties, three are development properties, and one is under redevelopment. The 27 operating properties include 23 shopping malls and four other operating retail properties, have a total of 22.1 million square feet and are located in 10 states. We and partnerships in which we own an interest own 16.5 million square feet at these properties (excluding space owned by anchors). The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania because that property has been classified as “held for sale” as of September 30, 2016.

There are 21 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 18.0 million square feet, of which we own 13.7 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

Net income for the three months ended September 30, 2016 was $2.9 million, an increase of $39.2 million compared to net loss of $36.2 million for the three months ended September 30, 2015. This increase was primarily due to a decrease of impairment of assets from $51.4 million in three months ended September 30, 2015 to $9.9 million in the three months ended September 30, 2016, a $13.6 million decrease in operating expenses (primarily due to property sales) and a decrease of $2.5 million in interest expense, partially offset by a decrease in gains on sales of real estate of $12.4 million, and an $8.2 million decrease in base rent as compared to the three months ended September 30, 2015.

Net income for the nine months ended September 30, 2016 was $14.0 million, an increase of $98.9 million compared to net loss of $84.8 million for the nine months ended September 30, 2015. This increase was primarily due to a decrease in impairment of assets from $86.3 million in the nine months ended September 30, 2015 to $24.6 million in the nine months ended September 30, 2016, $23.0 million of gains on the sales of real estate assets in the nine months ended September 30, 2016, decreases of $13.7 million and $7.3 million in depreciation and amortization expenses and interest expense, respectively, as compared to the nine months ended September 30, 2016, $3.4 million in acquisition costs primarily related to Springfield Town Center in 2015 that did not recur in 2016, and $1.8 million of shareholder activist defense costs incurred in 2015 that did not recur in 2016.

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

Capital Improvements, Redevelopment and Development Projects

At our operating properties, we might engage in various types of capital improvement projects. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $98.9 million as of September 30, 2016.

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

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term, other than the redevelopment of the Fashion Outlets of Philadelphia.

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

See “Results of Operations” for a description of the losses on impairment of assets recorded during the three and nine months ended September 30, 2016 and 2015.

New Accounting Developments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The standard is effective for annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2016 and 2015:

	Occupancy (1) at September 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2016	2015	2016	2015	2016	2015
Retail portfolio weighted average:
Total excluding anchors	92.1%	91.7%	93.8%	94.1%	92.5%	92.2%
Total including anchors	94.6%	94.2%	95.0%	95.2%	94.7%	94.4%
Malls weighted average:
Total excluding anchors	92.1%	91.7%	94.8%	94.0%	92.3%	91.9%
Total including anchors	94.6%	94.2%	96.4%	95.9%	94.8%	94.4%
Other retail properties	N/A	N/A	93.8%	94.6%	93.8%	94.6%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented excludes properties sold or classified as held for sale in 2016 and 2015, and the Fashion Outlets of Philadelphia because the property is under redevelopment.

(2)
We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

(3)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2016:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	24	50,599	7.5	$59.71	N/A	N/A	N/A	N/A	$11.73
Over 10,000 sf	—	—	—	—	N/A	N/A	N/A	N/A	—
Total New Leases	24	50,599	7.5	$59.71	N/A	N/A	N/A	N/A	$11.73

Renewal Leases
Under 10,000 sf	36	105,880	4.3	$50.42	$48.24	$2.18	4.5%	12.0%	$0.39
Over 10,000 sf	4	105,957	3.5	14.26	13.41	0.85	6.3%	8.0%	—
Total Fixed Rent	40	211,837	4.2	$32.33	$30.82	$1.51	4.9%	11.2%	$0.21
Percentage in Lieu	2	12,402	2.0	$14.99	$22.73	$(7.74)	(34.1)%	N/A	$—
Total Renewal Leases	42	224,239	4.1	$31.37	$30.37	$1.00	3.3%	N/A	$0.21
Total Non Anchor(4)	66	274,838	5.3	$36.59

Anchor
Renewal Leases	3	427,899	6.7	$4.82	$4.58	$0.24	5.2%	N/A	$0.27
Total	3	427,899	6.7	$4.82
 _________________________

(1)
Initial gross rent renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, common area maintenance (“CAM”) charges, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

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

(4)
Includes seven leases and 26,111 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2016:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	77	179,635	7.5	$55.97	N/A	N/A	N/A	N/A	$9.03
Over 10,000 sf	4	110,153	10.0	19.07	N/A	N/A	N/A	N/A	9.48
Total New Leases	81	289,788	7.6	$41.94	N/A	N/A	N/A	N/A	$9.20

Renewal Leases
Under 10,000 sf	136	360,564	4.0	$55.20	$51.17	$4.03	7.9%	15.5%	$0.33
Over 10,000 sf	6	147,035	4.0	15.45	14.42	1.03	7.1%	8.5%	—
Total Fixed Rent	142	507,599	4.0	$43.69	$40.52	$3.17	7.8%	14.8%	$0.23
Percentage in Lieu	9	56,966	2.3	$14.66	$15.66	$(1.00)	(6.4)%	N/A	$—
Total Renewal Leases	151	564,565	3.9	$40.76	$38.02	$2.74	7.2%	N/A	$0.22
Total Non Anchor(4)	232	854,353	5.2	$41.16

Anchor
New Leases	1	90,000	10.0	$16.60	N/A	N/A	N/A	N/A	$3.68
Renewal Leases	9	916,298	5.1	4.10	$3.97	$0.13	3.3%	N/A	$0.16
Total	10	1,006,298	5.5	$5.22
 _________________________

(1)
Initial gross rent renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, common area maintenance (“CAM”) charges, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

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

(4)
Includes 22 leases and 53,022 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

As of September 30, 2016, for non anchor leases, the average gross rent per square foot as of the expiration date was $40.07 for the renewing leases in “Holdover” status and $51.29 for leases expiring in 2016.

Overview

Net income for the three months ended September 30, 2016 was $2.9 million, an increase of $39.2 million compared to net loss of $36.2 million for the three months ended September 30, 2015. This increase was primarily due to a decrease of impairment of assets from $51.4 million in three months ended September 30, 2015 to $9.9 million in the three months ended September 30, 2016, a $13.6 million decrease in operating expenses (primarily due to property sales) and a decrease of $2.5 million in interest expense, partially offset by a decrease in gains on sales of real estate of $12.4 million, and an $8.2 million decrease in base rent as compared to the three months ended September 30, 2015.

Net income for the nine months ended September 30, 2016 was $14.0 million, an increase of $98.9 million compared to net loss of $84.8 million for the nine months ended September 30, 2015. This increase was primarily due to a decrease in impairment of assets from $86.3 million in the nine months ended September 30, 2015 to $24.6 million in the nine months ended September 30, 2016, $23.0 million of gains on the sales of real estate assets in the nine months ended September 30, 2016, decreases of $13.7 million and $7.3 million in depreciation and amortization expenses and interest expense, respectively, as compared to the nine months ended September 30, 2016, $3.4 million in acquisition costs primarily related to Springfield Town Center in 2015 that did not recur in 2016, and $1.8 million of shareholder activist defense costs incurred in 2015 that did not recur in 2016.

The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		% Change 2015 to 2016	Nine Months Ended September 30,		% Change 2015 to 2016
(in thousands of dollars)	2016	2015		2016	2015
Real estate revenue	$96,260	$104,820	(8)%	$290,455	$304,486	(5)%
Property operating expenses	(37,249)	(42,743)	(13)%	(117,892)	(127,908)	(8)%
Other income	2,600	2,216	17%	4,630	4,300	8%
Depreciation and amortization	(26,820)	(36,108)	(26)%	(92,217)	(105,938)	(13)%
General and administrative expenses	(8,244)	(7,554)	9%	(25,713)	(25,624)	—%
Provision for employee separation expense	(162)	(136)	19%	(1,355)	(136)	896%
Acquisition costs and other expenses	(1,080)	(427)	153%	(1,374)	(5,696)	(76)%
Interest expense, net	(17,198)	(19,668)	(13)%	(53,611)	(60,939)	(12)%
Impairment of assets	(9,865)	(51,412)	(81)%	(24,589)	(86,319)	(72)%
Equity in income of partnerships	4,643	2,385	95%	12,718	6,499	96%
Gains on sales of interests in real estate	31	12,386	(100)%	22,953	12,386	85%
Gain on sales of interests in non operating real estate	—	—	—%	9	43	(79)%
Net income (loss)	$2,916	$(36,241)	108%	$14,014	$(84,846)	117%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $8.6 million, or 8%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to:

•	a decrease of $10.7 million in real estate revenue related to properties and real estate interests sold in 2015 and 2016;

•
a decrease of $0.5 million in Same Store (properties owned for the full periods presented) expense reimbursements due to a decrease in real estate tax expense (see “—Property Operating Expenses”); partially offset by

•
an increase of $1.7 million in Same Store lease terminations, including a combined termination fee of $2.8 million recorded in the three months ended September 30, 2016 from one tenant located at two of our properties;

•
an increase of $0.8 million in Same Store base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Springfield Town Center and Moorestown Mall.

Real estate revenue decreased by $14.0 million, or 5%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to:

•	a decrease of $27.0 million in real estate revenue related to properties and real estate interests sold in 2015 and 2016;

•
a decrease of $2.6 million in Same Store expense reimbursements, due to decreases in utility expense and snow removal expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties, and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; partially offset by

•	an increase of $11.7 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•
an increase of $1.6 million in Same Store base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Moorestown Mall and Cherry Hill Mall;

•
an increase of $1.5 million in Same Store lease terminations, including a combined $2.8 million received from one tenant located at two of our properties in the nine months ended September 30, 2016; and

•	an increase of $0.4 million in Same Store partnership marketing revenue.

Property Operating Expenses

Property operating expenses decreased by $5.5 million or 13% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to:

•	a decrease of $5.2 million in property operating expenses related to properties and real estate interests sold in 2015 and 2016;

•	a decrease of $0.7 million in Same Store real estate tax expense due to a real estate tax appeal refund at one property; and

•	a decrease of $0.3 million in Same Store bad debt expense primarily due to the collection of previously reserved amounts from a bankrupt tenant; partially offset by

•
an increase of $0.7 million in Same Store common area maintenance expense due to $0.2 million of increased personnel costs, a $0.2 million increase in common area utilities expense as a result of warmer temperatures across the Mid-Atlantic States, where many of our properties are located, resulting in higher electricity usage compared to the three months ended September 30, 2015, and increases in janitorial and loss prevention expenses.

Property operating expenses decreased by $10.0 million or 8% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to:

•	a decrease of $12.9 million in property operating expenses related to properties and real estate interests sold in 2015 and 2016;

•
a decrease of $1.0 million in Same Store non-common area utility expense as a result of warmer temperatures across the Mid-Atlantic States during the first quarter of 2016, resulting in lower electricity usage compared to the first quarter of 2015. In addition, there was a significant increase in electric rates during February 2015 due to extreme cold weather that particularly affected our properties located in Pennsylvania, New Jersey and Maryland that did not recur in 2016. These effects were partially offset by a warmer summer in the three months ended September 30, 2016;

•
a decrease of $0.9 million in Same Store common area maintenance expense, including a decrease of $0.8 million in snow removal expense. During the three months ended March 31, 2016, weather across the Mid-Atlantic States, where many of our properties are located, was milder and drier compared to the three months ended March 31, 2015; and

•	a decrease of $0.4 million in Same Store bad debt expense; partially offset by

•	an increase of $5.0 million in property operating expenses from the acquisition of Springfield Town Center in March 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased by $9.3 million, or 26%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to:

•	a decrease of $6.7 million due to a change in an estimated contingent liability recorded in connection with a property acquisition; and

•	a decrease of $5.2 million related to properties sold in 2015 and 2016; partially offset by

•
an increase of $2.5 million due to a higher asset base resulting from capital improvements related to new tenants at our Same Store properties, as well as accelerated amortization of capital improvements associated with several store closings in the three months ended September 30, 2016.

Depreciation and amortization expense decreased by $13.7 million, or 13%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to:

•	a decrease of $15.2 million related to properties sold in 2015 and 2016; and

•	a decrease of $8.7 million due to a change in an estimated contingent liability recorded in connection with a property acquisition; partially offset by

•	an increase of $5.5 million related to the March 2015 acquisition of Springfield Town Center; and

•
an increase of $4.6 million due to a higher asset base resulting from capital improvements related to new tenants at our Same Store properties, as well as accelerated amortization of capital improvements associated with store closings in the nine months ended September 30, 2016.

Impairment of Assets

Impairment of assets for the three months ended September 30, 2016 consisted of $9.9 million in connection with sale negotiations with a prospective buyer of Beaver Valley Mall located in Monaca, Pennsylvania. Impairment of assets for the three months ended September 30, 2015 included $39.1 million recorded on Voorhees Town Center in Voorhees, New Jersey and $12.3 million recorded on Lycoming Mall in Pennsdale, Pennsylvania.

Impairment of assets for the nine months ended September 30, 2016 and 2015 included the items noted above, as well as $14.1 million recorded in June 2016 in connection with sale negotiations with a prospective buyer of the Washington Crown Center in Washington, Pennsylvania, and $0.6 million recorded in March 2016 in connection with sale negotiations with a prospective buyer of an office building that we owned in Voorhees, New Jersey. In 2015, $7.5 million was recorded in connection with the sale of Uniontown Mall in Uniontown, Pennsylvania and an aggregate of $27.3 million on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses were $1.1 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. Included in the three months ended September 30, 2016 were $0.4 million of projects costs and $0.6 million of professional fees related to property dispositions.

Acquisition costs and other expenses were $1.4 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively. Included in the nine months ended September 30, 2015 were acquisition costs of $3.4 million and shareholder activist defense costs of $1.8 million.

Interest Expense

Interest expense decreased by $2.5 million, or 13%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.19% for the three months ended September 30, 2016 compared to 4.40% for the three months ended September 30, 2015. Our weighted average debt balance was $1,721.9 million for the three months ended September 30, 2016, a decrease of $135.6 million, compared to $1,857.5 million for the three months ended September 30, 2015.

Interest expense decreased by $7.3 million, or 12%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to lower interest rates and lower interest payments due to the sales of properties that were mortgaged. Our weighted average effective borrowing rate was 4.21% for the nine months ended September 30, 2016 compared to 4.69% for the nine months ended September 30, 2015. Our weighted average debt balance was $1,765.1 million for the nine months ended September 30, 2016 compared to $1,762.9 million for the nine months ended September 30, 2015. We also recorded a loss on hedge ineffectiveness of $0.5 million, a $0.8 million prepayment penalty and $0.2 million of accelerated amortization of financing costs in the nine months ended September 30, 2015.

Equity in Income of Partnerships

Equity in income of partnerships increased by $2.3 million, or 95%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily due to an increase in equity in income from the Fashion Outlets of Philadelphia due to recovery of previously reserved amounts, and Gloucester Premium Outlets, which opened in 2015, partially offset by decreased income resulting from property sales in 2015.

Equity in income of partnerships increased by $6.2 million, or 96%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in equity in income from the Fashion Outlets of Philadelphia due to recovery of previously reserved amounts, Gloucester Premium Outlets, which opened in 2015, a decrease in depreciation and amortization from Metroplex, partially offset by income from properties sold in 2015.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (NOI) and Funds from Operations (FFO) which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

•
We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. When we use and present NOI, we also do so on a same store (Same Store NOI) and non-same store (Non Same Store NOI) basis to differentiate between properties that we have owned for the full periods presented and properties acquired, sold or under redevelopment during those periods. Furthermore, our use and presentation of NOI combines NOI from our consolidated properties and NOI attributable to our share of unconsolidated properties in order to arrive at total NOI. We believe that this is also helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP as equity in income of partnerships. See “Unconsolidated Properties and Proportionate Financial Information” below.

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted to show the effect of items such as accelerated amortization of financing costs and prepayment penalties, acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness.

NOI and FFO are commonly used non-GAAP financial measures of operating performance in the real estate industry, and we use them as supplemental non-GAAP measures to compare our performance between different periods and to compare our performance to that of our industry peers. Our computation of NOI, FFO and other non-GAAP financial measures, such as Same Store NOI, Non Same

Store NOI, NOI attributable to our share of unconsolidated properties, and FFO, as adjusted, may not be comparable to other similarly titled measures used by our industry peers. None of these measures are measures of performance in accordance with GAAP, and they have limitations as analytical tools. They should not be considered as alternative measures of our net income, operating performance, cash flow or liquidity. They are not indicative of funds available for our cash needs, including our ability to make cash distributions. Please see below for a discussion of these non-GAAP measures and their respective reconciliation to the most directly comparable GAAP measure.

Unconsolidated Properties and Proportionate Financial Information

The non-GAAP financial measures presented below incorporate financial information attributable to our share of unconsolidated properties. This proportionate financial information is non-GAAP financial information, but we believe that it is helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP using the equity method of accounting. Under such method, earnings from these unconsolidated partnerships are recorded in our statements of operations prepared in accordance with GAAP under the caption entitled “Equity in income of partnerships.”

To derive the proportionate financial information reflected in the tables below as “unconsolidated,” we multiplied the percentage of our economic interest in each partnership on a property-by-property basis by each line item. Under the partnership agreements relating to our current unconsolidated partnerships with third parties, we own a 25% to 50% economic interest in such partnerships, and there are generally no provisions in such partnership agreements relating to special non-pro rata allocations of income or loss, and there are no preferred or priority returns of capital or other similar provisions. While this method approximates our indirect economic interest in our pro rata share of the revenue and expenses of our unconsolidated partnerships, we do not have a direct legal claim to the assets, liabilities, revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner in the event of any liquidation of such entity. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. Accordingly, NOI and FFO results based on our share of the results of unconsolidated partnerships do not represent cash generated from our investments in these partnerships.

We have determined that we hold a noncontrolling interest in each of our unconsolidated partnerships, and account for such partnerships using the equity method of accounting, because:

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

We hold legal title to a property owned by one of our unconsolidated partnerships through a tenancy in common arrangement. For this property, such legal title is held by us and another entity, and each has an undivided interest in title to the property. With respect this property, under the applicable agreements between us and the entity with ownership interests, we and such other entity have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other entity owning an interest in the property. Hence, we account for this property like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from this property appear under the caption “Investments in partnerships, at equity.”

For further information regarding our unconsolidated partnerships, see note 3 to our unaudited consolidated financial statements.

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, gain on sale of interest in real estate, impairment of assets, acquisition costs and other expenses.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of or under redevelopment during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI. Springfield Town Center is included in Same Store NOI for the three months ended September 30, 2016 and 2015, respectively, and excluded for the nine months ended September 30, 2016 and 2015, respectively.

The table below reconciles net income (loss) to NOI of our consolidated properties for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$2,916	$(36,241)	$14,014	$(84,846)
Other income	(2,600)	(2,216)	(4,630)	(4,300)
Depreciation and amortization	26,820	36,108	92,217	105,938
General and administrative expenses	8,244	7,554	25,713	25,624
Employee separation expenses	162	136	1,355	136
Acquisition and other expenses	1,080	427	1,374	5,696
Interest expense	17,198	19,668	53,611	60,939
Impairment of assets	9,865	51,412	24,589	86,319
Equity in income of partnerships	(4,643)	(2,385)	(12,718)	(6,499)
Gains on sales of interests in real estate, net	(31)	(12,386)	(22,953)	(12,386)
Gains on sales of non operating real estate	—	—	(9)	(43)
NOI - consolidated properties	$59,011	$62,077	$172,563	$176,578

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Equity in income of partnerships	$4,643	$2,385	$12,718	$6,499
Depreciation and amortization	2,571	3,142	7,591	9,365
Interest and other expenses	2,571	2,579	7,729	7,826
Net operating income from equity method investments at ownership share	$9,785	$8,106	$28,038	$23,690

The table below presents total NOI and total NOI excluding lease terminations for the three months ended September 30, 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2016	2015	2016	2015	2016	2015
NOI from consolidated properties	$57,890	$55,453	$1,121	$6,624	$59,011	$62,077
NOI from equity method investments at ownership share	7,486	6,672	2,299	1,434	9,785	8,106
Total NOI	$65,376	$62,125	$3,420	$8,058	$68,796	$70,183
Less: lease termination revenue	3,770	1,340	90	140	3,860	1,480
Total NOI - excluding lease termination revenue	$61,606	$60,785	$3,330	$7,918	$64,936	$68,703

Total NOI decreased by $1.4 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease of $4.6 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2015 and 2016 partially offset by recovery of previously reserved amounts. Same Store NOI increased by $3.3 million primarily driven by an incremental $1.1 million increase from Springfield Town Center and $2.4 million increase in lease termination revenue, partially offset by $0.7 million of lower revenue from tenants that filed for bankruptcy in 2016. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease terminations for the nine months ended September 30, 2016:

	Total (non GAAP)
(in thousands of dollars)	2016	2015
NOI from consolidated properties	$172,563	$176,578
NOI from equity method investments at ownership share	28,038	23,690
Total NOI	$200,601	$200,268
Less: lease termination revenue	4,158	1,961
Total NOI - excluding lease termination revenue	$196,443	$198,307

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2016 and 2015, respectively, to show the effect of such items as accelerated amortization of deferred financing costs and prepayment penalties, acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as accelerated amortization of deferred financing costs and prepayment penalties, acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO, as adjusted, attributable to common shareholders and OP Unit holders and FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$2,916	$(36,241)	$14,014	$(84,846)
Depreciation and amortization on real estate
Consolidated properties	26,448	35,730	91,109	104,802
PREIT’s share of equity method investments	2,571	3,142	7,591	9,365
Gains on sales of interests in real estate	(31)	(12,386)	(22,953)	(12,386)
Impairment of assets	9,865	51,412	24,589	86,319
Dividends on preferred shares	(3,962)	(3,962)	(11,886)	(11,886)
Funds from operations attributable to common shareholders and OP Unit holders	$37,807	$37,695	$102,464	$91,368
Accelerated amortization of financing costs and prepayment penalty	—	41	—	1,071
Acquisition costs	—	2	—	3,470
Provision for employee separation expense	162	136	1,355	136
Loss on hedge ineffectiveness	—	—	143	512
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$37,969	$37,874	$103,962	$96,557
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.49	$0.49	$1.32	$1.21
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.49	$0.49	$1.34	$1.28

Weighted average number of shares outstanding	69,129	68,807	69,065	68,710
Weighted average effect of full conversion of OP Units	8,319	8,345	8,328	6,320
Effect of common share equivalents	361	352	386	423
Total weighted average shares outstanding, including OP Units	77,809	77,504	77,779	75,453

FFO attributable to common shareholders and OP Unit holders was $37.8 million for the three months ended September 30, 2016, an increase of $0.1 million, or 0.3%, compared to $37.7 million for the three months ended September 30, 2015. This increase is primarily due to the $2.5 million decrease in interest expense, a $3.3 million increase in Same Store NOI partially offset by a $4.6 million decrease in Non Same Store NOI due primarily to property sales in 2015 and 2016 and increases in other expenses including general and administrative, and project and other expenses.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.49 per share for the three months ended September 30, 2016 and the three months ended September 30, 2015.

FFO attributable to common shareholders and OP Unit holders was $102.5 million for the nine months ended September 30, 2016, an increase of $11.1 million, or 12.1%, compared to $91.4 million for the nine months ended September 30, 2015. This increase is primarily due to a decrease of $4.4 million in acquisition costs and other expenses, including $1.8 million of activist defense costs and a decrease of $7.4 million of interest expense.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit increased by $0.11 to $1.32 per share for the nine months ended September 30, 2016, compared to $1.21 for the nine months ended September 30, 2015.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the nine months ended September 30, 2016 were $60.9 million, based on distributions of $1.5498 per Series A Preferred Share, $1.3827 per Series B Preferred Share and $0.63 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan.

On June 30, 2016, Pennsylvania Real Estate Investment Trust (“PREIT”), PREIT Associates, L.P. (“PREIT Associates”) and PREIT-RUBIN, Inc. (“PRI” and, collectively with PREIT and PREIT Associates, the “Borrower”) entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%. At September 30, 2016, the rate in effect was 1.60% per annum in excess of LIBOR.

See note 4 in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of September 30, 2016, we had borrowed $400.0 million under the Term Loans, and $115.0 million was outstanding under our 2013 Revolving Facility, $7.4 million was pledged as collateral for letters of credit, and, pursuant to certain covenants in the 2013 Revolving Facility, the unused portion of the 2013 Revolving Facility that was available to us was $201.6 million.

Interest Rate Derivative Agreements

As of September 30, 2016, we had entered into 26 interest rate swap agreements with a weighted average base interest rate of 1.25% on a notional amount of $627.7 million, maturing on various dates through March 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2016 includes a net loss of $1.7 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of September 30, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $6.4 million. If we had breached any of the default provisions in these agreements as of September 30, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $7.0 million. We had not breached any of these provisions as of September 30, 2016.

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

Mortgage Loans

As of September 30, 2016, our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.46% at September 30, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.76% at September 30, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.11% at September 30, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2016:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Principal payments	$132,929	$4,637	$36,556	$39,142	$52,594
Balloon payments	1,099,614	—	218,469	27,161	853,984
Total	$1,232,543	$4,637	$255,025	$66,303	$906,578

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2016 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Mortgage loan principal payments	$1,232,543	$4,637	$255,025	$66,303	$906,578
Term Loans	400,000	—	—	300,000	100,000
2013 Revolving Facility	115,000	—	115,000	—	—
Interest on indebtedness (1)	310,001	16,529	115,241	89,840	88,391
Operating leases	6,373	543	4,084	1,723	23
Ground leases	7,874	141	1,126	1,126	5,481
Development and redevelopment commitments (2)	56,458	22,653	30,805	3,000	—
Total	$2,128,249	$44,503	$521,281	$461,992	$1,100,473
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

CASH FLOWS

Net cash provided by operating activities totaled $104.2 million for the nine months ended September 30, 2016 compared to $91.0 million for the nine months ended September 30, 2015. The increase in 2016 is primarily due to a decrease of $7.3 million in interest expense, a decrease in property operating expenses of $10.0 million, an increase in equity in income of partnerships of $6.2 million, a decrease in acquisition costs and other expenses of $4.3 million, primarily related to the acquisition of Springfield Town Center, partially offset by a decrease in revenue of $14.0 million and an increase in provision for employee separation expense of $1.2 million.

Cash flows provided by investing activities were $67.9 million for the nine months ended September 30, 2016 compared to cash flows used in investing activities of $356.0 million for the nine months ended September 30, 2015. Cash flows provided by investing activities for the nine months ended September 30, 2016 included $154.8 million in proceeds from the sale of seven operating properties and two outparcels, investment in construction in progress of $48.3 million and real estate improvements of $32.8 million, primarily related to ongoing improvements at our properties. Investing activities for the first nine months of 2015 included $320.0 million used in acquiring Springfield Town Center in Springfield, Virginia in 2015,

investment in construction in progress of $21.7 million and real estate improvements of $33.9 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $169.5 million for the nine months ended September 30, 2016 compared to cash flows provided by financing activities of $246.7 million for the nine months ended September 30, 2015. Cash flows used in financing activities for the first nine months of 2016 included mortgage loan repayments of $280.3 million, dividends and distributions of $60.9 million, and principal installments on mortgage loans of $12.7 million, partially offset by $50.0 million of 2013 Revolving Facility borrowings, borrowing of $130.0 million from the mortgage loan secured by Woodland Mall and additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall. Cash flows provided by financing activities for the nine months ended September 30, 2015 included $210.0 million of 2013 Revolving Facility borrowings, $120.0 million in Term Loan borrowing, a $170.0 million mortgage loan secured by Willow Grove Park, a $96.2 million mortgage loan secured by Patrick Henry Mall and $5.8 million of additional borrowing from the mortgage loan secured by Francis Scott Key Mall, partially offset by cash flows used by financing activities of $133.6 million used to repay the prior mortgage loan secured by Willow Grove Park, $83.8 million to repay the prior mortgage loan secured by Patrick Henry Mall, $55.3 million used to repay the mortgage loan secured by Magnolia Mall, dividends and distributions of $59.4 million, and principal installment payments of $14.9 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2016, our consolidated debt portfolio consisted primarily of $1,227.7 million of fixed and variable rate mortgage loans, $115.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 1.82%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 2.12%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 2.12% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.12%.

Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to October 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.46% at September 30, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.76% at September 30, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.11% at September 30, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2016	$4,217	4.25%	$420		2.52%
2017	166,244	5.29%	1,680		2.52%
2018	16,952	4.25%	185,149	(2)	2.13%
2019	17,692	4.25%	151,680	(3)	2.17%
2020 and thereafter	772,669	4.22%	430,840	(4)	2.41%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2016.

(2)	Includes 2013 Revolving Facility borrowings of $115.0 million with an interest rate of 1.82% as of September 30, 2016.

(3)	Includes Term Loan debt balance of $150.0 million with a weighted average interest rate of 2.12% as of September 30, 2016.

(4)	Includes Term Loan debt balance of $250.0 million with a weighted average interest rate of 2.12% as of September 30, 2016.

As of September 30, 2016, we had $769.8 million of variable rate debt. Also, as of September 30, 2016, we had entered into 26 interest rate swap agreements with an aggregate weighted average interest rate of 1.25% on a notional amount of $627.7 million maturing on various dates through March 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2016 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $62.8 million at September 30, 2016. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $64.2 million at September 30, 2016. Based on the variable rate debt included in our debt portfolio at September 30, 2016, a 100 basis point increase in interest rates would have resulted in an additional $1.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.4 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2016 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	2,236	$21.62	—	$—
August 1 - August 31, 2016	—	—	—	—
September 1 - September 30, 2016	—	—	—	—
Total	2,236	$21.62	—	$—

ITEM 6.  EXHIBITS.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 4, 2016
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith