Form 10-K
period 2016-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2017-02-28
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6300
_________________________________________________________
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)
_________________________________________________________

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 875-0700
_________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	New York Stock Exchange
Series A Preferred Shares, par value $0.01 per share	New York Stock Exchange
Series B Preferred Shares, par value $0.01 per share	New York Stock Exchange
Series C Preferred Shares, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2016, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.4 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 23, 2017, 69,480,553 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2016, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend.” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify  forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	our substantial debt and the liquidation preference value of our preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our principal credit agreements;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

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
We currently own interests in 30 retail properties, of which 26 are operating properties and four are development or redevelopment properties. The 26 operating properties include 22 shopping malls and four other retail properties, have a total of 21.7 million square feet and are located in 9 states. We and partnerships in which we hold an interest own 16.4 million square feet at these properties (excluding space owned by anchors or third parties). In 2016, we sold six of our wholly owned mall properties and two street retail properties, and in 2017 we sold two of our wholly owned mall properties.
There are 20 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 17.6 million square feet, of which we own 13.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia). This redevelopment is expected to be open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania and Crossroads Mall in Beckley, West Virginia because these properties have been classified as “held for sale” as of December 31, 2016 and were sold in January 2017.
We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things.
To enhance the experience for shoppers, most of our malls have restaurants and/or food courts, and some of the malls have multi-screen movie theaters and other entertainment options, either as part of the mall or on outparcels around the perimeter of the mall property. In addition, many of our malls have outparcels containing restaurants, banks or other stores. Our malls frequently serve as a central place for community, promotional and charitable events in their geographic trade areas.
The largest mall in our retail portfolio is 1.4 million square feet and contains 131 stores, and the smallest is 0.5 million square feet and contains 72 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants, junior anchors or large format retailers. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2016, 91% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.0% to 11.4%, with approximately 71% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
The majority of our leases also provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is historically related to the tenant’s pro rata share of space at the property. As discussed below, we have continued

to shift the provision in our leases that addresses these items to be a fixed amount, which gives greater predictability to tenants, and a majority of such revenue is derived from leases specifying fixed CAM reimbursements.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B properties. The classification of a mall can change, and one of the goals of our current property strategic plans and remerchandising programs is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The malls that we have sold pursuant to our strategic property disposition program have generally been Class C properties.

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
Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio
Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its NOI (a non-GAAP measure; as defined below) from higher productivity properties, and one that is represented in the vicinity of a few major east coast cities. One avenue we used for raising the level of quality of our portfolio was by disposing of certain assets, which had sales productivity or occupancy below the average for our portfolio. In 2016, we sold Palmer Park Mall, Gadsden Mall, New River Valley Mall, Wiregrass Commons Mall, Lycoming Mall, Washington Crown Center and two street retail properties, and in 2017 we sold Beaver Valley Mall and Crossroads Mall. At December 31, 2015, these properties had average aggregate sales per square foot of $308 and total occupancy of 94.2%, which were substantially less than the metrics for the balance of our portfolio.
In addition to our strategic property disposition program, we seek to selectively acquire high quality properties to enhance our portfolio.
As discussed below under “—Improving the Operating Results of Our Properties,” we believe that our disposition program, our acquisition of Springfield Town Center and our redevelopment program will aid our bargaining position in lease negotiations and potentially enabled us to obtain increased rental rates.
Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and usually require some use of capital. The table below sets forth our property redevelopment summary as of December 31, 2016.

NAME OF PROJECT LOCATION	PREIT's PROJECTED SHARE OF COST (1)	TOTAL PROJECT COST (1)	PREIT'S INVESTMENT TO DATE	TARGETED RETURN ON INCREMENTAL INVESTMENT	CONSTRUCTION START DATE	EXPECTED CON- STRUCTION COMPLETION	STABILIZATION YEAR
	(in millions)	(in millions)	(in millions)

Fashion Outlets of Philadelphia (2) Philadelphia, PA	$152.5-$182.5	$305-$365	$50.9	8-9%	2016	2018	2020
-Complete overhaul of the former Gallery at Market East, spanning three city blocks in downtown Philadelphia. Project will offer a fusion of luxury and moderate outlet shops, flagship retail, destination dining and entertainment experiences.

Woodland Mall Grand Rapids, MI	$106-$114	$106-$114	$27.7	7-8%	2017	2019	2020
-Upgrade of existing tenant mix inclusive of 90,000 square foot Von Maur, along with an array of high-quality retail in enclosed small shop space and 30,000 square feet of quality polished casual restaurants, will join the roster, replacing a Sears store, in 2019.

The Mall at Prince Georges Hyattsville, MD	$30-$31	$30-31	$4.6	8-9%	2016	2018	2019
-Property remerchandising, including H&M, with plans to add fast casual restaurants and other retail on the exterior of the mall. Minor interior cosmetic renovation and exterior re-facing planned.

Plymouth Meeting Mall Plymouth Meeting, PA	$7	$7	$4.7	8-9%	2016	2017	2018
-Addition of 33,000 sf Legoland Discovery Center, one of nine in the United States.

Anchor replacements:

Capital City Mall Camp Hill, PA	$28-$30	$28-30	$0.1	7-9%	2017	2017	2019
-58,000 square foot Dick’s Sporting Goods will replace Sears along with 2-3 additional, exterior-access medium boxes.

Exton Square Mall - Phase I Exton, PA	$29	$29	$28.0	9-10%	2016	2017	2018
-55,000 sf Whole Foods to open on site of K-Mart in 2017; -Addition of first to market entertainment complex, Round 1, in the former JCPenney anchor store location.

Magnolia Mall Florence, SC	$15-$19	$15-$19	$1.0	7-9%	2017	2017	2019
-60,000 square foot, first-to-market Burlington will replace Sears along with 2 additional, exterior-access medium boxes.

Viewmont Mall Scranton, PA	$21-$22	$21-$22	$6.1	8-9%	2016	2017	2018
-Dick's Sporting Goods/Field & Stream concept and HomeGoods to replace Sears anchor store location.

(1) PREIT's projected share of costs and total project cost are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2) Total Project Costs are net of $25.0 million of approved public financing grants that will be a reduction of costs.

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop the Fashion Outlets of Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. The Fashion Outlets of Philadelphia is in a key location in central

Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites.
An important aspect of any redevelopment project, including the redevelopment of the Fashion Outlets of Philadelphia, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be dislodged as space for the redevelopment is aggregated, which affects tenant sales and rental rates. As the Fashion Outlets of Philadelphia is redeveloped, it is expected that occupancy, sales and NOI will continue to decrease until the newly constructed space is completed, leased and occupied. As of December 31, 2016, the portion of the Fashion Outlets of Philadelphia that was formerly known as Gallery I and the rest of the inline space at the Fashion Outlets of Philadelphia was closed, and most of the space was closed for the majority of 2016. Through December 31, 2016, we had incurred costs of $50.9 million relating to the redevelopment.
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
Vacant Anchor Replacements. In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. Since 2012, we reduced the number of Sears locations from 27 to 10, and the number of Macy’s locations from 25 to 19. In December 2016, we acquired the Sears property at Woodland Mall and we have executed agreements to recapture the Sears premises at Capital City Mall and Magnolia Mall in 2017. We are in various stages of negotiations regarding the three stores in our portfolio that Macy’s will be closing.

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Closed/Closing	Date De- commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Cumberland Mall	JC Penney (1)	51	Q3 15	Q3 2015	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney (1)	118	Q2 15	n/a	Round 1	58	Q4 16
In process:
Exton Square Mall	K-mart (1)	96	Q1 16	Q2 2016	Whole Foods	58	Q4 17
Valley Mall	Macy's (2)(5)	120	Q1 16	n/a	To be determined
Viewmont Mall	Sears (1)	193	Q3 16		Dick's Sporting Goods/Field & Stream	90	Q4 17
					Home Goods	23	Q4 17
Pending:
Capital City Mall	Sears (1)	101	Q1 17	n/a	Dick's Sporting Goods, Junior anchor	62	Q3 17
					Junior anchor, restaurants and small shop space	55
Woodland Mall	Sears (1)(4)	313	Q2 17	n/a	Von Maur	86	Q4 19
					Junior anchor, restaurants and small shop space	203	Q4 19
Magnolia Mall	Sears (1)	91	Q1 17	n/a	Burlington	46	Q4 17
					Junior anchor and small shop space
Plymouth Meeting Mall	Macy's (3)	215	Q1 17	n/a	To be determined
Moorestown Mall	Macy's (2)	200	Q1 17	n/a	To be determined
Valley View Mall	Macy's (2)(5)	100	Q1 17	n/a	To be determined

(1)	Property is PREIT owned

(2)	Property is tenant owned

(3)	Property is third party owned

(4)	Purchased by PREIT from tenant in the fourth quarter of 2016, under license to Sears until April 30, 2017

(5)	Under contract of sale with PREIT; Macy's at Valley Mall is closed, Macy's at Valley View Mall will close March 31, 2017

Improving the Operating Results of Our Properties
We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non anchor and total occupancy in our properties. In 2016, non anchor occupancy at our malls remained at 93.5% and total occupancy at our malls increased by 80 basis points to 95.9%. In connection with the remerchandising plans at several of our properties described above, we are seeking or have obtained tenants for space in our properties that are the focus of remerchandising plans and for new space of different types such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.
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

Rental Rates and Releasing Spreads. For the year ended December 31, 2016, we generated sales per square foot of $464 from our malls, an increase of 7.4% from 2015, excluding sold malls and Fashion Outlets of Philadelphia, which is under redevelopment. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. In 2016, renewal spreads increased 4.8% on non anchor leases under 10,000 square feet and 7.1% for non anchor leases of at least 10,000 square feet. Despite a significant increase in sales productivity, occupancy costs have remained relatively constant. We believe we have a meaningful opportunity to drive NOI and asset values by capitalizing on this increased sales productivity through increased rents on renewals or replacing underperforming tenants.
As discussed above, in 2016, we sold six malls and two street retail properties, and in January 2017, we disposed of two additional malls. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.
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
Operating Expenses and CAM Reimbursements. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash removal. These contracts provide reasonable control, certainty and predictability. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, and we expect to continue with this approach. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
With respect to CAM reimbursements, we have converted many of our leases to fixed CAM reimbursement, in contrast to the traditional pro rata CAM reimbursement. Fixed CAM reimbursement, while shifting some risk to us as landlord, offers tenants increased predictability of their costs, a decrease in the number of items to be negotiated in a lease thus speeding lease execution, and reduced need for detailed CAM billings, reconciliations and collections. It is taking several years for all tenants of our properties to be subject to leases with a fixed CAM reimbursement provision, but we believe there is an opportunity to increase our operating margins.
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
External Opportunities. We seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities will likely involve some use of debt or equity capital. As discussed above, in March 2015, we completed the acquisition of Springfield Town Center. The redeveloped property re-opened in October 2014, its facilities are currently being leased, and we expect operations at the property to stabilize in 2018.

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
Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity
Leverage. We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include selling properties or interests in properties with values in excess of their mortgage loans and applying any excess proceeds to debt reduction; entering into joint ventures or other partnerships or arrangements involving our contribution of assets; issuing common or preferred equity or equity-related securities if market conditions are favorable; or through other actions. Along these lines, we issued 6,900,000 shares of 7.20% Series C Preferred Shares for net proceeds of $166.6 million in January 2017.
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
Liquidity. As of December 31, 2016, our consolidated balance sheet reflected $9.8 million in cash and cash equivalents. We believe that this amount and our net cash provided by operations, together with the available credit under the 2013 Revolving Facility and other sources of capital, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.
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

RECENT DEVELOPMENTS
Dispositions
The table below presents our dispositions of consolidated properties since January 1, 2016:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	$24.8	$—
2016
February	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	$18.0	$0.1
March	Gadsden Mall, Gadsden, Alabama; New River Valley Mall, Christiansburg, Virginia; and Wiregrass Commons Mall; Dothan, Alabama(1)	Three Malls (single combined transaction)	17.4%	$66.0	$1.6
	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	$26.4	$0.3
June	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail (two properties)	3.2%	$45.0	$20.3
August	Washington Crown Center, Washington, Pennsylvania	Mall	14.5%	$20.0	$(0.1)

(1)
In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at a fixed rate of 6.00% per annum and has a maturity of April 2026. As of December 31, 2016, the balance of the mortgage loan was $16.8 million.

Operating Performance
Net loss was $12.7 million in 2016, a decrease of $116.9 million compared to a net loss of $129.6 million in 2015. This decrease was primarily due to a decrease in impairment of assets of $77.7 million, a decrease of $16.0 million in depreciation and amortization, an increase in gains on sales of interests in real estate of $10.7 million and a decrease in interest expense of $10.4 million, partially offset by a decrease of $5.3 million of NOI.
Funds From Operations (“FFO”), a non-GAAP measure, increased 7.5% from the prior year, and FFO as adjusted, another non-GAAP measure, increased 3.2% from the prior year. Adjustments to FFO included accelerated amortization of financing costs and mortgage prepayment penalty, acquisition costs, employee separation expense and hedging losses. FFO as adjusted per share increased 1.1% from 2015.
Same Store net operating income (“Same Store NOI”), a non-GAAP measure, increased 2.3% over the prior year. Same Store NOI, excluding lease termination revenue, increased 0.5% compared to 2015.
Renewal spreads at our properties increased 4.8% on non anchor leases under 10,000 square feet and 7.1% for non anchor leases of at least 10,000 square feet. Renewal spreads increased 3.2% for anchors.
Retail portfolio occupancy at December 31, 2016 was 95.7%, an increase of 50 basis points. Non anchor occupancy was 93.6%, a decrease of 30 basis points. Mall occupancy increased 80 basis points to 95.9%. Mall non anchor occupancy remained at 93.5%.

Sales per square foot at our mall properties were $464, an increase of 7.4% from 2015, including consolidated and unconsolidated properties.
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

Leverage. In 2016, our ratio of Total Liabilities to Gross Asset Value under our Credit Agreements increased 180 basis points to 51.1%.

2014 7-Year Term Loan Amendment. In June 2016, we entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%.

Mortgage Loan Activity. In March 2016, we repaid a $28.1 million mortgage loan plus accrued interest secured by New River Valley Mall in Christiansburg,Virginia in connection with the March 2016 sale of the property using proceeds from the sale.
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

In April 2016, we entered into a $130.0 million mortgage loan secured by Woodland Mall in Grand Rapids, Michigan. The new mortgage loan bears interest at the rate of 2.00% plus LIBOR, and has a maturity date of April 2021. The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan on the property.
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

One mortgage loan with a balance of $150.0 million secured by a consolidated property is scheduled to mature in 2017, and one mortgage loan with a balance of $62.6 million secured by a consolidated property is scheduled to mature in 2018. We expect to have sufficient resources to repay both of such loans in full on their maturity dates. While mortgage interest rates remain relatively low, we will seek to extend these mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans.

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

In 2015, we recast our $400.0 million 2013 Revolving Facility. In 2014 and 2015, we entered the Term Loans for an aggregate amount of $400.0 million: a five year agreement for a $150.0 million facility, expandable to $300.0 million, a seven year agreement for a $100.0 million facility, as amended, expandable to $400.0 million and a five year agreement for a $150.0 million facility. Certain covenants and provisions of these loans might restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy. The 2013 Revolving Facility had $147.0 million outstanding at December 31, 2016 and has been paid down completely since December 31, 2016. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2016 was $207.4 million. Currently, no amounts are outstanding under the 2013 Revolving Facility and the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $338.6 million.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things.
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2016, held a 89.3% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
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

EMPLOYEES
We had 347 employees at our properties and in our corporate office as of December 31, 2016. None of our employees are represented by a labor union.

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
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under some of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales could directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.
If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent to be paid. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which could adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.
Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.
The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. We cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 34% of our non anchor leases expire in 2017 or 2018 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy, including rising interest rates and changes in the means and patterns of consumer behavior, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers in recent years has resulted in store closings and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2017 and 2018, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Currently, we are planning or engaged in redevelopment projects at a number of our properties, including our 50/50 joint venture to redevelop the Fashion Outlets of Philadelphia, which is a significant project. To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

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
We might elect not to proceed with certain development projects after they have begun. In general, when we elect not to proceed with a project that has commenced, development costs for such a project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

We might be unable to effectively manage any redevelopment and development projects involving a mix of uses, or other unique aspects, such as a project located in a city rather than a suburb, which could affect our financial condition and results of operations.
The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development or redevelopment project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of the Fashion Outlets of Philadelphia, either in a partnership with another developer (like with Macerich for the Fashion Outlets of Philadelphia) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop a specific component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.
Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expense amounts have increased and, in the future, are likely to continue to increase, reducing our cash flow and funds available for future distributions.
Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our new leases are continuing to incorporate terms providing for fixed CAM reimbursement or caps on the rate of annual increases in CAM reimbursement. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM reimbursement provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has affected and could, in the future, adversely affect our net effective rent, our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, as it typically is not, we are required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by tenants, which would adversely affect our results of operations and our ability to make distributions to shareholders.
Our properties are also subject to the risk of increases in CAM costs and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. A significant portion of our operating expenses are managed through contracts with third-party vendors. Vendor consolidation could result in increased expense for such services.  In addition, in recent years, municipalities have sought to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in the specific geographic markets where our properties are located might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.
The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected retail sales, employment growth and consumer spending on retail goods. We have set our estimates of future cash flows to be generated by our properties taking into account these factors, which might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2016, 2015 and 2014, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2016, 2015 and 2014 impairment analyses resulted in noncash impairment charges on long-lived assets of $62.6 million, $140.3 million and $19.7 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
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

Our redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia could be harmed by delays in the project’s completion.

Portions of the land comprising the Fashion Outlets of Philadelphia project are subject to ground leases with the Philadelphia Redevelopment Authority (the “PRA”). Under the terms of the ground leases, we and our joint venture partner, The Macerich Company, committed to completing the entire redevelopment of the Fashion Outlets of Philadelphia within forty-eight months of the PRA’s issuance of a notice to proceed. This notice to proceed was issued on March 14, 2016. If the joint venture fails to complete the project within the forty-eight month timeframe, the PRA, subject to the expiration of applicable notice and cure periods, has the right to terminate the ground leases. In the event of such a termination, we would be unable to recognize the anticipated returns on our investment in the Fashion Outlets of Philadelphia project. Additionally, delays in the project’s completion could prevent us from opening the Fashion Outlets of Philadelphia in 2018, as previously announced, increase the overall project cost, and/or delay our ability to collect revenue from the project.
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
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop the Fashion Outlets of Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. We retained a 50% interest in the Fashion Outlets of Philadelphia. We account for our retained 50% investment in the Fashion Outlets of Philadelphia using the equity method of accounting. The development of the Fashion Outlets of Philadelphia is expected to open in 2018 and stabilize in 2020.
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
Our business could be harmed if members of our corporate management team terminate their employment with us or otherwise are unable to continue in their current capacity or we are unable to attract and retain talented employees.
Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and the services of our corporate management team and, more broadly, our employees generally. These executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Joseph F. Coradino and certain other members of our corporate management team, they could elect to terminate those agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally, could harm our business and our prospects.

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
Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur.
RISKS RELATED TO THE REAL ESTATE INDUSTRY
Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.
Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. Small local and regional businesses and specialty retailers, who have previously been limited to marketing and selling their products within their immediate geographical area, may not have effectively leveraged this technology and may therefore be at a competitive disadvantage, or are now able to reach a broader group of consumers and compete with a broader group of retailers, including the retailers at our properties. In certain categories, such as books, music, apparel and electronics, online retailing has become a significant proportion of total sales, and has affected retailers and consumers significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers in a different way than is available in a single physical store with sales associates. Consumers are able to purchase products anytime and anywhere, and are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, customers of certain of our retailers use technology including smartphones to check competitors’ product offerings and prices while in stores evaluating merchandise. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment and returns to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.
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

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; and changes in laws and regulations applicable to real property, including tax and zoning laws. Changes in one or more of these factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations. Many of these factors could also specifically or disproportionately affect one or more of our tenants, which could lead to decreased operating performance, reduce property revenue and affect our results of operations. If the estimated future cash flows related to a particular property are significantly reduced, we may be required to reduce the carrying value of the property.

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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants and vendors involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and attempted intrusions. Breaches in security could expose us, our tenants or our employees to a risk of loss or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, and litigation and potential liability. Although we make efforts to maintain the security of our networks and related systems, there can be no assurance that our security efforts will be effective or that attempted security breaches would not be successful or damaging. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant.
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

Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing, which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree with the sellers or others to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations. In addition, failure to sell the properties that we intend to sell could delay or negatively affect our strategy to obtain higher rental rates from retailers with multiple stores in our portfolios, including at these properties.

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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2016, we had an aggregate consolidated indebtedness of $1,766.9 million, the majority of which consisted of mortgage loans secured by our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $201.5 million. We also had outstanding as of December 31, 2016, in the aggregate, $115.0 million of 8.25% Series A Preferred Shares and $86.3 million of 7.375% Series B Preferred Shares. In January 2017, we issued $172.5 million of 7.20% Series C Preferred Shares.
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

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our existing Credit Agreements, other term loan borrowings or other financing vehicles, or by issuing additional preferred shares. We might do so in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our Credit Agreements, which could exacerbate the risks set forth above.
If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.
The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2013 Revolving Facility was $207.4 million as of December 31, 2016.
As of December 31, 2016, we were in compliance with all the financial covenants in our Credit Agreements, but our inability to comply with these covenants in the future would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.
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
As of December 31, 2016, we had $218.5 million of indebtedness with initial maturities on or before December 31, 2018 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need $331.8 million of additional capital to complete our current active development and redevelopment projects, including the redevelopment of the Fashion Outlets of Philadelphia. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2016, the aggregate fair value of our derivative instruments was an unrealized gain of $4.3 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. For the year ended December 31, 2016, we recorded a net loss on hedge ineffectiveness of $0.1 million in connection with our early and anticipated early repayment of variable interest rate debt. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2016, we had $801.3 million of indebtedness with variable interest rates, although we have fixed the interest rates on $627.7 million of this variable rate debt by using derivative instruments. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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
Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding OP Units. However, PREIT Associates might, from time to time, issue additional OP Units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. These issuances will dilute our percentage ownership of PREIT Associates. OP Units generally do not carry a right to vote on any matter voted on by our shareholders, although OP Units might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, one of our trustees, and Joseph F. Coradino, our Chairman and Chief Executive Officer, are among the holders of these units.
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

Currently, the maximum federal income tax rate on dividends from most publicly traded corporations is 20%, while dividends from REITs do not qualify for this favorable tax treatment, so that the maximum federal income tax rate on dividends from REITs is 39.6%. It is possible also that tax legislation enacted in 2017 or subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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
As of December 31, 2016, a small number of institutional shareholders together own or control more than 50% of our outstanding common shares. In addition, affiliates of Vornado Realty Trust own OP Units issued in connection with our acquisition of Springfield Town Center that are convertible into cash or common shares at our election that would represent over 8% of our outstanding common shares if we elected to redeem the OP Units for common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares.  The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.
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
We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the Credit Agreements. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. In addition, we might contemplate acquisitions of properties or portfolios, and we might issue equity, in the form of common shares, OP Units or other equity securities in consideration for such acquisitions, potentially in substantial amounts, as was the case with the acquisition of Springfield Town Center in 2015. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.
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
We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, preferred shares or any substantially similar securities in the future. in January 2017, we issued $172.5 million of 7.20% Series C Preferred Shares in addition to our previously issued Series A Preferred Shares and Series B Preferred Shares.
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
In February 2017, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2017. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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
We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. To qualify as a REIT, however, we must comply with certain highly technical and complex requirements under the Internal Revenue Code, which is complicated in the case of a REIT such as ours that holds its assets primarily in partnership form. We cannot be certain we have complied with these requirements because there are very limited judicial and administrative interpretations of these provisions, and even a technical or inadvertent mistake could jeopardize our REIT status. In addition, facts and circumstances that might be beyond our control might affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. Indeed, the Protecting Americans from Tax Hikes Act of 2015 contained a number of changes to the Internal Revenue Code provisions applicable to REITs, including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more taxable REIT subsidiaries (such as our subsidiary PREIT-RUBIN, Inc.) and (2) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary.
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
To obtain the favorable tax treatment associated with qualifying as a REIT, in general, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition and results of operations. In addition, compliance with these REIT requirements might cause us to forgo opportunities we would otherwise pursue.

There is a risk of changes in the tax law applicable to REITs, or our tenants.

The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders. Any legislative action, including a potential border tax, might also negatively affect our tenants and, in turn, affect their ability to pay rent, which could aversely affect our financial condition and results of operations. In addition, according to publicly released statements, a top priority of the Trump administration may be tax reform. There is a uncertainty around the likelihood, timing and details of such tax reform and the impact that such reform might have on us or our tenants.
We could face possible adverse changes in state and local tax laws, which might result in an increase in our tax liability.
From time to time, changes in state and local tax laws or regulations are enacted, which might result in an increase in our tax liability including potentially increases in the real estate taxes due on the properties we own. The shortfall in tax revenue for many states and municipalities in recent years might lead to an increase in the frequency and size of such changes. If such changes occur, we might be required to pay additional taxes on our assets, including our properties, or income. We might be unable to effectively pass these increased costs onto our existing tenants and such increased costs may make our properties less appealing to renewing tenants and potential new tenants, which could negatively affect our occupancy rates. These increased tax costs could adversely affect our financial condition and results of operations and our ability to make distributions to shareholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 30 retail properties, of which 26 are operating properties and four are development or redevelopment properties. The 26 operating properties include 22 shopping malls and four other retail properties, have a total of 21.7 million square feet and are located in 9 states. We and partnerships in which we hold an interest own 16.4 million square feet at these properties (excluding space owned by anchors or third parties).
There are 20 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 17.6 million square feet, of which we own 13.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia). This redevelopment is expected to be open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania and Crossroads Mall in Beckley, West Virginia because these properties have been classified as “held for sale” as of December 31, 2016 and were sold in January 2017.
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

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Capital City Mall, Camp Hill, PA	100%	618,083	498,083	1974/2005	98.9%	JC Penney, Field & Stream, Macy’s and Sears (6)
Cherry Hill Mall, Cherry Hill, NJ	100%	1,304,416	825,531	1961/2009	94.9%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	950,986	677,756	1973/2003	97.6%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington Coat Factory, Dick’s Sporting Goods, Home Depot
Dartmouth Mall, Dartmouth, MA	100%	670,201	530,201	1971/2000	94.4%	JC Penney, Macy’s and Sears
Exton Square Mall, Exton, PA(7)	100%	991,478	810,278	1973/2000	86.3%	Boscov’s, Macy’s and Sears
Francis Scott Key Mall, Frederick, MD	100%	756,040	616,707	1978/1991	96.6%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Jacksonville Mall, Jacksonville, NC	100%	495,254	495,254	1981/2008	98.0%	Barnes & Noble, Belk, JC Penney and Sears
Logan Valley Mall, Altoona, PA	100%	785,009	785,009	1960/1997	97.3%	JC Penney, Macy’s and Sears
Magnolia Mall, Florence, SC	100%	618,769	618,769	1979/2007	99.3%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney and Sears (6)
Moorestown Mall, Moorestown, NJ	100%	1,075,105	753,905	1963/2008	94.1%	Boscov’s, Lord & Taylor, Macy’s(8), Regal Cinema RPX and Sears
Patrick Henry Mall, Newport News, VA	100%	715,925	431,768	1988/2005	95.6%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA	100%	926,626	711,991	1966/2009	94.4%	AMC Theater, Boscov’s, Macy’s(8) and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	917,018	917,018	1959/2004	98.4%	JC Penney, Macy’s, Marshalls, Ross Dress for Less and Target
Springfield Town Center, Springfield, VA(7)	100%	1,375,799	985,814	1974/2015	91.3%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	913,446	670,046	1974/1999	98.8%	Bon-Ton, JC Penney, and Sears
Valley View Mall, La Crosse, WI	100%	628,166	373,570	1980/2001	96.1%	Barnes & Noble, Herberger’s, JC Penney, Macy’s(8) and Sears
Viewmont Mall, Scranton, PA	100%	577,613	437,812	1968/2006	99.0%	JC Penney and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,178,476	765,355	1982/2001	97.2%	Apple, Bloomingdale’s, JC Penney, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	1,164,903	752,681	1968/1998	98.7%	Apple, Barnes & Noble, JC Penney, Kohl’s, Macy’s and Sears (6)
Wyoming Valley Mall, Wilkes-Barre, PA	100%	910,297	910,297	1971/2006	95.0%	Bon-Ton, JC Penney, Macy’s and Sears
Total consolidated mall properties		17,573,610	13,567,845

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)
The Company acquired the Sears property at Woodland Mall in December 2016 and we have executed agreements to recapture the Sears premises at Capital City Mall and Magnolia Mall in 2017. Sears at Woodland Mall (312,965 square feet) is occupying space under a license agreement with an initial term of less than one year.

(7)	A portion of the underlying land at this property is subject to a ground lease.

(8)	Includes tenant owned Macy’s at Moorestown Mall and Valley View Mall and a Macy’s owned by a third party at Plymouth Meeting Mall which the tenant announced that it intends to close in 2017.

Held For Sale Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Beaver Valley Mall, Monaca, PA	100%	1,153,809	949,039	1970/1991	74.3%	Boscov’s, JC Penney, Macy’s(7) and Sears
Crossroads Mall, Beckley, WV(6)	100%	468,198	468,198	1981	96.8%	Belk, Dick’s Sporting Goods, JC Penney and Sears
Total held for sale mall properties		1,622,007	1,417,237

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)	A portion of the underlying land at this property is subject to a ground lease.

(7)	Macy’s has announced it intends to close this tenant owned store in 2017.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Lehigh Valley Mall, Allentown, PA	50%	1,169,350	962,058	1960/2008	97.1%	Apple, Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	611,194	223,295	1974/1997	93.5%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	369,914	369,914	2015	90.8%	Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store, Lowe’s and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	97.6%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,882	263,292	1998	83.6%	Home Depot and Weis Markets
Total unconsolidated retail properties		4,096,056	2,752,923

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, includes space occupied by both anchor and non anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our gross rent per square foot (for consolidated, unconsolidated and held for sale properties) for the five years ended December 31, 2016:

Year	Anchor Stores	Non Anchor Stores
2012(1)	$4.83	$31.78
2013(1)	5.36	32.88
2014	5.69	34.64
2015	5.71	36.95
2016	5.87	39.73

(1)	Prior periods reflect the exclusion of tenants that have vacated their space and are not paying rent.

LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated, unconsolidated and held for sale properties, as of December 31, 2016:

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Belk, Inc.	2	188,303	0.8%
Best Buy Co., Inc.
Best Buy	4	157,857
Best Buy Mobile	15	23,641
Total Best Buy Co., Inc.	19	181,498	0.8%
BJ’s Wholesale Club, Inc.	2	234,761	1.0%
The Bon-Ton Stores, Inc.
Bon-Ton	2	278,486
Herberger’s	1	41,344
Total Bon-Ton Stores, Inc.	3	319,830	1.4%
Boscov’s Department Store	5	889,229	3.8%
Burlington Coat Factory	1	80,983	0.3%
Carmike Cinemas, Inc.	2	85,510	0.4%
Dick’s Sporting Goods, Inc.
Dick's Sporting Goods	8	385,265
Field & Stream	1	50,302
Total Dick’s Sporting Goods, Inc.	9	435,567	1.9%
Dillard’s, Inc.	1	144,157	0.6%
Giant Food Stores, LLC	1	67,185	0.3%
The Home Depot, Inc.	3	397,322	1.7%
J.C. Penney Company, Inc.	17	2,430,614	10.4%
Lord & Taylor	1	121,200	0.5%
Lowes, Inc.	1	163,215	0.7%
Macy’s, Inc.
Macy’s (4)	19	3,338,832
Bloomingdale’s	1	237,537
Total Macy’s, Inc.	20	3,576,369	15.4%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	0.9%
Regal Cinemas	4	205,135	0.9%
Round One Entertainment, Inc.	1	58,371	0.3%
Sears Holdings Corporation (Sears) (5)	13	1,890,889	8.1%
Target Corporation	4	656,052	2.8%

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Weis Markets, Inc.	1	65,032	0.3%
Whole Foods, Inc.	1	65,155	0.3%
	114	12,467,816	53.5%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties, including held for sale properties.

(4)	Includes tenant owned Macy’s at Moorestown Mall and Valley View Mall and a Macy’s owned by a third party at Plymouth Meeting Mall which the tenant announced that it intends to close in 2017.

(5)	Sears at Woodland Mall (312,965 square feet) is occupying space under a license agreement with an initial term of less than one year.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2016:

Primary Tenant(1)(2)	Brands	Total Stores	Percent of PREIT’s Annual Gross Rent (3)
L Brands, Inc.	Bath & Body Works, Henri Bendel, Pink, Victoria's Secret	47	3.9%
Foot Locker, Inc.	Champs, Foot Locker, Footaction, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	50	3.7%
Signet Jewelers Limited	J.B. Robinson Jewelers, Kay Jewelers, LeRoy's, Marks and Morgan Jewelers, Piercing Pagoda, Plumb Gold, Shaw's Jewelers, Silver & Gold Connection, Totally Pagoda, Zale's Jewelers	73	3.0%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Baby Gap, Old Navy	29	2.6%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	25	2.5%
J.C. Penney Company, Inc.	JC Penney	18	2.2%
Ascena Retail Group, Inc.	Ann Taylor, Dress Barn, Justice, Lane Bryant, Loft, Maurices	38	2.0%
Macy's, Inc. (4)	Bloomingdale's, Macy's	22	1.8%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	58	1.8%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	9	1.7%
Forever 21, Inc.	Forever 21	9	1.5%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut/Watch Station	36	1.4%
Advent CR Holdings, Inc.	Charlotte Russe	16	1.4%
Regal Entertainment Group	Regal Cinemas	4	1.4%
Abercrombie & Fitch Co.	abercrombie, Abercrombie & Fitch, Hollister Co.	12	1.1%
The Children's Place Retail Stores, Inc.	The Children's Place	18	1.1%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	8	1.0%
H&M Hennes & Mauritz L.P.	H & M	13	1.0%
Shoe Show, Inc.	Shoe Dept., Shoe Dept. Encore	17	0.9%
Best Buy Co., Inc.	Best Buy, Best Buy Mobile	20	0.9%
Total		522	37.0%

(1)	Tenant includes all brands and concepts of the tenant.

(2)
Excludes tenants from Fashion Outlets of Philadelphia which is under redevelopment. Also excludes tenants from Beaver Valley Mall and Crossroads Mall as those properties were held for sale as of December 31, 2016 and sold in January 2017.

(3)
Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2016.

(4)	Includes tenant owned stores at Moorestown Mall and Valley View Mall and a store owned by a third party at Plymouth Meeting Mall which the tenant announced that it intends to close in 2017.

RETAIL LEASE EXPIRATION SCHEDULE—NON ANCHORS
The following table presents scheduled lease expirations of non anchor tenants as of December 31, 2016:

(in thousands of dollars, except per square foot amounts)	All Tenants (1)					Tenants in Bankruptcy(2)
For the Year Ended December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(3)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year
2016 and Prior(4)	119	316,675	$14,342	$45.29	4.6%	6,000	$336	$56.00	43.1%
2017	324	876,177	36,688	41.87	11.8%	—	—	—	—%
2018	256	1,084,242	38,032	35.08	12.3%	3,552	121	34.00	15.5%
2019	248	916,018	34,066	37.19	11.0%	—	—	—	—%
2020	186	1,029,919	27,344	26.55	8.8%	—	—	—	—%
2021	165	822,800	24,990	30.37	8.1%	3,063	168	55.00	21.5%
2022	112	419,534	17,964	42.82	5.8%	3,900	46	11.74	5.9%
2023	122	638,164	22,526	35.30	7.3%	7,682	109	14.19	14.0%
2024	136	517,811	26,003	50.22	8.4%	—	—	—	—%
2025	190	804,599	28,474	35.39	9.2%	—	—	—	—%
2026	128	599,959	19,310	32.19	6.2%	—	—	—	—%
Thereafter	68	742,685	19,869	26.75	6.5%	—	—	—	—%
Total/Average	2,054	8,768,583	$309,608	$35.31	100.0%	24,197	$780	$27.46	100.0%

(1)	Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 513,454.

(2)
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

(3)
Excludes held for sale properties and Fashion Outlets of Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2016.

(4)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2016.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2016.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS (1)
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2016 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(2)(3)	Average Expiring Gross Rent psf	Percent of PREIT’s Total
2017	2	303,164	$439	$1.45	1.6%
2018	4	466,069	2,381	5.11	8.8%
2019	10	1,311,091	4,885	3.73	18.1%
2020	8	1,027,661	5,636	5.48	21.0%
2021	9	979,841	4,444	4.54	16.5%
2022	8	1,109,331	4,328	3.90	16.1%
2023	—	—	—	—	—%
2024	—	—	—	—	—%
2025	2	390,245	1,270	3.25	4.7%
2026	—	—	—	—	—%
Thereafter	5	453,578	3,534	7.79	13.2%
Total/Average	48	6,040,980	$26,917	$4.46	100.0%

(1)	Excludes Sears at Woodland Mall (312,965 square feet) which is occupying space under a license agreement with an initial term of less than one year.

(2)
In thousands of dollars. Excludes held for sale properties and Fashion Outlets of Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2016.

(3)	None of the amounts shown in this column are associated with tenants that have filed for bankruptcy protection.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2016.
DEVELOPMENT AND REDEVELOPMENT PROPERTIES
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia). This redevelopment is expected to be open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
OFFICE SPACE
We lease our principal executive offices from Bellevue Associates, an entity in which Ronald Rubin, one of our trustees, collectively with members of his immediate family and affiliated entities, owns approximately a 50% interest. Total rent expense under this lease was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Distribution Paid
Quarter ended March 31, 2016	$21.95	$16.42	$0.21
Quarter ended June 30, 2016	$23.99	$20.36	0.21
Quarter ended September 30, 2016	$25.67	$21.32	0.21
Quarter ended December 31, 2016	$22.86	$18.12	0.21
			$0.84

	High	Low	Distribution Paid
Quarter ended March 31, 2015	$25.34	$21.20	$0.21
Quarter ended June 30, 2015	$23.55	$21.25	0.21
Quarter ended September 30, 2015	$23.26	$18.65	0.21
Quarter ended December 31, 2015	$23.37	$19.42	0.21
			$0.84
As of December 31, 2016, there were approximately 2,500 holders of record of our common shares and approximately 15,000 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2017, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2017. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.
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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended December 31, 2016 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2016	—	$—	—	$—
November 1 —November 30, 2016	—	—	—	—
December 1—December 31, 2016	—	—	—	—
Total	—	$—	—	$—

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current year presentation.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating results:
Total revenue	$399,946	$425,411	$432,703	$438,678	$419,347
Impairment of assets	$(62,603)	$(140,318)	$(19,695)	$(6,304)	$—
Gains on sales of interests in real estate, net	$23,022	$12,362	$12,699	$—	$—
Loss from continuing operations	$(12,713)	$(129,567)	$(14,262)	$(20,449)	$(4,419)
Gains on sales of discontinued operations	$—	$—	$—	$78,512	$947
Net (loss) income	$(12,713)	$(129,567)	$(14,262)	$37,213	$(42,550)
Dividends on preferred shares	$(15,848)	$(15,848)	$(15,848)	$(15,848)	$(7,984)
Net (loss) income attributable to PREIT common shareholders	$(27,196)	$(132,531)	$(29,678)	$20,011	$(48,821)
Loss from continuing operations per share – basic and diluted	$(0.40)	$(1.93)	$(0.44)	$(0.56)	$(0.92)
Basic and diluted (loss) earnings per share	$(0.40)	$(1.93)	$(0.44)	$0.31	$(0.86)
Impairment of assets of discontinued operations	$—	$—	$—	$(23,662)	$(3,805)
Weighted average shares outstanding – basic and diluted	69,086	68,740	68,217	63,662	55,122

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Total investments in real estate	$3,300,014	$3,367,889	$3,285,404	$3,527,868	$3,477,540
Intangible assets, net	$19,746	$22,248	$6,452	$9,075	$8,673
Total assets	$2,616,832	$2,800,392	$2,539,703	$2,718,581	$2,877,624
Total debt, including debt premium and discount	$1,766,902	$1,784,371	$1,537,947	$1,632,650	$1,900,052
Noncontrolling interest	$147,152	$155,369	$29,279	$34,194	$38,588
Total equity - PREIT	$555,254	$629,261	$815,458	$892,258	$674,641

	For the Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Cash flow data:
Cash provided by operating activities	$147,609	$135,661	$145,075	$136,219	$120,324
Cash provided by (used in) investing activities	$1,971	$(379,099)	$31,650	$30,741	$(88,178)
Cash (used in) provided by financing activities	$(162,632)	$225,860	$(170,522)	$(166,720)	$(19,954)
Cash distributions per share – common	$0.84	$0.84	$0.80	$0.74	$0.63

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We currently own interests in 30 retail properties, of which 26 are operating properties and four are development or redevelopment properties. The 26 operating properties include 22 shopping malls and four other retail properties, have a total of 21.7 million square feet and are located in 9 states. We and partnerships in which we hold an interest own 16.4 million square feet at these properties (excluding space owned by anchors or third parties).
There are 20 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 17.6 million square feet, of which we own 13.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. “Same Store” properties are properties that have been owned for the full periods presented and exclude properties acquired or disposed of or under redevelopment during the periods presented.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia). This redevelopment is expected to be open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania and Crossroads Mall in Beckley, West Virginia because these properties have been classified as “held for sale” as of December 31, 2016 and were sold in January 2017.
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
Our net loss decreased by $116.9 million to a net loss of $12.7 million for the year ended December 31, 2016 from a net loss of $129.6 million for the year ended December 31, 2015. The change in our 2016 results of operations from the prior year was primarily due to a decrease in impairment of assets of $77.7 million, a decrease of $16.0 million in depreciation and amortization, an increase in gains on sales of interests in real estate of $10.7 million and a decrease in interest expense of $10.4 million, partially offset by a decrease of $5.3 million of NOI.
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
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2016, held a 89.3% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 26 operating retail properties and two of the four development and redevelopment properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.
Springfield Town Center

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value (at the acquisition date) of the “Earnout” (as described below) of $8.6 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. The acquisition of Springfield Town Center affects the comparability of our occupancy, real estate revenue, property operating expenses and depreciation and amortization to prior periods. In addition, the debt incurred to finance a portion of the purchase price will cause us to incur interest expense. The impact of the acquisition on our net income, net operating income and Funds From Operations will depend on rental rates, occupancy and the overall performance of the property.

Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2016, 2015 and 2014.

Current Economic Conditions and Our Near Term Capital Needs

The conditions in the economy have caused fluctuations and variations in retail sales, business and consumer confidence and consumer spending on retail goods. As a result, the sales and profit performance of certain retailers has fluctuated, and in some cases, has led to bankruptcy filings and store closings, at certain anchor tenants in particular. We continue to adjust our plans and actions to take into account the current environment. In particular, we continue to contemplate ways to maintain or reduce our leverage through a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) sales of properties or interests in properties with values in excess of their mortgage loans (if applicable) and application of the excess proceeds to debt reduction, or by obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, and (ii) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvement Projects and Development

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $97.6 million as of December 31, 2016.

We are also engaged in several types of projects at our development properties. However, we do not expect to make any significant investment in these projects in the short term other than the Fashion Outlets of Philadelphia.

In July 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop The Gallery at Market East in Philadelphia, Pennsylvania into the Fashion Outlets of Philadelphia (the “Fashion Outlets of Philadelphia”). In connection therewith, we contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. It is expected that both parties will make additional investments in the project. Net proceeds after closing costs from the sale of the interests were $104.0 million. We used $25.8 million of such proceeds to repay a mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, a property that is part of the Fashion Outlets of Philadelphia, $50.0 million to repay the outstanding balance on our 2013 Revolving Facility, and the remaining proceeds for general corporate purposes. As we redevelop the Fashion Outlets of Philadelphia, operating results in the short term, as measured by sales, occupancy and net operating income, will likely be negatively affected until the newly constructed space is completed, leased and occupied. The joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia has committed to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. Our operating partnership, PREIT Associates, and Macerich have jointly and severally guaranteed this obligation.

We have also committed to significant redevelopment projects at Exton Square Mall, Plymouth Meeting Mall and Cumberland Mall. The following table sets forth key information regarding our largest current development and redevelopment projects.

NAME OF PROJECT LOCATION	PREIT's PROJECTED SHARE OF COST (1)	TOTAL PROJECT COST (1)	PREIT'S INVESTMENT TO DATE	TARGETED RETURN ON INCREMENTAL INVESTMENT	CONSTRUCTION START DATE	EXPECTED CON- STRUCTION COMPLETION	STABILIZATION YEAR
	(in millions)	(in millions)	(in millions)

Fashion Outlets of Philadelphia (2) Philadelphia, PA	$152.5-$182.5	$305-$365	$50.9	8-9%	2016	2018	2020
-Complete overhaul of the former Gallery at Market East, spanning three city blocks in downtown Philadelphia. Project will offer a fusion of luxury and moderate outlet shops, flagship retail, destination dining and entertainment experiences.

Woodland Mall Grand Rapids, MI	$106-$114	$106-$114	$27.7	7-8%	2017	2019	2020
-Upgrade of existing tenant mix inclusive of 90,000 square foot Von Maur, along with an array of high-quality retail in enclosed small shop space and 30,000 square feet of quality polished casual restaurants, will join the roster, replacing a Sears store, in 2019.

The Mall at Prince Georges Hyattsville, MD	$30-$31	$30-31	$4.6	8-9%	2016	2018	2019
-Property remerchandising, including H&M, with plans to add fast casual restaurants and other retail on the exterior of the mall. Minor interior cosmetic renovation and exterior re-facing planned.

Plymouth Meeting Mall Plymouth Meeting, PA	$7	$7	$4.7	8-9%	2016	2017	2018
-Addition of 33,000 sf Legoland Discovery Center, one of nine in the United States.

Anchor replacements:

Capital City Mall Camp Hill, PA	$28-$30	$28-30	$0.1	7-9%	2017	2017	2019
-58,000 square foot Dick’s Sporting Goods will replace Sears along with 2-3 additional, exterior-access medium boxes.

Exton Square Mall - Phase I Exton, PA	$29	$29	$28.0	9-10%	2016	2017	2018
-55,000 sf Whole Foods to open on site of K-Mart in 2017; -Addition of first to market entertainment complex, Round 1, in the former JCPenney anchor store location.

Magnolia Mall Florence, SC	$15-$19	$15-$19	$1.0	7-9%	2017	2017	2019
-60,000 square foot, first-to-market Burlington will replace Sears along with 2 additional, exterior-access medium boxes.

Viewmont Mall Scranton, PA	$21-$22	$21-$22	$6.1	8-9%	2016	2017	2018
-Dick's Sporting Goods/Field & Stream concept and HomeGoods to replace Sears anchor store location.

(1) PREIT's projected share of costs and total project costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2) Total Project Costs are net of $25.0 million of approved public financing grants that will be a reduction of costs.

As of December 31, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated properties of $186.7 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2016, 2015 and 2014, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2016 ranged from 5.0% to 10.0%, in 2015 ranged from 4.50% to 15.5% and in 2014 ranged from 5.25% to 12.5% As further detailed in note 2 to our consolidated financial statements, in 2016, 2015 and 2014, as a result of our analysis, we determined that five, seven and three properties, respectively, had incurred impairment of assets.
New Accounting Developments

See note 1 to our consolidated financial statements for descriptions of new accounting developments.
OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than (i) the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above and (ii) specifically with respect to our joint venture formed with Macerich to develop the Fashion Outlets of Philadelphia, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

RESULTS OF OPERATIONS
Overview
Net loss for the year ended December 31, 2016 was $12.7 million, compared to a net loss for the year ended December 31, 2015 of $129.6 million. Our 2016 and 2015 results of operations were primarily affected by the following:

•	impairment of assets of $62.6 million in 2016 as compared to $140.3 million in 2015;

•	a decrease of $16.0 million in depreciation and amortization expense;

•	gains on sales of real estate of $23.0 million in 2016 as compared to $12.4 million in 2015; and

•	a $10.4 million decrease in interest expense; partially offset by

•	a $5.3 million decrease in NOI.

Net loss for the year ended December 31, 2015 was $129.6 million, compared to net loss for the year ended December 31, 2014 of $14.3 million. Our 2015 and 2014 results of operations were primarily affected by the following:

•	impairment of assets of $140.3 million in 2015 compared to $19.7 million in 2014; partially offset by

•	an increase in Same Store NOI of $6.4 million. (See “—Net Operating Income”).

Occupancy
The tables below set forth certain occupancy statistics for our retail properties, excluding properties held for sale, as of December 31, 2016, 2015 and 2014:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Retail portfolio weighted average:
Total excluding anchors	93.4%	93.2%	95.6%	94.2%	96.1%	98.0%	93.6%	93.9%	96.1%
Total including anchors	95.8%	94.9%	97.6%	95.3%	96.8%	98.4%	95.7%	95.2%	97.7%
Malls weighted average:
Total excluding anchors	93.4%	93.2%	95.6%	94.8%	95.8%	95.3%	93.5%	93.5%	95.6%
Total including anchors	95.8%	94.9%	97.6%	96.4%	97.1%	96.8%	95.9%	95.1%	97.5%
Other Retail Properties weighted average:	N/A	N/A	N/A	94.4%	96.6%	99.9%	94.4%	96.6%	99.9%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
From 2015 to 2016, total occupancy for our retail portfolio increased 50 basis points to 95.7%, and mall occupancy increased 80 basis points to 95.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement). Same Store mall occupancy increased 80 basis points to 95.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2016, including anchor and non anchor space at consolidated, unconsolidated and held for sale properties:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%	Annualized Tenant Improvements psf (3)
Non Anchor
New Leases
Under 10,000 sf	109	265,061	7.3	54.76	N/A	N/A	N/A	N/A	N/A
Over 10,0000 sf	8	185,606	10.0	25.32	N/A	N/A	N/A	N/A	N/A
Total New Leases	117	450,667	7.5	42.64	N/A	N/A	N/A	N/A	N/A

Renewal Leases
Under 10,000 sf	214	546,268	4.0	52.24	49.84	2.4	4.8%	15.5%	0.33
Over 10,0000 sf	6	147,035	4.0	15.45	14.42	1.03	7.1%	8.5%	—
Total Fixed Rent	220	693,303	4.0	44.44	42.33	2.11	7.1%	14.8%	0.26
Percentage in Lieu	9	56,966	2.3	14.66	15.66	(1.00)	(6.4)%	N/A	—
Total Renewal Leases	229	750,269	3.9	42.18	40.30	1.88	4.7%	N/A	0.23
Total Non Anchor (4)(5)	346	1,200,936	5.3	42.35

Anchor
New Leases	2	176,332	54.5	10.28	N/A	N/A	N/A	N/A	2.65
Renewal Leases	10	1,075,044	5.11	3.90	3.78	0.12	3.2%	N/A	0.14
Total (5)	12	1,251,376	12.1	4.80
 _________________________

(1)
Initial gross rent renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, common area maintenance (“CAM”) reimbursements, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

(2)
Average renewal spread is computed by comparing the average rent per square foot over the new lease term to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent and fixed CAM reimbursements, but excludes pro rata CAM reimbursements, estimated real estate tax reimbursements, marketing charges and percentage rent.

(3)	These leasing costs are presented as annualized costs per square foot and are spread uniformly over the initial lease term.

(4)
Includes 25 leases and 85,603 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

(5)
Includes nine leases totaling 30,592 square feet with respect to a tenant whose leases were restructured and extended following a bankruptcy filing. Excluding these leases, the initial gross rent spread was 7.2% for leases under 10,000 square feet and 6.8% for all non-anchor leases. Excluding these leases, the average rent spread was 14.3% for leases under 10,000 square feet and 13.8% for all non-anchor leases.

See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2016, 2015 and 2014:

(in thousands of dollars)	For the Year Ended December 31, 2016	% Change 2015 to 2016	For the Year Ended December 31, 2015	% Change 2014 to 2015	For the Year Ended December 31, 2014
Results of operations:
Total real estate revenue	$394,597	(6)%	$420,197	(2)%	$426,596
Other income	5,349	3%	5,214	(15)%	6,107
Total property operating expenses	(156,218)	(8)%	(170,047)	(6)%	(180,427)
General and administrative expenses	(35,269)	1%	(34,836)	(2)%	(35,518)
Provision for employee separation expense	(1,355)	(35)%	(2,087)	(58)%	(4,961)
Acquisition costs and other expenses	(1,700)	(72)%	(6,108)	24%	(4,937)
Interest expense, net	(70,724)	(13)%	(81,096)	(1)%	(82,165)
Depreciation and amortization	(126,669)	(11)%	(142,647)	(1)%	(144,304)
Impairment of assets	(62,603)	(55)%	(140,318)	612%	(19,695)
Equity in income of partnerships	18,477	94%	9,540	(10)%	10,569
Gain on sales of interests in real estate, net	23,022	86%	12,362	(3)%	12,699
Gain on sales of non-operating real estate	380	47%	259	(85)%	1,774
Net loss	$(12,713)	(90)%	$(129,567)	808%	$(14,262)
The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the consolidated statements of operations in the line item “Equity in income of partnerships.”
Real Estate Revenue
Real estate revenue decreased by $25.6 million, or 6%, in 2016 as compared to 2015, primarily due to:

•	a decrease of $40.8 million in real estate revenue related to properties and real estate interests sold in 2015 and 2016;

•
a decrease of $3.2 million in Same Store expense reimbursements, due to decreases in utility expense and snow removal expense (see “— Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; partially offset by

•	an increase of $14.6 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•	an increase of $2.5 million in Same Store lease terminations;

•
an increase of $0.8 million in Same Store base rent due to increases from new store openings and lease renewals with higher base rental amounts, with notable increases at Moorestown Mall and Capital City Mall; and

•	an increase of $0.4 million in Same Store partnership marketing revenue.

Real estate revenue decreased by $6.4 million, or 2%, in 2015 as compared to 2014, primarily due to:

•
a decrease of $31.5 million in real estate revenue related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery at Market East (“The Gallery”); partially offset by

•	an increase of $20.2 million in real estate revenue from the acquisition of Springfield Town Center in March 2015;

•
an increase of $3.3 million in Same Store base rent due to increases of $7.7 million from new store openings and lease renewals with higher base rental amounts, with notable increases at Cherry Hill Mall, Viewmont Mall, Francis Scott Key Mall and Willow Grove Park, partially offset by troubled tenant closings affecting 71 stores across our portfolio, including Deb Shops, Wet Seal, Body Central, Cache and Radio Shack, with an aggregate impact of $4.3 million;

•	an increase of $1.2 million in Same Store real estate tax reimbursements, offset by a corresponding increase in real estate tax expense; and

•	an increase of $0.7 million in Same Store percentage rent, primarily due to higher sales in 2015 from tenants that paid percentage rent in 2014.

Property Operating Expenses
Property operating expenses decreased by $13.8 million, or 8%, in 2016 as compared to 2015, primarily due to:

•	a decrease of $17.3 million in property operating expenses related to properties and real estate interests sold in 2015 and 2016;

•
a decrease of $1.1 million in Same Store non-common area utility expense as a result of warmer temperatures across the Mid-Atlantic States during the first quarter of 2016, resulting in lower electricity usage compared to the first quarter of 2015. In addition, there was a significant increase in electric rates during February 2015 due to extreme cold weather that particularly affected our properties located in Pennsylvania, New Jersey and Maryland. These effects were partially offset by a warmer summer in the three months ended September 30, 2016;

•	a decrease of $0.8 million in Same Store common area maintenance expense, including a decrease of $0.7 million in snow removal expense; and

•	a decrease of $0.4 million in Same Store bad debt expense ; partially offset by

•	an increase of $5.6 million in property operating expenses from the acquisition of Springfield Town Center in March 2015; and

•	an increase of $0.4 million in Same Store real estate tax expenses due to a combination of higher property assessments and higher tax rates at some properties.

Property operating expenses decreased by $10.4 million, or 6%, in 2015 as compared to 2014, primarily due to:

•	a decrease of $18.8 million in property operating expenses related to properties sold in 2014 and 2015, and the July 2014 sale of a 50% partnership interest in The Gallery;

•
a decrease of $2.5 million in Same Store non-common area utility expense. In the three months ended March 31, 2014, there was a significant increase in electric rates at many of our properties. The extreme cold weather in 2014, and the resulting natural gas supply constraints, led to an historic spike in wholesale electricity rates that particularly affected our properties located in Pennsylvania, New Jersey and Maryland, which was not repeated in 2015; and

•
a decrease of $1.6 million in Same Store common area maintenance expense, including decreases of $0.7 million in common area utilities and $0.6 million in snow removal expense. Snow removal expense at our properties located in the Mid-Atlantic States, particularly Pennsylvania and New Jersey, was affected by a severe winter with numerous snowfalls during 2014, which was not repeated in 2015; partially offset by

•	an increase of $9.6 million in property operating expenses from the acquisition of Springfield Town Center in March 2015;

•	an increase of $1.3 million in Same Store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
an increase of $1.4 million in Same Store bad debt expense. During 2014, we reduced our bad debt expense when we decreased our estimated reserve related to straight line rent receivables, due to improved historical results in recent periods.

Other Income
Other income increased by $0.1 million, or 3%, in 2016 as compared to 2015. This increase is primarily due to an increase of $0.3 million in interest income from notes receivable, $0.3 million from Fashion Outlets of Philadelphia development fees, partially offset by a $0.5 million decrease in revenues from entities we no longer manage.
Other income decreased by $0.9 million, or 15%, in 2015 as compared to 2014 primarily due to a $0.9 million decrease in income related to historic tax credits at the Gallery.
Impairment of Assets

During the years ended December 31, 2016, 2015, and 2014, we recorded asset impairment losses of $62.6 million, $140.3 million and $19.7 million, respectively. Such impairment losses are recorded to “Impairment of assets” for the years ended 2016, 2015 and 2014. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
White Clay Point land	$20,786	$—	$—
Beaver Valley Mall	18,055	—	—
Washington Crown Center	14,117	—	—
Crossroads Mall	9,038	—	—
Office building located at Voorhees Town Center	607	—	—
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	—	63,904	—
Voorhees Town Center	—	39,242	—
Lycoming Mall	—	28,345	—
Uniontown Mall	—	7,394	—
Palmer Park Mall	—	1,383	—
Nittany Mall	—	—	15,495
North Hanover Mall	—	—	2,900
South Mall	—	—	1,300
Other	—	50	—
Total impairment of assets	$62,603	$140,318	$19,695

See note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Acquisition Costs and Other Expenses

Acquisition costs and other expenses decreased by $4.4 million, or 72% in 2016 as compared to 2015 primarily due to a decrease of $3.3 million in acquisition costs primarily related to Springfield Town Center and a decrease of $1.4 million of professional fees, partially offset by an increase of $0.4 million related to project costs.

Acquisition costs and other expenses increased by $1.2 million, or 24% in 2015 as compared to 2014 due to an increase of $1.4 million of professional fees and an increase of $0.4 million of acquisition costs, both primarily related to our acquisition of Springfield Town Center, partially offset by a decrease of $0.3 million related to project costs.

Interest Expense
Interest expense decreased by $10.4 million, or 13%, in 2016 as compared to 2015. The decrease was primarily due to a lower weighted average effective borrowing rate (4.19% for 2016 as compared to 4.63% for 2015) and a lower overall debt balance (an average of $1,760.5 million in 2016 compared to $1,780.8 million in 2015). In 2016, we also recorded a loss on hedge ineffectiveness of $0.1 million.
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
Depreciation and Amortization
Depreciation and amortization expense decreased by $16.0 million, or 11%, in 2016 as compared to 2015, primarily because of:

•	a decrease of $19.9 million related to properties sold in 2015 and 2016; and

•	a decrease of $8.7 million due to a change in an estimated contingent liability recorded in connection with a property acquisition; partially offset by

•	an increase of $4.7 million related to the March 2015 acquisition of Springfield Town Center; and

•
an increase of $7.9 million due to a higher asset base resulting from capital improvements related to new tenants at our Same Store properties, as well as accelerated amortization of capital improvements associated with store closings.

Depreciation and amortization expense decreased by $1.7 million, or 1%, in 2015 as compared to 2014, primarily because of:

•	a decrease of $12.4 million related to properties and real estate interests sold in 2014 and 2015; and

•	a decrease of $0.8 million related to assets that became fully depreciated in 2014, as well as 2014 accelerated amortization of capital improvements associated with store closings; partially offset by

•	an increase of $11.5 million related to the March 2015 acquisition of Springfield Town Center.
Equity in Income of Partnerships
Equity in income of partnerships increased by $8.9 million, or 94%, in 2016 as compared to 2015. This increase was primarily due to a $4.2 million increase in equity in income from the Fashion Outlets of Philadelphia due to recovery of previously expensed amounts and lower operating costs, a $1.7 million increase of income from Gloucester Premium Outlets, which opened during the third quarter of 2015, a decrease of $1.2 million in depreciation and amortization from Metroplex as a result of fully depreciated assets, a $1.3 million increase Red Rose Commons and The Court at Oxford Valley due to an increase in lease termination revenue and a $0.7 million increase at Lehigh Valley Mall due to a combination of increased base rent and lower operating expenses, including reductions in snow removal expense, utility expense and bad debt expense, partially offset by a $0.4 million decrease from properties sold in 2015.
Equity in income of partnerships decreased by $1.0 million, or 10%, in 2015 as compared to 2014 primarily due to a decrease of $1.9 million related to de-tenanting of The Gallery in anticipation of the construction phase of the Fashion Outlets of Philadelphia redevelopment, a decrease of $0.7 million due to the sale of Whitehall Mall and Springfield Park properties, partially offset by favorable results of $1.2 million from the Same Store partnership properties and $0.4 million from Gloucester Premium Outlets, which opened during the second quarter of 2015.
Gain on Sales of Interests in Real Estate, net
Gain on sales of interests of real estate, net was $23.0 million in 2016, primarily as a result of the following transactions:

•	a $20.3 million gain on the sale of two street retail properties in Philadelphia, Pennsylvania;

•	a $1.6 million gain on the combined sale of Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall;

•	a $0.6 million gain on the sale of an operating parcel located at Monroe Retail Center; and

•	a $0.3 million gain on the sale of Lycoming Mall.
Gain on sales of interests of real estate, net was $12.4 million in 2015, as a result of the following transactions:

•	a $12.0 million gain on the sale of our 50% interest in Springfield Park; and

•	a $0.4 million gain on the sale of an outparcel at Pitney Road Plaza.

Gain on sales of interests of real estate, net was $12.7 million in 2014, as a result of the following transactions:

•	a $12.4 million gain from the sale of our 50% interest in Whitehall Mall;

•	net gains of $0.8 million on sales of various completed development projects and an anchor pad during 2014; and

•	a $0.2 million gain on the sale of South Mall; offset by

•	a $0.6 million loss from the sale of a 50% interest in The Gallery; and

•	a $0.1 million loss from the combined sale of Nittany Mall in State College, Pennsylvania and North Hanover Mall in
Hanover, Pennsylvania.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”) which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

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

Net Operating Income (“NOI”)
NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measure to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of non operating real estate, gain on sale of interest in real estate, impairment of assets, acquisition costs and other expenses.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of or under redevelopment during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net income (loss) to NOI of our consolidated properties for the years ended 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Net loss	$(12,713)	$(129,567)	$(14,262)
Other income	(5,349)	(5,214)	(6,107)
Depreciation and amortization	126,669	142,647	144,304
General and administrative expenses	35,269	34,836	35,518
Provision for employee separation expenses	1,355	2,087	4,961
Acquisition and other expenses	1,700	6,108	4,937
Interest expense, net	70,724	81,096	82,165
Impairment of assets	62,603	140,318	19,695
Equity in income of Partnerships	(18,477)	(9,540)	(10,569)
Gains on sales of interests in real estate	(23,022)	(12,362)	(12,699)
Gains on sales of non operating real estate	(380)	(259)	(1,774)
Net operating income from consolidated properties	$238,379	$250,150	$246,169

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the years ended 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Equity in income of partnerships	$18,477	$9,540	$10,569
Depreciation and amortization	10,214	12,563	9,850
Interest and other expenses	10,306	10,415	11,270
Net operating income from equity method investments at ownership share	$38,997	$32,518	$31,689

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2016, 2015 and 2014:

	Same Store			Non Same Store			Total (non-GAAP)
(in thousands of dollars)	2016	2015	2014	2016	2015	2014	2016	2015	2014
NOI from consolidated properties	$203,107	$200,352	$194,334	$35,272	$49,798	$51,835	$238,379	$250,150	$246,169
NOI from equity method investments at ownership share	29,281	26,822	26,404	9,716	5,696	5,285	38,997	32,518	31,689
Total NOI	$232,388	$227,174	$220,738	$44,988	$55,494	$57,120	$277,376	$282,668	$277,858
Less: lease termination revenue	$5,825	$1,813	$1,855	$367	$275	$432	$6,192	$2,088	$2,287
Total NOI - excluding lease termination revenue	$226,563	$225,361	$218,883	$44,621	$55,219	$56,688	$271,184	$280,580	$275,571

Total NOI decreased by $5.3 million, or 1.9%, in 2016 as compared to 2015. NOI from Same Store properties increased $5.2 million. NOI from Non Same Store properties decreased $10.5 million. This decrease was primarily due to the properties sold in 2016 and 2015. See the “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” discussions above for further information about property results. Lease termination revenue was $6.2 million in 2016 and $2.1 million in 2015.

Total NOI increased by $4.8 million, or 1.7%, in 2015 as compared to 2014. NOI from Same Store properties increased $6.4 million. NOI from Non Same Store properties decreased by $1.6 million. See the “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” discussions above for further information about property results. Lease termination revenue was $2.1 million in 2015 and $2.3 million and 2014.
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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2016, 2015 and 2014, respectively, to show the effect of such items as accelerated amortization of financing costs and prepayment penalties, acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as accelerated amortization of financing costs and prepayment penalties, acquisition costs, provision for employee separation expense, and loss on hedge ineffectiveness.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2016	% Change 2015 to 2016	2015	% Change 2014 to 2015	2014
Net loss	$(12,713)		$(129,567)		$(14,262)
Adjustments:
Depreciation and amortization on real estate
Consolidated	125,192		141,142		142,683
Unconsolidated	10,214		12,563		9,850
Gains on sales of real estate, net	(23,022)		(12,362)		(12,699)
Impairment of assets	62,603		140,318		19,695
Dividends on preferred shares	(15,848)		(15,848)		(15,848)
Funds from operations attributable to common shareholders and OP Unit holders	$146,426	7.5%	$136,246	5.3%	$129,419
Provision for employee separation expense	1,355		2,087		4,961
Acquisition costs	—		3,470		—
Loss on hedge ineffectiveness	143		512		1,761
Accelerated amortization of financing costs and mortgage prepayment penalty	—		1,071		3,441
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$147,924	3.2%	$143,386	2.7%	$139,582
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.89	5.6%	$1.79	(1.6)%	$1.82
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$1.91	1.1%	$1.89	(3.6)%	$1.96
Weighted average number of shares outstanding	69,086		68,740		68,217
Weighted average effect of full conversion of OP Units	8,324		6,830		2,128
Effect of common share equivalents	191		485		696
Total weighted average shares outstanding, including OP Units	77,601		76,055		71,041

FFO was $146.4 million for 2016, an increase of $10.2 million, or 7.5%, compared to $136.2 million for 2015. This increase was primarily due to:

•
a $10.4 million decrease in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness) resulting from lower average interest rates and lower overall debt balances;

•	a $5.2 million increase in Same Store NOI; and

•	a $4.5 million decrease in acquisition costs and other expenses; partially offset by

•	a $10.5 million decrease in Non Same Store NOI.

FFO per diluted share and OP Unit increased $0.10 per share to $1.89 per share for 2016, compared to $1.79 per share for 2015 due to the factors noted above.

FFO was $136.2 million for 2015, an increase of $6.8 million, or 5.3%, compared to $129.4 million for 2014. This increase was primarily due to:

•	a $6.4 million increase in Same Store NOI (See “—Net Operating Income”);

•	a $2.9 million decrease in provision for employee separation expense; and

•
a decrease of $1.6 million in interest expense (including our proportionate share of interest expense of our partnership properties and the effects of loss on hedge ineffectiveness) resulting from lower average interest rates offset by higher overall debt balances; partially offset by

•	a $1.6 million decrease in Non Same Store NOI resulting from properties sold in 2014 and the de-tenanting of The Gallery; and

•	a decrease of $1.5 million in gains from non operating real estate.
FFO per diluted share decreased $0.03 per share to $1.79 per share for 2015, compared to $1.82 per share for 2014 primarily due to the impact of the 6,250,000 OP Units issued in connection with the March 2015 acquisition of Springfield Town Center.

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2013 Revolving Facility, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2016 were $81.2 million, based on distributions of $2.0625 per Series A Preferred Share, distributions of $1.8438 per Series B Preferred Share and $0.84 per common share and OP Unit. In January 2017, we issued $172.5 million of 7.20% Series C Preferred Shares. For the first quarter of 2017, we have announced a distribution of $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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
We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects, certain capital requirements (including scheduled debt maturities), future property and portfolio acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our Credit Agreements, as further described below.
In December 2014, our universal shelf registration statement was filed with the SEC and became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. In April 2012, we issued $115.0 million of Series A Preferred Shares and in October 2012, we issued $86.3 million of Series B Preferred Shares in underwritten public offerings under our prior universal shelf registration statement. In May 2013, we issued 11,500,000 common shares in an underwritten public offering at $20.00 per share. In January 2017, we issued $172.5 million of Series C Preferred Shares in an underwritten public offering. However, in the future, we may be unable to issue securities under our shelf registration statement, or otherwise, on terms that are favorable to us, or at all.

Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of December 31, 2016, the Company had borrowed $400.0 million under the Term Loans and $147.0 million under the 2013 Revolving Facility. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2016 was $207.4 million. Currently, no amounts are outstanding under the 2013 Revolving Facility and the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $338.6 million.
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

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 2013 Revolving Facility, through an accordion option, from $400.0 million to as much as $600.0 million, in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in Revolving Commitments (as defined in the 2013 Revolving Facility) from the current lenders or Revolving Commitments from new lenders. No increase to the maximum amount available under the 2013 Revolving Facility has been exercised by the Borrower.

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

In June 2016, the Borrower entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%.

In June 2015, the Borrower entered into an amendment to each of the 2014 Term Loans under which PREIT is required to maintain, on a consolidated basis, minimum Unencumbered Debt Yield of 11.0%, versus 12.0% previously, consistent with the amendment to the covenant in the 2013 Revolving Facility, and the provision of the 2015 5-Year Term Loan. The cross-default provisions in the 2014 Term Loans were also amended to add the 2015 5-Year Term Loan.

Subject to the terms of the Credit Agreements, we have the option to increase the maximum amount available under the 2014 Term Loans, through an accordion option (subject to certain conditions), in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders. The 2014 5-Year Term Loan may be increased from $150.0 million to as much as $300.0 million, and the 2014 7-Year Term Loan may be increased to as much as $400.0 million, as set forth in the Amendment discussed above.

Identical covenants and common provisions contained in the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below.

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

		Applicable Margin (above LIBOR)
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

(1) The rate in effect at December 31, 2016.

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

These covenants and restrictions limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of our assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of December 31, 2016, we were in compliance with all such financial covenants.

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

As of December 31, 2016, we were in compliance with all such financial covenants.

Preferred Shares
We have 4,600,000 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) outstanding, 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding and, as of January 2017, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”). We may not redeem the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares before April 20, 2017, October 11, 2017 and January 27, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A, Series B and Series C Preferred Shares, respectively. On and after April 20, 2017, October 11, 2017 and January 27, 2022, we may redeem any or all of the Series A Preferred Shares, the Series B Preferred Shares or the Series C Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares, the Series B Preferred Shares or the Series C Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.
Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2014 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2016 Activity:
March	Viewmont Mall (1)	$9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall (2)	130.0	LIBOR plus 2.00%	April 2021

2015 Activity:
March	Francis Scott Key Mall(3)	5.8	LIBOR plus 2.60%	March 2018
June	Patrick Henry Mall(4)	96.2	4.35% fixed	July 2025
September	Willow Grove Park Mall(5)	170.0	3.88% fixed	October 2025

(1)	The mortgage was increased by $9.0 million and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(2)	The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan. Interest only payments.

(3)	The mortgage loan was increased by $5.8 million in 2015. Interest only payments.

(4)
We used the proceeds of the mortgage loan to repay the $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

(5)	We used the proceeds of the mortgage loan to repay the $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes.

Other Mortgage Loan Activity

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

Mortgage Loans

Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to the year 2025.  Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.47% at December 31, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.13% at December 31, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2016:

	Payments by Period
(in thousands of dollars)	Total	2017	2018	2019	2020-2021	Thereafter
Consolidated mortgage loans
Principal payments	$127,771	$17,902	$18,652	$19,393	$38,953	$32,871
Balloon payments	1,099,614	150,000	68,469	—	205,761	675,384
Total consolidated mortgage loans	$1,227,385	$167,902	$87,121	$19,393	$244,714	$708,255
Less: Unamortized debt issuance costs	$4,526
Carrying value of mortgage notes payable	$1,222,859

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2016 for the periods presented:

(in thousands of dollars)	Total	2017	2018	2019	2020-2021	Thereafter
Mortgage loans	$1,227,385	$167,902	$87,121	$19,393	$244,714	$708,255
Term Loans	400,000	—	—	150,000	250,000	—
2013 Revolving Facility	147,000	—	147,000	—	—	—
Interest on indebtedness(1)	294,678	62,271	54,149	46,775	77,731	53,752
Operating leases	6,070	2,151	2,053	1,654	212	—
Ground leases	7,733	563	563	563	1,126	4,918
Development and redevelopment commitments(2)	186,667	106,601	56,066	24,000	—	—
Total	$2,269,533	$339,488	$346,952	$242,385	$573,783	$766,925

(1)Includes payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(2)The timing of the payments of these amounts is uncertain. We expect that more than half of such payments will be made prior to December 31, 2017, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2014:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
September	Springfield Mall	$65.0	Fixed 4.45%	September 2025

2014 Activity:
December	Gloucester Premium Outlets(1)	83.9	LIBOR plus 1.50%	June 2018

(1)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan. The construction mortgage loan has a maximum availability of $90.0 million, of which $11.0 million, $71.3 million and $1.6 million was borrowed during 2016, 2015 and 2014, respectively, and $6.1 million was available as of December 31, 2016 (subject to submission of required documentation). Our interest in the unconsolidated entity is 25%.

Interest Rate Derivative Agreements
As of December 31, 2016, we had entered into 26 interest rate swap agreements with a weighted average interest swap rate of 1.25% on a notional amount of $627.7 million maturing on various dates through March 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2016, except as set forth below, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the years ended December 31, 2016, 2015 and 2014, we recorded net losses on hedge ineffectiveness of $0.1 million, $0.5 million and $1.8 million, respectively. In 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a net loss on hedge ineffectiveness of $0.1 million.

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

As of December 31, 2016, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.5 million. The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS
Net cash provided by operating activities totaled $147.6 million for 2016 compared to $135.7 million for 2015 and $145.1 million for 2014. This increase in cash from operating activities in 2016 was primarily due to a decrease in cash paid for interest. The decrease in cash from operating activities in 2015 was primarily due to the sales of properties in 2015 and 2014 and other working capital changes, partially offset by operating cash flows from Springfield Town Center.
Cash flows provided by investing activities were $2.0 million for 2016 compared to cash flows used in investing activities of $379.1 million for 2015 and cash flows provided by investing activities of $31.7 million for 2014. Investing activities for 2016 included proceeds totaling $154.8 million from the sale of seven operating properties and two outparcels, partially offset by investment in construction in progress of $88.2 million and real estate improvements of $49.9 million, primarily related to tenant allowances, recurring capital expenditures and ongoing improvements at our properties. Investing activities for 2015 included $320.0 million used in acquiring Springfield Town Center, investment in construction in progress of $30.7 million and real estate improvements of $52.8 million, offset by proceeds totaling $53.0 million from the sale of our 50% interest in Springfield Park, the sale of Uniontown Mall, the sale of Voorhees Town Center and various sales of non-operating parcels. Investing activities for 2014 reflected proceeds from dispositions of $190.4 million, acquisitions of $20.0 million, investment in construction in progress of $41.5 million and real estate improvements of $71.3 million, primarily related to ongoing improvements at our properties.
Cash flows used in financing activities were $162.6 million for 2016 compared to cash flows provided by financing activities of $225.9 million for 2015 and cash flows used in financing activities of $170.5 million for 2014. Cash flows used in financing activities in 2016 included the mortgage loan repayment of $140.5 million on Woodland Mall, the mortgage loan repayment of $79.0 million on Valley Mall, the $32.8 million repayment of the mortgage loan on Lycoming Mall, the $28.1 million repayment of the mortgage loan on New River Valley Mall, dividends and distributions of $81.2 million, and principal installments on mortgage loans of $17.9 million, partially offset by net borrowing of $82.0 million from our 2013 Revolving Facility, $130.0 million from the mortgage loan on Woodland Mall and a $9.0 million additional draw borrowed on the mortgage loan secured by Viewmont Mall. Cash flows provided by financing activities for 2015 included net borrowing of $215.0 million from our 2013 Revolving Facility, $120.0 million of net borrowings from our Term Loans, the $51.0 million repayment of the mortgage loan on Logan Valley Mall and the $25.8 million repayment of the mortgage loan on 801 Market Street, dividends and distributions of $79.6 million, and principal installments on mortgage loans of $20.8 million. Cash flows used in financing activities for 2014 included $130.0 million of net repayments of the 2013 Revolving Facility, $130.0 million of net borrowings from our Term Loans, the $51.0 million repayment of the mortgage loan on Logan Valley Mall and the $25.8 million repayment of the mortgage loan on 801 Market Street, dividends and distributions of $72.5 million, and principal installments on mortgage loans of $17.9 million.
See note 1 to our consolidated financial statements for details regarding costs capitalized during 2016 and 2015.

COMMITMENTS
As of December 31, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $186.7 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.
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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2016, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend.” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify  forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to identify and execute on suitable acquisition opportunities and to integrate acquired properties into our portfolio;

•	our partnerships and joint ventures with third parties to acquire or develop properties;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes to our corporate management team and any resulting modifications to our business strategies;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•
potential losses on impairment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, including such losses that we might be required to record in connection with any dispositions of assets;

•	our substantial debt and the liquidation preference value of our preferred shares and our high leverage ratio;

•	constraining leverage, unencumbered debt yield, interest and tangible net worth covenants under our principal credit agreements;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2016, our consolidated debt portfolio consisted primarily of $1,222.9 million of fixed and variable rate mortgage loans, $150.0 million borrowed under our 2015 5-Year Term Loan, which bore interest at 2.22%, $150.0 million borrowed under our 2014 5-Year Term Loan, which bore interest at a rate of 2.22%, $100.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 2.22% and $147.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 1.95%.
Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to the year 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.47% at December 31, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.13% at December 31, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, including balloon payments, of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate
2017	$166,222	5.29%	$1,680	2.62%	(1)
2018	$16,972	4.25%	$217,149	3.25%	(1)
2019	$17,713	4.25%	$151,680	2.26%	(1)
2020	$45,272	5.03%	$151,680	2.23%	(1)
2021 and thereafter	$726,857	4.21%	$279,160	2.18%	(1)

(1)	Based on the weighted average interest rate in effect as of December 31, 2016.

At December 31, 2016, we had $801.3 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2016, we had entered into 26 interest rate swap agreements with a weighted average interest swap rate of 1.25% on a notional amount of $627.7 million maturing on various dates through March 2021. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2016 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $56.8 million at December 31, 2016. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $59.8 million at December 31, 2016. Based on the variable rate debt included in our debt portfolio at December 31, 2016 a 100 basis point increase in interest rates would have resulted in an additional $1.7 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.7 million annually. Because the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2016, 2015 and 2014, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2016 and 2015, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by or Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

3.6
Third Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated by reference.

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

4.8
Third Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. designating the rights, obligations, duties and preferences of the Series C Preferred Units, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on January 27, 2017, is incorporated herein by reference.

4.9
Form of share certificate evidencing the 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.1 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

4.10
Form of share certificate evidencing the 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.1 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

4.11
Form of share certificate evidencing the 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.3 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated herein by reference.

4.12
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

10.13
Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 30, 2016 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report of Form 10-Q filed in July 28, 2016 is incorporated by reference.

10.14
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

10.22
Promissory Note, dated June 8, 2010, in the principal amount of $140.0 million, issued by Mall at Lehigh Valley, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 14, 2010, is incorporated herein by reference.

10.23
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

+10.30
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Mario C. Ventresca, Jr., filed as Exhibit 10.29 to PREIT’s Annual Report on form 10-K filed on February 26, 2016, is incorporated herein by reference.

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

+10.33
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

+10.43	2012-2014 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.44
Form of 2012-2014 Restricted Share Unit and Dividend Equivalent Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 30, 2012, is incorporated herein by reference.

+10.45	2013-2015 Restricted Share Unit Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on April 26, 2013, is incorporated herein by reference.

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

+10.51	2014-2016 Restricted Share Unit Program, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on April 25, 2014, is incorporated herein by reference.

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

+10.54	2015-2017 Restricted Share Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.55	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.56
Form of Annual Incentive Compensation Opportunity Award for Named Executive Officers, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.57	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.58	Form of Restricted Share and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10Q filed on April 29, 2016, is incorporated herein by reference.

+10.59
Separation of Employment Agreement and General Release between Pennsylvania Real Estate Investment Trust, PREIT Services, L.P. and George Rubin dated as of June 13, 2014 filed as Exhibit 10.1 to PREIT’s Quarterly Report on From 10-Q filed on August 1, 2014, is incorporated herein by reference.

+10.60
Separation of Employment Agreement, dated April 15, 2016, by and between PREIT, PREIT Associates, L.P., PREIT Services, LLC and Ronald Rubin, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

10.61
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.62
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

10.65
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.66
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

10.67
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.68
Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

+10.69
PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

+10.70*	Letter Agreement, dated as of May 8, 2013 by and between PREIT Services LLC and Andrew M. Ioannou.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst and Young LLP (Independent Auditors)

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 28, 2017	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	February 28, 2017
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2017
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	February 28, 2017
Jonathen Bell

/s/ M. Walter D’Alessio	Trustee	February 28, 2017
M. Walter D’Alessio

/s/ Michael J. DeMarco	Trustee	February 28, 2017
Michael J. De Marco

/s/ Rosemarie Greco	Trustee	February 28, 2017
Rosemarie Greco

/s/ Leonard I. Korman	Trustee	February 28, 2017
Leonard I. Korman

/s/ Mark E. Pasquerilla	Trustee	February 28, 2017
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 28, 2017
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 28, 2017
John J. Roberts

/s/ Ronald Rubin	Trustee	February 28, 2017
Ronald Rubin

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Pennsylvania Real Estate Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2017

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2016	December 31, 2015
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,196,529	$3,297,520
Construction in progress	97,575	64,019
Land held for development	5,910	6,350
Total investments in real estate	3,300,014	3,367,889
Accumulated depreciation	(1,060,845)	(1,015,647)
Net investments in real estate	2,239,169	2,352,242
INVESTMENTS IN PARTNERSHIPS, at equity:	168,608	161,029
OTHER ASSETS:
Cash and cash equivalents	9,803	22,855
Tenant and other receivables (net of allowance for doubtful accounts of $6,236 and $6,417 at December 31, 2016 and 2015, respectively)	39,026	40,324
Intangible assets (net of accumulated amortization of $11,064 and $13,441 at December 31, 2016 and 2015, respectively)	19,746	22,248
Deferred costs and other assets, net	93,800	75,450
Assets held for sale	46,680	126,244
Total assets	$2,616,832	$2,800,392
LIABILITIES:
Mortgage loans payable	$1,222,859	$1,321,331
Term Loans	397,043	398,040
2013 Revolving Facility	147,000	65,000
Tenants’ deposits and deferred rent	13,262	14,631
Distributions in excess of partnership investments	61,833	65,547
Fair value of derivative instruments	1,520	2,756
Liabilities on assets held for sale	2,658	69,918
Accrued expenses and other liabilities	68,251	78,539
Total liabilities	1,914,426	2,015,762
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized; 4,600 shares issued and outstanding at December 31, 2016 and 2015; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2016, and 2015; liquidation preference of $86,250	35	35
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 69,553 issued and outstanding shares at December 31, 2016 and 69,197 shares at December 31, 2015	69,553	69,197
Capital contributed in excess of par	1,481,787	1,476,397
Accumulated other comprehensive loss	1,622	(4,193)
Distributions in excess of net income	(997,789)	(912,221)
Total equity – Pennsylvania Real Estate Investment Trust	555,254	629,261
Noncontrolling interest	147,152	155,369
Total equity	702,406	784,630
Total liabilities and equity	$2,616,832	$2,800,392

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
REVENUE:
Real estate revenue:
Base rent	$252,115	$271,957	$278,896
Expense reimbursements	118,880	125,505	126,925
Percentage rent	5,245	5,724	5,124
Lease termination revenue	4,460	2,014	2,250
Other real estate revenue	13,897	14,997	13,401
Total real estate revenue	394,597	420,197	426,596
Other income	5,349	5,214	6,107
Total revenue	399,946	425,411	432,703
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(124,690)	(133,912)	(140,662)
Utilities	(17,053)	(19,674)	(23,993)
Other	(14,475)	(16,461)	(15,772)
Total property operating expenses	(156,218)	(170,047)	(180,427)
Depreciation and amortization	(126,669)	(142,647)	(144,304)
General and administrative expenses	(35,269)	(34,836)	(35,518)
Provision for employee separation expense	(1,355)	(2,087)	(4,961)
Acquisition costs and other expenses	(1,700)	(6,108)	(4,937)
Total operating expenses	(321,211)	(355,725)	(370,147)
Interest expense, net	(70,724)	(81,096)	(82,165)
Impairment of assets	(62,603)	(140,318)	(19,695)
Total expenses	(454,538)	(577,139)	(472,007)
Loss before equity in income of partnerships and gains on sales of real estate and non operating real estate	(54,592)	(151,728)	(39,304)
Equity in income of partnerships	18,477	9,540	10,569
Gains on sales of interests in real estate, net	23,022	12,362	12,699
Gains on sales of non-operating real estate	380	259	1,774
Net loss	(12,713)	(129,567)	(14,262)
Less: net loss attributed to noncontrolling interest	1,365	12,884	432
Net loss attributable to PREIT	(11,348)	(116,683)	(13,830)
Less: preferred share dividends	(15,848)	(15,848)	(15,848)
Net loss attributable to PREIT common shareholders	$(27,196)	$(132,531)	$(29,678)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2016	2015	2014
Net loss	$(12,713)	$(129,567)	$(14,262)
Preferred dividends	(15,848)	(15,848)	(15,848)
Noncontrolling interest	1,365	12,884	432
Dividends on restricted shares	(322)	(315)	(380)
Net loss used to calculate earnings per share – basic and diluted	$(27,518)	$(132,846)	$(30,058)

Basic and diluted loss per share	$(0.40)	$(1.93)	$(0.44)

(in thousands of shares)
Weighted average shares outstanding – basic	69,086	68,740	68,217
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	69,086	68,740	68,217

(1)
For the years ended December 31, 2016, 2015 and 2014, there are net losses allocable to common shareholders, so the effect of common share equivalents of 191, 485 and 696 for the years ended December 31, 2016, 2015 and 2014, respectively, is excluded from the calculation of diluted (loss) earnings per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Comprehensive loss:
Net loss	$(12,713)	$(129,567)	$(14,262)
Unrealized gain (loss) on derivatives	6,007	690	(2,270)
Amortization of losses on settled swaps, net of gains	503	1,337	2,924
Total comprehensive loss	(6,203)	(127,540)	(13,608)
Less: Comprehensive loss attributable to noncontrolling interest	670	12,666	413
Comprehensive loss attributable to PREIT	$(5,533)	$(114,874)	$(13,195)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2016, 2015 and 2014

		PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Series A Preferred Shares, $.01 par	Series B Preferred Shares, $.01 par	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
January 1, 2014	$926,452	$46	$35	$68,293	$1,467,460	$(6,637)	$(636,939)	$34,194
Net loss	(14,262)	—	—	—	—	—	(13,830)	(432)
Other comprehensive income	654	—	—	—	—	635	—	19
Shares issued upon redemption of Operating Partnership Units	—	—	—	7	131	—	—	(138)
Shares issued under employee compensation plans, net of shares retired	(1,362)	—	—	501	(1,863)	—	—	—
Amortization of deferred compensation	8,455	—	—	—	8,455	—	—	—
Dividends paid to common shareholders ($0.80 per share)	(54,988)	—	—	—	—	—	(54,988)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.80 per unit)	(1,703)	—	—	—	—	—	—	(1,703)
Amortization of historic tax credit	(581)	—	—	—	—	—	—	(581)
Other distributions to noncontrolling interest, net	(2,080)	—	—	—	—	—	—	(2,080)
Balance December 31, 2014	844,737	46	35	68,801	1,474,183	(6,002)	(721,605)	29,279
Net loss	(129,567)	—	—	—	—	—	(116,683)	(12,884)
Other comprehensive income	2,027	—	—	—	—	1,809	—	218
Shares issued upon redemption of Operating Partnership Units	—	—	—	34	675	—	—	(709)
Shares issued under employee compensation plan, net of shares retired	(4,383)	—	—	362	(4,745)	—	—	—
Amortization of deferred compensation	6,284	—	—	—	6,284	—	—	—
Dividends paid to common shareholders ($0.84 per share)	(58,085)	—	—	—	—	—	(58,085)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(5,703)	—	—	—	—	—	—	(5,703)
Operating partnership units issued in connection with Springfield Town Center	145,188	—	—	—	—	—	—	145,188
Amortization of historic tax credit	—	—	—	—	—	—	—	—
Other distributions to noncontrolling interest, net	(20)	—	—	—	—	—	—	(20)
Balance December 31, 2015	784,630	46	35	69,197	1,476,397	(4,193)	(912,221)	155,369
Net loss	(12,713)	—	—	—	—	—	(11,348)	(1,365)
Other comprehensive income	6,510	—	—	—	—	5,815	—	695
Shares issued upon redemption of Operating Partnership Units	—	—	—	26	574	—	—	(600)
Shares issued under employee compensation plan, net of shares retired	(889)	—	—	330	(1,219)	—	—	—
Amortization of deferred compensation	6,035	—	—	—	6,035	—	—	—
Dividends paid to common shareholders ($0.84 per share)	(58,372)	—	—	—	—	—	(58,372)	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	(6,361)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,991)	—	—	—	—	—	—	(6,991)
Other distributions to noncontrolling interest, net	44	—	—		—	—	—	44
Balance December 31, 2016	$702,406	$46	$35	$69,553	$1,481,787	$1,622	$(997,789)	$147,152

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Cash flows from operating activities:
Net loss	$(12,713)	$(129,567)	$(14,262)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	125,426	132,347	135,095
Amortization	3,981	12,907	9,505
Straight-line rent adjustments	(2,602)	(1,874)	(1,467)
Provision for doubtful accounts	1,357	2,510	1,566
Amortization of deferred compensation	6,035	6,284	8,455
Loss on hedge ineffectiveness	143	512	1,761
Gain on sales of interests in real estate and non-operating real estate, net	(23,402)	(12,621)	(14,473)
Equity in income of partnerships in excess of distributions	(3,705)	(2,312)	(1,675)
Amortization of historic tax credits	(1,768)	(1,589)	(2,508)
Impairment of assets and expensed project costs	62,603	140,790	20,187
Change in assets and liabilities:
Net change in other assets	4,566	5,337	3,921
Net change in other liabilities	(12,312)	(17,063)	(1,030)
Net cash provided by operating activities	147,609	135,661	145,075
Cash flows from investing activities:
Cash proceeds from sales of real estate investments	154,758	52,956	190,442
Investments in consolidated real estate acquisitions	—	(319,986)	(20,000)
Additions to construction in progress	(88,161)	(30,684)	(41,512)
Investments in real estate improvements	(49,942)	(52,790)	(71,346)
Additions to leasehold improvements	(522)	(486)	(1,656)
Investments in partnerships	(14,910)	(25,046)	(19,184)
Capitalized leasing costs	(6,101)	(6,255)	(5,446)
Increase in cash escrows	(473)	(1,996)	(2,369)
Cash distributions from partnerships in excess of equity in income	7,322	5,188	2,721
Net cash provided by (used in) investing activities	1,971	(379,099)	31,650
Cash flows from financing activities:
Borrowings from Term Loans	—	120,000	130,000
Net borrowings from (repayments of) 2013 Revolving Facility	82,000	215,000	(130,000)
Proceeds from mortgage loans	139,000	272,044	—
Repayment of mortgage loans	(280,327)	(272,650)	(76,784)
Principal installments on mortgage loans	(17,868)	(20,761)	(17,919)
Payment of deferred financing costs	(3,337)	(3,754)	(1,918)
Common shares issued	1,288	1,393	3,270
Dividends paid to common shareholders	(58,372)	(58,085)	(54,988)
Dividends paid to preferred shareholders	(15,848)	(15,848)	(15,848)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(6,991)	(5,703)	(1,703)
Value of shares issued under equity incentive plans, net of shares retired	(2,177)	(5,776)	(4,632)
Net cash (used in) provided by financing activities	(162,632)	225,860	(170,522)
Net change in cash and cash equivalents	(13,052)	(17,578)	6,203
Cash and cash equivalents, beginning of year	22,855	40,433	34,230
Cash and cash equivalents, end of year	$9,803	$22,855	$40,433

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2016, our portfolio consisted of a total of 30 properties located in 10 states and operating in 9 states, including 22 shopping malls, four other retail properties and four development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia). This redevelopment is expected to be open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties. In 2016, we sold six of our wholly owned mall properties and two street retail properties. The above property counts do not include Beaver Valley Mall in Monaca, Pennsylvania and Crossroads Mall in Beckley, West Virginia because these properties have been classified as “held for sale” as of December 31, 2016 and were sold in January 2017.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2016, held an 89.3% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the Operating Partnership’s partnership agreement, each of its limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2016, the total amount that would have been distributed would have been $157.6 million, which is calculated using our December 31, 2016 closing share price on the New York Stock Exchange of $18.96 multiplied by the number of outstanding OP Units held by limited partners, which was 8,312,676 as of December 31, 2016.
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

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2016, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

We hold legal title to a property owned by one of our unconsolidated partnerships through a tenancy in common arrangement. For this property, such legal title is held by us and another entity, and each has an undivided interest in title to the property. With respect to this property, under the applicable agreement between us and the other entity with an ownership interest, we and such other entity have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other entity owning an interest in the property. Hence, we account for this property like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from the properties appear under the caption “Investments in partnerships, at equity.”

For further information regarding our unconsolidated partnerships, see note 3.
Statements of Cash Flows
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash and cash equivalents totaled $9.8 million and $22.9 million, respectively, and included tenant security deposits of $3.1 million and $3.7 million, respectively. Cash paid for interest was $67.9 million, $76.5 million and $76.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, net of amounts capitalized of $3.2 million, $1.9 million and $0.6 million, respectively.
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

In our statement of cash flows, we show cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $290.0 million, $310.0 million and $140.0 million for the years ended December 31, 2016, 2015 and 2013, respectively. Aggregate repayments were $208.0 million, $245.0 million and $270.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Accrued construction costs increased by $13.4 million in the year ended December 31, 2016, decreased by $1.6 million in the year ended December 31, 2015 and decreased by $2.0 million in the year ended December 31, 2014, representing non-cash changes in construction in progress.

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

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent (recorded on a straight-line basis), percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.6 million, $2.0 million and $1.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2016 and 2015 were $23.7 million and $22.4 million, respectively.
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
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2016 and 2015, our tenant accounts receivable included accrued income of $2.3 million and $3.2 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.
Certain lease agreements contain co-tenancy clauses that can change the amount of rent or the type of rent that tenants are required to pay, or, in some cases, can allow a tenant to terminate their lease, in the event that certain events take place, such as a decline in property occupancy levels below certain defined levels or the vacating of an anchor store. Co-tenancy clauses do not generally have any retroactive effect when they are triggered. The effect of co-tenancy clauses is applied on a prospective basis to recognize the new rent that is in effect.
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

In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2016 ranged from 5.0% to 10.0%, in 2015 ranged from 4.50% to 15.5% and in 2014 ranged from 5.25% to 12.5%. As further detailed in note 2, in 2016, 2015 and 2014, as a result of our analysis, we determined that five, seven and three properties, respectively, had incurred impairment of assets.

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
We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2016. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider qualitative factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.
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

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2016 and 2015 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.
Changes in the carrying amount of goodwill for the three years ended December 31, 2016 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Total
Balance, January 1, 2014	$6,735	$(1,073)	$5,662
Goodwill divested	—	—	—
Balance, December 31, 2014	6,735	(1,073)	5,662
Goodwill divested	(137)	—	(137)
Goodwill impaired	(276)	—	(276)
Balance, December 31, 2015	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2016	$6,322	$(1,073)	$5,249
In 2015, we recognized an impairment loss of goodwill of $0.3 million in connection with the impairment review of Palmer Park Mall, as further described in note 2. Also in 2015, we divested goodwill of $0.1 million in connection with the sale of Springfield Park.
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
We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.
The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2016 and 2015:

(in thousands of dollars)	As of December 31, 2016	As of December 31, 2015
Value of in-place lease intangibles, net	$14,369	$16,788
Above-market lease intangibles, net	128	211
Subtotal	14,497	16,999
Goodwill, net	5,249	5,249
Total intangible assets	$19,746	$22,248
Below-market lease intangibles, net	$(901)	$(1,072)

Net amortization of in-place lease intangibles was $2.4 million, $1.9 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Net amortization of above-market and below-market lease intangibles increased revenue by $0.1 million, $0.3 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net
2017	1,913	(98)
2018	1,845	(83)
2019	1,807	(103)
2020	1,760	(122)
2021	1,633	(99)
2022+ and thereafter	5,411	(268)
Total	$14,369	$(773)
Assets Classified as Held for Sale
The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the physical condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider operating properties to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.
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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Development/Redevelopment:
Salaries and benefits	$1,138	$1,001	$1,162
Real estate taxes	$246	$4	$4
Interest	$3,191	$1,883	$604
Leasing:
Salaries, commissions and benefits	$6,101	$6,255	$5,446
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
We have a mortgage note receivable secured by Wiregrass Commons Mall in Dothan, Alabama with an outstanding balance of $16.8 million as of December 31, 2016. The note was issued in connection with our 2016 sale of Wiregrass Commons Mall. The note has a fixed interest rate of 6.0% and we recorded $0.7 million of interest income in the twelve months ended December 31, 2016. We review this note quarterly for impairment purposes and have determined that the current carrying value approximates the fair value of the mortgage loan.
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
The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate as of December 31, 2016 and 2015:

(in millions of dollars)	As of December 31, 2016	As of December 31, 2015
Aggregate cost basis for federal income tax purposes	$3,303.2	$3,662.8
Aggregate depreciated basis for federal income tax purposes	$2,380.8	$2,660.7
We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2016, 2015 and 2014, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Ordinary income	$—	$—	$0.11
Non-dividend distributions	0.84	0.84	0.69
	$0.84	$0.84	$0.80
The per share distributions paid to Series A preferred shareholders and Series B preferred shareholders had the following components for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Series A Preferred Share Dividends
Ordinary income	$—	$—	$2.06
Non-dividend distributions	2.06	2.06	—
	$2.06	$2.06	$2.06

Series B Preferred Share Dividends
Ordinary income	$—	$—	$1.84
Non-dividend distributions	1.84	1.84	—
	$1.84	$1.84	$1.84
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
PRI is subject to federal, state and local income taxes. We had no provision or benefit for federal or state income taxes in the years ended December 31, 2016, 2015 and 2014. We had net deferred tax assets of $25.6 million for each of the years ended December 31, 2016 and 2015, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2016, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
New Accounting Developments

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect that future property acquisitions will generally qualify as asset acquisitions under the standard, which permits the capitalization of acquisition costs to the underlying assets. The Company adopted this new guidance effective January 1, 2017. This new guidance is not expected to have a significant impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The standard is effective for annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows. The Company adopted this guidance effective January 1, 2017. This new guidance is not expected to have a significant impact on the Company’s financial statements.

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
This guidance provides an amendment to the accounting guidance related to the presentation of debt issuance costs. The Company adopted this guidance as of January 1, 2016. This guidance is applied retrospectively to all prior periods. Under the new guidance, debt issuance costs related to a note are reported in the Consolidated Balance Sheets as a direct deduction from the face amount of that note. In this regard, debt issuance costs are not classified separately from related debt obligations as a deferred charge. Therefore, as a result of adopting this guidance, the Company reclassified in its Consolidated Balance Sheets $4.2 million of debt issuance costs, net of accumulated amortization, at December 31, 2015, from “Deferred costs and other assets, net” to “Mortgage loans payable,” and $2.0 million of debt issuance costs at December 31, 2015, from “Deferred costs and other assets, net” to “Term loans,” thereby decreasing the carrying value of our recognized debt obligations for presentational purposes. The December 31, 2016 mortgage loans payable and Term Loan balances are net of unamortized debt issuance costs of $4.5 million and $3.0 million, respectively. The presentation of the 2013 Revolving Facility is not affected by this new accounting development.

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

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2016 and 2015 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2016	2015
Buildings, improvements and construction in progress	$2,794,213	$2,847,986
Land, including land held for development	505,801	519,903
Total investments in real estate	3,300,014	3,367,889
Accumulated depreciation	(1,060,845)	(1,015,647)
Net investments in real estate	$2,239,169	$2,352,242

Impairment of Assets
During the years ended December 31, 2016, 2015, and 2014, we recorded asset impairment losses of $62.6 million, $140.3 million and $19.7 million, respectively. Such impairment losses are recorded in “Impairment of assets” for the years ended 2016, 2015 and 2014. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
White Clay Point land	$20,786	$—	$—
Beaver Valley Mall	18,055	—	—
Washington Crown Center	14,117	—	—
Crossroads Mall	9,038	—	—
Office building located at Voorhees Town Center	607	—	—
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	—	63,904	—
Voorhees Town Center	—	39,242	—
Lycoming Mall	—	28,345	—
Uniontown Mall	—	7,394	—
Palmer Park Mall	—	1,383	—
Nittany Mall	—	—	15,495
North Hanover Mall	—	—	2,900
South Mall	—	—	1,300
Other	—	50	—
Total Impairment of Assets	$62,603	$140,318	$19,695

White Clay Point land

In 2016, we recorded a loss on impairment of assets on White Clay Point land, in New Garden Township, Pennsylvania of $20.8 million. In connection with our decision to market the property, which we concluded was a triggering event, we conducted an analysis of possible impairment at this property. We determined that the estimated proceeds from a potential sale of the property, would likely be less than the carrying value of the property, and recorded a loss on impairment of assets.

Beaver Valley Mall

In 2016, we recorded a loss on impairment of assets on Beaver Valley Mall, in Monaca, Pennsylvania of $18.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property is classified as “held for sale” as of December 31, 2016. The property was sold in January 2017.

Washington Crown Center

In 2016, we recorded a loss on impairment of assets on Washington Crown Center, in Washington, Pennsylvania of $14.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in August 2016.

Crossroads Mall

In 2016, we recorded a loss on impairment of assets on Crossroads Mall, in Beckley, West Virginia of $9.0 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property is classified as “held for sale” as of December 31, 2016. The property was sold in January 2017.

Office building located at Voorhees Town Center

In 2016, we recorded a loss on impairment of assets on an office building located in Voorhees, New Jersey of $0.6 million in connection with negotiations with a the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in September 2016.

Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall

In 2015, we recorded aggregate losses on impairment of assets on Gadsden Mall in Gadsden, Alabama, New River Valley Mall in Christiansburg, Virginia and Wiregrass Commons Mall in Dothan, Alabama of $63.9 million in connection with negotiations with a prospective buyer of the properties. As a result of these negotiations, we determined that the holding period for the properties was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at these properties. Based upon the purchase and sale agreement with the prospective buyer of the properties and subsequent further negotiations, we determined that the estimated aggregate undiscounted cash flows, net of estimated capital expenditures, for Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall were less than the aggregate carrying value of the properties, and recorded a loss on impairment of assets. The properties were sold in March 2016.

Voorhees Town Center

In 2015, we recorded a loss on impairment of assets on Voorhees Town Center in Voorhees, New Jersey of $39.2 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the buyer of the property, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Voorhees Town Center were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in October 2015.

Lycoming Mall

In 2015, we recorded aggregate losses on impairment of assets on Lycoming Mall in Pennsdale, Pennsylvania of $28.3 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the initial purchase and sale agreement with the prospective buyer of the property, which has since been terminated, as well as a subsequent purchase and sale agreement, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Lycoming Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in March 2016.

Uniontown Mall

In 2015, we recorded aggregate losses on impairment of assets on Uniontown Mall in Uniontown, Pennsylvania of $7.4 million. In connection with negotiations with the buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the original purchase and sale agreement with the buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Uniontown Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. The property was sold in August 2015.

Palmer Park Mall

In 2015, we recorded a loss on impairment of assets on Palmer Park Mall in Easton, Pennsylvania of $1.4 million. In connection with negotiations with the buyer of the property, we had determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Palmer Park Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in February 2016.

Nittany Mall

In 2014, we recorded aggregate losses on impairment of assets at Nittany Mall of $15.5 million after entering into negotiations with the then-prospective buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Nittany Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets when we sold the property in September 2014.
North Hanover Mall

In 2014, we recorded aggregate losses on impairment of assets at North Hanover Mall of $2.9 million after entering into negotiations with the then-prospective buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the purchase and sale agreement with the then-prospective buyer of the property and subsequent further negotiations, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for North Hanover Mall were less than the carrying value of the property, and recorded both an initial loss on impairment of assets and a subsequent additional loss on impairment of assets. We previously recognized losses on impairment of assets on North Hanover Mall of $2.9 million in 2013 and $24.1 million in 2011. The property was sold in September 2014.

South Mall

In 2014, we recorded a loss on impairment of assets at South Mall of $1.3 million after entering into negotiations with the buyer of the property. As a result of these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Using updated assumptions, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for South Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in June 2014.

Acquisition

On March 31, 2015, we acquired Springfield Town Center in Springfield, Virginia for aggregate consideration of $486.6 million, consisting of the following components: (i) the assumption and immediate payoff of $263.8 million of indebtedness owed to affiliates of Vornado Realty L.P.; (ii) 6,250,000 OP Units valued at $145.2 million, (iii) liabilities relating to tenant improvements and allowances of $14.8 million, (iv) the estimated present value of the “Earnout” (as described below) of $8.6 million, and (v) the remainder in cash. The seller is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. As of December 31, 2016, the estimated value of the Earnout is zero. The table below sets forth our allocation of the purchase price:

(in thousands of dollars)
Land	$119,912
Building	299,012
Common area improvements	16,776
Site improvements and tenant improvements	35,565
Intangible assets (liabilities):
In-place lease value	18,123
Above market lease value	260
Below market lease value	(393)
Above market ground lease value (as lessor)	(5,882)
Deferred and other assets	3,231
Total	$486,604

Dispositions
The table below presents our dispositions since January 1, 2014. Proceeds from property sales were used for general corporate purposes, repayment of mortgage loans that secured the properties (if applicable) and repayment of then-outstanding amounts on our Credit Agreements (see note 4), unless otherwise noted.

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—

2016 Activity:
February	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
March	Gadsden Mall, Gadsden, Alabama; New River Valley Mall, Christiansburg, Virginia; and Wiregrass Commons Mall, Dothan, Alabama(1)	Three Malls (single combined transaction)	17.4%	66.0	1.6
	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	26.4	0.3
June	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail	3.2%	45.0	20.3
August	Washington Crown Center, Washington, Pennsylvania	Mall	14.5%	20.0	(0.1)

2015 Activity:
August	Uniontown Mall, Uniontown, Pennsylvania	Mall	17.5%	23.0	—
October	Voorhees Town Center, Voorhees, New Jersey	Mall	10.3%	13.4	—

2014 Activity:
June	South Mall Allentown, Pennsylvania	Mall	10.1%	23.6	0.2
July	The Gallery at Market East Philadelphia, Pennsylvania	Mall (50% interest)(2)	5.1%	106.8	(0.6)
September	North Hanover Mall, Hanover, Pennsylvania and Nittany Mall State College, Pennsylvania	Two malls (single combined transaction)	North Hanover Mall 11.0% Nittany Mall 16.2%	32.3	(0.1)

(1)
In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at a fixed rate of 6.00% per annum and has a maturity of April 2026. As of December 31, 2016, the balance of the mortgage loan was $16.8 million.

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

Dispositions – Other Activity

In 2016, we sold an office building adjacent to Voorhees Town Center for $4.0 million, and recorded a gain of $0.1 million.

In 2016, we sold three land parcels for an aggregate sales price of $4.9 million, and a net gain on sales of real estate of $0.6 million.

In 2016, we sold a non operating parcel located at Francis Scott Key Mall for $0.4 million and recorded a gain of $0.2 million.

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

Development Activities
As of December 31, 2016 and 2015, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2016 and 2015:

	As of December 31,
(in thousands of dollars)	2016	2015
Construction in progress	$97,575	$64,019
Land held for development	5,910	6,350
Deferred costs and other assets	2,752	2,332
Total capitalized construction and development activities	$106,237	$72,701
As of December 31, 2016, we had $0.1 million of refundable deposits on land and building purchase contracts.

3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2016 and 2015:

	As of December 31,
(in thousands of dollars)	2016	2015
ASSETS:
Investments in real estate, at cost:
Retail properties	$649,960	$636,774
Construction in progress	160,699	126,199
Total investments in real estate	810,659	762,973
Accumulated depreciation	(207,987)	(186,580)
Net investments in real estate	602,672	576,393
Cash and cash equivalents	27,643	37,362
Deferred costs and other assets, net	37,705	39,890
Total assets	668,020	653,645
LIABILITIES AND PARTNERS’ EQUITY:
Mortgage loans	445,224	440,450
Other liabilities	23,945	30,425
Total liabilities	469,169	470,875
Net equity	198,851	182,770
Partners’ share	101,045	95,165
Company’s share	97,806	87,605
Excess investment(1)	8,969	7,877
Net investments and advances	$106,775	$95,482

Investment in partnerships, at equity	$168,608	$161,029
Distributions in excess of partnership investments	(61,833)	(65,547)
Net investments and advances	$106,775	$95,482

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
Real estate revenue	$117,912	$105,813	$95,643
Expenses:
Property operating expenses	(33,597)	(39,134)	(32,992)
Interest expense	(21,573)	(21,021)	(21,805)
Depreciation and amortization	(23,326)	(25,718)	(19,521)
Total expenses	(78,496)	(85,873)	(74,318)
Net income	39,416	19,940	21,325
Less: Partners’ share	(21,137)	(10,128)	(10,637)
Company’s share	18,279	9,812	10,688
Amortization of excess investment	198	(272)	(119)
Equity in income of partnerships	$18,477	$9,540	$10,569

Acquisition

In June 2014, we contributed $3.2 million, representing a 25% interest, to the partnership that was developing Gloucester Premium Outlets in Gloucester Township, New Jersey, which opened in August 2015. The partnership used our and our partners’ contributions to purchase the land on which the property was developed.

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
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop The Gallery into Fashion Outlets of Philadelphia. The results of operations of The Gallery have been recorded as an equity method investment after the July 29, 2014 transaction with Macerich.
Mortgage Loans of Unconsolidated Properties
Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2025. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.45% to 5.88% and had a weighted average interest rate of 5.32% at December 31, 2016. The variable interest rate mortgage loans have interest rates that range from 2.02% to 3.44% and had a weighted average interest rate of 2.21% at December 31, 2016. The weighted average interest rate of all partnership mortgage loans was 4.94% at December 31, 2016. The liability under each mortgage loan is limited to the partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2017	$3,461	$3,283	$6,744	$15,157
2018	3,591	20,981	24,572	91,106
2019	3,788	—	3,788	7,577
2020	3,212	58,519	61,731	123,462
2021	1,826	38,160	39,986	79,974
2022 and thereafter	4,887	59,801	64,688	129,375
Total principal payments	$20,765	$180,744	$201,509	446,651
Less: Unamortized debt issuance costs				1,427
Carrying value of mortgage notes payable				$445,224

The following table presents the mortgage loans secured by the unconsolidated properties entered into since January 1, 2014:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2015 Activity:
September	Springfield Mall(1)	$65.0	Fixed 4.45%	September 2025

2014 Activity:
December	Gloucester Premium Outlets(2)	83.9	LIBOR plus 1.50%	June 2018

(1)	The proceeds were used to repay the existing $61.7 million mortgage loan plus accrued interest. We received $1.0 million of proceeds as a distribution in connection with the financing.

(2)
The unconsolidated entity that owns Gloucester Premium Outlets entered into this construction mortgage loan and completed the project in 2015. The construction mortgage loan has a maximum availability of $90.0 million, of which $11.0 million, $71.3 million and $1.6 million was borrowed during 2016, 2015 and 2014, respectively, and $6.1 million was available as of December 31, 2016 (subject to submission of required documentation). Our interest in the unconsolidated entity is 25%.

Significant Unconsolidated Subsidiary

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which met the definition of a significant unconsolidated subsidiary in the years ended December 31, 2016 and December 31, 2014. The mortgage loan associated with the property is included in the amounts above. Summarized financial information as of or for the years ended December 31, 2016, 2015 and 2014 for this property, which is accounted for by the equity method, is as follows:

	As of or for the years ended December 31,
(in thousands of dollars)	2016	2015	2014
Total assets	$49,264	$49,919	$51,703
Mortgage payable	126,520	128,883	131,394
Revenue	36,923	36,497	36,605
Property operating expenses	8,659	9,599	10,027
Interest expense	7,570	7,708	7,839
Net income	17,264	15,844	14,932
PREIT’s share of equity in income of partnership	8,632	7,922	7,466

4. FINANCING ACTIVITY
Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”), as further discussed and defined below: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of December 31, 2016, the Company had borrowed $400.0 million under the Term Loans and $147.0 million under the 2013 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet includes $3.0 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to the Company as of December 31, 2016 was $207.4 million. Currently, no amounts are outstanding under the 2013 Revolving Facility and the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $338.6 million.
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2016	2015	2014
2013 Revolving Facility:
Interest expense	$3,209	$2,914	$1,523
Deferred financing amortization	795	1,187	1,430
Accelerated financing fee	—	193	—

Term Loans:
Interest expense	12,262	8,965	4,681
Deferred financing amortization	619	396	297
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

In June 2016, the Borrower entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the termination date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%.

In June 2015, the Borrower entered into an amendment to each of the 2014 Term Loans under which PREIT is required to maintain, on a consolidated basis, minimum Unencumbered Debt Yield of 11.0%, versus 12.0% previously, consistent with the amendment to the covenant in the 2013 Revolving Facility, and the provision of the 2015 5-Year Term Loan. The cross-default provisions in the 2014 Term Loans were also amended to add the 2015 5-Year Term Loan.

Subject to the terms of the Credit Agreements, the Borrower has the option to increase the maximum amount available under the 2014 Term Loans, through an accordion option (subject to certain conditions), in increments of $5.0 million (with a minimum increase of $25.0 million), based on Wells Fargo Bank’s ability to obtain increases in commitments from the current lenders or from new lenders. The 2014 5-Year Term Loan may be increased from $150.0 million to as much as $300.0 million, and the 2014 7-Year Term Loan may be increased from $200.0 million to as much as $400.0 million, as set forth in the Amendment discussed above.

Identical covenants and common provisions contained in the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below.

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

		Applicable Margin (above LIBOR)
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

(1) The rate in effect at December 31, 2016.

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

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of December 31, 2016, the Borrower was in compliance with all such financial covenants.

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

Mortgage Loans
Our mortgage loans, which are secured by 12 of our consolidated properties, are due in installments over various terms extending to the year 2025. Nine of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.47% at December 31, 2016. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.86% at December 31, 2016. The weighted average interest rate of all consolidated mortgage loans was 4.13% at December 31, 2016. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans of our consolidated properties as of December 31, 2016:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2017	$17,902	$150,000	$167,902
2018	18,652	68,469	87,121
2019	19,393	—	19,393
2020	19,791	27,161	46,952
2021	19,162	178,600	197,762
2022 and thereafter	32,871	675,384	708,255
Total principal payments	$127,771	$1,099,614	1,227,385
Less: Unamortized debt issuance costs			4,526
Carrying value of mortgage notes payable			$1,222,859
The estimated fair values of our consolidated mortgage loans (excluding mortgage loans on held for sale properties) based on year-end interest rates and market conditions at December 31, 2016 and 2015 are as follows:

	2016		2015
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans (1)	$1,222.9	$1,189.6	$1,321.3	$1,323.3
(1)The carrying value of mortgage loans has been reduced by unamortized debt issuance costs of $4.5 million and $4.2 million as of December 31, 2016 and 2015, respectively.
The mortgage loans contain various customary default provisions. As of December 31, 2016, we were not in default on any of the mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2014 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2016 Activity:
March	Viewmont Mall(1)	$9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall(2)	130.0	LIBOR plus 2.00%	April 2021

2015 Activity:
March	Francis Scott Key Mall(3)	5.8	LIBOR plus 2.60%	March 2018
June	Patrick Henry Mall(4)	96.2	4.35% fixed	July 2025
September	Willow Grove Park Mall(5)	170.0	3.88% fixed	October 2025

(1)	The mortgage was increased by $9.0 million to $57.0 million, and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(2)
The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan plus accrued interest. Interest only payments.

(3)	The mortgage loan was increased by $5.8 million in 2015. Interest only payments.

(4)
We used the proceeds of the mortgage loan to repay the $83.8 million mortgage loan plus accrued interest and incurred a $0.8 million prepayment penalty. The balance of the proceeds were used for general corporate purposes.

(5)	We used the proceeds of the mortgage loan to repay the $133.6 million mortgage loan plus accrued interest. The balance of the proceeds were used for general corporate purposes.

Other Mortgage Loan Activity

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

5. EQUITY OFFERING

2017 Preferred Share Offering

In January 2017, we issued 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C
Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of approximately $166.6 million after deducting payment of the underwriting discount of $5.4 million ($0.7875 per Series C Preferred Share) and offering expenses of $0.5 million. We used a portion of the net proceeds from this offering to repay all $117.0 million of then-outstanding borrowings under the 2013 Revolving Facility.

We may not redeem the Series C Preferred Shares before January 27, 2022 except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series C. On and after January 27, 2022, we may redeem any or all of the Series C Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

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
Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $2.4 million will be reclassified as an increase to interest expense in connection with derivatives.
Interest Rate Swaps
As of December 31, 2016, we had entered into 26 interest rate swap agreements with a weighted average interest swap rate of 1.25% on a notional amount of $627.7 million maturing on various dates through March 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and do so on a quarterly basis. As of December 31, 2016, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the years ended December 31, 2016, 2015 and 2014, we recorded net losses on hedge ineffectiveness of $0.1 million, $0.5 million and $1.8 million, respectively.

In 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a net loss on hedge ineffectiveness of $0.1 million.

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
Accumulated other comprehensive income (loss) as of December 31, 2016 includes a net loss of $1.5 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at December 31, 2016 and 2015. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at December 31, 2016(1)	Fair Value at December 31, 2015(1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
$25.0	N/A(2)	$(0.1)			July 31, 2016
28.1	—	(0.2)	1.38%		January 2, 2017
33.0	N/A(3)	—			December 1, 2017
48.0	$(0.1)	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	(0.1)	(0.1)	1.12%		January 1, 2018
30.0	(0.3)	(0.5)	1.78%		January 2, 2019
25.0	0.3	N/A	0.7%		January 2, 2019
20.0	(0.2)	(0.4)	1.78%		January 2, 2019
20.0	(0.2)	(0.3)	1.78%		January 2, 2019
20.0	(0.2)	(0.3)	1.79%		January 2, 2019
20.0	(0.2)	(0.3)	1.79%		January 2, 2019
20.0	(0.2)	(0.3)	1.79%		January 2, 2019
25.0	0.1	—	1.16%		January 2, 2019
25.0	0.1	—	1.16%		January 2, 2019
25.0	0.1	—	1.16%		January 2, 2019
20.0	—	—	1.16%		January 2, 2019
20.0	0.2	0.1	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.24%		June 26, 2020
9.0	0.2	N/A	1.19%		February 1, 2021
35.0	0.9	N/A	1.01%		March 1, 2021
35.0	0.9	N/A	1.02%		March 1, 2021
20.0	0.5	N/A	1.01%		March 1, 2021
20.0	0.5	N/A	1.02%		March 1, 2021
20.0	0.5	N/A	1.02%		March 1, 2021

Forward Starting Swap
48.0	0.7	N/A	1.42%	January 2, 2018	February 1, 2021
	$4.3	$(1.7)

(1)
As of December 31, 2016 and December 31, 2015, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy and we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)	This interest rate swap matured in July 2016.

(3)	This interest rate swap was terminated in March 2016.

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,			Consolidated Statements of Operations Location
	2016	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$1.5	$(2.4)	$(1.9)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	5.1	5.0	4.3	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(0.1)	(0.5)	(1.8)	Interest expense
Credit-Risk-Related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2016, we were not in default on any of our derivative obligations.
We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2016, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.5 million. If we had breached any of the default provisions in these agreements as of December 31, 2016, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.5 million. We had not breached any of these provisions as of December 31, 2016.
7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014 respectively.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.4 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2016, 2015 and 2014, approximately 24,000, 25,000 and 30,000 shares, respectively, were purchased for total consideration of $0.5 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. We recorded expense of $0.1 million in each of the years ended December 31, 2016, 2015 and 2014, related to the share purchase plan.

8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2016, we make share based compensation awards using our Second Amended and Restated 2003 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2012 (the “2003 Equity Incentive Plan”). Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.
For the years ended December 31, 2016, 2015 and 2014, we recorded aggregate compensation expense for share based awards of $6.0 million (including $0.3 million of accelerated amortization relating to employee separation), $6.3 million (including $0.2 million of accelerated amortization relating to employee separation) and $8.5 million, (including $1.5 million of accelerated amortization related to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For each of the years ended December 31, 2016, 2015 and 2014, we capitalized compensation costs related to share based awards of $0.2 million, $0.2 million, and $0.1 million, respectively
2003 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2003 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 888,460 as of December 31, 2016. The share based awards described in this footnote were all made under the 2003 Equity Incentive Plan.
Restricted Shares
The aggregate fair value of the restricted shares that we granted to our employees in 2016, 2015 and 2014 was $4.3 million, $4.0 million and $4.3 million, respectively. As of December 31, 2016, there was $8.2 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $3.7 million and $6.0 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2016 and changes during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	583,439	$17.15
Shares granted	253,922	19.20
Shares vested	(374,213)	16.16
Shares forfeited	(25,099)	18.46
December 31, 2014	438,049	$19.11
Shares granted	195,255	23.38
Shares vested	(282,125)	17.12
Shares forfeited	(8,849)	21.32
December 31, 2015	342,330	$23.13
Shares granted	264,989	19.27
Shares vested	(206,480)	20.77
Shares forfeited	(14,427)	19.60
December 31, 2016	386,412	$21.88

Restricted Shares Subject to Time Based Vesting
In 2016, 2015 and 2014, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 230,429, 169,131 and 225,978 restricted shares subject to time based vesting to our employees in 2016, 2015 and 2014, respectively. The weighted average grant date fair values of time based restricted shares was $18.67 per share in 2016, $23.55 per share in 2015 and $19.23 per share in 2014. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.3 million (including $0.2 million of accelerated amortization relating to employee separation), $3.9 million (including $0.2 million of accelerated amortization relating to employee separation) and $4.9 million (including $0.8 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2016, 2015 and 2014, respectively.

On February 27, 2017, the Company granted 245,950 time-based restricted shares to employees with a grant date fair value of $4.0 million that vest over periods of two to three years in annual installments.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows (including restricted shares issued in 2017):

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2017	$3,742
2018	2,821
2019	1,419
2020	192
Total	$8,173

Restricted Share Unit Programs
In 2016, 2015, 2014, 2013 and 2012, our Board of Trustees established the 2016-2018 RSU program, 2015-2017 RSU Program, the 2014-2016 RSU Program, the 2013-2015 RSU Program and the 2012-2014 RSU Program, respectively (the “RSU Programs”).
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
The aggregate fair values of the RSU awards in 2016, 2015 and 2014 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2016, 2015 and 2014 by grant date:

(in thousands of dollars, except per share data)	RSUs and assumptions by Grant Date
	February 23, 2016	February 24, 2015	February 26, 2014
RSUs granted	127,421	94,014	127,353
Aggregate fair value of shares granted	$1,914	$2,074	$2,236
Weighted average fair value per share	$15.02	$22.06	$17.56
Volatility	25.3%	25.3%	37.7%
Risk free interest rate	0.90%	0.97%	0.68%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	1.184	1.221	1.492
Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $1.8 million (including 0.3 million of accelerated amortization relating to employee separation), $1.8 million (including $0.2 million of accelerated amortization relating to employee separation) and $2.8 million of compensation expense related to the RSU Programs for the years ended December 31, 2016, 2015 and 2014, respectively. We will record future aggregate compensation expense of $1.8 million related to the existing awards under the RSU Programs (not including the effect of the 2017 RSUs described below, the valuation for which has not yet been determined) .
For the year ended December 31, 2016, no shares were issued from the 2014-2016 RSU program because the required criteria were not met. For the years ended December 31, 2015 and 2014, the number of shares issued to employees resulting from the measurement of the 2013-2015 RSU Program, and the 2012-2014 RSU program were 134,733, and 345,344, respectively.
On February 27, 2017, the Board of Trustees established the 2017-2019 RSU program, and the Company granted 140,490 RSUs to employees (the “2017 RSUs”). The 2017 RSUs have a three-year measurement period that ends on December 31, 2019 or a shorter period ending upon the change in control of the Company. The aggregate fair value of the 2017 RSUs will be determined during the first quarter of 2017.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. These annual awards are made under the 2003 Equity Incentive Plan. The aggregate fair value of the restricted shares that we granted to our non-employee trustees in 2016, 2015 and 2014 was $0.8 million, $0.6 million and $0.5 million, respectively. We recorded $0.6 million, $0.6 million and $0.8 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $0.4 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. This future compensation expense will be recognized over a weighted average period of 0.2 years. The total fair value of shares granted to non-employee trustees that vested was $0.8 million, $1.1 million, and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2017, we will record compensation expense of $0.4 million in connection with the vesting of existing non-employee trustee restricted share awards.

Options Outstanding
Options, when granted, are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003, and, since that date, have only made option grants to non-employee trustees on the date they became trustees in accordance with past practice. No options were granted to non-employee trustees from 2014 through 2016. In 2013, 5,000 options were granted to a newly-elected, non-employee trustee. In 2013, the Board of Trustees determined that it would no longer grant options to new non-employee trustees. The following table presents the changes in the number of options outstanding from January 1, 2014 through December 31, 2016:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan
Options outstanding at January 1, 2014	20,000	20,000
Options forfeited	$34.55	(5,000)
Options outstanding at December 31, 2014	15,000	15,000
Options forfeited	$38.00	(5,000)
Options outstanding at December 31, 2015	10,000	10,000
Options forfeited	$—	—
Options outstanding at December 31, 2016(1)	10,000	10,000
Outstanding exercisable and unexercisable options
Average exercise price per share	$16.63	$16.63
Aggregate exercise price(2)	$166	$166
Intrinsic value of options outstanding(2)	$30	$30
Outstanding exercisable options at December 31, 2016
Options	8,750	8,750
Average exercise price per share	$16.09	$16.09
Aggregate exercise price(2)	$141	$141
Intrinsic value of options outstanding(2)	$30	$30

(1)	The weighted average remaining contractual life of these outstanding options is 5.77 years (weighted average exercise price of $16.63 per share and an aggregate exercise price of $0.2 million).

(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2016:

	Options Outstanding as of December 31, 2016		Options Exercisable as of December 31, 2016
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (Years)
$12.87-$18.99	5,000	$12.87	5,000	$12.87	5.4
$19.00-$28.99	5,000	$20.40	3,750	$20.40	6.3

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year is as follows:

(in thousands of dollars) For the Year Ending December 31,
2017	$200,975
2018	178,951
2019	156,396
2020	135,490
2021	117,747
2022 and thereafter	380,938
$1,170,497
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at Springfield Town Center. Total amounts expensed relating to such leases were $2.4 million, $2.5 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We account for ground rent and operating lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2017	$2,151	$563
2018	2,053	563
2019	1,654	563
2020	177	563
2021	35	563
2022 and thereafter	—	4,918
	$6,070	$7,733
10. RELATED PARTY TRANSACTIONS
General
In 2016, 2015 and 2014, we provided management, leasing and development services for properties owned by partnerships and other entities in which certain of our officers or current or former trustees or members of their immediate family and affiliated entities have indirect ownership interests. As of December 31, 2016, we no longer manage any of these properties. Total revenue earned by PRI for such services was $0.3 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Office Lease
We lease our principal executive offices from Bellevue Associates, an entity in which Ronald Rubin, one of our trustees, collectively with members of his immediate family and affiliated entities, owns approximately a 50% interest. Total rent expense under this lease was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Springfield Park Disposition

As disclosed in note 3, we sold our entire 50% interest in Springfield Park shopping center in Springfield, Pennsylvania in July 2015. The buyer, Rubin Retail Acquisitions, L.P., is an entity controlled by Ronald Rubin, a Trustee of PREIT. In accordance with PREIT’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of PREIT’s Board of Trustees considered and approved the terms of the transaction. The disinterested members of PREIT’s Board of Trustees also approved the transaction.

11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2016, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $186.7 million in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.
Employment Agreements
As of December 31, 2016, three officers of the Company had employment agreements with initial terms that range from one year to three years and that renew automatically for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2016 of $1.6 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.
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

Other

In 2016, 2015 and 2014, we terminated the employment of certain employees. In connection with the departure of those employees, we recorded $1.4 million, $2.1 million and $0.9 million of employee separation expense in 2016, 2015 and 2014, respectively.

In 2015, in connection with the acquisition of Springfield Town Center in Springfield, Virginia, we recorded a contingent liability representing the estimated fair value of additional consideration that the seller would potentially be eligible to receive
(the “Earnout”). As of December 31, 2015, the estimated fair value of the Earnout was $8.6 million. In September 2016, based on revised leasing assumptions and other factors, we revised our estimate and determined that the entire contingent liability associated with the Earnout should be eliminated. The change in the estimated fair value of this contingent liability is recorded as a component of depreciation and amortization expense in the accompanying consolidated statement of operations.

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
There were no other tax protection agreements in effect as of December 31, 2016.
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
The tax credits were subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase I Project, which was completed in the third quarter of 2009. Our obligation to the Phase I Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue criteria. We recorded $1.8 million of the contribution received from the Phase I Counterparty as “Other income” in the consolidated statements of operations in the third quarter of 2014 representing the expiration of the fifth and final recapture periods, respectively. We also recorded $1.2 million of priority returns earned by the Phase I Counterparty during the third quarter of 2014. Of this amount, $1.0 million relates to priority returns from prior periods that were paid but were not expensed in the period in which they were earned.
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Phase II Project, of which Phase II(i) was completed in the second quarter of 2012, and Phase II(ii) was completed in the second quarter of 2013. Our obligation to the Phase II Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In the third quarters of 2016, 2015 and 2014, we recognized $0.9 million, $0.9 million and $1.2 million, respectively, related to the fourth, third and second recapture periods of Phase II(i) and $1.0 million, $1.2 million and $1.0 million, respectively, related to the third, second and first recapture periods of Phase II(ii) of the contribution received from the Phase II Counterparty, as “Other income” in the consolidated statements of operations. We also recorded $0.2 million, $0.3 million and $0.3 million of priority returns earned by the Phase II Counterparty during each of the third quarters 2016, 2015 and 2014, respectively.

In aggregate, we recorded net income of $1.8 million, $1.8 million and $1.9 million to “Other income” in the consolidated statements of operations in connection with Phase II in 2016, 2015 and 2014, respectively. Pursuant to terms customarily found in such agreements, we have agreed to indemnify the Phase I and Phase II Counterparties for their contributions, penalties and interest in the event all or a portion of the historic tax credits are disallowed.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$101,972	$94,253	$98,860	$104,861	$399,946
Net income (loss)(2)(3)	1,929	9,169	2,916	(26,727)	(12,713)
Net income available (loss attributable) to PREIT(2)(3)	1,721	8,187	2,604	(23,860)	(11,348)
Basic and diluted (loss) earnings per share	(0.03)	0.06	(0.02)	(0.40)	(0.40)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$100,058	$101,693	$107,036	$116,624	$425,411
Net (loss) income(2)(3)	(13,939)	(34,666)	(36,241)	(44,721)	(129,567)
Net loss attributable to PREIT(3)	(13,509)	(30,924)	(32,340)	(39,910)	(116,683)
Basic and diluted loss per share	(0.26)	(0.51)	(0.53)	(0.64)	(1.93)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)
Includes impairment losses of $0.6 million (1st Quarter 2016), $14.1 million (2nd Quarter 2016), $9.9 million (3rd Quarter 2016), $38.0 million (4th Quarter 2016), $6.2 million (1st Quarter 2015), $28.7 million (2nd Quarter 2015), $51.4 million (3rd Quarter 2015) and $54.0 million (4th Quarter 2015).

(3)	Includes gains on sales of interests in real estate of $2.0 million (1st Quarter 2016), $20.9 million (2nd Quarter 2016) and $12.4 million (3rd Quarter 2015).

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2016

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance(1)	Date of Acquisition/ Construction	Life of Depre- ciation

Capital City Mall	$11,642	$65,575	$35,267	$11,642	$100,842	$40,264	$61,107	2003	40
Cherry Hill Mall	29,938	185,611	256,826	48,608	423,767	209,950	287,124	2003	40
Cumberland Mall	8,711	43,889	29,738	9,902	72,436	22,350	46,588	2005	40
Dartmouth Mall	7,015	28,328	35,016	7,004	63,355	35,902	62,460	1998	40
Exton Square Mall	21,460	121,326	43,692	27,875	158,603	48,842	—	2003	40
Francis Scott Key Mall	9,786	47,526	36,156	9,440	84,028	35,118	68,469	2003	40
Jacksonville Mall	9,974	47,802	28,113	9,974	75,915	32,792	—	2003	40
Logan Valley Mall	13,267	68,449	26,097	13,267	94,546	37,613	—	2003	40
Magnolia Mall	9,279	44,165	38,111	15,893	75,662	41,994	—	1998	40
Monroe Land	1,177	—	—	1,177	—	—	—	2006	10
Moorestown Mall	11,368	62,995	77,882	11,368	140,877	51,616	—	2003	40
Patrick Henry Mall	16,075	86,643	49,655	16,397	135,976	62,121	94,029	2003	40
Plymouth Meeting Mall	29,265	58,388	97,084	29,958	154,779	71,186	—	2003	40
The Mall at Prince Georges	13,065	57,686	38,918	13,066	96,603	51,459	150,000	1998	40
Springfield Town Center	119,912	353,551	11,802	119,912	365,353	21,921	—	2015	40
Springhills land	21,555	9,827	(12,153)	19,109	120	—	—	2006	N/A
Sunrise Plaza land	395	—	—	395	—	—	—	2005	N/A
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	13,187	60,658	36,001	13,187	96,659	39,363	—	2003	40
Valley View Mall	9,880	46,817	22,679	9,936	69,440	24,710	29,169	2003	40
Viewmont Mall	12,505	61,519	34,812	12,673	96,163	36,931	57,000	2003	40
Willow Grove Park	26,748	131,189	83,315	36,188	205,064	88,976	166,422	2003	40
White Clay Point land	31,000	11,803	(28,803)	10,914	3,086	—	—	2005	N/A
Woodland Mall	35,540	124,504	64,660	44,389	180,315	63,204	128,880	2005	40
Wyoming Valley Mall	14,153	73,035	26,738	13,302	100,624	44,533	76,137	2003	40
Investment In Real Estate	$477,086	$1,791,286	$1,031,642	$505,801	$2,794,213	$1,060,845	$1,227,385
Assets Held For Sale:
Beaver Valley Mall (2)	$10,822	$42,877	$(17,239)	$4,233	$32,227	$15,318	$—	2002	N/A
Crossroads Mall (2)	5,054	22,496	6,798	3,459	$30,889	11,256	—	2003	N/A
Total Assets Held for Sale	$15,876	$65,373	$(10,441)	$7,692	$63,116	$26,574	$—
(1)The total encumbrance balance is not shown net of the unamortized debt costs of $4.5 million.
(2)Property was sold in January 2017.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,303.2 million and $2,380.8 million, respectively, at December 31, 2016 and $3,662.8 million and $2,660.7 million, respectively, at December 31, 2015. The changes in total real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$3,367,889	$3,285,404	$3,527,868
Improvements and development	116,575	69,486	103,946
Acquisitions	27,234	476,516	20,227
Impairment of assets	(74,391)	(195,111)	(33,536)
Dispositions	(61,360)	(71,172)	(331,480)
Write-off of fully depreciated assets	(5,125)	(13,100)	(1,621)
Reclassification to held for sale	(70,808)	(184,134)	—
Balance, end of year	$3,300,014	$3,367,889	$3,285,404
Balance, end of year – held for sale	$70,808	$184,134	$—

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$1,015,647	$1,061,051	$1,012,746
Depreciation expense	124,433	131,102	133,699
Impairment of assets	(35,998)	(60,461)	(13,841)
Dispositions	(11,538)	(37,519)	(69,933)
Write-off of fully depreciated assets	(5,125)	(13,100)	(1,620)
Reclassification to held for sale	(26,574)	(65,426)	—
Balance, end of year	$1,060,845	$1,015,647	$1,061,051
Balance, end of year – held for sale	$26,574	$65,426	$—

S-2

Exhibit Index

Exhibit Number	Description

10.70	Letter Agreement, dated as of May 8, 2013 by and between PREIT Services LLC and Andrew M. Ioannou.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2	Consent of Ernst and Young LLP (Independent Auditors)

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.