Form 10-Q
period 2017-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2017-04-27
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares of beneficial interest, $1.00 par value per share, outstanding at April 24, 2017: 69,741,102

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,205,211	$3,196,529
Construction in progress	108,553	97,575
Land held for development	5,910	5,910
Total investments in real estate	3,319,674	3,300,014
Accumulated depreciation	(1,090,174)	(1,060,845)
Net investments in real estate	2,229,500	2,239,169
INVESTMENTS IN PARTNERSHIPS, at equity:	186,789	168,608
OTHER ASSETS:
Cash and cash equivalents	18,704	9,803
Tenant and other receivables (net of allowance for doubtful accounts of $6,552 and $6,236 at March 31, 2017 and December 31, 2016, respectively)	31,047	39,026
Intangible assets (net of accumulated amortization of $11,638 and $11,064 at March 31, 2017 and December 31, 2016, respectively)	19,172	19,746
Deferred costs and other assets, net	101,839	93,800
Assets held for sale	3,444	46,680
Total assets	$2,590,495	$2,616,832
LIABILITIES:
Mortgage loans payable, net	$1,069,539	$1,222,859
Term Loans, net	397,231	397,043
Revolving Facility	135,000	147,000
Tenants’ deposits and deferred rent	15,146	13,262
Distributions in excess of partnership investments	61,898	61,833
Fair value of derivative liabilities	834	1,520
Liabilities related to assets held for sale	—	2,658
Accrued expenses and other liabilities	62,204	68,251
Total liabilities	1,741,852	1,914,426
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of March 31, 2017 and December 31, 2016; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of March 31, 2017 and December 31, 2016; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 shares of Series C Preferred Shares issued and outstanding at March 31, 2017; liquidation preference of $172,500	69	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,747 shares at March 31, 2017 and 69,553 shares at December 31, 2016	69,747	69,553
Capital contributed in excess of par	1,648,419	1,481,787
Accumulated other comprehensive loss	3,260	1,622
Distributions in excess of net income	(1,018,484)	(997,789)
Total equity—Pennsylvania Real Estate Investment Trust	703,092	555,254
Noncontrolling interest	145,551	147,152
Total equity	848,643	702,406
Total liabilities and equity	$2,590,495	$2,616,832

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
REVENUE:
Real estate revenue:
Base rent	$57,435	$66,993
Expense reimbursements	28,097	31,134
Percentage rent	304	451
Lease termination revenue	481	235
Other real estate revenue	2,107	2,643
Total real estate revenue	88,424	101,456
Other income	840	516
Total revenue	89,264	101,972
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(29,952)	(34,189)
Utilities	(3,823)	(4,326)
Other property operating expenses	(3,205)	(4,596)
Total property operating expenses	(36,980)	(43,111)
Depreciation and amortization	(31,758)	(33,735)
General and administrative expenses	(9,041)	(8,586)
Provision for employee separation expenses	—	(535)
Project costs and other expenses	(312)	(51)
Total operating expenses	(78,091)	(86,018)
Interest expense, net	(15,338)	(19,346)
Impairment of assets	—	(606)
Total expenses	(93,429)	(105,970)
Loss before equity in income of partnerships, gains on sales of interests in non operating real estate and gains on sales of real estate	(4,165)	(3,998)
Equity in income of partnerships	3,736	3,883
Gains on sales of interests in non operating real estate	—	9
(Loss) gains on sales of interests in real estate, net	(57)	2,035
Net (loss) income	(486)	1,929
Less: net loss (income) attributable to noncontrolling interest	52	(208)
Net (loss attributable) income available to PREIT	(434)	1,721
Less: preferred share dividends	(6,205)	(3,962)
Net loss attributable to PREIT common shareholders	$(6,639)	$(2,241)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(486)	$1,929
Noncontrolling interest	52	(208)
Dividends on preferred shares	(6,205)	(3,962)
Dividends on unvested restricted shares	(97)	(84)
Net loss used to calculate loss per share—basic and diluted	$(6,736)	$(2,325)

Basic and diluted loss per share:	$(0.10)	$(0.03)

(in thousands of shares)
Weighted average shares outstanding—basic	69,218	68,973
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	69,218	68,973
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 109 and 298 for the three months ended March 31, 2017 and 2016, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Comprehensive (loss) income:
Net (loss) income	$(486)	$1,929
Unrealized gain (loss) on derivatives	1,710	(5,572)
Amortization of losses on settled swaps, net of gains	125	126
Total comprehensive income (loss)	1,349	(3,517)
Less: comprehensive (income) loss attributable to noncontrolling interest	(145)	379
Comprehensive income (loss) PREIT	$1,204	$(3,138)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended
March 31, 2017
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C					Noncontrolling interest
Balance December 31, 2016	$702,406	$46	$35	$—	$69,553	$1,481,787	$1,622	$(997,789)	$147,152
Net loss	(486)	—	—	—	—	—	—	(434)	(52)
Other comprehensive income	1,835	—	—	—	—	—	1,638	—	197
Preferred shares issued in 2017 public offering, net	166,345	—	—	69	—	166,276	—	—	—
Shares issued under employee compensation plans, net of shares retired	(947)	—	—	—	194	(1,141)	—	—	—
Amortization of deferred compensation	1,497	—	—	—	—	1,497	—	—	—
Distributions paid to common shareholders ($0.21 per share)	(14,643)	—	—	—	—	—	—	(14,643)	—
Distributions paid to Series A preferred shareholders ($0.5156 per share)	(2,372)	—	—	—	—	—	—	(2,372)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Distributions paid to Series C preferred shareholders ($0.24 per share)	(1,656)	—	—	—	—	—	—	(1,656)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,746)	—	—	—	—	—	—	—	(1,746)
Balance March 31, 2017	$848,643	$46	$35	$69	$69,747	$1,648,419	$3,260	$(1,018,484)	$145,551

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(486)	$1,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	29,632	31,400
Amortization	2,883	2,991
Straight-line rent adjustments	(738)	(618)
Provision for doubtful accounts	573	918
Amortization of deferred compensation	1,497	1,573
Loss on hedge ineffectiveness	—	143
Loss (gains) on sales of interests in real estate and non operating real estate, net	57	(2,044)
Equity in income of partnerships in excess of distributions	(697)	(1,346)
Impairment of assets	—	631
Change in assets and liabilities:
Net change in other assets	8,411	9,938
Net change in other liabilities	(2,457)	(1,032)
Net cash provided by operating activities	38,675	44,483
Cash flows from investing activities:
Additions to construction in progress	(16,178)	(11,839)
Investments in real estate improvements	(12,504)	(5,921)
Cash proceeds from sales of real estate	41,736	84,765
Additions to leasehold improvements	(390)	(141)
Investments in partnerships	(18,152)	(919)
Capitalized leasing costs	(1,667)	(1,737)
Decrease in cash escrows	(1,038)	2,085
Cash distributions from partnerships in excess of equity in income	732	4,463
Net cash (used in) provided by investing activities	(7,461)	70,756
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	166,345	—
Net (repayment of) borrowings from revolving facility	(12,000)	50,000
Proceeds from mortgage loans	—	9,000
Principal installments on mortgage loans	(3,693)	(4,263)
Repayments of mortgage loans	(150,000)	(139,843)
Payment of deferred financing costs	(11)	(521)
Dividends paid to common shareholders	(14,643)	(14,584)
Dividends paid to preferred shareholders	(5,618)	(3,962)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,746)	(1,752)
Value of shares of beneficial interest issued	344	324
Value of shares retired under equity incentive plans, net of shares issued	(1,291)	(2,040)
Net cash used in financing activities	(22,313)	(107,641)
Net change in cash and cash equivalents	8,901	7,598
Cash and cash equivalents, beginning of period	9,803	22,855
Cash and cash equivalents, end of period	$18,704	$30,453

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 30 properties in 10 states, including 22 operating shopping malls, four other operating retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”)), and one is classified as “other.”

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2017, we held an 89.4% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2017, the total amount that would have been distributed would have been $125.9 million, which is calculated using our March 31, 2017 closing price on the New York Stock Exchange of $15.14 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,312,676 as of March 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs, which were $5.1 million for the year ended December 31, 2016. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2017 and December 31, 2016 were comprised of the following:

(in thousands of dollars)	As of March 31, 2017	As of December 31, 2016
Buildings, improvements and construction in progress	$2,813,278	$2,794,213
Land, including land held for development	506,396	505,801
Total investments in real estate	3,319,674	3,300,014
Accumulated depreciation	(1,090,174)	(1,060,845)
Net investments in real estate	$2,229,500	$2,239,169

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Development/Redevelopment Activities:
Salaries and benefits	$348	$274
Real estate taxes	93	19
Interest	1,431	703
Leasing Activities:
Salaries, commissions and benefits	1,667	1,737

Dispositions

The following table presents our dispositions for the three months ended March 31, 2017:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain
				(in millions)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—

Acquisitions

In April 2017, we purchased the vacant anchor stores from Macy’s located at Valley View and Valley Malls for $2.5 million each. We have executed a lease with a replacement tenant for the Valley View Mall location. The Valley View Mall tenant is expected to open in the fourth quarter of 2017.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2017 and December 31, 2016:

(in thousands of dollars)	As of March 31, 2017	As of December 31, 2016
ASSETS:
Investments in real estate, at cost:
Operating properties	$637,106	$649,960
Construction in progress	202,879	160,699
Total investments in real estate	839,985	810,659
Accumulated depreciation	(211,153)	(207,987)
Net investments in real estate	628,832	602,672
Cash and cash equivalents	45,721	27,643
Deferred costs and other assets, net	39,440	37,705
Total assets	713,993	668,020
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable	443,585	445,224
Other liabilities	37,424	23,945
Total liabilities	481,009	469,169
Net investment	232,984	198,851
Partners’ share	117,755	101,045
PREIT’s share	115,229	97,806
Excess investment (1)	9,662	8,969
Net investments and advances	$124,891	$106,775

Investment in partnerships, at equity	$186,789	$168,608
Distributions in excess of partnership investments	(61,898)	(61,833)
Net investments and advances	$124,891	$106,775
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

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Real estate revenue	$28,168	$29,191
Operating expenses:
Property operating expenses	(8,704)	(10,212)
Interest expense	(5,372)	(5,392)
Depreciation and amortization	(5,855)	(5,722)
Total expenses	(19,931)	(21,326)
Net income	8,237	7,865
Less: Partners’ share	(4,491)	(4,216)
PREIT’s share	3,746	3,649
Amortization of and adjustments to excess investment	(10)	234
Equity in income of partnerships	$3,736	$3,883

Significant Unconsolidated Subsidiary

One of our unconsolidated subsidiaries, Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, in which we have a 50% partnership interest, met the conditions of significant unconsolidated subsidiaries as of March 31, 2017. The financial information of this entity is included in the amounts above. Summarized balance sheet information as of March 31, 2017 and December 31, 2016 and summarized statement of operations information for the three months ended March 31, 2017 and 2016 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	March 31, 2017	December 31, 2016
Summarized balance sheet information
Total assets	$45,901	$49,264
Mortgage loan payable	125,907	126,520

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
Summarized statement of operations information
Revenue	$8,809	$9,048
Property operating expenses	(1,903)	(2,226)
Interest expense	(1,869)	(1,906)
Net income	4,203	4,083
PREIT’s share of equity in income
of partnership	2,102	2,042

4. FINANCING ACTIVITY

Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”), as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2016: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of March 31, 2017, we had borrowed $400.0 million under the Term Loans and $135.0 million under the 2013 Revolving Facility (with $15.8 million pledged as collateral for letters of credit at March 31, 2017). The carrying value of the Term Loans on our consolidated balance sheet is net of $2.8 million of unamortized debt issuance costs.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2017	2016
2013 Revolving Facility
Interest expense	$764.1	$690.1
Deferred financing amortization	199.4	198.7

Term Loans
Interest expense	2,835.4	2,991.9
Deferred financing amortization	187.2	119.9

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2016), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of March 31, 2017 was $242.5 million.

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

The following table presents the applicable margin for each level for the Credit Agreements:

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		Term Loans
1	Less than 0.450 to 1.00	1.20%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	(1)	1.60%	(1)
4	Equal to or greater than 0.550 to 1.00	1.55%		1.90%

(1) The rate in effect at March 31, 2017.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,069.5	$1,039.8	$1,222.9	$1,189.6
(1)The carrying value of mortgage loans is net of unamortized debt issuance costs of $4.2 million and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.

The mortgage loans contain various customary default provisions. As of March 31, 2017, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan including accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $13.5 million (net of capitalized interest of $1.4 million) and $17.3 million (net of capitalized interest of $0.7 million) for the three months ended March 31, 2017 and 2016, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $135.0 million and $70.0 million for the three months ended March 31, 2017 and 2016, respectively. Aggregate paydowns were $147.0 million and $20.0 million for the three months ended March 31, 2017 and 2016, respectively.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $186.5 million, including commitments related to the redevelopment of the Fashion Outlets of Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction which was March 14, 2016.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $1.0 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2017, we had entered into 25 interest rate swap agreements with a weighted average base interest rate of 1.25% on a notional amount of $599.6 million, maturing on various dates through March 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2017 includes a net loss of $1.4 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at March 31, 2017 and December 31, 2016. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at March 31, 2017 (1)	Fair Value at December 31, 2016 (1)	Interest Rate	Effective Date of Forward Starting Swap	Maturity Date
Interest Rate Swaps
28.1	N/A	$—	1.38%		January 2, 2017
48.0	$—	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	—	(0.1)	1.12%		January 1, 2018
30.0	(0.2)	(0.3)	1.78%		January 2, 2019
25.0	0.3	0.3	0.70%		January 2, 2019
20.0	(0.1)	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
20.0	0.1	—	1.16%		January 2, 2019
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.24%		June 26, 2020
9.0	0.2	0.2	1.19%		February 1, 2021
35.0	1.0	0.9	1.01%		March 1, 2021
35.0	1.0	0.9	1.02%		March 1, 2021
20.0	0.6	0.5	1.01%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021

Forward Starting Swap
48.0	0.7	0.7	1.42%	January 2, 2018	February 1, 2021
	$6.0	$4.3
_________________________

(1)
As of March 31, 2017 and December 31, 2016, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Consolidated Statements of Operations Location
(in millions of dollars)	2017	2016
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$1.0	$(6.7)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$0.8	$1.4	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$(0.1)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2017, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.8 million. If we had breached any of the default provisions in these agreements as of March 31, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.0 million. We had not breached any of these provisions as of March 31, 2017.

8. EQUITY OFFERING

2017 Preferred Share Offering

In January 2017, we issued 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of approximately $166.3 million after deducting payment of the underwriting discount of $5.4 million ($0.7875 per Series C Preferred Share) and offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay all $117.0 million of the then-outstanding borrowings under the 2013 Revolving Facility.

We may not redeem the Series C Preferred Shares before January 27, 2022 except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series C Preferred Shares. On and after January 27, 2022, we may redeem any or all of the Series C Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption provisions, and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

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

We currently own interests in 30 retail properties in 10 states, of which 26 are operating properties, three are development properties, and one is under redevelopment. The 26 operating properties include 22 shopping malls and four other operating retail properties, have a total of 21.7 million square feet and are located in 9 states. We and partnerships in which we own an interest own 16.3 million square feet at these properties (excluding space owned by anchors).

There are 20 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 17.6 million square feet, of which we own 13.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

Net loss for the three months ended March 31, 2017 was $0.5 million, a decrease of $2.4 million compared to net income of $1.9 million for the three months ended March 31, 2016. This decrease was primarily due a decrease of $3.4 million in net income from properties sold in 2016 and 2017 (including related interest expense savings), a decrease of $2.0 million of gains on sales of real estate, partially offset by a $2.9 million of other interest expense decreases.

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

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors.

In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties:

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA	PREIT’s Share of Annualized Gross Rent(2) (in thousands)	Number of locations closed (1)		GLA	PREIT’s Share of Annualized Gross Rent (2)(in thousands)
2017
Consolidated properties	8	31	130,125	$5,476.6	9	(3)	59,081	$1,891.4
Unconsolidated properties	4	7	85,574	1,084.4	6	(4)	81,531	949.3
Total	8	38	215,699	$6,561.0	15		140,612	$2,840.7

2016
Consolidated properties	7	41	147,030	$7,148.2	20		71,813	$3,048.5
Unconsolidated properties	6	10	86,012	1,166.9	4		64,809	471.4
Total	9	51	233,042	$8,315.1	24		136,622	$3,519.9
(1) Total represents unique tenants
(2) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2017.
(3)Includes one store that closed in April 2017
(4) Includes two stores that closed in April 2017

Vacant Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and we have recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. In April 2017, we purchased the vacant anchor boxes formerly occupied by Macy’s at our Valley View Mall and Valley Mall locations, and are in negotiations regarding the two Macy’s stores located at Moorestown Mall and Plymouth Meeting Mall.

The table below sets forth information related to our anchor replacement program:

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed/Closing	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Cumberland Mall	JC Penney(1)	51	Q3 15	Q3 15	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney(1)	118	Q2 15	n/a	Round 1	58	Q4 16
In process:
Exton Square Mall	K-mart (1)	96	Q1 16	Q2 16	Whole Foods	58	Q4 17
Viewmont Mall	Sears (1)	193	Q3 16	Q3 16	Dick's Sporting Goods/Field & Stream	90	Q4 17
					Home Goods	23	Q4 17
Capital City Mall	Sears (1)	101	Q1 17	n/a	Dick's Sporting Goods	62	Q3 17
					Junior anchor, restaurants and small shop space	55
Woodland Mall	Sears (1)(4)	313	Q2 17	n/a	Von Maur	86	Q4 19
					Junior anchor, restaurants and small shop space	203	Q4 19
Magnolia Mall	Sears (1)	91	Q1 17	n/a	Burlington	46	Q4 17
					Junior anchor and small shop space	TBD	TBD
Valley Mall	Macy's (5)	120	Q1 16	n/a	Belk	123	Q4 18
Pending:
Plymouth Meeting Mall	Macy's (3)	215	Q1 17	n/a	To be determined
Moorestown Mall	Macy's (2)	200	Q1 17	n/a	To be determined
Valley View Mall	Macy's (5)	100	Q1 17	n/a	To be determined

(1)	Property is PREIT owned

(2)	Property is tenant owned

(3)	Property is third-party owned

(4)	Purchased by PREIT from tenant in the fourth quarter of 2016, under license to Sears until April 30, 2017

(5)	Purchased by PREIT in April 2017

In response to these trends, we have been changing the mix of tenants at our properties. We have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to dining, entertainment, fast fashion, off price, and large format box tenants. Some of these changes may result in the redevelopment of all or a portion of our properties. See —Capital Improvements, Redevelopment and Development Projects.
To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our credit facility, (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $108.6 million as of March 31, 2017.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including historical experience, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying Critical Accounting Policies have not changed materially during 2017 or 2016 except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2017 and 2016:

	Occupancy (1) at March 31,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2017	2016	2017	2016	2017	2016
Retail portfolio weighted average:
Total excluding anchors	90.4%	90.1%	92.4%	95.2%	90.8%	91.3%
Total including anchors	92.7%	93.5%	93.8%	96.1%	92.9%	93.9%
Malls weighted average:
Total excluding anchors	90.4%	90.1%	92.1%	95.5%	90.5%	90.6%
Total including anchors	92.7%	93.5%	94.6%	96.9%	92.9%	93.8%
Other retail properties	N/A	N/A	93.1%	95.4%	93.1%	95.4%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented excludes properties sold or classified as held for sale in 2017 and 2016, and the Fashion Outlets of Philadelphia because the property is under redevelopment.

(2)
We own a 25% to 50% interest in each of our unconsolidated properties, and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

(3)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2017:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	62	86,591	6.3	$56.27	N/A	N/A	N/A	N/A	$7.93
Over 10,000 sf	5	105,869	11.0	16.95	N/A	N/A	N/A	N/A	9.07
Total New Leases	67	192,460	6.7	$34.64	N/A	N/A	N/A	N/A	$8.56

Renewal Leases
Under 10,000 sf	83	169,768	3.7	$52.46	$51.27	$1.19	2.3%	6.0%	$—
Over 10,000 sf	3	57,730	2.7	18.69	18.39	0.30	1.6%	2.0%	—
Total Fixed Rent	86	227,498	3.7	$43.89	$42.93	$0.96	2.2%	5.6%	$—
Percentage in Lieu	2	10,109	1.0	$5.96	$5.96	N/A	N/A	N/A	$—
Total Renewal Leases	88	237,607	3.6	$42.28	$41.36	$0.92	2.2%	5.6%	$—
Total Non Anchor(4)	155	430,067	4.9	$38.86

Anchor
New Leases	3	206,878	12.0	$9.36	N/A	N/A	N/A	N/A	$5.25
Renewal Leases	1	212,000	5.0	$1.37	$1.41	$(0.04)	(2.8)%	N/A
Total	4	418,878	10.3	$5.32
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

(3)	These leasing costs are presented as annualized costs per square foot and are amortized uniformly over the initial lease term.

(4)
Includes 11 leases and 248,915 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

Overview

Net loss for the three months ended March 31, 2017 was $0.5 million, a decrease of $2.4 million compared to net income of $1.9 million for the three months ended March 31, 2016. This decrease was primarily due a decrease of $3.4 million in net income from properties sold in 2016 and 2017 (including related interest expense savings), a decrease of $2.0 million of gains on sales of real estate, partially offset by a $2.9 million of other interest expense decreases.

The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		% Change 2016 to 2017
(in thousands of dollars)	2017	2016
Real estate revenue	$88,424	$101,456	(13)%
Property operating expenses	(36,980)	(43,111)	(14)%
Other income	840	516	63%
Depreciation and amortization	(31,758)	(33,735)	(6)%
General and administrative expenses	(9,041)	(8,586)	5%
Provision for employee separation expense	—	(535)	(100)%
Project costs and other expenses	(312)	(51)	512%
Interest expense, net	(15,338)	(19,346)	(21)%
Impairment of assets	—	(606)	(100)%
Equity in income of partnerships	3,736	3,883	(4)%
(Loss) gains on sales of interests in real estate, net	(57)	2,035	(103)%
Gain on sales of interests in non operating real estate	—	9	(100)%
Net income (loss)	$(486)	$1,929	(125)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $13.0 million, or 13%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to:

•	a decrease of $12.4 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $0.5 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•
a decrease of $0.2 million in same store seasonal photo income due to a temporary timing difference resulting from the Easter holiday occurring in March 2016 in the prior period compared to April 2017 in the current period; partially offset by

•	an increase of $0.3 million in same store lease termination revenue.

Property Operating Expenses

Property operating expenses decreased by $6.1 million or 14% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to:

•	a decrease of $5.7 million in property operating expenses related to properties sold in 2016 and 2017;

•	a decrease of $0.6 million in same store common area maintenance expense, including a $0.7 million decrease in personnel costs;

•	a decrease of $0.3 million in same store bad debt expense, primarily due to bad debt expense recorded in connection with the Pac Sun bankruptcy during the three months ended March 31, 2016; and

•	a decrease of $0.2 million in same store marketing expense, offset by a corresponding decrease of $0.2 million in Same Store marketing revenue; partially offset by

•	an increase of $0.7 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.0 million, or 6%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to properties sold in 2016 and 2017.

General and administrative expenses

General and administrative expenses increased by $0.5 million, or 5% primarily due to increases in personnel costs, partially offset by an increase in capitalized salaries.

Interest Expense

Interest expense decreased by $4.0 million, or 21%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.06% for the three months ended March 31, 2017 compared to 4.33% for the three months ended March 31, 2016. Our weighted average debt balance was reduced by $185.3 million to $1,651.6 million for the three months ended March 31, 2017, compared to $1,836.9 million for the three months ended March 31, 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C Preferred Share issuance, net of capital expenditures related to anchor replacements and redevelopment spending.

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

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted to show the effect of items such as provision for employee separation expense and loss on hedge ineffectiveness.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gain on sale of interest in non operating real estate, gain on sale of interest in real estate, and project costs and other expenses.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of or under redevelopment during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net (loss) income to NOI of our consolidated properties for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net (loss) income	$(486)	$1,929
Other income	(840)	(516)
Depreciation and amortization	31,758	33,735
General and administrative expenses	9,041	8,586
Employee separation expenses	—	535
Project costs and other expenses	312	51
Interest expense	15,338	19,346
Impairment of assets	—	606
Equity in income of partnerships	(3,736)	(3,883)
Loss (gains) on sales of interests in real estate, net	57	(2,035)
Gains on sales of non operating real estate	—	(9)
NOI - consolidated properties	$51,444	$58,345

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Equity in income of partnerships	$3,736	$3,883
Depreciation and amortization	2,566	2,434
Interest and other expenses	2,549	2,581
Net operating income from equity method investments at ownership share	$8,851	$8,898

The table below presents total NOI and total NOI excluding lease terminations for the three months ended March 31, 2017 and 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$51,532	$51,756	$(88)	$6,589	$51,444	$58,345
NOI from equity method investments at ownership share	7,562	7,355	1,289	1,543	8,851	8,898
Total NOI	$59,094	$59,111	$1,201	$8,132	$60,295	$67,243
Less: lease termination revenue	520	181	35	56	555	237
Total NOI - excluding lease termination revenue	$58,574	$58,930	$1,166	$8,076	$59,740	$67,006

Total NOI decreased by $6.9 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease of $6.9 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2016 and 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2017 and 2016, respectively, to show the effect of such items as provision for employee separation expense and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as provision for employee separation expense and loss on hedge ineffectiveness.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO, as adjusted, attributable to common shareholders and OP Unit holders and FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net (loss) income	$(486)	$1,929
Depreciation and amortization on real estate
Consolidated properties	31,433	33,366
PREIT’s share of equity method investments	2,566	2,434
Loss (gains) on sales of interests in real estate, net	57	(2,035)
Impairment of assets	—	606
Dividends on preferred shares	(6,205)	(3,962)
Funds from operations attributable to common shareholders and OP Unit holders	$27,365	$32,338
Provision for employee separation expense	—	535
Loss on hedge ineffectiveness	—	142
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$27,365	$33,015
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.35	$0.42
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.35	$0.43

Weighted average number of shares outstanding	69,218	68,973
Weighted average effect of full conversion of OP Units	8,313	8,338
Effect of common share equivalents	109	298
Total weighted average shares outstanding, including OP Units	77,640	77,609

FFO attributable to common shareholders and OP Unit holders was $27.4 million for the three months ended March 31, 2017, a decrease of $5.0 million, or 15.4%, compared to $32.3 million for the three months ended March 31, 2016. This decrease is primarily due a decrease of $5.3 million related to properties sold in 2017 and 2016, partially offset by a decreases in interest expense.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.35 and $0.42 for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the three months ended March 31, 2017 were $22.0 million, based on distributions of $0.5156 per Series A Preferred Share, $0.4609 per Series B Preferred Share, $0.24 per Series C Preferred Share (partial period), and $0.21 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

See note 4 in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of March 31, 2017, we had borrowed $400.0 million under the Term Loans, and $135.0 million was outstanding under our 2013 Revolving Facility, $15.8 million was pledged as collateral for letters of credit, and, pursuant to certain covenants in the 2013 Revolving Facility, the unused portion of the 2013 Revolving Facility that was available to us was $242.5 million.

Interest Rate Derivative Agreements

As of March 31, 2017, we had entered into 25 interest rate swap agreements with a weighted average base interest rate of 1.25% on a notional amount of $599.6 million, maturing on various dates through March 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of March 31, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of March 31, 2017 includes a net loss of $1.4 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of March 31, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.8 million. If we had breached any of the default provisions in these agreements as of March 31, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $1.0 million. We had not breached any of these provisions as of March 31, 2017.

Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan including accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

Mortgage Loans

As of March 31, 2017, our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at March 31, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.94% at March 31, 2017. The weighted average interest rate of all consolidated mortgage loans was 3.96% at March 31, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2017:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Principal payments	$124,078	$14,208	$38,045	$38,953	$32,872
Balloon payments	949,614	—	68,469	205,761	675,384
Total	$1,073,692	$14,208	$106,514	$244,714	$708,256
Less: unamortized debt issuance costs	$4,153
Carrying value of mortgage notes payable	$1,069,539

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2017 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Mortgage loan principal payments	$1,073,692	$14,208	$106,514	$244,714	$708,256
Term Loans	400,000	—	150,000	250,000	—
2013 Revolving Facility	135,000	—	135,000	—	—
Interest on indebtedness (1)	280,635	46,537	102,675	77,671	53,752
Operating leases	5,441	1,569	3,645	227	—
Ground leases	7,700	560	1,120	1,120	4,900
Development and redevelopment commitments (2)	186,450	113,613	72,837	—	—
Total	$2,088,918	$176,487	$571,791	$573,732	$766,908
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

Preferred Share Dividends

Annual dividends on our 4,600,000 8.25% Series A Preferred Shares ($25.00 liquidation preference), our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference) and our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) are expected to be $9.5 million, $6.4 million and $6.6 million, respectively.

CASH FLOWS

Net cash provided by operating activities totaled $38.7 million for the three months ended March 31, 2017 compared to $44.5 million for the three months ended March 31, 2016. The decrease in 2017 is primarily due to properties sold in 2017 and 2016.

Cash flows used in investing activities were $7.5 million for the three months ended March 31, 2017 compared to cash flows provided by investing activities of $70.8 million for the three months ended March 31, 2016. Cash flows used in investing activities for the three months ended March 31, 2017 included investment in construction in progress of $16.2 million, investments in partnerships of $18.2 million (primarily at The Fashion Outlets of Philadelphia) and real estate improvements of $12.5 million (primarily related to ongoing improvements at our properties), partially offset by $41.7 million of proceeds from sales of Beaver Valley Mall and Crossroads Mall. Investing activities for the first three months of 2016 included $84.8 million in proceeds from the sale of five operating properties and one outparcel, partially offset by investment in construction in progress of $11.8 million and real estate improvements of $5.9 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $22.3 million for the three months ended March 31, 2017 compared to cash flows used in financing activities of $107.6 million for the three months ended March 31, 2016. Cash flows used in financing activities for the first three months of 2017 included the mortgage loan repayments of The Mall of Prince Georges of $150.0 million, dividends and distributions of $22.0 million, $12.0 million of net repayments on our 2013 Revolving Facility and principal installments on mortgage loans of $3.7 million, partially offset by approximately $166.3 million of proceeds from our 2017 Series C Preferred Share offering. Cash flows used in financing activities for the three months ended March 31, 2016 included mortgage loan repayments of 139.8 million, dividends and distributions of $20.3 million and principal installment payments of $4.3 million, partially offset by $50.0 million of 2013 Revolving Facility borrowings and an additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2016, in the section entitled “Item 1A. Risk Factors —We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend,” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2017, our consolidated debt portfolio consisted primarily of $1,069.5 million of fixed and variable rate mortgage loans, $135.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 2.12%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 2.38%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 2.38% and $100.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.38%.

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at March 31, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.94% at March 31, 2017. The weighted average interest rate of all consolidated mortgage loans was 3.96% at March 31, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2017	$12,948	4.23%	$1,260		2.62%
2018	16,972	4.25%	205,149	(2)	2.26%
2019	17,713	4.25%	151,680	(3)	2.26%
2020	45,272	5.03%	151,680	(3)	2.23%
2021 and thereafter	726,858	4.21%	279,160	(3)	2.21%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2017.

(2)	Includes 2013 Revolving Facility borrowings of $135.0 million with an interest rate of 2.12% as of March 31, 2017.

(3)	Includes Term Loan debt balance of $400.0 million with a weighted average interest rate of 2.38% as of March 31, 2017.

As of March 31, 2017, we had $788.9 million of variable rate debt. Also, as of March 31, 2017, we had entered into 25 interest rate swap agreements with an aggregate weighted average interest rate of 1.25% on a notional amount of $599.6 million maturing on various dates through March 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2017 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $53.5 million at March 31, 2017. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $56.5 million at March 31, 2017. Based on the variable rate debt included in our debt portfolio at March 31, 2017, a 100 basis point increase in interest rates would have resulted in an additional $1.9 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.9 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2017 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	—	$—	—	$—
February 1 - February 28, 2017	74,039	17.43	—	—
March 1 - March 31, 2017	—	—	—	—
Total	74,039	$17.43	—	$—

ITEM 6.  EXHIBITS.

1.1
Purchase Agreement dated January 18, 2017, by and among PREIT, Preit Associates, L.P. and Wells Fargo Securities LLC, as representative of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report in Form 8-K filed on January 23, 2017, is incorporated herein by reference.

3.1
Third Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preferences $25.00 per share par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated by reference.

4.1
Third Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L. P. designating the rights, obligations, duties and preferences of the Series C Preferred units, filed as Exhibit 10.1 to PREIT’s Current Report on form 8-K filed on January 27, 2017, is incorporated herein by reference.

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	April 27, 2017
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith