Form 10-Q
period 2017-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2017-08-09
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at August 3, 2017: 69,827,608

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,042,247	$3,196,529
Construction in progress	137,369	97,575
Land held for development	5,913	5,910
Total investments in real estate	3,185,529	3,300,014
Accumulated depreciation	(1,055,334)	(1,060,845)
Net investments in real estate	2,130,195	2,239,169
INVESTMENTS IN PARTNERSHIPS, at equity:	206,618	168,608
OTHER ASSETS:
Cash and cash equivalents	19,021	9,803
Tenant and other receivables (net of allowance for doubtful accounts of $6,255 and $6,236 at June 30, 2017 and December 31, 2016, respectively)	29,742	39,026
Intangible assets (net of accumulated amortization of $12,165 and $11,064 at June 30, 2017 and December 31, 2016, respectively)	18,645	19,746
Deferred costs and other assets, net	99,886	93,800
Assets held for sale	81,559	46,680
Total assets	$2,585,666	$2,616,832
LIABILITIES:
Mortgage loans payable, net	$1,036,640	$1,222,859
Term Loans, net	547,376	397,043
Revolving Facility	52,000	147,000
Tenants’ deposits and deferred rent	11,280	13,262
Distributions in excess of partnership investments	60,659	61,833
Fair value of derivative liabilities	654	1,520
Liabilities related to assets held for sale	36,857	2,658
Accrued expenses and other liabilities	66,126	68,251
Total liabilities	1,811,592	1,914,426
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of June 30, 2017 and December 31, 2016; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of June 30, 2017 and December 31, 2016; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 shares of Series C Preferred Shares issued and outstanding at June 30, 2017; liquidation preference of $172,500	69	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,809 shares at June 30, 2017 and 69,553 shares at December 31, 2016	69,809	69,553
Capital contributed in excess of par	1,650,746	1,481,787
Accumulated other comprehensive income	3,065	1,622
Distributions in excess of net income	(1,087,809)	(997,789)
Total equity—Pennsylvania Real Estate Investment Trust	635,961	555,254
Noncontrolling interest	138,113	147,152
Total equity	774,074	702,406
Total liabilities and equity	$2,585,666	$2,616,832

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
REVENUE:
Real estate revenue:
Base rent	$56,769	$61,243	$114,204	$128,236
Expense reimbursements	26,984	28,870	55,081	60,004
Percentage rent	326	385	630	836
Lease termination revenue	1,791	16	2,272	251
Other real estate revenue	2,540	2,225	4,647	4,868
Total real estate revenue	88,410	92,739	176,834	194,195
Other income	840	1,514	1,680	2,030
Total revenue	89,250	94,253	178,514	196,225
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(28,261)	(30,496)	(58,213)	(64,685)
Utilities	(4,140)	(4,137)	(7,963)	(8,463)
Other property operating expenses	(2,825)	(2,899)	(6,030)	(7,495)
Total property operating expenses	(35,226)	(37,532)	(72,206)	(80,643)
Depreciation and amortization	(32,928)	(31,662)	(64,686)	(65,397)
General and administrative expenses	(9,232)	(8,883)	(18,273)	(17,469)
Provision for employee separation expenses	(1,053)	(658)	(1,053)	(1,193)
Project costs and other expenses	(85)	(243)	(397)	(294)
Total operating expenses	(78,524)	(78,978)	(156,615)	(164,996)
Interest expense, net	(14,418)	(17,067)	(29,756)	(36,413)
Impairment of assets	(53,917)	(14,118)	(53,917)	(14,724)
Total expenses	(146,859)	(110,163)	(240,288)	(216,133)
Loss before equity in income of partnerships, gains on sales of interests in non operating real estate and gains (losses) on sales of real estate	(57,609)	(15,910)	(61,774)	(19,908)
Equity in income of partnerships	4,154	4,192	7,890	8,075
Gains on sales of interests in non operating real estate	486	—	486	9
(Losses) gains on sales of interests in real estate, net	(308)	20,887	(365)	22,922
Net (loss) income	(53,277)	9,169	(53,763)	11,098
Less: net loss (income) attributable to noncontrolling interest	5,669	(982)	5,721	(1,190)
Net (loss attributable) income available to PREIT	(47,608)	8,187	(48,042)	9,908
Less: preferred share dividends	(7,067)	(3,962)	(13,272)	(7,924)
Net loss attributable to PREIT common shareholders	$(54,675)	$4,225	$(61,314)	$1,984

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(53,277)	$9,169	$(53,763)	$11,098
Noncontrolling interest	5,669	(982)	5,721	(1,190)
Dividends on preferred shares	(7,067)	(3,962)	(13,272)	(7,924)
Dividends on unvested restricted shares	(88)	(76)	(185)	(160)
Net loss used to calculate loss per share—basic and diluted	$(54,763)	$4,149	$(61,499)	$1,824

Basic and diluted loss (income) per share:	$(0.79)	$0.06	$(0.89)	$0.03

(in thousands of shares)
Weighted average shares outstanding—basic	69,307	69,091	69,263	69,032
Effect of common share equivalents (1)	—	68	—	125
Weighted average shares outstanding—diluted	69,307	69,159	69,263	69,157
_________________________

(1)
The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2017, therefore, the effects of common share equivalents of 0 and 57 for the three and six months ended June 30, 2017, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
Comprehensive (loss) income:
Net (loss) income	$(53,277)	$9,169	$(53,763)	$11,098
Unrealized (loss) gain on derivatives	(432)	(3,006)	1,278	(8,578)
Amortization of losses on settled swaps, net of gains	213	126	338	252
Total comprehensive (loss) income	(53,496)	6,289	(52,147)	2,772
Less: comprehensive loss (income) attributable to noncontrolling interest	5,693	(677)	5,548	(300)
Comprehensive (loss) income PREIT	$(47,803)	$5,612	$(46,599)	$2,472

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended
June 30, 2017
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C					Noncontrolling interest
Balance December 31, 2016	$702,406	$46	$35	$—	$69,553	$1,481,787	$1,622	$(997,789)	$147,152
Net loss	(53,763)	—	—	—	—	—	—	(48,042)	(5,721)
Other comprehensive income	1,616	—	—	—	—	—	1,443	—	173
Preferred shares issued in 2017 public offering, net	166,310	—	—	69	—	166,241	—	—	—
Shares issued under employee compensation plans, net of shares retired	(145)	—	—	—	256	(401)	—	—	—
Amortization of deferred compensation	3,119	—	—	—	—	3,119	—	—	—
Distributions paid to common shareholders ($0.42 per share)	(29,291)	—	—	—	—	—	—	(29,291)	—
Distributions paid to Series A preferred shareholders ($1.0312 per share)	(4,744)	—	—	—	—	—	—	(4,744)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	—	(3,180)	—
Distributions paid to Series C preferred shareholders ($0.6900 per share)	(4,763)	—	—	—	—	—	—	(4,763)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.42 per unit)	(3,491)	—	—	—	—	—	—	—	(3,491)
Balance June 30, 2017	$774,074	$46	$35	$69	$69,809	$1,650,746	$3,065	$(1,087,809)	$138,113

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(53,763)	$11,098
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	60,126	62,655
Amortization	5,952	4,066
Straight-line rent adjustments	(1,356)	(1,331)
Provision for doubtful accounts	854	1,260
Amortization of deferred compensation	3,119	2,931
Loss on hedge ineffectiveness	—	143
Loss (gains) on sales of interests in real estate and non operating real estate, net	(121)	(22,931)
Equity in income of partnerships in excess of distributions	(2,066)	(3,606)
Impairment of assets	53,917	14,964
Change in assets and liabilities:
Net change in other assets	8,113	8,929
Net change in other liabilities	(4,753)	2,102
Net cash provided by operating activities	70,022	80,280
Cash flows from investing activities:
Additions to construction in progress	(57,389)	(28,121)
Investments in real estate improvements	(23,214)	(15,322)
Cash proceeds from sales of real estate	45,922	131,592
Additions to leasehold improvements	(471)	(288)
Investments in partnerships	(38,259)	(3,953)
Capitalized leasing costs	(3,090)	(3,016)
(Increase) decrease in cash escrows	(2,951)	3,158
Cash distributions from partnerships in excess of equity in income	1,141	4,778
Net cash (used in) provided by investing activities	(78,311)	88,828
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	166,310	—
Net borrowings from revolving facility	55,000	20,000
Proceeds from mortgage loans	—	139,000
Principal installments on mortgage loans	(8,118)	(8,373)
Repayments of mortgage loans	(150,000)	(280,327)
Payment of deferred financing costs	(71)	(3,322)
Dividends paid to common shareholders	(29,291)	(29,170)
Dividends paid to preferred shareholders	(12,687)	(7,924)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(3,491)	(3,501)
Value of shares of beneficial interest issued	1,148	621
Value of shares retired under equity incentive plans, net of shares issued	(1,293)	(2,126)
Net cash provided by (used in) financing activities	17,507	(175,122)
Net change in cash and cash equivalents	9,218	(6,014)
Cash and cash equivalents, beginning of period	9,803	22,855
Cash and cash equivalents, end of period	$19,021	$16,841

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 28 properties in nine states, including 20 operating shopping malls, four other operating retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”)), and one is classified as “other.” The above property counts do not include Logan Valley Mall in
Altoona, Pennsylvania and Valley View Mall in La Crosse, Wisconsin because these properties have been classified as “held for sale” as of June 30, 2017.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2017, we held an 89.4% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2017, the total amount that would have been distributed would have been $94.1 million, which is calculated using our June 30, 2017 closing price on the New York Stock Exchange of $11.32 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,312,676 as of June 30, 2017.

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

New Accounting Developments

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05 - Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. As it relates to the Company, real estate, such as land and buildings, would be considered an example of a nonfinancial asset. The standard is effective in conjunction with ASU No. 2014-09 (discussed below), which is effective for annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The provisions of this update must be applied at the same time as the adoption of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2017-05 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect that future property acquisitions will generally qualify as asset acquisitions under the standard, which permits the capitalization of acquisition costs to the underlying assets. The Company adopted this new guidance effective January 1, 2017. This new guidance did not have a significant impact on our financial statements.

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

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows. The Company adopted this guidance effective January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet. Leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Substantially all of our revenue and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, particularly those that relate to consideration from non-lease components, including fixed common area maintenance arrangements, may be affected. Upon adoption of ASU 2016-02, consideration related to these non-lease components will be accounted for using the guidance in ASU 2014-09. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02; such costs totaled approximately $5.1 million for the year ended December 31, 2016. We will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach required by the standard. We are currently evaluating the ultimate impact that the adoption of the new standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No 2016-08, which updates Topic 606 to clarify principal versus agent considerations (reporting revenue gross versus net). The types of our revenues that will be impacted by the new standard include management, development and leasing fee revenues for services performed for third-party owned properties and for certain of our joint ventures, sales of real estate, including land parcels and operating properties, and certain billings to tenants for reimbursement of property operating expenses. We expect that the amount and timing of the revenues that are impacted by this standard will be generally consistent with our current measurement and pattern of recognition. We do not expect the adoption of this new standard to have a significant impact on our consolidated financial statements. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative adjustment as of the date of the adoption. The new standard is effective for us on January 1, 2018.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2017 and December 31, 2016 were comprised of the following:

(in thousands of dollars)	As of June 30, 2017	As of December 31, 2016
Buildings, improvements and construction in progress	$2,699,909	$2,794,213
Land, including land held for development	485,620	505,801
Total investments in real estate	3,185,529	3,300,014
Accumulated depreciation	(1,055,334)	(1,060,845)
Net investments in real estate	$2,130,195	$2,239,169

Capitalization of Costs

The following table summarizes our capitalized salaries, commissions, benefits, real estate taxes and interest for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
Development/Redevelopment Activities:
Salaries and benefits	$348	$266	$697	$541
Real estate taxes	61	6	154	25
Interest	1,538	668	2,969	1,370
Leasing Activities:
Salaries, commissions and benefits	1,423	1,279	3,090	3,016

Dispositions

The following table presents our dispositions for the six months ended June 30, 2017:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain
				(in millions)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—

Other Real Estate Activity

In June 2017, we sold a non operating parcel located at Valley Mall for $0.6 million, and recorded a gain of $0.4 million on the sale of this parcel.

In June 2017, we sold a non operating parcel located at Beaver Valley Mall for $3.6 million, and recorded a gain of $0.1 million on the sale of this parcel.

Acquisitions

In July 2017, we purchased the vacant anchor store from Macy’s located at Moorestown Mall for $8.9 million.

In April 2017, we purchased the vacant anchor stores from Macy’s located at Valley View and Valley Malls for $2.5 million each. We have executed a lease with a replacement tenant for the Valley View Mall location and this tenant is expected to open in the third quarter of 2017.

Impairment of Assets

In June 2017, we recorded a loss on impairment of assets on Logan Valley Mall, in Altoona, Pennsylvania of $38.4 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

In June 2017, we recorded a loss on impairment of assets on Valley View Valley Mall, in La Crosse, Wisconsin of $15.5 million in connection with our decision to market the property for sale. In connection with this decision, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on an estimated capitalization rate of approximately 12% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions.

We have also determined that Logan Valley Mall and Valley View Mall meet the criteria of “assets held for sale,” and these properties have been reflected in the accompanying consolidated balance sheets as such.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2017 and December 31, 2016:

(in thousands of dollars)	As of June 30, 2017	As of December 31, 2016
ASSETS:
Investments in real estate, at cost:
Operating properties	$639,533	$649,960
Construction in progress	247,574	160,699
Total investments in real estate	887,107	810,659
Accumulated depreciation	(216,581)	(207,987)
Net investments in real estate	670,526	602,672
Cash and cash equivalents	47,932	27,643
Deferred costs and other assets, net	41,073	37,705
Total assets	759,531	668,020
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	441,956	445,224
Other liabilities	44,698	23,945
Total liabilities	486,654	469,169
Net investment	272,877	198,851
Partners’ share	137,455	101,045
PREIT’s share	135,422	97,806
Excess investment (1)	10,537	8,969
Net investments and advances	$145,959	$106,775

Investment in partnerships, at equity	$206,618	$168,608
Distributions in excess of partnership investments	(60,659)	(61,833)
Net investments and advances	$145,959	$106,775
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

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
Real estate revenue	$29,526	$27,201	$57,694	$56,392
Operating expenses:
Property operating expenses	(8,412)	(6,908)	(17,114)	(17,022)
Interest expense	(5,433)	(5,384)	(10,806)	(10,776)
Depreciation and amortization	(6,800)	(5,804)	(12,655)	(11,527)
Total expenses	(20,646)	(18,096)	(40,576)	(39,325)
Net income	8,880	9,105	17,118	17,067
Less: Partners’ share	(4,755)	(4,883)	(9,246)	(9,099)
PREIT’s share	4,125	4,222	7,872	7,968
Amortization of and adjustments to excess investment	29	(30)	18	107
Equity in income of partnerships	$4,154	$4,192	$7,890	$8,075

Significant Unconsolidated Subsidiary

One of our unconsolidated subsidiaries, Lehigh Valley Associates LP, the owner of the substantial majority of Lehigh Valley Mall, in which we have a 50% partnership interest, met the conditions of significant unconsolidated subsidiaries as of December 31, 2016. The financial information of this entity is included in the amounts above. Summarized balance sheet information as of June 30, 2017 and December 31, 2016 and summarized statement of operations information for the three and six months ended June 30, 2017 and 2016 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	June 30, 2017	December 31, 2016
Summarized balance sheet information
Total assets	$46,223	$49,264
Mortgage loan payable	125,285	126,520

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
Summarized statement of operations information
Revenue	$8,647	$9,121	$17,456	$18,169
Property operating expenses	(2,582)	(1,956)	(4,484)	(4,183)
Interest expense	(1,861)	(1,897)	(3,731)	(3,803)
Net income	3,059	4,727	7,262	8,477
PREIT’s share of equity in income
of partnership	1,529	2,197	3,631	4,239

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

In May 2017 we borrowed an additional $150.0 million on the 2014 7-Year Term Loan, which was used to repay borrowings under the 2013 Revolving Facility. As of June 30, 2017, we had borrowed $550.0 million under the Term Loans in the aggregate and $52.0 million under the 2013 Revolving Facility (with $15.8 million pledged as collateral for letters of credit at June 30, 2017). The carrying value of the Term Loans on our consolidated balance sheet is net of $2.6 million of unamortized debt issuance costs.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2017	2016	2017	2016
2013 Revolving Facility
Interest expense	$645	$782	$1,409	$1,472
Deferred financing amortization	199	199	398	397

Term Loans
Interest expense	3,712	3,045	6,547	6,037
Deferred financing amortization	190	121	377	241

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2016), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of June 30, 2017 was $183.4 million.

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

The following table presents the applicable margin for each level for the Credit Agreements:

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility		Term Loans
1	Less than 0.450 to 1.00	1.20%		1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	(1)	1.45%	(1)
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%		1.60%
4	Equal to or greater than 0.550 to 1.00	1.55%		1.90%

(1) The rate in effect at June 30, 2017.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,036.6	$1,040.0	$1,222.9	$1,189.6
(1)The carrying value of mortgage loans is net of unamortized debt issuance costs of $3.7 million and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.

The mortgage loans contain various customary default provisions. As of June 30, 2017, we were not in default on any of the mortgage loans.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $27.2 million (net of capitalized interest of $3.1 million) and $33.9 million (net of capitalized interest of $1.4 million) for the six months ended June 30, 2017 and 2016, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $202.0 million and $200.0 million for the six months ended June 30, 2017 and 2016, respectively. Aggregate paydowns were $297.0 million and $180.0 million for the six months ended June 30, 2017 and 2016, respectively.

A $150.0 million paydown of the 2013 Revolving Facility was made in the six months ended June 30, 2017, which was directly paid from the 2014 7-Year Term Loan additional borrowing and is considered to be a non-cash transaction.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $148.0 million, including commitments related to the redevelopment of the Fashion Outlets of Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop the Fashion Outlets of Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction which was March 14, 2016.

Provision for Employee Separation Expense

In 2017 and 2016, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $1.1 million and $0.7 million of employee separation expenses for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, $1.1 million of these amounts are accrued and unpaid.

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

Interest Rate Swaps

As of June 30, 2017, we had entered into 30 interest rate swap agreements with a weighted average base interest rate of 1.35% on a notional amount of $749.6 million, maturing on various dates through December 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2017 includes a net loss of $1.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps through August 2018.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at June 30, 2017 and December 31, 2016. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at June 30, 2017 (1)	Fair Value at December 31, 2016 (1)	Interest Rate	Effective Date of Forward Starting Swap	Maturity Date
Interest Rate Swaps
28.1	N/A	$—	1.38%		January 2, 2017
48.0	$—	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	—	(0.1)	1.12%		January 1, 2018
30.0	(0.1)	(0.3)	1.78%		January 2, 2019
25.0	0.3	0.3	0.70%		January 2, 2019
20.0	(0.1)	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
20.0	0.1	—	1.16%		January 2, 2019
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.23%		June 26, 2020
20.0	0.2	0.2	1.24%		June 26, 2020
9.0	0.2	0.2	1.19%		February 1, 2021
35.0	0.9	0.9	1.01%		March 1, 2021
35.0	0.9	0.9	1.02%		March 1, 2021
20.0	0.5	0.5	1.01%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021
50.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021

Forward Starting Swap
48.0	0.5	0.7	1.42%	January 2, 2018	February 1, 2021
	$5.6	$4.3
_________________________

(1)
As of June 30, 2017 and December 31, 2016, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2017	2016	2017	2016
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$(0.9)	$(4.3)	$0.1	$(11.0)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	$0.7	$1.4	$1.5	$2.8	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$(0.1)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2017, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.7 million. If we had breached any of the default provisions in these agreements as of June 30, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $0.7 million. We had not breached any of these provisions as of June 30, 2017.

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

We currently own interests in 28 retail properties in nine states, of which 24 are operating properties, and four are development properties, one of which is a former operating property that is currently partially closed and undergoing a major reconstruction (see Fashion Outlets of Philadelphia discussion below). The 24 operating properties include 20 shopping malls and four other operating retail properties, have a total of 19.3 million square feet and are located in eight states. We and partnerships in which we own an interest own 14.8 million square feet at these properties (excluding space owned by anchors).

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 15.2 million square feet, of which we own 12.0 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. The above property counts and square feet do not include Logan Valley Mall in Altoona, Pennsylvania and Valley View Mall in La Crosse, Wisconsin because these properties have been classified as “held for sale” as of June 30, 2017.

The development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (The Gallery at Market East into the Fashion Outlets of Philadelphia (“Fashion Outlets of Philadelphia”)), and one classified as “other.” We have two properties (Woodland Mall in Grand Rapids Michigan and The Mall at Prince Georges in Hyattsville, Maryland) that have redevelopment projects currently underway. We also have five properties with projects underway to replace vacant anchor stores (Capital City Mall in Harrisburg, Pennsylvania, Exton Square Mall in Exton, Pennsylvania, Magnolia Mall in Florence, South Carolina, Viewmont Mall in Scranton, Pennsylvania and Valley View Mall in LaCrosse, Wisconsin).

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

We have continuously made efforts to improve the overall quality of our portfolio and to achieve operational excellence. Since 2013, we have executed a strategic disposition program whereby we have sold 16 of our lower-productivity malls, with two more properties currently on the market (Logan Valley Mall and Valley View Mall). We have also sought to improve the quality of our remaining properties through remerchandising and redevelopment activities. Where possible, we have sought to proactively replace challenged department stores with a diverse mix of high-performance retailers. Approximately 20% of our retail space is committed to dining and entertainment. In the last several years, we have added over one million square feet of space in the categories of dining, entertainment, fast fashion, grocery, health & wellness and off-price retailers.

Net loss for the three months ended June 30, 2017 was $53.3 million, a decrease in earnings of $62.4 million compared to net income of $9.2 million for the three months ended June 30, 2016. This decrease is primarily due to higher impairment of assets in the three months ended June 30, 2017 ($53.9 million related to Logan Valley Mall and Valley View Mall) compared to $14.1 million in the three months ended June 30, 2016, and to a $20.6 million decrease in gains on sales of interest in real estate from properties sold in 2016 and 2017.

Net loss for the six months ended June 30, 2017 was $53.8 million, a decrease in earnings of $64.9 million compared to net income of $11.1 million for the six months ended June 30, 2016. This decrease is primarily due to higher impairment of assets in the six months ended June 30, 2017 ($53.9 million related to Logan Valley Mall and Valley View Mall) compared to $14.7 million recorded in the six months ended June 30, 2016, a $12.1 million decrease in net income from properties sold in 2016 and 2017, and a $22.5 million decrease in gains on sales of interests in real estate, partially offset by a decrease of interest expense related to lower interest rates and lower and weighted average debt balance due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C Preferred Share issuance.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties:

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA	PREIT’s Share of Annualized Gross Rent(2) (in thousands)	Number of locations closed	GLA	PREIT’s Share of Annualized Gross Rent (2)(in thousands)
2017 (Six Months)
Consolidated properties	11	65	253,086	$8,892.8	16	87,580	$2,477.3
Unconsolidated properties	6	12	101,259	1,389.6	6	81,531	949.3
Total	11	77	354,345	$10,282.4	22	169,111	$3,426.6

2016 (Full Year)
Consolidated properties	7	41	147,030	$7,148.2	21	74,973	$3,226.5
Unconsolidated properties	6	10	86,012	1,166.9	4	64,809	471.4
Total	9	51	233,042	$8,315.1	25	139,782	$3,697.9
(1) Total represents unique tenants
(2) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2017.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and we have recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. In July 2017, we purchased the Macy’s location at Moorestown Mall and in April 2017, we purchased the vacant anchor boxes formerly occupied by Macy’s at our Valley View Mall and Valley Mall locations. We are in negotiations to purchase the Macy’s store located at Plymouth Meeting Mall.

The table below sets forth information related to our anchor replacement program:

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed/Closing	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Cumberland Mall	JC Penney(1)	51	Q3 15	Q3 15	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney(1)	118	Q2 15	N/A	Round 1	58	Q4 16
In process:
Exton Square Mall	K-mart (1)	96	Q1 16	Q2 16	Whole Foods	58	Q4 17
Viewmont Mall	Sears (1)	193	Q3 16	Q3 16	Dick's Sporting Goods/Field & Stream	90	Q4 17
					Home Goods	23	Q4 17
Capital City Mall	Sears (1)	101	Q1 17	Q2 17	Dick's Sporting Goods	62	Q3 17
					Small shop space and outparcels	55	Q4 17
Woodland Mall	Sears (1)(4)	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					Restaurants and small shop space	TBD	Q4 19
Magnolia Mall	Sears (1)	91	Q1 17	Q2 17	Burlington	46	Q4 17
					Home Goods, Five Below and outparcels	45	Q2 18
Pending:
Plymouth Meeting Mall	Macy's (3)	215	Q1 17	N/A	TBD	TBD
Moorestown Mall	Macy's (1)(2)	200	Q1 17	N/A	TBD	43
Valley Mall	Macy's (1)(5)	120	Q1 16	N/A	TBD	70
	BonTon (1)	123	Q1 18	N/A	Belk	123	Q4 18
Willow Grove Park	JC Penney (1)(6)	124	Q3 17	N/A	TBD	TBD

(1)	Property is PREIT owned

(2)	Property was purchased by PREIT in July 2017

(3)	Property is third-party owned

(4)	Purchased by PREIT in the fourth quarter of 2016

(5)	Purchased by PREIT in April 2017

(6)	Closed in July 2017

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to dining, entertainment, fast fashion, off price, and large format box tenants. Some of these changes may result in the redevelopment of all or a portion of our properties. See —Capital Improvements, Redevelopment and Development Projects.
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
Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $137.4 million as of June 30, 2017.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop the Fashion Outlets of Philadelphia. As we redevelop the Fashion Outlets of Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, NOI and depreciation, will likely continue to be negatively affected until the newly constructed space is completed, leased and occupied.

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
Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. See “Results of Operations” for a description of the losses on impairment of assets recorded during the three and six months ended June 30, 2017 and 2016.

New Accounting Developments

See note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2017 and 2016:

	Occupancy (1) at June 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2017	2016	2017	2016	2017	2016
Retail portfolio weighted average:
Total excluding anchors	90.1%	91.0%	90.3%	95.9%	90.1%	91.3%
Total including anchors	92.7%	93.7%	92.1%	96.7%	92.7%	94.0%
Malls weighted average:
Total excluding anchors	90.0%	90.0%	89.8%	95.4%	90.0%	90.5%
Total including anchors	92.8%	93.4%	93.0%	96.9%	92.9%	93.7%
Other retail properties	N/A	N/A	91.4%	96.5%	91.4%	96.5%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented includes properties classified as held for sale in 2017 because the Company has not yet entered into a purchase and sale agreement with respect to such properties and excludes properties sold or classified as held for sale in 2016. The Fashion Outlets of Philadelphia is excluded for 2016 and 2017 because the property is currently partially closed and undergoing a major reconstruction.

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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2017:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	34	96,738	6.6	$35.80	N/A	N/A	N/A	N/A	$4.53
Over 10,000 sf	8	104,596	9.1	17.13	N/A	N/A	N/A	N/A	7.84
Total New Leases	42	201,334	7.1	$26.10	N/A	N/A	N/A	N/A	$6.25

Renewal Leases
Under 10,000 sf	71	123,600	4.1	$75.52	$74.25	$1.27	1.7%	3.7%	$0.08
Over 10,000 sf	6	146,706	3.0	11.51	11.22	0.29	2.6%	11.8%	—
Total Fixed Rent	77	270,306	4.0	$40.78	$40.04	$0.74	1.8%	5.0%	$0.04
Percentage in Lieu	1	4,734	3.0	$3.81	$4.56	N/A	N/A	N/A	$—
Total Renewal Leases	78	275,040	4.0	$40.14	$39.43	$0.71	1.8%	5.0%	$0.04
Total Non Anchor(4)	120	476,374	5.1	$34.21

Anchor
New Leases	2	143,094	10.0	$5.29	N/A	N/A	N/A	N/A	$3.84
Renewal Leases	2	387,765	11.0	$5.97	$5.97	$—	—%	N/A
Total	4	530,859	10.5	$5.79
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

(3)	Tenant improvements and certain other leasing costs are presented as annualized amounts per square foot and are spread uniformly over the initial lease term.

(4)
Includes 8 leases and 20,499 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2017:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA	Term	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	96	183,329	6.4	$45.47	N/A	N/A	N/A	N/A	$7.47
Over 10,000 sf	13	210,465	9.8	17.04	N/A	N/A	N/A	N/A	6.99
Total New Leases	109	393,794	6.8	$30.28	N/A	N/A	N/A	N/A	$7.21

Renewal Leases
Under 10,000 sf	154	293,368	3.9	$62.19	$60.96	$1.23	2.0%	4.9%	$0.03
Over 10,000 sf	9	204,436	2.9	13.54	13.25	0.29	2.2%	8.1%	—
Total Fixed Rent	163	497,804	3.8	$42.21	$41.37	$0.84	2.0%	5.3%	$0.02
Percentage in Lieu	3	14,843	1.7	$5.28	$5.51	(0.23)	(4.2)%	N/A	$—
Total Renewal Leases	166	512,647	3.8	$41.14	$40.33	$0.81	2.0%	5.3%	$—
Total Non Anchor(4)	3	14,843	1.6	$5.28

Anchor
New Leases	5	349,972	11.0	$7.70	N/A	N/A	N/A	N/A	$1.38
Renewal Leases	3	599,765	9.0	$4.35	$4.36	$(0.01)	(0.2)%	N/A	$—
Total	8	949,737	10.3	$5.58
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

(3)	Tenant improvements and certain other leasing costs are presented as annualized amounts per square foot and are spread uniformly over the initial lease term.

(4)
Includes 17 leases and 39,275 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

Overview

Net loss for the three months ended June 30, 2017 was $53.3 million, a decrease in earnings of $62.4 million compared to net income of $9.2 million for the three months ended June 30, 2016. This decrease is primarily due to higher impairment of assets in the three months ended June 30, 2017 ($53.9 million related to Logan Valley Mall and Valley View Mall) compared to $14.1 million in the three months ended June 30, 2016, and to a $20.6 million decrease in gains on sales of interest in real estate from properties sold in 2016 and 2017.

Net loss for the six months ended June 30, 2017 was $53.8 million, a decrease in earnings of $64.9 million compared to net income of $11.1 million for the six months ended June 30, 2016. This decrease is primarily due to higher impairment of assets in the six months ended June 30, 2017 ($53.9 million related to Logan Valley Mall and Valley View Mall) compared to $14.7 million recorded in the six months ended June 30, 2016, a $12.1 million decrease in net income from properties sold in 2016 and 2017, and a $22.5 million decrease in gains on sales of interests in real estate, partially offset by a decrease of interest expense related to lower interest rates and lower and weighted average debt balance due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C Preferred Share issuance.

The following table sets forth our results of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		% Change 2016 to 2017	Six Months Ended June 30,		% Change 2016 to 2017
(in thousands of dollars)	2017	2016		2017	2016
Real estate revenue	$88,410	$92,739	(5)%	$176,834	$194,195	(9)%
Property operating expenses	(35,226)	(37,532)	(6)%	(72,206)	(80,643)	(10)%
Other income	840	1,514	(45)%	1,680	2,030	(17)%
Depreciation and amortization	(32,928)	(31,662)	4%	(64,686)	(65,397)	(1)%
General and administrative expenses	(9,232)	(8,883)	4%	(18,273)	(17,469)	5%
Provision for employee separation expense	(1,053)	(658)	60%	(1,053)	(1,193)	(12)%
Project costs and other expenses	(85)	(243)	(65)%	(397)	(294)	35%
Interest expense, net	(14,418)	(17,067)	(16)%	(29,756)	(36,413)	(18)%
Impairment of assets	(53,917)	(14,118)	282%	(53,917)	(14,724)	266%
Equity in income of partnerships	4,154	4,192	(1)%	7,890	8,075	(2)%
(Losses) gains on sales of interests in real estate, net	(308)	20,887	(101)%	(365)	22,922	(102)%
Gain on sales of interests in non operating real estate	486	—	—%	486	9	5,300%
Net income (loss)	$(53,277)	$9,169	(681)%	$(53,763)	$11,098	(584)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Real estate revenue decreased by $4.3 million, or 5%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to:

•	a decrease of $5.5 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $0.5 million in same store utility reimbursements due to a combination of lower tenant electric billing rates as set by the Public Utility Commission, as well as a decrease in electric consumption;

•
a decrease of $0.3 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties, and rental concessions made to certain tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•	a decrease of $0.2 million in same store percentage rent, primarily due to lower sales from some tenants that paid percentage rent during the three months ending June 30, 2016; partially offset by

•	an increase of $1.7 million in same store lease termination revenue, including $1.1 million received from one tenant in the second quarter of 2017 for three locations;

•
an increase of $0.3 million in same store base rent due to $1.0 million from net new store openings  over the previous twelve months, partially offset by a $0.5 million decrease related to tenant bankruptcies in 2016 and 2017, as well as a $0.2 million decrease related to co-tenancy concessions due to anchor closings in 2016 and 2017; and

•
an increase of $0.3 million in same store seasonal photo income due to a temporary timing difference resulting from the Easter holiday occurring in March 2016 in the prior period compared to April 2017 in the current period.

Real estate revenue decreased by $17.3 million, or 9%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to:

•	a decrease of $18.0 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $0.8 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•
a decrease of $0.8 million in same store utility reimbursements due to a combination of lower tenant electric billing rates as set by the Public Utility Commission, as well as a decrease in electric consumption; and

•
a decrease of $0.3 million in same store percentage rent due to lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent, as well as lower sales from some tenants that paid percentage rent during the six months ending June 30, 2016; partially offset by

•	an increase of $2.0 million in same store lease termination revenue, including $1.1 million received from one tenant for three locations; and

•
an increase of  $0.3 million in same store base rent due to $1.6 million from net new store openings over the previous twelve months, partially offset by a $0.9 million decrease related to tenant bankruptcies in 2016 and 2017, as well as a $0.4 million decrease related to co-tenancy concessions due to anchor closings in 2016 and 2017.

Property operating expenses

Property operating expenses decreased by $2.3 million, or 6%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to:

•	a decrease of $2.6 million in property operating expenses related to properties sold in 2016 and 2017; and

•	a decrease of $0.6 million in same store common area maintenance expense, including a $0.7 million decrease in personnel costs; partially offset by

•	an increase of $0.7 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $8.4 million, or 10%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to:

•	a decrease of $8.4 million in property operating expenses related to properties sold in 2016 and 2017;

•	a decrease of $1.2 million in same store common area maintenance expense, including a $1.4 million decrease in personnel costs; and

•
a decrease of $0.4 million in same store bad debt expense, primarily due to bad debt expense recorded in connection with the Pac Sun bankruptcy during the six months ended June 30, 2016; partially offset by

•	an increase of $1.4 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Other income

Other income decreased by $0.7 million, or 45%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease in management fees from properties that we no longer manage.

Other income decreased by $0.3 million, or 17%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in management fees from properties that we no longer manage, partially offset by higher mortgage interest income earned in the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased by $1.3 million, or 4%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to:

•
an increase of $3.5 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings in the three months ended June 30, 2017; partially offset by

•	a decrease of $2.2 million related to properties sold in 2016 and 2017.

Depreciation and amortization expense decreased by $0.7 million, or 1%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to:

•	a decrease of $4.2 million related to properties sold in 2016 and 2017; partially offset by

•
an increase of $3.5 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings in the six months ended June 30, 2017.

Impairment of assets

Impairment of assets for the three and six months ended June 30, 2017 consisted of $38.4 million in connection with sale negotiations with a prospective buyer of Logan Valley Mall in Altoona, Pennsylvania and $15.5 million in connection with the marketing for sale of Valley View Mall in La Crosse, Wisconsin.

Impairment of assets for the three and six months ended June 30, 2016 included of $14.1 million in connection with sale negotiations with a prospective buyer of Washington Crown Center in Washington, Pennsylvania., which was sold in August 2016.

Interest expense

Interest expense decreased by $2.6 million, or 16%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 3.97% for the three months ended June 30, 2017 compared to 4.10% for the three months ended June 30, 2016. Our weighted average debt balance was reduced to $1,627.5 million for the three months ended June 30, 2017, compared to $1,731.5 million for the three months ended June 30, 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C Preferred Share issuance, net of capital expenditures related to anchor replacements and redevelopment spending.

Interest expense decreased by $6.7 million, or 18%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.0% for the six months ended June 30, 2017 compared to 4.22% for the six months ended June 30, 2016. Our weighted average debt balance was reduced to $1,644.9 million for the six months ended June 30, 2017, compared to $1,782.2 million for the six months ended June 30, 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C Preferred Share issuance, net of capital expenditures related to anchor replacements and redevelopment spending.

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

The table below reconciles net (loss) income to NOI of our consolidated properties for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net (loss) income	$(53,277)	$9,169	$(53,763)	$11,098
Other income	(840)	(1,514)	(1,680)	(2,030)
Depreciation and amortization	32,928	31,662	64,686	65,397
General and administrative expenses	9,232	8,883	18,273	17,469
Employee separation expenses	1,053	658	1,053	1,193
Project costs and other expenses	85	243	397	294
Interest expense, net	14,418	17,067	29,756	36,413
Impairment of assets	53,917	14,118	53,917	14,724
Equity in income of partnerships	(4,154)	(4,192)	(7,890)	(8,075)
(Gains) losses on sales of interests in real estate, net	308	(20,887)	365	(22,922)
Gains on sales of non operating real estate	(486)	—	(486)	(9)
NOI - consolidated properties	$53,184	$55,207	$104,628	$113,552

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Equity in income of partnerships	$4,154	$4,192	$7,890	$8,075
Depreciation and amortization	3,026	2,584	5,592	5,018
Interest and other expenses	2,566	2,578	5,116	5,159
Net operating income from equity method investments at ownership share	$9,746	$9,354	$18,598	$18,252

The table below presents total NOI and total NOI excluding lease terminations for the three months ended June 30, 2017 and 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$52,979	$52,131	$205	$3,076	$53,184	$55,207
NOI from equity method investments at ownership share	7,173	7,830	2,573	1,524	9,746	9,354
Total NOI	$60,152	$59,961	$2,778	$4,600	$62,930	$64,561
Less: lease termination revenue	1,827	61	35	—	1,862	61
Total NOI - excluding lease termination revenue	$58,325	$59,900	$2,743	$4,600	$61,068	$64,500

Total NOI decreased by $1.6 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a decrease of $1.8 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2016 and 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease terminations for the six months ended June 30, 2017 and 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$104,510	$103,888	$118	$9,664	$104,628	$113,552
NOI from equity method investments at ownership share	14,736	15,185	3,862	3,067	18,598	18,252
Total NOI	$119,246	$119,073	$3,980	$12,731	$123,226	$131,804
Less: lease termination revenue	2,346	243	71	56	2,417	299
Total NOI - excluding lease termination revenue	$116,900	$118,830	$3,909	$12,675	$120,809	$131,505

Total NOI decreased by $8.6 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a decrease of $8.8 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2016 and 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2017 and 2016, respectively, to show the effect of such items as provision for employee separation expense and loss on hedge ineffectiveness, which had a significant effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

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

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO, as adjusted, attributable to common shareholders and OP Unit holders and FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net (loss) income	$(53,277)	$9,169	$(53,763)	$11,098
Depreciation and amortization on real estate
Consolidated properties	32,506	31,297	63,940	64,663
PREIT’s share of equity method investments	3,026	2,584	5,592	5,018
(Losses) gains on sales of interests in real estate, net	308	(20,887)	365	(22,922)
Impairment of assets	53,917	14,118	53,917	14,724
Dividends on preferred shares	(7,067)	(3,962)	(13,272)	(7,924)
Funds from operations attributable to common shareholders and OP Unit holders	$29,413	$32,319	$56,779	$64,657
Provision for employee separation expense	1,053	658	1,053	1,193
Loss on hedge ineffectiveness	—	—	—	143
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$30,466	$32,977	$57,832	$65,993
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.38	$0.42	$0.73	$0.83
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.39	$0.43	$0.74	$0.85

Weighted average number of shares outstanding	69,307	69,091	69,263	69,032
Weighted average effect of full conversion of OP Units	8,313	8,327	8,313	8,333
Effect of common share equivalents	—	68	57	125
Total weighted average shares outstanding, including OP Units	77,620	77,486	77,633	77,490

FFO attributable to common shareholders and OP Unit holders was $29.4 million for the three months ended June 30, 2017, a decrease of $2.9 million, or 9.0%, compared to $32.3 million for the three months ended June 30, 2016. This decrease is primarily due to properties sold in 2016 and 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.38 and $0.42 for the three months ended June 30, 2017 and 2016, respectively.

FFO attributable to common shareholders and OP Unit holders was $56.8 million for the six months ended June 30, 2017, a decrease of $7.9 million, or 12%, compared to $64.7 million for the six months ended June 30, 2016. This decrease is primarily due to properties sold in 2016 and 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.73 and $0.83 for the six months ended June 30, 2017 and 2016, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2017 were $45.5 million, based on distributions of $1.0312 per Series A Preferred Share, $0.9218 per Series B Preferred Share, $0.6900 per Series C Preferred Share (partial period), and $0.42 per common share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

In May 2017, we borrowed an additional $150.0 million on the 2014 7-Year Term Loan, which was used to repay borrowings under the 2013 Revolving Facility. As of June 30, 2017, we had borrowed $550.0 million under the Term Loans, and $52.0 million was outstanding under our 2013 Revolving Facility, $15.8 million was pledged as collateral for letters of credit, and, pursuant to certain covenants in the 2013 Revolving Facility, the unused portion of the 2013 Revolving Facility that was available to us was $183.4 million.

Interest Rate Derivative Agreements

As of June 30, 2017, we had entered into 30 interest rate swap agreements with a weighted average base interest rate of 1.35% on a notional amount of $749.6 million, maturing on various dates through December 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of June 30, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of June 30, 2017 includes a net loss of $1.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of June 30, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.7 million. If we had breached any of the default provisions in these agreements as of June 30, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $0.7 million. We had not breached any of these provisions as of June 30, 2017.

Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan including accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

Mortgage Loans

As of June 30, 2017, our mortgage loans, which are secured by 11 of our consolidated and held for sale properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at June 30, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.29% at June 30, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.04% at June 30, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2017:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Principal payments	$117,920	$9,558	$36,855	$38,635	$32,872
Balloon payments	922,453	—	68,469	178,600	675,384
Total	$1,040,373	$9,558	$105,324	$217,235	$708,256
Less: unamortized debt issuance costs	3,733
Carrying value of mortgage notes payable	$1,036,640

The following table outlines the timing of principal payments related to our mortgage loan related to assets held for sale as of June 30, 2017:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Principal payments	$1,733	$226	$1,189	$318	$—
Balloon payments	27,161	—	—	27,161	—
Total	$28,894	$226	$1,189	$27,479	$—
Less: unamortized debt issuance costs	168
Carrying value of mortgage notes payable	$28,726

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2017 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Mortgage loan principal payments	$1,040,373	$9,558	$105,324	$217,235	$708,256
Mortgage loan principal payments related to assets held for sale	28,894	226	1,189	27,479	—
Term Loans	550,000	—	150,000	400,000	—
2013 Revolving Facility	52,000	—	52,000	—	—
Interest on indebtedness (1)	283,968	32,647	110,747	86,822	53,752
Operating leases	4,998	1,052	3,691	255	—
Ground leases	7,420	280	1,120	1,120	4,900
Development and redevelopment commitments (2)	148,023	78,124	69,899	—	—
Total	$2,115,676	$121,887	$493,970	$732,911	$766,908
_________________________
(1)Includes payments expected to be made in connection with interest rate swaps and a forward starting interest rate swap agreement.
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

CASH FLOWS

Net cash provided by operating activities totaled $70.0 million for the six months ended June 30, 2017 compared to $80.3 million for the six months ended June 30, 2016. The decrease in 2017 is primarily due to properties sold in 2017 and 2016.

Cash flows used in investing activities were $78.3 million for the six months ended June 30, 2017 compared to cash flows provided by investing activities of $88.8 million for the six months ended June 30, 2016. Cash flows used in investing activities for the six months ended June 30, 2017 included investment in construction in progress of $57.4 million, investments in partnerships of $38.3 million (primarily at The Fashion Outlets of Philadelphia) and real estate improvements of $23.2 million (primarily related to ongoing improvements at our properties), partially offset by $45.9 million of proceeds from sales of Beaver Valley Mall, Crossroads Mall and two non operating parcels. Investing activities for the first six months of 2016 included $131.6 million in proceeds from the sale of five operating properties and one outparcel, partially offset by investment in construction in progress of $28.1 million and real estate improvements of $15.3 million, primarily related to ongoing improvements at our properties.

Cash flows provided by financing activities were $17.5 million for the six months ended June 30, 2017 compared to cash flows used in financing activities of $175.1 million for the six months ended June 30, 2016. Cash flows provided by financing activities for the first six months of 2017 included approximately $166.3 million of proceeds from our 2017 Series C Preferred Share offering and $55.0 million of net borrowings on our 2013 Revolving Facility, partially offset by the mortgage loan repayments of The Mall of Prince Georges of $150.0 million, aggregate dividends and distributions of $45.5 million, and principal installments on mortgage loans of $8.1 million. Cash flows used in financing activities for the six months ended June 30, 2016 included mortgage loan repayments of 280.3 million, dividends and distributions of $40.6 million and principal installment payments of $8.4 million, partially offset by $20.0 million of net 2013 Revolving Facility borrowings, and an additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend,” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2017, our consolidated debt portfolio consisted primarily of $1,036.6 million of fixed and variable rate mortgage loans (net of debt issuance costs), $52.0 million borrowed under our 2013 Revolving Facility which bore interest at a rate of 2.43%, $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 2.50%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 2.50% and $250.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.50%.

Our mortgage loans, which are secured by 11 of our consolidated properties (including one property that is classified as held for sale) are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at June 30, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.29% at June 30, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.04% at June 30, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2017	$8,944	4.23%	$840		3.05%
2018	16,971	4.25%	122,149	(2)	2.92%
2019	17,712	4.25%	151,680	(3)	2.32%
2020	45,272	5.03%	151,680	(3)	2.23%
2021 and thereafter	726,858	4.21%	429,160	(3)	2.85%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2017.

(2)	Includes 2013 Revolving Facility borrowings of $52.0 million with an interest rate of 2.43% as of June 30, 2017.

(3)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 2.50% as of June 30, 2017.

As of June 30, 2017, we had $855.5 million of variable rate debt. Also, as of June 30, 2017, we had entered into 30 interest rate swap agreements with an aggregate weighted average interest rate of 1.35% on a notional amount of $749.6 million maturing on various dates through December 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2017 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $57.1 million at June 30, 2017. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $60.3 million at June 30, 2017. Based on the variable rate debt included in our debt portfolio at June 30, 2017, a 100 basis point increase in interest rates would have resulted in an additional $1.1 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.1 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2017 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	—	$—	—	$—
May 1 - May 31, 2017	—	—	—	—
June 1 - June 30, 2017	330	11.33	—	—
Total	330	$11.33	—	$—

ITEM 6.  EXHIBITS.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 9, 2017
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
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

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith