Form 10-Q
period 2017-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2017-11-02
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 27, 2017: 69,908,935

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,084,759	$3,196,529
Construction in progress	129,614	97,575
Land held for development	5,881	5,910
Total investments in real estate	3,220,254	3,300,014
Accumulated depreciation	(1,082,840)	(1,060,845)
Net investments in real estate	2,137,414	2,239,169
INVESTMENTS IN PARTNERSHIPS, at equity:	201,000	168,608
OTHER ASSETS:
Cash and cash equivalents	76,942	9,803
Tenant and other receivables (net of allowance for doubtful accounts of $6,599 and $6,236 at September 30, 2017 and December 31, 2016, respectively)	34,745	39,026
Intangible assets (net of accumulated amortization of $12,643 and $11,064 at September 30, 2017 and December 31, 2016, respectively)	18,167	19,746
Deferred costs and other assets, net	107,304	93,800
Assets held for sale	49,074	46,680
Total assets	$2,624,646	$2,616,832
LIABILITIES:
Mortgage loans payable, net	$1,032,578	$1,222,859
Term Loans, net	547,567	397,043
Revolving Facility	—	147,000
Tenants’ deposits and deferred rent	12,234	13,262
Distributions in excess of partnership investments	59,871	61,833
Fair value of derivative liabilities	445	1,520
Liabilities related to assets held for sale	32,295	2,658
Accrued expenses and other liabilities	58,542	68,251
Total liabilities	1,743,532	1,914,426
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,600 shares of Series A Preferred Shares issued and outstanding at each of September 30, 2017 and December 31, 2016; liquidation preference of $115,000	46	46
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 shares of Series B Preferred Shares issued and outstanding at each of September 30, 2017 and December 31, 2016; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 shares of Series C Preferred Shares issued and outstanding at September 30, 2017; liquidation preference of $172,500	69	—
Series D Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 4,800 shares of Series D Preferred Shares issued and outstanding at September 30, 2017; liquidation preference of $120,000	48	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; issued and outstanding 69,888 shares at September 30, 2017 and 69,553 shares at December 31, 2016	69,888	69,553
Capital contributed in excess of par	1,768,540	1,481,787
Accumulated other comprehensive income	3,534	1,622
Distributions in excess of net income	(1,098,547)	(997,789)
Total equity—Pennsylvania Real Estate Investment Trust	743,613	555,254
Noncontrolling interest	137,501	147,152
Total equity	881,114	702,406
Total liabilities and equity	$2,624,646	$2,616,832

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
REVENUE:
Real estate revenue:
Base rent	$56,874	$60,188	$171,078	$188,424
Expense reimbursements	26,900	29,059	81,981	89,063
Percentage rent	593	825	1,223	1,661
Lease termination revenue	7	3,012	2,279	3,263
Other real estate revenue	2,345	3,176	6,992	8,044
Total real estate revenue	86,719	96,260	263,553	290,455
Other income	2,492	2,600	4,172	4,630
Total revenue	89,211	98,860	267,725	295,085
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(25,772)	(29,373)	(83,985)	(94,058)
Utilities	(4,444)	(4,753)	(12,407)	(13,216)
Other property operating expenses	(3,087)	(3,123)	(9,117)	(10,618)
Total property operating expenses	(33,303)	(37,249)	(105,509)	(117,892)
Depreciation and amortization	(29,966)	(26,820)	(94,652)	(92,217)
General and administrative expenses	(8,288)	(8,244)	(26,561)	(25,713)
Provision for employee separation expenses	—	(162)	(1,053)	(1,355)
Project costs and other expenses	(150)	(1,080)	(547)	(1,374)
Total operating expenses	(71,707)	(73,555)	(228,322)	(238,551)
Interest expense, net	(14,342)	(17,198)	(44,098)	(53,611)
Impairment of assets	(1,825)	(9,865)	(55,742)	(24,589)
Total expenses	(87,874)	(100,618)	(328,162)	(316,751)
Income (loss) before equity in income of partnerships, gain on sale of real estate by equity method investee, gains on sales of interests in non operating real estate and (losses) gains on sales of real estate	1,337	(1,758)	(60,437)	(21,666)
Equity in income of partnerships	4,254	4,643	12,144	12,718
Gain on sale of real estate by equity method investee	6,718	—	6,718	—
Gains on sales of interests in non operating real estate	—	—	486	9
(Losses) gains on sales of interests in real estate, net	(9)	31	(374)	22,953
Net income (loss)	12,300	2,916	(41,463)	14,014
Less: net (income available) loss attributable to noncontrolling interest	(1,305)	(312)	4,416	(1,502)
Net income available (loss attributable) to PREIT	10,995	2,604	(37,047)	12,512
Less: preferred share dividends	(7,525)	(3,962)	(20,797)	(11,886)
Net income (loss) attributable to PREIT common shareholders	$3,470	$(1,358)	$(57,844)	$626

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12,300	$2,916	$(41,463)	$14,014
Noncontrolling interest	(1,305)	(312)	4,416	(1,502)
Dividends on preferred shares	(7,525)	(3,962)	(20,797)	(11,886)
Dividends on unvested restricted shares	(87)	(81)	(272)	(241)
Net income (loss) loss used to calculate loss per share—basic and diluted	$3,383	$(1,439)	$(58,116)	$385

Basic and diluted income (loss) per share:	$0.05	$(0.02)	$(0.84)	$0.01

(in thousands of shares)
Weighted average shares outstanding—basic	69,424	69,129	69,319	69,065
Effect of common share equivalents (1)	—	—	—	386
Weighted average shares outstanding—diluted	69,424	69,129	69,319	69,451
_________________________

(1)
There were no common share equivalents for the three months ended September 30, 2017. The Company had net losses used to calculate earnings per share for the three months ended September 30, 2016 and the nine months ended September 30, 2017, therefore, the effects of common share equivalents of 361 and 51, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Comprehensive income (loss):
Net income (loss)	$12,300	$2,916	$(41,463)	$14,014
Unrealized gain (loss) on derivatives	266	3,823	1,544	(4,755)
Amortization of losses on settled swaps, net of gains	259	123	597	375
Total comprehensive income (loss)	12,825	6,862	(39,322)	9,634
Less: comprehensive (income) loss attributable to noncontrolling interest	(1,361)	(729)	4,187	(1,029)
Comprehensive income (loss) PREIT	$11,464	$6,133	$(35,135)	$8,605

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended
September 30, 2017
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par				Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C	Series D					Non- controlling interest
Balance December 31, 2016	$702,406	$46	$35	$—	$—	$69,553	$1,481,787	$1,622	$(997,789)	$147,152
Net loss	(41,463)	—	—	—	—	—	—	—	(37,047)	(4,416)
Other comprehensive income	2,141	—	—	—		—	—	1,912	—	229
Preferred shares issued in 2017 Series C and D preferred share offerings, net	282,005	—	—	69	48	—	281,888	—	—	—
Shares issued upon redemption of Operating Partnership units	—	—	—	—	—	21	199	—	—	(220)
Shares issued under employee compensation plans, net of shares retired	462	—	—	—	—	314	148	—	—	—
Amortization of deferred compensation	4,518	—	—	—	—	—	4,518	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(43,959)	—	—	—	—	—	—	—	(43,959)	—
Distributions paid to Series A preferred shareholders ($1.5498 per share)	(7,116)	—	—	—	—	—	—	—	(7,116)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,770)	—	—	—	—	—	—	—	(4,770)	—
Distributions paid to Series C preferred shareholders ($1.14 per share)	(7,866)	—	—	—	—	—	—	—	(7,866)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(5,232)	—	—	—	—	—	—	—	—	(5,232)
Other distributions to noncontrolling interests, net	(12)	—	—	—		—	—	—	—	(12)
Balance September 30, 2017	$881,114	$46	$35	$69	$48	$69,888	$1,768,540	$3,534	$(1,098,547)	$137,501

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2017	2016
Cash flows from operating activities:
Net (loss) income	$(41,463)	$14,014
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	87,963	93,561
Amortization	8,695	686
Straight-line rent adjustments	(1,908)	(1,953)
Provision for doubtful accounts	1,281	1,513
Amortization of deferred compensation	4,518	4,518
Loss on hedge ineffectiveness	—	143
Gain on sale of real estate by equity method investee	(6,718)	—
Gains on sales of interests in real estate and non operating real estate, net	(112)	(22,962)
Equity in income of partnerships in excess of distributions	(3,024)	(5,070)
Amortization of historic tax credits	(1,768)	(1,768)
Impairment of assets	55,742	24,589
Change in assets and liabilities:
Net change in other assets	(5,682)	1,753
Net change in other liabilities	(4,556)	(4,872)
Net cash provided by operating activities	92,968	104,152
Cash flows from investing activities:
Additions to construction in progress	(93,178)	(48,312)
Investments in real estate improvements	(36,850)	(32,846)
Cash proceeds from sales of real estate	77,778	154,764
Cash distributions from partnerships of proceeds from real estate sold	30,265	—
Additions to leasehold improvements and corporate fixed assets	(511)	(449)
Investments in partnerships	(56,778)	(9,995)
Capitalized leasing costs	(4,633)	(4,394)
Decrease in cash escrows	2,311	3,098
Cash distributions from partnerships in excess of equity in income	1,895	6,014
Net cash (used in) provided by investing activities	(79,701)	67,880
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	282,005	—
Net borrowings from revolving facility	3,000	50,000
Proceeds from mortgage loans	—	139,000
Principal installments on mortgage loans	(12,581)	(12,711)
Repayments of mortgage loans	(150,000)	(280,327)
Payment of deferred financing costs	(71)	(3,335)
Dividends paid to common shareholders	(43,959)	(43,769)
Dividends paid to preferred shareholders	(19,752)	(11,886)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(5,232)	(5,245)
Value of shares of beneficial interest issued	1,790	947
Value of shares retired under equity incentive plans, net of shares issued	(1,328)	(2,177)
Net cash provided by (used in) financing activities	53,872	(169,503)
Net change in cash and cash equivalents	67,139	2,529
Cash and cash equivalents, beginning of period	9,803	22,855
Cash and cash equivalents, end of period	$76,942	$25,384

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 28 properties in nine states, including 20 operating shopping malls, four other operating retail properties and four development or redevelopment properties. Two of the development and redevelopment properties are classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)), and one is classified as “other.” The above property counts do not include Valley View Mall in La Crosse, Wisconsin because this property is classified as “held for sale” as of September 30, 2017.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2017, we held an 89.4% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2017, the total amount that would have been distributed would have been $87.0 million, which is calculated using our September 29, 2017 closing price on the New York Stock Exchange of $10.49 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,291,072 as of September 30, 2017.

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

New Accounting Developments

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05 - Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. As it relates to the Company, real estate, such as land and buildings, would be considered an example of a nonfinancial asset. The standard is effective in conjunction with ASU No. 2014-09 (discussed below), which is effective for annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The provisions of this update must be applied at the same time as the adoption of ASU No. 2014-09. The Company is evaluating the effect that ASU No. 2017-05 will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No 2016-08, which updates Topic 606 to clarify principal versus agent considerations (reporting revenue gross versus net). The types of our revenues that will be impacted by the new standard include management, development and leasing fee revenues for services performed for third-party owned properties and for certain of our joint ventures, sales of real estate, including land parcels and operating properties, and certain billings to tenants for reimbursement of property operating expenses. We expect that the amount and timing of the revenues that are impacted by this standard will be generally consistent with our current measurement and pattern of recognition. We do not expect the adoption of this new standard to have a significant impact on our consolidated financial statements. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative adjustment as of the date of the adoption. We also continue to evaluate the scope of revenue-related disclosures we expect to provide pursuant to the new requirements. The new standard is effective for us on January 1, 2018.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2017 and December 31, 2016 were comprised of the following:

(in thousands of dollars)	As of September 30, 2017	As of December 31, 2016
Buildings, improvements and construction in progress	$2,727,880	$2,794,213
Land, including land held for development	492,374	505,801
Total investments in real estate	3,220,254	3,300,014
Accumulated depreciation	(1,082,840)	(1,060,845)
Net investments in real estate	$2,137,414	$2,239,169

Capitalization of Costs

The following table summarizes our capitalized interest, salaries, commissions, benefits and real estate taxes for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Development/Redevelopment Activities:
Interest	$2,209	$851	$5,358	$2,221
Salaries and benefits	362	339	1,058	880
Real estate taxes	496	176	651	202

Leasing Activities:
Salaries, commissions and benefits	1,536	1,378	4,633	4,394

Dispositions

The following table presents our dispositions for the nine months ended September 30, 2017:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain
				(in millions)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—
August	Logan Valley Mall Altoona, Pennsylvania	Mall	16.5%	33.2	—

Other Real Estate Activity

In 2017, we sold two non operating parcels located at Valley Mall and Beaver Valley Mall for an aggregate of $4.2 million, and recorded aggregate gains of $0.5 million on these parcels.

Acquisitions

In 2017, we purchased vacant anchor stores from Macy’s located at Moorestown Mall, Valley View Mall and Valley Mall for an aggregate of $13.9 million. We have executed a lease with a replacement tenant for the Valley View Mall location and this tenant opened in September 2017.

Impairment of Assets

In September 2017, we recorded a loss on impairment of assets on a land parcel located in Gainesville, Florida of $1.3 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

In September 2017, we recorded a loss on impairment of assets on a land parcel located at Sunrise Plaza in Forked River, New Jersey of $0.2 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

In June and August 2017, we recorded an aggregate loss on impairment of assets on Logan Valley Mall, in Altoona, Pennsylvania of $38.7 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold Logan Valley Mall in August 2017.

In June 2017, we recorded a loss on impairment of assets on Valley View Mall, in La Crosse, Wisconsin of $15.5 million in connection with our decision to market the property for sale. In connection with this decision, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on an estimated capitalization rate of approximately 12% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions. We have also determined that Valley

View Mall meets the criteria of “assets held for sale,” and this property has been reflected in the accompanying consolidated balance sheets as such.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2017 and December 31, 2016:

(in thousands of dollars)	As of September 30, 2017	As of December 31, 2016
ASSETS:
Investments in real estate, at cost:
Operating properties	$612,623	$649,960
Construction in progress	261,735	160,699
Total investments in real estate	874,358	810,659
Accumulated depreciation	(201,964)	(207,987)
Net investments in real estate	672,394	602,672
Cash and cash equivalents	47,431	27,643
Deferred costs and other assets, net	34,218	37,705
Total assets	754,043	668,020
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	440,315	445,224
Other liabilities	54,079	23,945
Total liabilities	494,394	469,169
Net investment	259,649	198,851
Partners’ share	130,627	101,045
PREIT’s share	129,022	97,806
Excess investment (1)	12,107	8,969
Net investments and advances	$141,129	$106,775

Investment in partnerships, at equity	$201,000	$168,608
Distributions in excess of partnership investments	(59,871)	(61,833)
Net investments and advances	$141,129	$106,775
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

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Real estate revenue	$29,395	$29,475	$87,089	$85,867
Operating expenses:
Property operating and other expenses	(7,885)	(8,198)	(25,098)	(25,220)
Interest expense	(5,460)	(5,388)	(16,266)	(16,165)
Depreciation and amortization	(6,496)	(5,840)	(19,151)	(17,367)
Total expenses	(19,841)	(19,426)	(60,515)	(58,752)
Net income	9,554	10,049	26,574	27,115
Less: Partners’ share	(5,321)	(5,397)	(14,567)	(14,496)
PREIT’s share	4,233	4,652	12,007	12,619
Amortization of and adjustments to excess investment	21	(9)	137	99
Equity in income of partnerships	$4,254	$4,643	$12,144	$12,718

Dispositions

In September 2017, a partnership in which we hold a 50% ownership share sold its condominium interest in 801 Market Street in Philadelphia, Pennsylvania for $61.5 million. The partnership recorded a gain on sale of $13.4 million, of which our share is $6.7 million. The partnership distributed to us proceeds of $30.3 million in connection with this transaction in September 2017, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

Mortgage Activity

In August 2017, the mortgage loan secured by Pavilion at Market East in Philadelphia, Pennsylvania was extended to November 2017. We own a 40% partnership interest in Pavilion at Market East, which owns non-operating land held for development. Our share of the mortgage loan is $3.3 million as of September 30, 2017.

In October 2017, Lehigh Valley Associates, LP (“LVA”), an unconsolidated entity in which we have a 50% partnership interest, and which owns Lehigh Valley Mall in Allentown, Pennsylvania, entered into a new $200.0 million mortgage loan. The mortgage loan has a fixed interest rate of 4.06% and has a term of 10 years. In connection with this new mortgage loan financing, the unconsolidated entity repaid the previous $124.6 million mortgage loan using proceeds from the new mortgage loan and will record $3.1 million of prepayment penalty and will accelerate the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017. The unconsolidated entity distributed to us excess proceeds of $35.3 million in October 2017.

Significant Unconsolidated Subsidiary

LVA met the conditions of significant unconsolidated subsidiaries as of December 31, 2016. The financial information of this entity is included in the amounts above. Summarized balance sheet information as of September 30, 2017 and December 31, 2016 and summarized statement of operations information for the three and nine months ended September 30, 2017 and 2016 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	September 30, 2017	December 31, 2016
Summarized balance sheet information
Total assets	$46,280	$49,264
Mortgage loan payable	124,653	126,520

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
Summarized statement of operations information
Revenue	$8,355	$9,023	$25,811	$27,192
Property operating expenses	(2,169)	(2,204)	(6,653)	(6,386)
Interest expense	(1,851)	(1,888)	(5,582)	(5,691)
Net income	3,449	4,066	10,710	12,544
PREIT’s share of equity in income
of partnership	1,724	2,033	5,355	6,272

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

In May 2017, we borrowed an additional $150.0 million on the 2014 7-Year Term Loan, which was used to repay borrowings under the 2013 Revolving Facility. As of September 30, 2017, we had borrowed $550.0 million under the Term Loans in the aggregate and no amounts were borrowed under the 2013 Revolving Facility (with $15.8 million pledged as collateral for letters of credit at September 30, 2017). The carrying value of the Term Loans on our consolidated balance sheet is net of $2.4 million of unamortized debt issuance costs.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2017	2016	2017	2016
2013 Revolving Facility
Interest expense	$601	$805	$2,011	$2,277
Deferred financing amortization	199	199	597	596

Term Loans
Interest expense	4,205	3,125	10,752	9,162
Deferred financing amortization	191	191	568	431

Each of the Credit Agreements contain certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2016), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of September 30, 2017 was $189.7 million.

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

(1) The rate in effect at September 30, 2017.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,032.6	$1,035.7	$1,222.9	$1,189.6
(1)The carrying value of mortgage loans is net of unamortized debt issuance costs of $3.5 million and $4.5 million as of September 30, 2017 and December 31, 2016, respectively.

The mortgage loans contain various customary default provisions. As of September 30, 2017, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan (including accrued interest of $0.6 million), secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $40.6 million (net of capitalized interest of $5.5 million) and $50.2 million (net of capitalized interest of $2.2 million) for the nine months ended September 30, 2017 and 2016, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $236.0 million and $250.0 million for the nine months ended September 30, 2017 and 2016, respectively. Aggregate paydowns (excluding the non cash item discussed below) were $233.0 million and $200.0 million for the nine months ended September 30, 2017 and 2016, respectively. A $150.0 million paydown of the 2013 Revolving Facility was made in the nine months ended September 30, 2017, which was directly paid from the 2014 7-Year Term Loan additional borrowing and is considered to be a non-cash transaction.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $115.9 million, including commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction which was March 14, 2016.

Provision for Employee Separation Expense

In 2017 and 2016, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.2 million of employee separation expenses for the three months ended September 30, 2016 and no employee separation expenses for the three months ended September 30, 2017, and $1.1 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, $0.8 million of these amounts are accrued and unpaid.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next 12 months, we estimate that $0.3 million will be reclassified as an increase to interest expense in connection with derivatives. The amortization of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of September 30, 2017, we had entered into 30 interest rate swap agreements with a weighted average base interest rate of 1.35% on a notional amount of $749.6 million, maturing on various dates through December 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2017 includes a net loss of $1.0 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps through August 2018.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at September 30, 2017 and December 31, 2016. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at September 30, 2017 (1)	Fair Value at December 31, 2016 (1)	Interest Rate	Effective Date of Forward Starting Swap	Maturity Date
Interest Rate Swaps
28.1	N/A	$—	1.38%		January 2, 2017
48.0	$—	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	—	(0.1)	1.12%		January 1, 2018
30.0	—	(0.3)	1.78%		January 2, 2019
25.0	0.2	0.3	0.70%		January 2, 2019
20.0	—	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.78%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
20.0	(0.1)	(0.2)	1.79%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
25.0	0.1	0.1	1.16%		January 2, 2019
20.0	0.1	—	1.16%		January 2, 2019
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.23%		June 26, 2020
20.0	0.3	0.2	1.24%		June 26, 2020
9.0	0.1	0.2	1.19%		February 1, 2021
35.0	0.8	0.9	1.01%		March 1, 2021
35.0	0.8	0.9	1.02%		March 1, 2021
20.0	0.5	0.5	1.01%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021
20.0	0.5	0.5	1.02%		March 1, 2021
50.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021
25.0	0.1	N/A	1.75%		December 29, 2021

Forward Starting Swap
48.0	0.5	0.7	1.42%	January 2, 2018	February 1, 2021
	$5.9	$4.3
_________________________

(1)
As of September 30, 2017 and December 31, 2016, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of derivative financial instruments on our consolidated statements of operations and on our share of our partnerships’ statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of Operations Location
(in millions of dollars)	2017	2016	2017	2016
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$0.1	$2.6	$0.2	$(8.1)	N/A
Loss reclassified from Accumulated Other Comprehensive Income into income (effective portion)	$0.4	$1.3	$1.9	$3.9	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$—		$(0.1)	Interest expense

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2017, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.4 million. If we had breached any of the default provisions in these agreements as of September 30, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $0.4 million. We had not breached any of these provisions as of September 30, 2017.

8. EQUITY OFFERINGS

Preferred Share Offerings

In January 2017, we issued 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of approximately $166.3 million after deducting payment of the underwriting discount of $5.4 million ($0.7875 per Series C Preferred Share) and offering expenses of $0.7 million. We used a portion of the net proceeds from this offering to repay all $117.0 million of the then-outstanding borrowings under our 2013 Revolving Facility.

In September 2017, we issued 4,800,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of approximately $115.7 million after deducting payment of the underwriting discount of $3.8 million ($0.7875 per Series D Preferred Share) and offering expenses of $0.5 million. In October 2017, we issued an additional 200,000 6.875% Series D Preferred Shares pursuant to the underwriter’s exercise of an overallotment option at $25.00 per share. We received net proceeds from this additional offering of approximately $4.8 million after deducting payment of the underwriting discount of $0.2 million ($0.7875 per Series D Preferred Share). We used the net proceeds from the offering of our Series D Preferred Shares to redeem all of our then outstanding Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) and for general corporate purposes.

We may not redeem the Series C Preferred Shares and the Series D Preferred Shares before January 27, 2022 and September 15, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series C Preferred Shares and Series D Preferred Shares. On and after January 27, 2022 for the Series C Preferred Shares and September 15, 2022 for the Series D Preferred Shares, we may redeem any or all of the Series C Preferred Shares or Series D Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares or Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series C Preferred Shares and Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption provisions, and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Preferred Share Redemption

On October 12, 2017 (the “Redemption Date”), the Company redeemed all 4,600,000 of its Series A Preferred Shares remaining issued and outstanding as of the Redemption Date, for $115.0 million (the redemption price of $25.00 per share) plus accrued and unpaid dividends of $0.7 million (the amount equal to all accrued and unpaid dividends on the Series A Preferred Shares (whether or not declared) from September 15, 2017 to but excluding the Redemption Date). The Series A Preferred Shares were initially issued in April 2012. As a result of this redemption, the $4.1 million excess of the redemption price over the carrying amount of the Series A Preferred Shares will be included in Net income (loss) attributed to PREIT common shareholders in the fourth quarter of 2017.

9. HISTORIC TAX CREDITS
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Project, which was the second quarter of 2012 for the first stage and the second quarter of 2013 for the second stage. Our obligation to the Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria.
With regard to the first stage, we recognized the contribution received of $0.9 million from the Counterparty as “Other income” in each of the third quarters of 2017 and 2016, respectively, for the fifth and final recapture period and the fourth recapture period. With regard to the second stage, we recognized the contribution received of $1.0 million in each of the third quarters of 2017 and 2016, respectively related to the fourth and third recapture periods. We also recorded $0.2 million of priority returns earned by the Counterparty in each of the three and nine months ended September 30, 2017 and 2016. In the aggregate, we recorded net income of $1.8 million to “Other income” in the consolidated statements of operations in connection with the Project in each of the three and nine months ended September 30, 2017 and 2016, respectively.

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

We currently own interests in 28 retail properties in nine states, of which 24 are operating properties, and four are development properties, one of which is a former operating property that is currently partially closed and undergoing a major reconstruction (see Fashion District Philadelphia discussion below). The 24 operating properties include 20 shopping malls and four other operating retail properties, have a total of 19.6 million square feet and are located in eight states. We and partnerships in which we own an interest own 15.0 million square feet at these properties (excluding space owned by anchors).

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated operating properties have a total of 15.4 million square feet, of which we own 12.2 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. The above property counts and square feet do not include Valley View Mall in La Crosse, Wisconsin because this property has been classified as “held for sale” as of September 30, 2017.

The development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one is classified as “retail” (The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)), and one classified as “other.” We have two properties (Woodland Mall in Grand Rapids Michigan and The Mall at Prince Georges in Hyattsville, Maryland) that have redevelopment projects currently underway. We also have five properties with projects underway to replace vacant anchor stores (Exton Square Mall in Exton, Pennsylvania, Moorestown Mall in Moorestown, New Jersey, Valley Mall in Hagerstown, Maryland, Willow Grove Park in Willow Grove, Pennsylvania and Woodland Mall in Grand Rapids, Michigan).

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

We have continuously made efforts to improve the overall quality of our portfolio and to achieve operational excellence. Since 2013, we have executed a strategic disposition program whereby we have sold 17 of our lower-productivity malls, with one more property currently on the market (Valley View Mall). We have also sought to improve the quality of our remaining properties through remerchandising and redevelopment activities. Where possible, we have sought to proactively replace challenged department stores with a diverse mix of high-performance retailers. Approximately 20% of our retail space is committed to dining and entertainment. Since 2012, we have added over one million square feet of space in the categories of dining, entertainment, fast fashion, grocery, health & wellness and off-price retailers.

Net income for the three months ended September 30, 2017 was $12.3 million, an increase in earnings of $9.4 million compared to net income of $2.9 million for the three months ended September 30, 2016. This increase was primarily due to a $6.7 million gain on the sale of real estate by an equity method investee, a decrease in impairment of assets from $9.9 million in the third quarter of 2016 to $1.8 million in the third quarter of 2017 and an increase in Same Store Net Operating Income (excluding lease termination revenue) of $1.5 million, partially offset by decreases in lease termination revenue of $3.5 million and Non-Same Store Net Operating Income of $3.6 million . See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

Net loss for the nine months ended September 30, 2017 was $41.5 million, a decrease in earnings of $55.5 million compared to net income of $14.0 million for the nine months ended September 30, 2016. This decrease was primarily due to an increase in impairment of assets of $31.2 million, a decrease in gains on sale of real estate of $23.3 million and a decrease in Non-Same Store Net Operating Income of $12.4 million, partially offset by a $9.5 million decrease in interest expense and a $6.7 million gain on the sale of real estate by an equity method investee. See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(2) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2017 (Nine Months)
Consolidated properties	13	69	310,585	$9,541.6	17	90,508	$2,959.7
Unconsolidated properties	8	15	183,956	2,021.5	6	81,531	949.3
Total	14	84	494,541	$11,563.1	23	172,039	$3,909.0

2016 (Full Year)
Consolidated properties	7	38	137,111	$6,738.7	20	73,011	$3,181.5
Unconsolidated properties	6	10	86,012	1,166.9	4	64,809	471.4
Total	9	48	223,123	$7,905.6	24	137,820	$3,652.9
(1) Total represents unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2017.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and we have recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. In 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We are in negotiations to purchase the leasehold associated with the Macy’s store located at Plymouth Meeting Mall.

The table below sets forth information related to our anchor replacement program:

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed/Closing	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:(1)
Cumberland Mall	JC Penney(2)	51	Q3 15	Q3 15	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney(2)	118	Q2 15	N/A	Round 1	58	Q4 16
Viewmont Mall	Sears (2)	193	Q3 16	Q2 17	Dick's Sporting Goods/Field & Stream	90	Q3 17
					Home Goods	23	Q3 17
Capital City Mall	Sears (2)	101	Q1 17	Q2 17	Dick's Sporting Goods	62	Q3 17
					Sears Appliance	15	Q4 17
					Fine Wine & Good Spirits	12	Q4 17
Magnolia Mall	Sears (2)	91	Q1 17	Q2 17	Burlington	46	Q3 17
					Home Goods, Five Below and outparcels	45	Q2 18
Valley View Mall	Macys (2)(3)	100	Q2 17	Q2 17	Herberger's	100	Q3 17
In process:
Exton Square Mall	K-mart (2)	96	Q1 16	Q2 16	Whole Foods	58	Q1 18
Valley Mall	Macy's (2)(3)	120	Q1 16	N/A	Large format fitness facility	70	Q4 18
					Tilt Studio	49	Q3 18
	BonTon (2)	123	Q1 18	N/A	Belk	123	Q4 18
Moorestown Mall	Macy's (2)(4)	200	Q1 17	Q3 17	Off-price outdoor gear retailer	18	Q4 18
					Off-price home furnishings retailer	25	Q4 18
Woodland Mall	Sears (2)(6)	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					Restaurants and small shop space	TBD	Q4 19
Willow Grove Park	JC Penney (2)(7)	124	Q3 17	N/A	TBD	TBD	TBD
Pending:
Plymouth Meeting Mall	Macy's (5)	215	Q1 17	N/A	TBD	TBD	TBD

(1)	Principal replacement tenants opened and remaining portion still in progress

(2)	Property is PREIT owned

(3)	Property was purchased by PREIT in April 2017

(4)	Property was purchased by PREIT in July 2017

(5)	Property is third-party owned

(6)	Purchased by PREIT in the fourth quarter of 2016

(7)	Closed in July 2017

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to dining, entertainment, fast fashion, off price, and large format box tenants. Some of these changes may result in the redevelopment of all or a portion of our properties. See “—Capital Improvements, Redevelopment and Development Projects.”
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
Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $129.6 million as of September 30, 2017.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, NOI and depreciation, will likely continue to be negatively affected until the newly constructed space is completed, leased and occupied.

We are also engaged in several types of development projects. However, we do not expect to make any significant investment in these projects in the short term, other than the redevelopment of Fashion District Philadelphia.

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
Assessment of our ability to recover certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs. See “Results of Operations” for a description of the losses on impairment of assets recorded during the three and nine months ended September 30, 2017 and 2016.

New Accounting Developments

See note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2017 and 2016:

	Occupancy (1) at September 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2017	2016	2017	2016	2017	2016
Retail portfolio weighted average:
Total excluding anchors	91.7%	92.0%	92.1%	93.8%	91.8%	92.4%
Total including anchors	93.9%	94.4%	93.5%	95.0%	93.8%	94.6%
Malls weighted average:
Total excluding anchors	92.3%	92.1%	89.5%	94.8%	92.0%	92.4%
Total including anchors	94.2%	94.5%	92.9%	96.4%	94.1%	94.8%
Other retail properties	36.7%	83.1%	94.0%	93.8%	91.3%	93.3%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Retail portfolio and mall occupancy for all periods presented includes a property classified as held for sale in 2017 because the Company has not yet entered into a purchase and sale agreement with respect to this property and excludes properties sold or classified as held for sale in 2016. Fashion District Philadelphia is excluded for 2016 and 2017 because the property is currently partially closed and undergoing a major reconstruction.

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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2017:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA (in square feet)	Term (years)	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	29	60,419	7.7	$52.50	N/A	N/A	N/A	N/A	$10.72
Over 10,000 sf	3	92,448	10.0	16.90	N/A	N/A	N/A	N/A	6.02
Total New Leases	32	152,867	7.9	$30.97	N/A	N/A	N/A	N/A	$7.88

Renewal Leases
Under 10,000 sf	49	110,385	3.4	$56.86	$57.84	$(0.98)	(1.7)%	0.1%	$0.21
Over 10,000 sf	6	114,589	4.0	22.12	24.55	(2.43)	(9.9)%	(6.4)%	—
Total Fixed Rent	55	224,974	3.5	$39.17	$40.88	$(1.71)	(4.2)%	(1.9)%	$0.10
Percentage in Lieu	0	—	0.0	$—	$—	N/A	N/A	N/A	$—
Total Renewal Leases	55	224,974	3.5	$39.17	$40.88	$(1.71)	(4.2)%	(1.9)%	$—
Total Non Anchor(4)	87	377,841	5.1	$35.85

Anchor
New Leases	—	—	—	$—	N/A	N/A	N/A	N/A	$—
Renewal Leases	4	336,207	6.3	$6.78	$6.69	$0.09	1.3%	N/A	$—
Total	4	336,207	6.3	$6.78
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

(4)
Includes 13 leases and 112,466 square feet of GLA with respect to our unconsolidated partnerships. Excluding these leases, the initial gross rent spread was 3.3% for leases under 10,000 square feet and 3.8% for all non anchor leases. Excluding these leases, the average rent spread was 4.6% for leases under 10,000 square feet and 5.5% for all non anchor leases. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2017:

						Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
	Number	GLA (in square feet)	Term (years)	Initial Rent psf	Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10,000 sf	125	243,748	6.7	$47.21	N/A	N/A	N/A	N/A	$7.34
Over 10,000 sf	16	302,913	9.9	17.00	N/A	N/A	N/A	N/A	7.03
Total New Leases	141	546,661	7.1	$30.47	N/A	N/A	N/A	N/A	$7.17

Renewal Leases
Under 10,000 sf	203	403,753	3.8	$60.82	$60.10	$0.72	1.2%	3.8%	$0.07
Over 10,000 sf	15	319,025	3.3	16.62	17.31	(0.69)	(4.0)%	0.9%	—
Total Fixed Rent	218	722,778	3.7	$41.31	$41.21	$0.10	0.2%	3.3%	$0.04
Percentage in Lieu	3	14,843	1.7	$5.51	$5.51	—	—%	N/A	$—
Total Renewal Leases	221	737,621	3.7	$40.59	$40.49	$0.10	0.2%	3.3%	$0.05
Total Non Anchor(4)	362	1,284,282	5.0	$36.28

Anchor
New Leases	5	349,972	11.0	$7.70	N/A	N/A	N/A	N/A	$1.38
Renewal Leases	7	935,972	7.4	$5.23	$5.20	$0.03	0.6%	N/A	$—
Total	12	1,285,944	8.9	$5.90
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

(4)
Includes 32 leases and 381,880 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Excluding these leases, the initial gross rent spread was 2.8% for leases under 10,000 square feet and 2.9% for all non anchor leases. Excluding these leases, the average rent spread was 5.3% for leases under 10,000 square feet and 5.8% for all non anchor leases.Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

Overview

Net income for the three months ended September 30, 2017 was $12.3 million, an increase in earnings of $9.4 million compared to net income of $2.9 million for the three months ended September 30, 2016. This increase was primarily due to a $6.7 million gain on the sale of real estate by an equity method investee, a decrease in impairment of assets from $9.9 million in the third quarter of 2016 to $1.8 million in the third quarter of 2017 and an increase in Same Store Net Operating Income (excluding lease termination revenue) of $1.5 million, partially offset by decreases in lease termination revenue of $3.5 million and Non-Same Store Net Operating Income of $3.6 million . See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

Net loss for the nine months ended September 30, 2017 was $41.5 million, a decrease in earnings of $55.5 million compared to net income of $14.0 million for the nine months ended September 30, 2016. This decrease was primarily due to an increase in impairment of assets of $31.2 million, a decrease in gains on sale of real estate of $23.3 million and a decrease in Non-Same Store Net Operating Income of $12.4 million, partially offset by a $9.5 million decrease in interest expense and a $6.7 million gain on the sale of real estate by an equity method investee. See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		% Change 2016 to 2017	Nine Months Ended September 30,		% Change 2016 to 2017
(in thousands of dollars)	2017	2016		2017	2016
Real estate revenue	$86,719	$96,260	(10)%	$263,553	$290,455	(9)%
Property operating expenses	(33,303)	(37,249)	(11)%	(105,509)	(117,892)	(11)%
Other income	2,492	2,600	(4)%	4,172	4,630	(10)%
Depreciation and amortization	(29,966)	(26,820)	12%	(94,652)	(92,217)	3%
General and administrative expenses	(8,288)	(8,244)	1%	(26,561)	(25,713)	3%
Provision for employee separation expense	—	(162)	(100)%	(1,053)	(1,355)	(22)%
Project costs and other expenses	(150)	(1,080)	(86)%	(547)	(1,374)	(60)%
Interest expense, net	(14,342)	(17,198)	(17)%	(44,098)	(53,611)	(18)%
Impairment of assets	(1,825)	(9,865)	(82)%	(55,742)	(24,589)	127%
Equity in income of partnerships	4,254	4,643	(8)%	12,144	12,718	(5)%
Gain on sale of real estate by equity method investee	6,718	—		6,718	—
Gain on sales of interests in non operating real estate	—	—	—%	486	9	5,300%
(Losses) gains on sales of interests in real estate, net	(9)	31	(129)%	(374)	22,953	(102)%
Net income (loss)	$12,300	$2,916	322%	$(41,463)	$14,014	(396)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Real estate revenue decreased by $9.5 million, or 10%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to:

•	a decrease of $6.7 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $2.9 million in same store lease terminations, including the effect of a $2.9 million lease termination fee received from one tenant for two locations during the three months ending September 30, 2016;

•
a decrease of $0.7 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•
a decrease of $0.2 million in same store utility reimbursements due to a combination of lower tenant electric billing rates as set by a public utility commission, as well as a decrease in electric consumption; and

•	a decrease of $0.2 million in same store percentage rent, including $0.1 million received from one tenant during the three months ending September 30, 2016; partially offset by

•
an increase of $1.1 million in same store base rent due to $1.7 million from net new store openings over the previous twelve months, partially offset by a $0.5 million decrease related to tenant bankruptcies in 2016 and 2017, as well as a $0.1 million decrease related to co-tenancy concessions due to anchor closings in 2016 and 2017.

Real estate revenue decreased by $26.9 million million, or 9%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to:

•	a decrease of $24.9 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $1.6 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•
a decrease of $0.9 million in same store utility reimbursements due to a combination of lower tenant electric billing rates as set by the Public Utility Commission, as well as a decrease in electric consumption;

•
a decrease of $0.9 million in lease termination revenue, including the effect of a $2.9 million lease termination fee received from one tenant for two locations during the nine months ending September 30, 2016; and

•
A decrease of $0.5 million in same store percentage rent due to lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent, as well as lower sales from some tenants that paid percent rent during the nine months ending September 30, 2016; partially offset by

•
an increase of $1.4 million in same store base rent due to $3.1 million from net new store openings over the previous twelve months, partially offset by a $1.4 million decrease related to tenant bankruptcies in 2016 and 2017, as well as a $0.3 million decrease related to co-tenancy concessions due to anchor closings in 2016 and 2017.

Property operating expenses

Property operating expenses decreased by $3.9 million, or 11%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to:

•	a decrease of $2.4 million in property operating expenses related to properties sold in 2016 and 2017;

•	a decrease of $1.1 million in same store common area maintenance expense, including a $0.7 million decrease in personnel costs and a $0.3 million decrease in common area utilities;

•
a decrease of $0.4 million in same store real estate tax expense due to real estate tax appeal refunds received at one property, partially offset by higher real estate tax expense at several other properties due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
a decrease of $0.2 million in same store tenant utility expense as a result of cooler temperatures across the Mid-Atlantic States, where many of our properties are located, resulting in lower electricity usage compared to the three months ended September 30, 2016; partially offset by

•	an increase of $0.3 million in same store bad debt expense due to the collection of previously reserved amounts from a tenant in bankruptcy during the three months ended September 30, 2016.

Property operating expenses decreased by $12.4 million, or 11%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to:

•	a decrease of $11.0 million in property operating expenses related to properties sold in 2016 and 2017;

•	a decrease of $2.2 million in same store common area maintenance expense, including a $2.0 million decrease in personnel costs, and

•	a decrease of $0.4 million in same store tenant utility expense due to a combination of lower electricity usage and lower electricity rates; partially offset by

•
an increase of $1.1 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; partially offset by real estate tax appeal refunds received at one property.

Depreciation and amortization

Depreciation and amortization expense increased by $3.1 million, or 12%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to:

•
an increase of $6.7 million due to a change in an estimated contingent liability during the three months ended September 30, 2016 that was originally recognized in connection with a property acquisition in 2015; partially offset by

•	a decrease of $3.0 million related to properties sold in 2016 and 2017 and one property classified as held for sale effective June 30, 2017; and

•	a decrease of $0.6 million due to accelerated amortization of capital improvements associated with store closings in the three months ended September 30, 2016.

Depreciation and amortization expense increased by $2.4 million, or 3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to:

•
an increase of $8.7 million due to a change in an estimated contingent liability during the nine months ended September 30, 2016 that was originally recognized in connection with a property acquisition in 2015; and

•
an increase of $0.8 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings in the nine months ended September 30, 2017; partially offset by

•	a decrease of $7.1 million related to properties sold in 2016 and 2017 and one property classified as held for sale effective June 30, 2017.

Impairment of assets

Impairment of assets for the three months ended September 30, 2017 consisted primarily of $1.3 million in connection with sale negotiations of land in Gainesville, Florida, $0.3 million in connection with the sale of Logan Valley Mall in August 2017, and $0.2 million on a land parcel located at Sunrise Plaza in Forked River, New Jersey.

Impairment of assets for the three months ended September 30, 2016 consisted of $9.9 million in connection with the the sale of Beaver Valley Mall, which was sold in January 2017.

Impairment of assets for the nine months ended September 30, 2017 consisted of $38.7 million in connection with the sale of Logan Valley Mall in Altoona, Pennsylvania which was sold in August 2017, $15.5 million in connection with the marketing for sale of

Valley View Mall in La Crosse, Wisconsin, $1.3 million in connection with sale negotiations of land in Gainesville, Florida, and $0.2 million on a land parcel located at Sunrise Plaza in Forked River, New Jersey.

Impairment of assets for the nine months ended September 30, 2016 consisted of $14.1 million in connection with sale negotiations with a prospective buyer of Washington Crown Center in Washington, Pennsylvania, which was sold in August 2016, $9.9 million in connection with the the sale of Beaver Valley Mall, which was sold in January 2017 and $0.6 million in connection with the sale of an office building located at Voorhees Town Center which was sold in September 2016.

Interest expense

Interest expense decreased by $2.9 million, or 17%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.00% for the three months ended September 30, 2017 compared to 4.19% for the three months ended September 30, 2016. Our weighted average debt balance was reduced to $1,663.8 million for the three months ended September 30, 2017, compared to $1,721.9 million for the three months ended September 30, 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C and Series D Preferred Share issuances, net of capital expenditures related to anchor replacements and redevelopment spending.

Interest expense decreased by $9.5 million, or 18%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was primarily due to lower weighted average interest rates and average debt balances. Our weighted average effective borrowing rate was 4.00% for the nine months ended September 30, 2017 compared to 4.21% for the nine months ended September 30, 2016. Our weighted average debt balance was reduced to $1,650.5 million for the nine months ended September 30, 2017, compared to $1,765.1 million for the nine months ended September 30, 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C and Series D Preferred Share issuances, net of capital expenditures related to anchor replacements and redevelopment spending.

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

The table below reconciles net (loss) income to NOI of our consolidated properties for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$12,300	$2,916	$(41,463)	$14,014
Other income	(2,492)	(2,600)	(4,172)	(4,630)
Depreciation and amortization	29,966	26,820	94,652	92,217
General and administrative expenses	8,288	8,244	26,561	25,713
Employee separation expenses	—	162	1,053	1,355
Project costs and other expenses	150	1,080	547	1,374
Interest expense, net	14,342	17,198	44,098	53,611
Impairment of assets	1,825	9,865	55,742	24,589
Equity in income of partnerships	(4,254)	(4,643)	(12,144)	(12,718)
Gain on sale of real estate by equity method investee	(6,718)	—	(6,718)	—
Gains on sales of non operating real estate	—	—	(486)	(9)
Losses (gains) on sales of interests in real estate, net	9	(31)	374	(22,953)
NOI - consolidated properties	$53,416	$59,011	$158,044	$172,563

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Equity in income of partnerships	$4,254	$4,643	$12,144	$12,718
Other income	(20)	—	(20)	—
Depreciation and amortization	2,902	2,571	8,493	7,591
Interest and other expenses	2,566	2,571	7,683	7,729
Net operating income from equity method investments at ownership share	$9,702	$9,785	$28,300	$28,038

The table below presents total NOI and total NOI excluding lease terminations for the three months ended September 30, 2017 and 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$52,676	$53,982	$740	$5,029	$53,416	$59,011
NOI from equity method investments at ownership share	7,604	8,347	2,098	1,438	9,702	9,785
Total NOI	60,280	62,329	2,838	6,467	63,118	68,796
Less: lease termination revenue	282	3,805	—	55	282	3,860
Total NOI - excluding lease termination revenue	$59,998	$58,524	$2,838	$6,412	$62,836	$64,936

Total NOI decreased by $5.7 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a decrease of $3.6 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2016 and 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease terminations for the nine months ended September 30, 2017 and 2016:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$153,740	$154,391	$4,304	$18,172	$158,044	$172,563
NOI from equity method investments at ownership share	22,339	23,533	5,961	4,505	28,300	28,038
Total NOI	176,079	177,924	10,265	22,677	186,344	200,601
Less: lease termination revenue	2,629	4,048	71	110	2,700	4,158
Total NOI - excluding lease termination revenue	$173,450	$173,876	$10,194	$22,567	$183,644	$196,443

Total NOI decreased by $14.3 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a decrease of $12.4 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2016 and 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2017 and 2016, respectively, to show the effect of such items as provision for employee separation expense and loss on hedge ineffectiveness, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

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

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO, as adjusted, attributable to common shareholders and OP Unit holders and FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$12,300	$2,916	$(41,463)	$14,014
Depreciation and amortization on real estate
Consolidated properties	29,589	26,448	93,529	91,109
PREIT’s share of equity method investments	2,902	2,571	8,493	7,591
Gain on sale of real estate by equity method investee	(6,718)	—	(6,718)	—
Losses (gains) on sales of interests in real estate, net	9	(31)	374	(22,953)
Impairment of assets	1,825	9,865	55,742	24,589
Dividends on preferred shares	(7,525)	(3,962)	(20,797)	(11,886)
Funds from operations attributable to common shareholders and OP Unit holders	32,382	37,807	89,160	102,464
Provision for employee separation expense	—	162	1,053	1,355
Loss on hedge ineffectiveness	—	—	—	143
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$32,382	$37,969	$90,213	$103,962
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.42	$0.49	$1.15	$1.32
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.42	$0.49	$1.16	$1.34

Weighted average number of shares outstanding	69,424	69,129	69,319	69,065
Weighted average effect of full conversion of OP Units	8,291	8,319	8,303	8,328
Effect of common share equivalents(1)	—	361	51	386
Total weighted average shares outstanding, including OP Units	77,715	77,809	77,673	77,779

(1) There were no common share equivalents for the three months ended September 30, 2017.

FFO attributable to common shareholders and OP Unit holders was $32.4 million for the three months ended September 30, 2017, a decrease of $5.4 million, or 14.3%, compared to $37.8 million for the three months ended September 30, 2016. This decrease is primarily due to properties sold in 2016 and 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.42 and $0.49 for the three months ended September 30, 2017 and 2016, respectively.

FFO attributable to common shareholders and OP Unit holders was $89.2 million for the nine months ended September 30, 2017, a decrease of $13.3 million, or 13%, compared to $102.5 million for the nine months ended September 30, 2016. This decrease is primarily due to properties sold in 2016 and 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.15 and $1.32 for the nine months ended September 30, 2017 and 2016, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to common and preferred shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2013 Revolving Facility and our 2014 Term Loans and 2015 Term Loan (collectively, the “Credit Agreements”). We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the nine months ended September 30, 2017 were $68.9 million, based on distributions of $1.5498 per Series A Preferred Share, $1.3827 per Series B Preferred Share, $1.1400 per Series C Preferred Share (partial period), and $0.63 per common share and OP Unit.

During 2017, we raised capital from a number of sources, including proceeds of $117.2 million from our share of asset sales (by us and our unconsolidated subsidiaries), and $286.8 million from the issuances of Series C and D preferred shares, part of which was used to redeem our Series A preferred shares in October 2017. We also received $35.3 million in net proceeds after an early mortgage refinancing by one of our unconsolidated subsidiaries.

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

In May 2017, we borrowed an additional $150.0 million on the 2014 7-Year Term Loan, which was used to repay borrowings under the 2013 Revolving Facility. As of September 30, 2017, we had borrowed $550.0 million under the Term Loans, and no amounts were outstanding under our 2013 Revolving Facility, $15.8 million was pledged as collateral for letters of credit, and, pursuant to certain covenants in the 2013 Revolving Facility, the unused portion of the 2013 Revolving Facility that was available to us was $189.7 million.

Interest Rate Derivative Agreements

As of September 30, 2017, we had entered into 30 interest rate swap agreements with a weighted average base interest rate of 1.35% on a notional amount of $749.6 million, maturing on various dates through December 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and will mature in February 2021.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and on a quarterly basis. As of September 30, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive loss as of September 30, 2017 includes a net loss of $1.0 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

As of September 30, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $0.4 million. If we had breached any of the default provisions in these agreements as of September 30, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $0.4 million. We had not breached any of these provisions as of September 30, 2017.

Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan (including accrued interest of $0.6 million) secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

Mortgage Loans

As of September 30, 2017, our mortgage loans, which are secured by 11 of our consolidated and held for sale properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at September 30, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.48% at September 30, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.23% at September 30, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2017:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Principal payments	$113,591	$5,229	$36,855	$38,635	$32,872
Balloon payments	922,453	—	68,469	178,600	675,384
Total	$1,036,044	$5,229	$105,324	$217,235	$708,256
Less: unamortized debt issuance costs	3,466
Carrying value of mortgage notes payable	$1,032,578

The following table outlines the timing of principal payments related to our mortgage loan related to assets held for sale as of September 30, 2017:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Principal payments	$1,598	$91	$1,189	$318	$—
Balloon payments	27,161	—	—	27,161	—
Total	$28,759	$91	$1,189	$27,479	$—
Less: unamortized debt issuance costs	153
Carrying value of mortgage notes payable	$28,606

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2017 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Mortgage loan principal payments	$1,036,044	$5,229	$105,324	$217,235	$708,256
Mortgage loan principal payments related to assets held for sale	28,759	91	1,189	27,479	—
Term Loans	550,000	—	150,000	400,000	—
2013 Revolving Facility(1)	—	—	—	—	—
Interest on indebtedness (1)(2)	263,909	14,822	108,357	86,978	53,752
Operating leases	4,713	528	3,779	406	—
Ground leases	7,280	140	1,120	1,120	4,900
Development and redevelopment commitments (3)	115,878	49,601	66,277	—	—
Total	$2,006,583	$70,411	$436,046	$733,218	$766,908
_________________________
(1)As of September 30, 2017, no amounts were outstanding under the 2013 Revolving Facility; currently $20.0 million is outstanding under the 2013 Revolving Facility, which has a maturity date in 2018, plus two one-year extension options.
(2)Includes payments expected to be made in connection with interest rate swaps and a forward starting interest rate swap agreement.
(3)The timing of the payments of these amounts is uncertain. We expect that these payments will be made during the remainder of 2017 and in 2018, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates and Macerich, have jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Preferred Share Dividends

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million respectively. The 8.25% Series A Preferred Shares were redeemed in October 2017 and no further dividends will be paid on these preferred shares.

CASH FLOWS

Net cash provided by operating activities totaled $93.0 million for the nine months ended September 30, 2017 compared to $104.2 million for the nine months ended September 30, 2016. The decrease in 2017 is primarily due to properties sold in 2017 and 2016.

Cash flows used in investing activities were $79.7 million for the nine months ended September 30, 2017 compared to cash flows provided by investing activities of $67.9 million for the nine months ended September 30, 2016. Cash flows used in investing activities for the nine months ended September 30, 2017 included investment in construction in progress of $93.2 million, investments in partnerships of $56.8 million (primarily at Fashion District Philadelphia) and real estate improvements of $36.9 million (primarily related to ongoing improvements at our properties), partially offset by $77.8 million of proceeds from sales of Logan Valley Mall, Beaver Valley Mall, Crossroads Mall and two non operating parcels and $30.3 million of distributions from partnerships of proceeds from real estate sold. Investing activities for the first nine months of 2016 included $154.8 million in proceeds from the sale of five operating properties and one outparcel, partially offset by investment in construction in progress of $48.3 million and real estate improvements of $32.8 million, primarily related to ongoing improvements at our properties.

Cash flows provided by financing activities were $53.9 million for the nine months ended September 30, 2017 compared to cash flows used in financing activities of $169.5 million for the nine months ended September 30, 2016. Cash flows provided by financing activities for the first nine months of 2017 included $282.0 million of proceeds from our 2017 Series C and D Preferred Share offerings and $3.0 million of net borrowings on our 2013 Revolving Facility, partially offset by the mortgage loan repayments of The Mall of Prince Georges of $150.0 million, aggregate dividends and distributions of $68.9 million, and principal installments on mortgage loans of $12.6 million. Cash flows used in financing activities for the nine months ended September 30, 2016 included mortgage loan repayments of 280.3 million, dividends and distributions of $60.9 million and principal installment payments of $12.7 million, partially offset by $130.0 million from the mortgage on Woodland Mall, $50.0 million of net 2013 Revolving Facility borrowings, and an additional borrowing of $9.0 million from the mortgage loan secured by Viewmont Mall.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend,” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2017, our consolidated debt portfolio consisted primarily of $1,032.6 million of fixed and variable rate mortgage loans (net of debt issuance costs), $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 2.69%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 2.69% and $250.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 2.69%. As of September 30, 2017, no amounts were outstanding under our 2013 Revolving Facility.

Our mortgage loans, which are secured by 11 of our consolidated properties (including one property that is classified as held for sale) are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.28% at September 30, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.48% at September 30, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.23% at September 30, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2017	$4,900	4.21%	$420		3.24%
2018	16,972	4.25%	70,149		3.78%
2019	17,713	4.25%	151,680	(2)	2.34%
2020	45,272	5.03%	151,680	(2)	2.24%
2021 and thereafter	726,858	4.21%	429,160	(2)	2.99%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2017.

(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 2.69% as of September 30, 2017.

As of September 30, 2017, we had $803.1 million of variable rate debt. Also, as of September 30, 2017, we had entered into 30 interest rate swap agreements with an aggregate weighted average interest rate of 1.35% on a notional amount of $749.6 million maturing on various dates through December 2021 and one forward starting interest rate swap agreement with an interest rate of 1.42% on a notional amount of $48.0 million, which will be effective starting January 2018 and maturing in February 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2017 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $53.9 million at September 30, 2017. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $56.8 million at September 30, 2017. Based on the variable rate debt included in our debt portfolio at September 30, 2017, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $0.6 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2017 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	2,500	$11.59	—	$—
August 1 - August 31, 2017	—	—	—	—
September 1 - September 30, 2017	495	10.26	—	—
Total	2,995	$11.37	—	$—

ITEM 6.  EXHIBITS.

1.1
Purchase Agreement dated September 7, 2017, by and among PREIT, Preit Associates, L.P. and Wells Fargo Securities LLC, as representative of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report in Form 8-K filed on September 11, 2017, is incorporated herein by reference.

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

3.3
Amendment, dated June 7, 2012, to Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust dated December 18, 2008, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

3.4
Second Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

3.5
Third Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated by reference.

3.6
Fourth Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preferences $25.00 per share par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated by reference.

4.1
Fourth Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L. P. designating the rights, obligations, duties and preferences of the Series D Preferred units, filed as Exhibit 10.1 to PREIT’s Current Report on form 8-K filed on September 11, 2017, is incorporated herein by reference.

10.1	2017 - 2019 Restricted Share Unit Program

10.2	Form of Restricted Share Unit And Dividend Equivalent Rights Award Agreement

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 2, 2017
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

1.1
Purchase Agreement dated September 7, 2017, by and among PREIT, Preit Associates, L.P. and Wells Fargo Securities LLC, as representative of the several Underwriters listed on Schedule A attached thereto, filed as Exhibit 1.1 to PREIT’s Current Report in Form 8-K filed on September 11, 2017, is incorporated herein by reference.

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

3.3
Amendment, dated June 7, 2012, to Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust dated December 18, 2008, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

3.4
Second Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

3.5
Third Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated by reference.

3.6
Fourth Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preferences $25.00 per share par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated by reference.

4.1
Fourth Addendum to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L. P. designating the rights, obligations, duties and preferences of the Series D Preferred units, filed as Exhibit 10.1 to PREIT’s Current Report on form 8-K filed on September 11, 2017, is incorporated herein by reference.

10.1*	2017 - 2019 Restricted Share Unit Program

10.2*	Form of Restricted Share Unit And Dividend Equivalent Rights Award Agreement

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.

_______________________

*	filed herewith

**	furnished herewith