Form 10-K
period 2017-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2018-02-16
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-6300
_________________________________________________________
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)
_________________________________________________________

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 875-0700
_________________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	New York Stock Exchange
Series B Preferred Shares, par value $0.01 per share	New York Stock Exchange
Series C Preferred Shares, par value $0.01 per share	New York Stock Exchange
Series D Preferred Shares, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
_________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2017, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $0.8 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 12, 2018, 70,372,236 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2017, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend.” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify  forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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
We currently own interests in 29 retail properties, of which 25 are operating properties and four are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.2 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.5 million square feet at these properties (excluding space owned by anchors or third parties). In 2017, we sold three of our wholly owned mall properties.
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia, formerly referred to as Fashion Outlets of Philadelphia). This redevelopment is expected to open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things. In recent years, we have increased the portion of our properties that is leased to non-traditional mall tenants, and approximately 20% of our portfolio is space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.
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
The largest mall in our retail portfolio is 1.4 million square feet and contains 171 stores, and the smallest is 0.5 million square feet and contains 80 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2017, 84% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.4% to 13.3%, with approximately 87% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
The majority of our leases also provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible was historically related to the tenant’s pro rata share of space at the property. As discussed below, we have continued to shift the provision in our leases that addresses these items to be a fixed amount, which gives greater predictability to tenants, and a majority of such revenue is derived from leases specifying fixed CAM reimbursements.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non-anchor mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B properties. The classification of a mall can change, and one of the goals of our current property strategic plans and remerchandising programs is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The malls that we have sold pursuant to our strategic property disposition program have generally been Class C properties.

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
Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio
Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its NOI (a non-GAAP measure; as defined below) from higher productivity properties, and one that is represented in the vicinity of a few major east coast cities. One avenue we used for raising the level of quality of our portfolio was by disposing of certain assets, which had sales productivity or occupancy below the average for our portfolio. In 2017, we sold Beaver Valley Mall, Crossroads Mall and Logan Valley Mall. At December 31, 2016, these properties had average aggregate sales per square foot of $324 and total occupancy of 87.3%, which were substantially less than the metrics for the balance of our portfolio. Since 2012, we have sold 17 low-productivity malls.
Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to attract more customers and retailers, which we expect to lead to increases in sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and usually require some use of capital. We give redevelopment priority to properties in our portfolio that are of a higher quality, and where the redevelopment can be economically transformative. Our property redevelopments focus primarily on anchor replacement, remerchandising, renovation and densification. We believe these activities will enable us to optimize our financial returns.

The table below sets forth our property redevelopment summary as of December 31, 2017.

NAME OF PROJECT LOCATION	PREIT's PROJECTED SHARE OF COST (1)	TOTAL PROJECT COST (1)	PREIT'S INVESTMENT TO DATE	TARGETED RETURN ON INCREMENTAL INVESTMENT	CONSTRUCTION START DATE	EXPECTED CON- STRUCTION COMPLETION	STABILIZATION YEAR
	(in millions)	(in millions)	(in millions)

Fashion District Philadelphia (2) Philadelphia, PA	$152.5-$182.5	$305-$365	$132.8	8-9%	2016	2018	2020
-Complete overhaul of the former Gallery at Market East, spanning three city blocks in downtown Philadelphia. Project will offer a fusion of luxury and moderate outlet shops, flagship retail, destination dining and entertainment experiences.

Woodland Mall Grand Rapids, MI	$74	$74	$34.1	5-6%	2017	2019	2020
-Upgrade of existing tenant mix inclusive of 90,000 square foot Von Maur, along with an array of 30,000 square feet of high-quality retail in enclosed small shop space and quality polished casual restaurants, will join the roster, replacing a Sears store, in 2019.

The Mall at Prince Georges Hyattsville, MD	$34-$35	$34-$35	$15.6	8-9%	2016	2018	2019
-Property remerchandising, including H&M, with plans to add fast casual restaurants and other retail on the exterior of the mall. Minor interior cosmetic renovation and exterior re-facing completed.

Anchor replacements:

Capital City Mall Camp Hill, PA	$28-$30	$28-30	$19.8	7-9%	2017	2018	2019
-58,000 square foot Dick’s Sporting Goods replaced Sears along with Fine Wine & Good Spirits, Sears Appliance and additional small shop tenants and outparcels. Dave & Buster's opening fall 2018.

Magnolia Mall Florence, SC	$15-$19	$15-$19	$8.2	7-9%	2017	2018	2019
-60,000 square foot, first-to-market Burlington replaced Sears in 2017, with HomeGoods and Five Below in 2018.

Moorestown Mall Moorestown, NJ	$41-$42	$41-$42	$10.1	9-10%	2018	2019	2020
-Sierra Trading Post, HomeSense, grocer, and other tenants to replace former Macy's.

Valley Mall Hagerstown, MD	$26-$27	$26-$27	$7.5	7-8%	2018	2019	2020
-Belk, Onelife Fitness, and Tilt Studio replacing former Macy's and BonTon.

(1) PREIT's projected share of costs and total project costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2) Total Project Costs are net of $25.0 million of approved public financing grants that will be a reduction of costs.

Since 2014, we, along with our 50/50 joint venture partner, The Macerich Company (“Macerich”), have been engaged in a redevelopment of the Fashion District Philadelphia (formerly The Gallery). In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. Fashion District Philadelphia is in a key location in central Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites.
In January 2018, we along with Macerich, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District

Philadelphia. The initial draw on the FDP Term Loan was $150.0 million, and we received $73.0 million as a distribution of our share of the draw in January 2018. The project intends to draw the remaining $100.0 million available under the FDP Term Loan during 2018 in connection with further development of the project.
An important aspect of any redevelopment project, including the redevelopment of the Fashion District Philadelphia, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be dislodged as space for the redevelopment is aggregated, which affects tenant sales and rental rates. As the Fashion District Philadelphia is redeveloped, it is expected that occupancy, sales and NOI will continue to decrease until the newly constructed space is completed, leased and occupied. As of December 31, 2017, the portion of the Fashion District Philadelphia that was formerly known as Gallery I and the rest of the inline space at the Fashion District Philadelphia was closed, and most of the space was closed for the majority of 2016 and all of 2017. Through December 31, 2017, we had incurred costs of $132.8 million relating to our share of the redevelopment costs of the project.

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
Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, entertainment options, beauty and fashion purveyors, and unique tenants like Legoland Discovery Center, as well as providing amenities like children’s play areas and mall shopping smartphone apps.
Vacant Anchor Replacements. In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. Since 2012, we reduced the number of Sears locations from 27 to eight, and the number of Macy’s locations from 25 to 14.
Since 2015, 13 anchor stores within our portfolio were recaptured or closed. To date, all of these stores have tenants that are either open, under construction, or have leases that are executed or near execution.

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed/Closing	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Cumberland Mall	JC Penney	51	Q3 15	Q3 15	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney	118	Q2 15	n/a	Round 1	58	Q4 16
Viewmont Mall	Sears	193	Q3 16	Q2 17	Dick's Sporting Goods/Field & Stream/HomeGoods	113	Q3 17
Capital City Mall	Sears	101	Q1 17	Q2 17	Dick's Sporting Goods	88	Q3 17
					Sears Appliance; Fine Wine and Spirits		Q4 17
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
Valley View Mall	Macy's	100	Q1 17	Q2 17	Herberger's	100	Q3 17
Exton Square Mall	K-mart	96	Q1 16	Q2 16	Whole Foods	58	Q1 18
In process:
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					Restaurants and small shop space	TBD	Q4 19
Magnolia Mall	Sears	See Above			HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	n/a	Sierra Trading Post	19	Q1 19
					HomeSense	28	Q4 18
					Grocer and other tenant	32	Q4 18
Valley Mall	Macy's	120	Q1 16	n/a	Onelife Fitness	70	Q3 18
					Tilt	48	Q3 18
	Bon Ton	123	Q1 18	n/a	Belk	123	Q4 18
Willow Grove Park	JC Penney	125	Q3 17	n/a	Movie theater and entertainment	93	Q3 19
Pending:
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	n/a	Various large format tenants	153	Q4 19

(1)	Property is third-party owned and is subject to a ground lease dated June 23, 2017.

Improving the Operating Results of Our Properties
We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non-anchor and total occupancy in our properties. In 2017, non-anchor occupancy at our malls was 93.8%, a decrease of 30 basis point over 2016 and total occupancy at our malls remained flat at 95.9%. In connection with the remerchandising plans at several of our properties described above, we are seeking or have obtained tenants for space in our properties that are the focus of remerchandising plans and for new space of different types such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.
Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 20% of space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.
Rental Rates and Releasing Spreads. For the year ended December 31, 2017, we generated sales per square foot of $475 from our malls, an increase of 2.4% from 2016, excluding sold malls and Fashion District Philadelphia, which is under redevelopment. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of recent years. In 2017, renewal spreads increased 1.9% on non-anchor leases under 10,000 square feet. Despite a significant increase in sales productivity, occupancy costs have remained relatively constant. We believe we have a meaningful opportunity to drive NOI and asset values by capitalizing on this increased sales productivity through increased rents on renewals or replacing underperforming tenants.
As discussed above, since 2012, we sold 17 underperforming malls. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.
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
Operating Expenses and CAM Reimbursements. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash removal. These contracts provide reasonable control, certainty and predictability. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, and we expect to continue with this approach. We have instituted a solar energy program at five of our properties, which we expect will lower our utility expenses. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
With respect to CAM reimbursements, we have converted many of our leases to fixed CAM reimbursement, in contrast to the traditional pro-rata CAM reimbursement. Fixed CAM reimbursement, while shifting some risk to us as landlord, offers tenants increased predictability of their costs, a decrease in the number of items to be negotiated in a lease thus speeding lease execution, and reduced need for detailed CAM billings, reconciliations and collections. It is taking several years for all tenants of our properties to be subject to leases with a fixed CAM reimbursement provision, but we believe there is an opportunity to increase our operating margins.
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
External Opportunities. We seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities will likely involve some use of debt or equity capital. In March 2015, we completed the acquisition of Springfield Town Center, in Springfield, Virginia. The redeveloped property re-opened in October 2014, its facilities are currently being leased, and we expect operations at the property to stabilize in 2018.

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
Improving Our Balance Sheet by Reducing Debt and Leverage; Maintaining Liquidity
Leverage. We continue to seek ways to reduce our leverage by improving our operating performance and through a variety of other means available to us. These means might include selling properties or interests in properties with values in excess of their mortgage loans and applying any excess proceeds to debt reduction; entering into joint ventures or other partnerships or arrangements involving our contribution of assets; issuing common or preferred equity or equity-related securities if market conditions are favorable; or through other actions. Along these lines, we issued 6,900,000 shares of 7.20% Series C Preferred Shares for net proceeds of $166.3 million in January 2017, and issued 5,000,000 shares of 6.875% Series D Preferred Shares in September and October 2017, for proceeds of $120.5 million, a portion of which was used to redeem the then-outstanding 8.25% Series A Preferred Shares, resulting in an annual reduction in fixed charges of $0.9 million.
Mortgage Loan Refinancings and Repayments. We might pursue opportunities to make favorable changes to individual mortgage loans on our properties. When we refinance such loans, we might seek a new term, better rates and excess proceeds. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements. We might seek to repay certain mortgage loans in full in order to unencumber the associated properties, which enables us to increase our pool of unencumbered assets, have greater financial flexibility and obtain additional financing.
Liquidity. As of December 31, 2017, our consolidated balance sheet reflected $15.3 million in cash and cash equivalents, and in January 2018, we received a $73.0 million distribution upon the closing of the FDP Term Loan. We believe that this amount and our net cash provided by operations, together with the available credit under the 2013 Revolving Facility, the remaining availability under the FDP Term Loan, and other sources of capital, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.
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

RECENT DEVELOPMENTS
Dispositions
The table below presents our dispositions of consolidated properties since January 1, 2017:

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	$24.8	$—
August	Logan Valley Mall, Altoona, Pennsylvania	Mall	16.5%	$33.2	$—
Operating Performance
Our net loss increased by $20.1 million to a net loss of $32.8 million for the year ended December 31, 2017 from a net loss of $12.7 million for the year ended December 31, 2016. The change in our 2017 results of operations was primarily due to gains from real estate sales of $23.0 million in 2016, as well as a $18.2 million decrease in non same store net operating income due to property sales in 2016 and 2017. These factors were partially offset by a $12.3 million decrease in interest expense and a $6.8 million decrease in impairment of assets.
Funds From Operations (“FFO”), a non-GAAP measure, decreased 15.9% from the prior year, and FFO as adjusted, another non-GAAP measure, decreased 12.1% from the prior year. Adjustments to FFO included loss on redemption of the Series A Preferred Shares, provision for employee separation expense, prepayment penalties and accelerated amortization of financing costs, loss on hedge ineffectiveness and acquisition costs. FFO as adjusted per share decreased 12.6% from 2016.
Same Store net operating income (“Same Store NOI”), a non-GAAP measure, decreased 0.5% over the prior year. Same Store NOI, excluding lease termination revenue, increased 0.7% compared to 2016.
Renewal spreads at our properties increased 1.9% on non-anchor leases under 10,000 square feet and decreased 3.8% for non-anchor leases of at least 10,000 square feet. Renewal spreads increased 0.6% for anchors.
Retail portfolio occupancy at December 31, 2017 was 95.4%, a decrease of 30 basis points. Non-anchor occupancy was 93.3%, a decrease of 30 basis points. Mall occupancy remained flat at 95.9%. Mall non-anchor occupancy was 93.8%, an increase of 30 basis points.
Sales per square foot at our mall properties were $475, an increase of 2.4% from 2016, including consolidated and unconsolidated properties and excluding malls sold and Fashion District Philadelphia.
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

Leverage. In 2017, our ratio of Total Liabilities to Gross Asset Value under our Credit Agreements decreased 47 basis points to 50.7%.

Mortgage Loan Activity. In January 2018, we amended and extended a $68.5 million mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland. The mortgage loan has a four year term with one 1-year extension option and bears interest at LIBOR Plus 2.60%.
In March 2017, we repaid a $150.6 million mortgage loan plus accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.
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

Following the extension of the maturity date of the mortgage loan on Francis Scott Key Mall in January 2018, we have no wholly owned mortgage maturities until July 2020. While mortgage interest rates remain relatively low, we will continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. Our 2013 Revolving Facility has an initial maturity date in June 2018, with two one-year extension options, subject to certain conditions and option fees, as described in greater detail in Note 4 to our consolidated financial statements. We intend to exercise the first one-year extension option in the first half of 2018. The 2014 5-Year Term Loan has a maturity date of January 2019. We expect to either refinance the 2014 5-Year Term Loan or repay it using borrowings from the 2013 Revolving Facility. Also, in January 2018, the joint venture entity directing the development of Fashion District Philadelphia entered into a $250.0 million term loan (our share of which is $125.0 million), which provides us with additional liquidity.

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

In 2015, we recast our $400.0 million 2013 Revolving Facility. In 2014 and 2015, we entered the Term Loans for an aggregate amount of $400.0 million: a five year agreement for a $150.0 million facility, expandable to $300.0 million, a seven year agreement for a $100.0 million facility, as amended, expandable to $400.0 million and a five year agreement for a $150.0 million facility. Certain covenants and provisions of these loans might restrict our ability to use our cash flows and any debt or equity capital we obtain to execute our strategy. The 2013 Revolving Facility had $147.0 million outstanding at December 31, 2016 and was paid down to $53.0 million as of December 31, 2017. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2017 was $144.5 million. Following the $53.0 million repayment of the 2013 Revolving Facility in January 2018, the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $197.5 million.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. We believe that we have adequate access to capital to fund the remaining cost of our redevelopment program, which we currently estimate to be approximately $300.0 million.
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2017, held a 89.4% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
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
SUSTAINABILITY

We strive to be socially and environmentally conscious. We have solar arrays at five of our properties, and offer electric vehicle charging stations at four of our properties.  Our properties now produce more than 8 million kilowatt hours of electricity from solar panels per year. The annual environmental benefit accrued through the production of renewable energy at these five properties is equivalent to a reduction in greenhouse gas emissions from more than 1,200 passenger vehicles. Additionally, as part of our redevelopment at Woodland Mall in Grand Rapids, Michigan, we diverted more than 20,000 tons of concrete from two former Sears buildings from landfills, instead recycling it for reuse as building pads, parking lot base and site grading during the expansion phase of the mall.

EMPLOYEES
We had 297 employees at our properties and in our corporate office as of December 31, 2017. None of our employees are represented by a labor union.
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
CORPORATE HEADQUARTERS
Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102. We lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our trustees, collectively with members of his immediate family and affiliated entities.

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
The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of ecommerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. We cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 33% of our non-anchor leases expire in 2018 or 2019 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy, including rising interest rates and changes in the means and patterns of consumer behavior, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers in recent years has resulted in store closings and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2018 and 2019, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Currently, we are planning or engaged in redevelopment projects at a number of our properties, including our 50/50 joint venture to redevelop the Fashion District Philadelphia, which is a significant project. To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	higher than anticipated construction costs, including labor and material costs;

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•
timing delays due to weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability; and

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
The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development or redevelopment project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of the Fashion District Philadelphia, either in a partnership with another developer (like with Macerich for the Fashion District Philadelphia) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop a specific component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.
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
Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. The current conditions in the economy have negatively affected retail sales, employment growth and consumer spending on retail goods. We have set our estimates of future cash flows to be generated by our properties taking into account these factors, which might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in 2017, 2016 and 2015, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2017, 2016 and 2015 impairment analyses resulted in noncash impairment charges on long-lived assets of $55.8 million, $62.6 million and $140.3 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
Conditions in the U.S. economy might adversely affect our cash flows from operations.
The U.S. economy has continued to experience relatively slow income growth, and reduced or fluctuating business and consumer confidence and retail sales. Changes in the patterns of consumer spending have led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to store closings, delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations.
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

Our redevelopment of The Gallery at Market East into the Fashion District Philadelphia could be harmed by delays in the project’s completion.

Portions of the land comprising the Fashion District Philadelphia project are subject to ground leases with the Philadelphia Redevelopment Authority (the “PRA”). Under the terms of the ground leases, we and our joint venture partner, The Macerich Company, committed to completing the entire redevelopment of the Fashion District Philadelphia within forty-eight months of the PRA’s issuance of a notice to proceed. This notice to proceed was issued on March 14, 2016. If the joint venture fails to complete the project within the forty-eight month timeframe, the PRA, subject to the expiration of applicable notice and cure periods, has the right to terminate the ground leases. In the event of such a termination, we would be unable to recognize the anticipated returns on our investment in the Fashion District Philadelphia project. Additionally, delays in the project’s completion could prevent us from opening the Fashion District Philadelphia in 2018, as previously announced, increase the overall project cost, and/or delay our ability to collect revenue from the project.
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
In July 2014, we entered into a 50/50 joint venture with Macerich to redevelop the Fashion District Philadelphia. In connection therewith, we contributed and sold real estate assets to the venture, and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We retained a 50% interest in Fashion District Philadelphia, which we account for using the equity method of accounting. In January 2018, we along with Macerich, entered into a $250 million term loan (the “FDP Term Loan”), with an initial borrowing of $150.0 million; the remaining $100.0 million is available via a delayed draw feature. We expect to borrow the remainder in the first half of 2018. The initial term of the FDP Term Loan is 5 years. It is expected that both parties will make additional investments in the project. The development of Fashion District Philadelphia is expected to open in 2018 and stabilize in 2020.
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
Business disagreements with our third-party partners might arise. We might incur substantial expenses in resolving these disputes. Moreover, we cannot assure you that our resolution of a dispute with a third-party partner will be on terms that are favorable to us.

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

•
partners might undergo a change of control or a substantial change in management, which could similarly inhibit our ability to make important decisions in a timely fashion or otherwise affect our intentions with respect to a project.

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
Acquisitions of retail properties have historically been an important component of our growth strategy. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy We must also typically obtain financing on terms that are acceptable to us. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. In connection with prospective acquisitions, we generally conduct a due diligence review of the target property, portfolio or investment.  While the process of due diligence is intended to provide us with an independent basis to evaluate a prospective acquisition, in some cases we might be given limited time or be given limited materials to review, or pertinent facts might not be adequately uncovered. In such cases, the decision of whether to pursue acquiring the property or portfolio might be based on insufficient, incomplete or inaccurate information, which might lead us to make acquisitions that might have additional or larger issues than we anticipated. If so, these issues might reduce the returns on our investment and affect our financial condition and results of operations. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.
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
Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Joseph F. Coradino and one other member of our corporate management team, they could elect to terminate those agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally, could harm our business and our prospects.

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
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor, non-anchor and other tenants. We also compete to acquire land for new site development or to add to our existing properties. Our properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including retailers with a significant online presence. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2017, we had an aggregate consolidated indebtedness of $1,656.8 million, the majority of which consisted of mortgage loans secured by our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $235.7 million as of December 31, 2017. We also had outstanding as of December 31, 2017, in the aggregate, $86.3 million of 7.375% Series B Preferred Shares, $172.5 million of 7.20% Series C Preferred Shares and $120.0 million of 6.875% Series D Preferred Shares.
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
The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2013 Revolving Facility was $144.5 million as of December 31, 2017.
As of December 31, 2017, we were in compliance with all the financial covenants in our Credit Agreements, but our inability to comply with these covenants in the future would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.
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
As of December 31, 2017, we had one consolidated mortgage loan with an outstanding balance of $68.5 million with an initial maturity in 2018 at our consolidated properties. In January, 2018, we extended the maturity date on this mortgage loan to January 2022. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need approximately$300.0 million of additional capital to complete our current active development and redevelopment projects, including the redevelopment of the Fashion District Philadelphia. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.
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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2017, the aggregate fair value of our derivative instruments was an unrealized gain of $9.7 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2017, we had $855.7 million of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $749.6 million of this variable rate debt by using derivative instruments. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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

(1)
There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Our Board has granted such exemptions to Cohen & Steers Capital Management, Inc., Blackrock, Inc., CBRE Clarion Securities, Heitman Real Estate Securities and Security Capital Research and Management. Absent an exemption, this restriction might:

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
As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it, and we might do so again in the future. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could interfere with our ability to execute strategic dispositions, harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

RISKS RELATING TO OUR SECURITIES

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.

Currently, the maximum federal income tax rate on dividends from most publicly traded corporations is 20%, while dividends from REITs do not qualify for this favorable tax treatment, so that the maximum federal income tax rate on dividends from REITs is 29.6%. It is possible also that tax legislation enacted in 2018 or subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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
As of December 31, 2017, a small number of institutional shareholders together own or control more than 50% of our outstanding common shares. In addition, affiliates of Vornado Realty Trust own OP Units issued in connection with our acquisition of Springfield Town Center that are convertible into cash or common shares at our election that would represent approximately 8.0% of our outstanding common shares if we elected to redeem the OP Units for common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares.  The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.
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
In February 2018, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2018. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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

Congress, the United States Treasury Department and the IRS frequently revise federal tax laws, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.

The federal tax legislation that was signed into law on December 22, 2017 (the ‘‘Act’’) makes a large quantity of changes to the Internal Revenue Code of 1986 (the “Code”). Among those changes are a significant reduction in the generally applicable corporate income tax rate (from a top corporate rate of 35% to a flat 21% rate), and a reduction in the rates of taxation on most ordinary REIT dividends (from a top individual rate of 39.6% to a top individual rate of 29.6%) and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future require us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also possible that there will be technical corrections legislation proposed with respect to the Act this year, the effect of which cannot be predicted.

We also cannot predict the impact that any future federal tax legislation may have on REITs or our tenants. Any such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our shareholders. Any legislative action might also negatively affect our tenants and, in turn, affect their ability to pay rent, which could adversely affect our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 29 retail properties, of which 25 are operating properties and four are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.2 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.5 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia, formerly referred to as Fashion Outlets of Philadelphia). This redevelopment is expected to open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
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
The following tables present information regarding our retail properties. We refer to the total retail space of these properties, including anchors and non-anchor stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Capital City Mall, Camp Hill, PA	100%	605,006	485,006	1974/2005	99.6%	JC Penney, Field & Stream, Macy’s and Dicks Sporting Goods
Cherry Hill Mall, Cherry Hill, NJ	100%	1,313,937	835,052	1961/2009	96.4%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	950,986	677,756	1973/2003	97.4%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington, Dick’s Sporting Goods, Home Depot, and Marshalls
Dartmouth Mall, Dartmouth, MA	100%	672,298	532,298	1971/2000	98.2%	JC Penney, Macy’s, Sears and AMC
Exton Square Mall, Exton, PA(7)	100%	1,046,490	865,290	1973/2000	86.5%	Boscov’s, Macy’s, Whole Foods, Sears and Round 1
Francis Scott Key Mall, Frederick, MD	100%	754,259	614,926	1978/1991	95.0%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture
Jacksonville Mall, Jacksonville, NC	100%	494,854	494,854	1981/2008	99.9%	Barnes & Noble, Belk, JC Penney and Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Magnolia Mall, Florence, SC	100%	574,303	574,303	1979/2007	98.8%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney and Burlington
Moorestown Mall, Moorestown, NJ	100%	872,530	751,330	1963/2008	92.5%	Boscov’s, Lord & Taylor, Regal Cinema RPX and Sears
Patrick Henry Mall, Newport News, VA	100%	717,662	433,505	1988/2005	97.5%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA	100%	737,316	737,316	1966/2009	95.8%	AMC Theater, Boscov’s, Legoland Discovery Center and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	919,502	919,502	1959/2004	95.1%	JC Penney, Macy’s, Marshalls, Ross Dress for Less, TJ Maxx and Target
Springfield Town Center, Springfield, VA(6)	100%	1,374,172	984,187	1974/2015	92.7%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	793,404	670,004	1974/1999	99.1%	Bon-Ton and JC Penney
Valley View Mall, La Crosse, WI	100%	628,093	473,497	1980/2001	97.9%	Barnes & Noble, Herberger’s, JC Penney and Sears
Viewmont Mall, Scranton, PA	100%	689,225	549,424	1968/2006	99.2%	JC Penney, Dick’s Sporting Goods/ Field and Stream, Homegoods and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,175,631	762,510	1982/2001	97.3%	Apple, Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	850,396	438,174	1968/1998	99.1%	Apple, Barnes & Noble, JC Penney, Kohl’s and Macy’s
Wyoming Valley Mall, Wilkes-Barre, PA	100%	832,253	832,253	1971/2006	98.8%	Bon-Ton, JC Penney, Macy’s and Sears
Total consolidated mall properties		16,002,317	12,631,187

OTHER RETAIL
Wyoming Valley Center, Wilkes-Barre, PA	100%	77,280	77,280	1976/2006	36.7%	Office Max

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non-anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)	A portion of the underlying land at this property is subject to a ground lease.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Lehigh Valley Mall, Allentown, PA	50%	1,169,519	962,227	1960/2008	92.7%	Apple, Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,544	222,645	1974/1997	96.1%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	369,911	369,911	2015	85.3%	Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Barnes & Noble, Giant Food Store, Lowe’s, Ross Dress for Less, Saks off Fifth and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	97.6%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	87.7%	Barnes & Noble, Burlington, Home Depot, HomeGoods and Weis Markets
Total unconsolidated retail properties		4,095,573	2,752,440

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by the unconsolidated partnership that is occupied, includes space occupied by both anchor and non-anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our gross rent per square foot (for consolidated and unconsolidated properties) for the five years ended December 31, 2017:

Year	Anchor Stores	non-anchor Stores
2013	$5.36	$31.78
2014	5.69	34.64
2015	5.71	36.95
2016	5.87	39.73
2017	5.80	40.72

LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2017:

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
AMC Entertainment Holdings, Inc.
AMC	2	92,988
Carmike 16	1	60,124
Total AMC Entertainment Holdings, Inc.	3	153,112	0.8%
Barnes & Noble, Inc.	9	267,831	1.3%
Belk, Inc.	2	188,303	0.9%
Best Buy Co., Inc.	5	157,857	0.8%
BJ’s Wholesale Club, Inc.	2	234,761	1.2%
The Bon-Ton Stores, Inc.
Bon-Ton	2	278,486
Herberger’s	1	100,000
Total The Bon-Ton Stores, Inc.	3	378,486	1.9%
Boscov’s Department Store	5	889,229	4.4%
Burlington Stores, Inc.	3	169,764	0.8%
Dave & Buster’s, Inc.	2	75,215	0.4%
Dick’s Sporting Goods, Inc.
Dick’s Sporting Goods, Inc	10	536,942
Field & Stream	1	50,302
Total Dick’s Sporting Goods, Inc.	11	587,244	2.9%
Dillard’s, Inc.	1	144,157	0.7%
Forever 21 Retail, Inc.	9	157,186	0.8%
Giant Food Stores, LLC	1	67,185	0.3%
H&M Hennes & Mauritz L.P.	14	276,734	1.4%
The Home Depot, Inc.	3	397,322	2.0%
J.C. Penney Company, Inc.	17	2,284,117	11.3%
Toys “R” Us, Inc.
Babies “R” Us	2	81,515
Toys “R” Us	2	64,956
Total Toys “R” Us, Inc.	4	146,471	0.7%
Lord & Taylor	1	121,200	0.6%
Lowes, Inc.	1	163,215	0.8%
Macy’s, Inc.
Macy’s	14	2,555,000
Bloomingdales	1	237,537

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Total Macy’s, Inc.	15	2,792,537	13.8%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	1.0%
Office Depot, Inc. (OfficeMax)	3	79,909	0.4%
PetsMart, Inc	3	78,678	0.4%
Regal Cinemas	4	205,135	1.0%
Round One Entertainment, Inc.	1	58,371	0.3%
Ross Stores	2	60,320	0.3%
Saks Fifth Avenue LLC	2	54,118	0.3%
Sears Holdings Corporation (Sears)	9	1,226,721	6.1%
The TJX Companies, Inc.
HomeGoods	2	62,450
Marshalls	2	65,004
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	5	155,051	0.8%
Target Corporation	4	649,440	3.2%
Weis Markets, Inc.	1	65,032	0.3%
Whole Foods, Inc.	2	120,155	0.6%
	150	12,616,295	62.5%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has stores in our portfolio occupying an aggregate of at least 50,000 square feet.

(2)
Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us. Includes stores that have closed that are still obligated to make rental or expense contribution payments.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2017:

Primary Tenant(1)(2)	Brands	Total Stores	Percent of PREIT’s Annual Gross Rent (3)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, Footaction Flight 23, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	51	4.1%
L Brands, Inc.	Bath & Body Works, Henri Bendel, Pink, Victoria's Secret	45	3.9%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Plumb Gold, Totally Pagoda, Zale's Jewelers	68	2.9%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	11	2.5%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Baby Gap, Old Navy	26	2.4%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	21	2.3%
J.C. Penney Company, Inc. (3)	JC Penney	17	2.0%
Express, Inc.	Express, Express Factory Outlet, Express Men	17	2.0%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	56	1.8%
Ascena Realty Group, Inc.	Ann Taylor, Dress Barn, Justice, Lane Bryant, Loft, Maurices	34	1.7%
Macy's Inc.	Bloomingdale's, Macy's	17	1.6%
Forever 21, Inc.	Forever 21	9	1.5%
Regal Entertainment Group	Regal Cinemas	4	1.4%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	34	1.4%
Advent CR Holdings, Inc.	Charlotte Russe	15	1.4%
H&M Hennes & Mauritz L.P.	H & M	14	1.3%
The Children's Place Retail Stores, Inc.	The Children's Place	17	1.1%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	8	1.0%
Best Buy Co., Inc	Best Buy, Best Buy Mobile	19	1.0%
Dave & Buster's, Inc.	Dave & Buster's	2	0.9%
Total		485	38.1%

(1)	Tenant includes all brands and concepts of the tenant.

(2)	Excludes tenants from Fashion District Philadelphia which is under redevelopment.

(3)
Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2017.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS
The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2017:

	All Tenants (1)					Tenants in Bankruptcy(2)
(in thousands of dollars, except per square foot amounts)	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(3)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year

For the Year Ended December 31,
2017 and Prior(4)	104	316,051	$13,106	$41.47	4.0%	—	$—	$—	—%
2018	240	745,508	29,746	39.90	9.0%	50,076	719	20.77	2.4%
2019	272	1,036,470	38,393	37.04	11.6%	68,724	514	11.63	1.3%
2020	228	1,110,983	34,779	31.30	10.5%	34,200	295	8.64	0.8%
2021	181	889,586	29,891	33.60	9.0%	12,639	192	21.62	0.6%
2022	158	479,209	24,205	50.51	7.3%	—	—	—	—%
2023	124	738,327	27,749	37.58	8.4%	11,826	187	15.81	0.7%
2024	126	513,159	28,708	55.94	8.7%	2,400	267	111.33	0.9%
2025	162	725,290	32,853	45.30	9.9%	—	—	—	—%
2026	119	581,535	24,973	42.94	7.5%	—	—	—	—%
2027	107	672,632	24,192	35.97	7.3%	—	—	—	—%
Thereafter	52	714,139	22,710	31.80	6.9%	—	—	—	—%
Total/Average	1,873	8,522,889	$331,305	$38.87	100.0%	179,865	$2,174	$15.91	6.7%

(1)	Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 583,921 square feet.

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

(3)
Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2017.

(4)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2017.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2017.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2017 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants (1)					Tenants in Bankruptcy(2)
(in thousands of dollars, except per square foot amounts)	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year

For the Year Ending December 31,
2018	3	365,231	$2,095	$5.74	7.2%	123,094	$609	$4.95	29.1%
2019	6	792,772	2,516	3.17	8.7%	—	—	—	—%
2020	6	675,699	3,149	4.66	10.8%	—	—	—	—%
2021	8	791,412	3,847	4.86	13.2%	—	—	—	—%
2022	8	1,174,834	4,059	3.45	14.0%	—	—	—	—%
2023	3	348,592	1,816	5.21	6.2%	—	—	—	—%
2024	1	135,186	800	5.92	2.8%	—	—	—	—%
2025	2	390,245	1,180	—	4.1%	—	—	—	—%
2026	1	58,371	861	14.75	3.0%	—	—	—	—%
2027	1	155,392	465	2.99	1.6%	155,392	465	2.99	100.0%
Thereafter	7	758,026	8,296	10.94	28.4%	100,000	605	6.05	7.3%
Total/Average	46	5,645,760	$29,084	$5.15	100.0%	378,486	1,679	$4.43	5.8%

(1)
In thousands of dollars. Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2017.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2017.
DEVELOPMENT AND REDEVELOPMENT PROPERTIES
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia, formerly referred to as Fashion Outlets of Philadelphia). This redevelopment is expected to open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
OFFICE SPACE
We lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Distribution Paid
Quarter ended March 31, 2017	$19.92	$13.76	$0.21
Quarter ended June 30, 2017	$15.34	$10.00	$0.21
Quarter ended September 30, 2017	$13.02	$9.75	$0.21
Quarter ended December 31, 2017	$12.11	$9.32	$0.21
			$0.84

	High	Low	Distribution Paid
Quarter ended March 31, 2016	$21.95	$16.42	$0.21
Quarter ended June 30, 2016	$23.99	$20.36	$0.21
Quarter ended September 30, 2016	$25.67	$21.32	$0.21
Quarter ended December 31, 2016	$22.86	$18.12	$0.21
			$0.84
As of December 31, 2017, there were approximately 2,000 holders of record of our common shares and approximately 20,000 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2018, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2018. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.
The Credit Agreements provide generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, or 95% of FFO (unless necessary for us to maintain our status as a REIT). All capitalized terms used in this section and not otherwise defined have the meanings ascribed to such terms in the Credit Agreements. We must maintain our status as a REIT at all times.
Units
Class A and Class B Units of PREIT Associates (“OP Units”) are redeemable by PREIT Associates at the election of the limited partner holding the OP Units at the time and for the consideration set forth in PREIT Associates’ partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, “qualifying parties” may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class A and Class B Units are redeemable at the option of the holder at any time after issuance.
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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended December 31, 2017 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2017	—	$—	—	$—
November 1—November 30, 2017	—	—	—	—
December 1—December 31, 2017	13,429	11.08	—	—
Total	13,429	$11.08	—	$—

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating results:
Total revenue	$367,490	$399,946	$425,411	$432,703	$438,678
Impairment of assets	$(55,793)	$(62,603)	$(140,318)	$(19,695)	$(6,304)
(Losses) gains on sales of interests in real estate, net	$(361)	$23,022	$12,362	$12,699	$—
Loss from continuing operations	$(32,848)	$(12,713)	$(129,567)	$(14,262)	$(20,449)
Gains on sales of discontinued operations	$—	$—	$—	$—	$78,512
Net (loss) income	$(32,848)	$(12,713)	$(129,567)	$(14,262)	$37,213
Dividends on preferred shares	$(27,845)	$(15,848)	$(15,848)	$(15,848)	$(15,848)
Net (loss) income attributable to PREIT common shareholders	$(61,292)	$(27,196)	$(132,531)	$(29,678)	$20,011
Loss from continuing operations per share – basic and diluted	$(0.89)	$(0.40)	$(1.93)	$(0.44)	$(0.56)
Basic and diluted (loss) earnings per share	$(0.89)	$(0.40)	$(1.93)	$(0.44)	$0.31
Impairment of assets of discontinued operations	$—	$—	$—	$—	$(23,662)
Weighted average shares outstanding – basic and diluted	69,364	69,086	68,740	68,217	63,662

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Total investments in real estate	$3,299,702	$3,300,014	$3,367,889	$3,285,404	$3,527,868
Intangible assets, net	$17,693	$19,746	$22,248	$6,452	$9,075
Total assets	$2,588,771	$2,616,832	$2,800,392	$2,539,703	$2,718,581
Total debt, including debt premium and discount	$1,656,842	$1,766,902	$1,784,371	$1,537,947	$1,632,650
Noncontrolling interest	$136,952	$147,152	$155,369	$29,279	$34,194
Total equity - PREIT	$624,039	$555,254	$629,261	$815,458	$892,258

	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Cash flow data:
Cash provided by operating activities	$136,409	$147,609	$135,661	$145,075	$136,219
Cash (used in) provided by investing activities	$(98,279)	$1,971	$(379,099)	$31,650	$30,741
Cash (used in ) provided by financing activities	$(32,585)	$(162,632)	$225,860	$(170,522)	$(166,720)
Cash distributions per common share	$0.84	$0.84	$0.84	$0.80	$0.74

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We currently own interests in 29 retail properties, of which 25 are operating properties and four are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.2 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.5 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. “Same Store” properties are properties that have been owned for the full periods presented and exclude properties acquired or disposed of or under redevelopment during the periods presented.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia, formerly referred to as Fashion Outlets of Philadelphia). This redevelopment is expected to open in 2018 and stabilize in 2020. We have three properties in our portfolio that are classified as under development, however we do not currently have any activity occurring at these properties.
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
Our net loss increased by $20.1 million to a net loss of $32.8 million for the year ended December 31, 2017 from a net loss of $12.7 million for the year ended December 31, 2016. The change in our 2017 results of operations was primarily due to gains from real estate sales of $23.0 million in 2016, as well as a $18.2 million decrease in non same store net operating income due to property sales in 2016 and 2017. These factors were partially offset by a $12.3 million decrease in interest expense and a $6.8 million decrease in impairment of assets.
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
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2017, held a 89.4% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 25 operating retail properties and two of the four development and redevelopment properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2017, 2016 and 2015.

Current Economic Conditions and Our Near Term Capital Needs

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2017
Consolidated properties	16	75	341,701	$10,837.3	19	95,812	$3,327.6
Unconsolidated properties	9	16	191,538	2,103.1	7	82,713	974.3
Total	18	91	533,239	$12,940.4	26	178,525	$4,301.9

2016
Consolidated properties	7	38	137,111	$6,738.7	20	73,011	$3,181.5
Unconsolidated properties	6	10	86,012	1,166.9	4	64,809	471.4
Total	9	48	223,123	$7,905.6	24	137,820	$3,652.9
(1) Total represents unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2017

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and we recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. In 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We have entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall, and are in negotiations with replacement tenants for that location

The table below sets forth information related to our anchor replacement program:

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed/Closing	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Cumberland Mall	JC Penney	51	Q3 15	Q3 15	Dick's Sporting Goods	50	Q4 16
Exton Square Mall	JC Penney	118	Q2 15	n/a	Round 1	58	Q4 16
Viewmont Mall	Sears	193	Q3 16	Q2 17	Dick's Sporting Goods/Field & Stream/HomeGoods	113	Q3 17
Capital City Mall	Sears	101	Q1 17	Q2 17	Dick's Sporting Goods	88	Q3 17
					Sears Appliance; Fine Wine and Spirits		Q4 17
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
Valley View Mall	Macy's	100	Q1 17	Q2 17	Herberger's	100	Q3 17
Exton Square Mall	K-mart	96	Q1 16	Q2 16	Whole Foods	58	Q1 18
In process:
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					Restaurants and small shop space	TBD	Q4 19
Magnolia Mall	Sears	See Above			HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	n/a	Sierra Trading Post	19	Q1 19
					HomeSense	28	Q4 18
					Grocer and other tenant	32	Q4 18
Valley Mall	Macy's	120	Q1 16	n/a	Onelife Fitness	70	Q3 18
					Tilt	48	Q3 18
	Bon Ton	123	Q1 18	n/a	Belk	123	Q4 18
Willow Grove Park	JC Penney	125	Q3 17	n/a	Movie theater and entertainment	93	Q3 19
Pending:
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	n/a	Various large format tenants	153	Q4 19
(1)Property is third party-owned and is subject to a ground lease dated June 23, 2017.

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
To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements, (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.
Capital Improvement Projects and Development

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $113.6 million as of December 31, 2017.
As of December 31, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $110.4 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, NOI and depreciation, will continue to be affected until the newly constructed space is completed, leased and occupied.
In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own the Fashion District Philadelphia. The initial draw on the FDP Term Loan was $150.0 million, and we received $73.0 million as a distribution of our share of the draw in January 2018. The project intends to draw the remaining $100.0 million available under the FDP Term Loan during 2018 in connection with further development of the redevelopment project.

We are also engaged in several types of projects at our development properties. However, we do not expect to make any significant investment in these projects in the short term other than Fashion District Philadelphia.
CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2017, 2016 and 2015, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2017 ranged from 5.8% to 13.0%, 2016 ranged from 5.0% to 10.0% and in 2015 ranged from 4.5% to 15.5%. As further detailed in note 2 to our consolidated financial statements, in 2017, 2016 and 2015, as a result of our analysis, we determined that four, five and seven properties, respectively, had incurred impairment of assets.
New Accounting Developments

See note 1 to our consolidated financial statements for descriptions of new accounting developments.
OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than (i) the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above and (ii) specifically with respect to our joint venture formed with Macerich to develop Fashion District Philadelphia, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016, and has severally guaranteed its 50% share of the FDP Term Loan (see note 3 to our consolidated financial statements), which currently has $150.0 million outstanding (our share of which is $75.0 million).

RESULTS OF OPERATIONS
Overview
Net loss for the year ended December 31, 2017 was $32.8 million, compared to a net loss for the year ended December 31, 2016 of $12.7 million. The change in our 2017 results of operations was primarily due to gains from real estate sales of $23.0 million in 2016, as well as a $18.2 million decrease in non same store net operating income due to property sales in 2016 and 2017. These factors were partially offset by a $12.3 million decrease in interest expense and a $6.8 million decrease in impairment of assets.
Net loss for the year ended December 31, 2016 was $12.7 million, compared to net loss for the year ended December 31, 2015 of $129.6 million. The change in our 2016 results of operations from the prior year was primarily due to a decrease in impairment of assets of $77.7 million, a decrease of $16.0 million in depreciation and amortization, an increase in gains on sales of interests in real estate of $10.7 million and a decrease in interest expense of $10.4 million, partially offset by a decrease of $5.3 million of NOI.

Occupancy
The tables below set forth certain occupancy statistics for our retail properties as of December 31, 2017, 2016 and 2015:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Retail portfolio weighted average:
Total excluding anchors	93.6%	93.4%	93.2%	92.2%	94.2%	96.1%	93.3%	93.6%	93.9%
Total including anchors	95.8%	95.8%	94.9%	93.6%	95.3%	96.8%	95.4%	95.7%	95.2%
Malls weighted average:
Total excluding anchors	94.2%	93.4%	93.2%	90.2%	94.8%	95.8%	93.8%	93.5%	93.5%
Total including anchors	96.2%	95.8%	94.9%	93.3%	96.4%	97.1%	95.9%	95.9%	95.1%
Other Retail Properties weighted average:	36.7%	N/A	N/A	93.8%	94.4%	96.6%	91.1%	94.4%	96.6%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
From 2016 to 2017, total occupancy for our retail portfolio decreased 30 basis points to 95.4%, and mall occupancy remained at 95.9%, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement).

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2017, including anchor and non-anchor space at consolidated and unconsolidated properties:

	Number	GLA	Term (in years)	Initial Rent psf	Previous Rent psf	Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
Non-Anchor						$	%	%

New Leases
Under 10,000 sf	150	283,036	6.6	$48.02	N/A	N/A	N/A	N/A	N/A
Over 10,0000 sf	20	464,204	10.2	15.17	N/A	N/A	N/A	N/A	N/A
Total New Leases	170	747,240	8.8	$27.61	N/A	N/A	N/A	N/A	N/A

Renewal Leases
Under 10,000 sf	242	475,599	3.7	$62.64	$61.47	$1.17	1.9%	5.1%	$0.18
Over 10,0000 sf	16	336,453	3.3	16.49	17.14	(0.65)	(3.8)%	0.9%	—
Total Fixed Rent	258	812,052	3.5	$43.52	43.10	0.42	1.0%	4.4%	$0.11
Percentage in Lieu	15	91,809	1.9	15.86	22.69	(6.83)	(30.1)%	N/A	—
Total Renewal Leases	273	903,861	3.3	40.71	$41.03	$(0.32)	(0.8)%	N/A
Total Non Anchor (4)(5)	443	1,651,101	5.8	$34.78

Anchor
New Leases	5	349,972	11.0	$7.70	N/A	N/A	N/A	N/A	$1.38
Renewal Leases	8	1,071,158	7.1	5.31	$5.28	$0.03	0.6%	N/A	—
Total	13	1,421,130	8.1	$5.90
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

(4)
Includes 41 leases and 188,624 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

(5)
Includes 19 leases totaling 51,697 square feet with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding these leases, the initial gross rent spread was 2.4% for leases under 10,000 square feet and (0.6)% for all non-anchor leases.  Excluding these leases, the average rent spread was 5.2% for leases under 10,000 square feet and 4.5% for all non-anchor leases.

See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2017, 2016 and 2015:

(in thousands of dollars)	For the Year Ended December 31, 2017	% Change 2016 to 2017	For the Year Ended December 31, 2016	% Change 2015 to 2016	For the Year Ended December 31, 2015
Results of operations:
Total real estate revenue	$361,524	(8)%	$394,597	(6)%	$420,197
Other income	5,966	12%	5,349	3%	5,214
Total property operating expenses	(140,305)	(10)%	(156,218)	(8)%	(170,047)
General and administrative expenses	(36,736)	4%	(35,269)	1%	(34,836)
Provision for employee separation expense	(1,299)	(4)%	(1,355)	(35)%	(2,087)
Project costs and other expenses	(768)	(55)%	(1,700)	(72)%	(6,108)
Interest expense, net	(58,430)	(17)%	(70,724)	(13)%	(81,096)
Depreciation and amortization	(128,822)	2%	(126,669)	(11)%	(142,647)
Impairment of assets	(55,793)	(11)%	(62,603)	(55)%	(140,318)
Equity in income of partnerships	14,367	(22)%	18,477	94%	9,540
Gain on sale of real estate by equity method investee	6,539	—%	—	—%	—
(Losses) gains on sales of interests in real estate, net	(361)	(102)%	23,022	86%	12,362
Gains on sales of non-operating real estate	1,270	234%	380	47%	259
Net loss	$(32,848)	158%	$(12,713)	(90)%	$(129,567)
The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the consolidated statements of operations in the line item “Equity in income of partnerships.”
Real Estate Revenue
Real estate revenue decreased by $33.1 million, or 8%, in 2017 as compared to 2016, primarily due to:

•	a decrease of $32.6 million in real estate revenue related to properties sold in 2016 and 2017;

•
a decrease of $2.4 million in same store common area expense reimbursements, due to lower occupancy at some properties, rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, and a decrease in common area expense for tenants who do not pay a fixed amount for common area expense reimbursement (see “—Property Operating Expenses”);

•	a decrease of $1.7 million in lease termination revenue, including $2.9 million received from one tenant for two locations during 2016;

•
a decrease of $0.7 million in same store utility reimbursements due to a combination of lower tenant electric billing rates as set by the Public Utility Commission, as well as a decrease in electric consumption; and

•
a decrease of $0.6 million in same store percentage rent due to lease renewals with higher base rents and corresponding higher sales breakpoints for calculating percentage rent, as well as lower sales from some tenants that paid percent rent during 2016; partially offset by

•
an increase of $3.6 million in same store base rent due to $5.7 million from net new store openings over the previous twelve months, partially offset by a $1.8 million decrease related to tenant bankruptcies in 2016 and 2017, as well as a $0.3 million decrease related to co-tenancy concessions due to anchor closings in 2016 and 2017; and

•	an increase of $1.1 million in same store ancillary income.

Real estate revenue decreased by $25.6 million, or 6%, in 2016 as compared to 2015, primarily due to:

•	a decrease of $40.8 million in real estate revenue related to properties and real estate interests sold in 2015 and 2016; and

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

•	an increase of $0.4 million in Same Store partnership marketing revenue.

Property Operating Expenses
Property operating expenses decreased by $15.9 million, or 10%, in 2017 as compared to 2016, primarily due to:

•	a decrease of $14.3 million in property operating expenses related to properties sold in 2016 and 2017;

•	a decrease of $3.4 million in same store common area maintenance expense, including a $2.7 million decrease in personnel costs; and

•	a decrease of $0.3 million in same store tenant utility expense due to lower electricity usage, partially offset by an increase in electricity rates; partially offset by

•
an increase of $1.5 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; partially offset by a successful real estate tax appeal at one property; and

•	an increase of $0.5 million in same store bad debt expense due to an increase in the number of tenant bankruptcies during 2017.

Property operating expenses decreased by $13.8 million, or 8%, in 2016 as compared to 2015, primarily due to:

•	a decrease of $17.3 million in property operating expenses related to properties and real estate interests sold in 2015 and 2016;

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

Impairment of Assets

During the years ended December 31, 2017, 2016, and 2015, we recorded impairment of assets of $55.8 million, $62.6 million and $140.3 million, respectively. The assets that incurred impairments and the amount of such impairments are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Logan Valley Mall	$38,720	$—	$—
Valley View Mall	15,521	—	—
Gainesville land	1,275	—	—
Sunrise land	226	—	—
White Clay Point land	—	20,786	—
Beaver Valley Mall	—	18,055	—
Washington Crown Center	—	14,117	—
Crossroads Mall	—	9,038	—
Office building located at Voorhees Town Center	—	607	—
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	—	—	63,904
Voorhees Town Center	—	—	39,242
Lycoming Mall	—	—	28,345
Uniontown Mall	—	—	7,394
Palmer Park Mall	—	—	1,383
Other	51	—	50
Total impairment of assets	$55,793	$62,603	$140,318

See note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Project Costs and Other Expenses

Project costs and other expenses decreased by $0.9 million, or 55% in 2017 as compared to 2016 primarily due to a decrease of $0.5 million related to professional fees and decreased project costs of $0.3 million.

Project costs and other expenses decreased by $4.4 million, or 72% in 2016 as compared to 2015 primarily due to a decrease of $3.3 million in acquisition costs primarily related to Springfield Town Center and a decrease of $1.4 million of professional fees, partially offset by an increase of $0.4 million related to project costs.

Interest Expense
Interest expense decreased by $12.3 million, or 17%, in 2017 as compared to 2016. Our weighted average debt balance was reduced to $1,648.5 million in 2017 compared to $1,760.5 million in 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C and Series D Preferred Share issuances, net of the redemption of the Series A Preferred Shares, and capital expenditures related to anchor replacements and redevelopment spending. Also we had lower weighted average effective borrowing rate (4.01% for 2017 as compared to 4.19% for 2016).
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
Depreciation and Amortization
Depreciation and amortization expense increased by $2.2 million, or 2%, in 2017 as compared to 2016, primarily because of:

•	an $8.7 million benefit recognized in 2016 due to a change in an estimated contingent liability recorded in connection with a property acquisition that did not recur in 2017; and

•
an increase of $1.4 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $7.9 million related to properties sold in 2016 and 2017.

Depreciation and amortization expense decreased by $16.0 million, or 11%, in 2016 as compared to 2015, primarily because of:

•	a decrease of $19.9 million related to properties sold in 2015 and 2016; and

•	a decrease of $8.7 million due to a change in an estimated contingent liability recorded in connection with a property acquisition; partially offset by

•	an increase of $4.7 million related to the March 2015 acquisition of Springfield Town Center; and

•
an increase of $7.9 million due to a higher asset base resulting from capital improvements related to new tenants at our Same Store properties, as well as accelerated amortization of capital improvements associated with store closings.

Equity in Income of Partnerships
Equity in income of partnerships decreased by $4.1 million, or 22%, in 2017 as compared to 2016. This decrease was primarily due to a $1.6 million mortgage prepayment penalty incurred by Lehigh Valley Mall, a $1.3 million decrease in lease termination income and an aggregate decrease of $1.0 million related to 2017 bankruptcies.
Equity in income of partnerships increased by $8.9 million, or 94%, in 2016 as compared to 2015. This increase was primarily due to a $4.2 million increase in equity in income from Fashion District Philadelphia due to recovery of previously expensed amounts and lower operating costs, a $1.7 million increase of income from Gloucester Premium Outlets, which opened during the third quarter of 2015, a decrease of $1.2 million in depreciation and amortization from Metroplex as a result of fully depreciated assets, a $1.3 million increase at Red Rose Commons and The Court at Oxford Valley due to an increase in lease termination revenue and a $0.7 million increase at Lehigh Valley Mall due to a combination of increased base rent and lower operating expenses, including reductions in snow removal expense, utility expense and bad debt expense, partially offset by a $0.4 million decrease from properties sold in 2015.
Gain on Sales of Interests in Real Estate, net
Gain on sales of interests of real estate, net was $23.0 million in 2016, primarily as a result of a $20.3 million gain on the sale of two street retail properties in Philadelphia, Pennsylvania.
Gain on sales of interests of real estate, net was $12.4 million in 2015, primarily as a result of a $12.0 million gain on the sale of our 50% interest in Springfield Park.

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

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted to show the effect of items such as loss on redemption of preferred shares, provision for employee separation expense, prepayment penalties and accelerated amortization of financing costs, loss on hedge ineffectiveness and acquisition costs.

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

Net Operating Income (“NOI”)
NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measure to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, gains on sales of real estate by equity method investees, gain on sale of non operating real estate, gain on sale of interest in real estate, impairment of assets, project costs and other expenses.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of or under redevelopment during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net income (loss) to NOI of our consolidated properties for the years ended 2017, 2016 and 2015:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Net loss	$(32,848)	$(12,713)	$(129,567)
Other income	(5,966)	(5,349)	(5,214)
Depreciation and amortization	128,822	126,669	142,647
General and administrative expenses	36,736	35,269	34,836
Provision for employee separation expenses	1,299	1,355	2,087
Project costs and other expenses	768	1,700	6,108
Interest expense, net	58,430	70,724	81,096
Impairment of assets	55,793	62,603	140,318
Equity in income of Partnerships	(14,367)	(18,477)	(9,540)
Gain on sale of real estate by equity method investee	(6,539)	—	—
Losses (gains) on sales of interests in real estate	361	(23,022)	(12,362)
Gains on sales of non operating real estate	(1,270)	(380)	(259)
Net operating income from consolidated properties	$221,219	$238,379	$250,150

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the years ended 2017, 2016 and 2015:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Equity in income of partnerships	$14,367	$18,477	$9,540
Other income	(594)	—	—
Depreciation and amortization	10,974	10,214	12,563
Interest and other expenses	12,013	10,306	10,415
Net operating income from equity method investments at ownership share	$36,760	$38,997	$32,518

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2017 and 2016:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2017	2016	2017	2016	2017	2016
NOI from consolidated properties	$216,403	$215,321	$4,816	$23,058	$221,219	$238,379
NOI from equity method investments at ownership share	30,266	32,579	6,494	6,418	36,760	38,997
Total NOI	$246,669	$247,900	$11,310	$29,476	$257,979	$277,376
Less: lease termination revenue	$3,142	$6,009	$85	$183	$3,227	$6,192
Total NOI - excluding lease termination revenue	$243,527	$241,891	$11,225	$29,293	$254,752	$271,184
Total NOI decreased by $19.4 million, or 7.0%, in 2017 as compared to 2016. NOI from Non Same Store properties decreased $18.2 million. This decrease was primarily due to the properties sold in 2017 and 2016. NOI from Same Store properties decreased $1.2 million primarily due to decreased lease termination income, partially offset by the property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses”

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2016 and 2015:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2016	2015	2016	2015	2016	2015
NOI from consolidated properties	$203,107	$200,352	$35,272	$49,798	$238,379	$250,150
NOI from equity method investments at ownership share	29,281	26,822	9,716	5,696	38,997	32,518
Total NOI	$232,388	$227,174	$44,988	$55,494	$277,376	$282,668
Less: lease termination revenue	$5,825	$1,813	$367	$275	$6,192	$2,088
Total NOI - excluding lease termination revenue	$226,563	$225,361	$44,621	$55,219	$271,184	$280,580

Total NOI decreased by $5.3 million, or 1.9%, in 2016 as compared to 2015. NOI from Same Store properties increased $5.2 million primarily due to increased lease termination income. NOI from Non Same Store properties decreased by $10.5 million. This decrease was primarily due to the properties sold in 2016 and 2015. See the “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” discussions above for further information about property results.
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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2017, 2016 and 2015, respectively, to show the effect of such items as loss on redemption of preferred shares, provision for employee separation expense, prepayment penalties and accelerated amortization of financing costs, loss on hedge ineffectiveness and acquisition costs, which had an effect on our results of operations, but are not, in our opinion, indicative of our operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as loss on redemption of preferred shares, provision for employee separation expense, prepayment penalties and accelerated amortization of financing costs, loss on hedge ineffectiveness and acquisition costs.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	% Change 2016 to 2017	2016	% Change 2015 to 2016	2015
Net loss	$(32,848)		$(12,713)		$(129,567)
Adjustments:
Depreciation and amortization of real estate
Consolidated	127,327		125,192		141,142
Unconsolidated	10,974		10,214		12,563
Gain on sale of real estate by equity method investee	(6,539)		—		—
Losses (gains) on sales of real estate, net	361		(23,022)		(12,362)
Impairment of assets	55,793		62,603		140,318
Dividends on preferred shares	(27,845)		(15,848)		(15,848)
Loss on redemption of preferred shares	(4,103)		—		—
Funds from operations attributable to common shareholders and OP Unit holders	$123,120	(15.9)%	$146,426	7.5%	$136,246
Loss on redemption of preferred shares	4,103		—		—
Provision for employee separation expense	1,299		1,355		2,087
Prepayment penalty and accelerated amortization of deferred financing costs	1,557		—		1,071
Loss on hedge ineffectiveness	—		143		512
Acquisition costs	—		—		3,470
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$130,079	(12.1)%	$147,924	3.2%	$143,386
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.58	(16.4)%	$1.89	5.6%	$1.79
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$1.67	(12.6)%	$1.91	1.1%	$1.89
Weighted average number of shares outstanding	69,364		69,086		68,740
Weighted average effect of full conversion of OP Units	8,297		8,324		6,830
Effect of common share equivalents	93		191		485
Total weighted average shares outstanding, including OP Units	77,754		77,601		76,055

FFO was $123.1 million for 2017, a decrease of $23.3 million, or 15.9%, compared to $146.4 million for 2016. This decrease was primarily due to:

•	a $18.2 million decrease in Non Same Store NOI primarily due to properties sold;

•	a $12.0 million increase in preferred share dividends; and

•	a $4.1 million loss on preferred share redemption in 2017; partially offset by

•	a $12.3 million decrease in interest expense; and

•	a $1.2 million increase in Same Store NOI.

FFO per diluted share and OP Unit decreased $0.31 per share to $1.58 per share for 2017, compared to $1.89 per share for 2016 due to the factors noted above.

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

•	a $5.2 million increase in Same Store NOI; and

•	a $4.5 million decrease in project costs and other expenses; partially offset by

•	a $10.5 million decrease in Non Same Store NOI due to properties sold.

FFO per diluted share increased $0.10 per share to $1.89 per share for 2016, compared to $1.79 per share for 2015 primarily due to the impact of the 6,250,000 OP Units issued in connection with the March 2015 acquisition of Springfield Town Center.

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2013 Revolving Facility, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2017 were $93.0 million, based on distributions of $1.7016 per Series A Preferred Share, distributions of $1.8438 per Series B Preferred Share, distributions of $1.5900 per Series C Preferred Share, distributions of $0.4488 per Series D Preferred Share and $0.84 per common share and OP Unit. For the first quarter of 2018, we have announced a distribution of $0.21 per common share and OP Unit.
In December 2017, our universal shelf registration statement was filed with the SEC and became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public.
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

•
deterioration in our tenants’ business operations and financial stability, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

As of December 31, 2017, the Company had borrowed $550.0 million under the Term Loans and $53.0 million under the 2013 Revolving Facility. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (see note 4 in the notes to our consolidated financial statements) under the Credit Agreements, the maximum amount that was available to be borrowed by the Company under the 2013 Revolving Facility as of December 31, 2017 was $144.5 million. Following the $53.0 million repayment of the 2013 Revolving Facility in January 2018, the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $197.5 million.

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

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is June 26, 2018, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively. We expect to exercise the first of these one-year extension options or negotiate an extension of the maturity date during the first half of 2018. We expect to either refinance the 2014 5-Year Term Loan upon its maturity in January 2019, or repay it using borrowings from the 2013 Revolving Facility.

Identical covenants and common provisions contained in the Credit Agreements

See note 4 in the notes to our consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of December 31, 2017, we were in compliance with all such financial covenants.

Preferred Shares
We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days notice, we may redeem any or all of the Series B Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. We may not redeem the Series C Preferred Shares and the Series D Preferred Shares before January 27, 2022 and September 15, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series C and Series D Preferred Shares, respectively. On and after January 27, 2022 and September 15, 2022, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2015 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key(1)	$68.5	LIBOR plus 2.60%	January 2022

2016 Activity:
March	Viewmont Mall (2)	9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall (3)	130.0	LIBOR plus 2.00%	April 2021

(1)
In January 2018, the $68.5 million mortgage loan secured by Francis Scott Key was amended to extend the initial maturity date to January 2022, and has a one-year extension option that would further extend the maturity date to January 2023.

(2)	The mortgage was increased by $9.0 million and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(3)	The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan. Interest only payments.

In March 2017, we repaid a $150.6 million mortgage loan plus accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

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

Mortgage Loans

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025.  Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.60% at December 31, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.12% at December 31, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2017:

	Payments by Period
(in thousands of dollars)	Total	2018	2019	2020	2021-2022	Thereafter
Consolidated mortgage loans
Principal payments	$109,825	$18,487	$19,517	$19,791	$33,325	$18,705
Balloon payments (1)	949,614	68,469	—	27,161	589,339	264,645
Total consolidated mortgage loans	$1,059,439	$86,956	$19,517	$46,952	$622,664	$283,350
Less: Unamortized debt issuance costs	3,355
Carrying value of mortgage notes payable	$1,056,084

(1)	The 2018 period includes $68.5 million related to the mortgage loan on Francis Scott Key Mall for which the maturity date was extended to 2022 in January 2018.

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2017 for the periods presented:

(in thousands of dollars)	Total	2018		2019	2020	2021-222	Thereafter
Mortgage loans	$1,059,438	$86,956	(1)	$19,517	$46,952	$622,664	$283,350
Term Loans	550,000	—		150,000	150,000	250,000	—
2013 Revolving Facility	53,000	53,000		—	—	—	—
Interest on indebtedness(2)	261,908	60,593		54,810	51,173	66,756	28,576
Operating leases	4,347	2,075		1,762	346	164	—
Ground leases	49,057	1,021		1,184	1,384	3,168	42,300
Development and redevelopment commitments(2)	110,390	109,904		486	—	—	—
Total	$2,088,140	$313,549		$227,759	$249,855	$942,752	$354,226

(1)	The 2018 period includes $68.5 million related to the mortgage loan on Francis Scott Key Mall for which the maturity date was extended to 2022 in January 2018.

(2)
Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements. Includes payments due under the mortgage loan on Francis Scott Key Mall which was extended in January 2018.

(2)
The timing of the payments of these amounts is uncertain. We expect that more than half of such payments will be made prior to December 31, 2018, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2016:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East(1)	$8.3	LIBOR plus 2.85%	February 2021

2017 Activity:
October	Lehigh Valley Mall(2)(3)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.3 million.

(2)
The proceeds were used to repay the existing $124.6 million mortgage loan plus accrued interest. We own a 50% partnership interest in Lehigh Valley Mall and our share of this mortgage loan is $100.0 million.

(3)
We received $35.3 million of proceeds as a distribution in connection with the financing. In connection with this new mortgage loan financing, the unconsolidated entity recorded $3.1 million of prepayment penalty and accelerated the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017.

Interest Rate Derivative Agreements
As of December 31, 2017, we had entered into 30 interest rate swap agreements with a weighted average interest swap rate of 1.35% on a notional amount of $749.6 million maturing on various dates through December 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable rate long term debt. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

As of December 31, 2017, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was less than $0.1 million. The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.
CASH FLOWS
Net cash provided by operating activities totaled $136.4 million for 2017 compared to $147.6 million for 2016 and $135.7 million for 2015. The decrease in cash from operating activities in 2017 was primarily due to a decrease in net operating income as a result of property sales. The increase in cash from operating activities in 2016 was primarily due to a decrease in cash paid for interest.
Cash flows used in investing activities were $98.3 million for 2017 compared to cash flows provided by investing activities of $2.0 million for 2016 and cash flows used in investing activities of $379.1 million for 2015.
Investing activities in 2017 included investment in construction in progress of $116.6 million, investments in partnerships of $73.4 million (primarily at Fashion District Philadelphia) and real estate improvements of $51.9 million (primarily related to ongoing improvements at our properties), partially offset by $77.8 million of proceeds from sales of Logan Valley Mall, Beaver Valley Mall, Crossroads Mall and two non operating parcels, $35.2 million of distributions of refinancing proceeds from Lehigh Valley Mall, and $30.3 million of proceeds from the sale of 801 Market Street by the Fashion District Philadelphia joint venture.
Investing activities for 2016 included proceeds totaling $154.8 million from the sale of seven operating properties and two outparcels, partially offset by investment in construction in progress of $88.2 million and real estate improvements of $49.9 million, primarily related to tenant allowances, recurring capital expenditures and ongoing improvements at our properties.

Investing activities for 2015 included $320.0 million used in acquiring Springfield Town Center, investment in construction in progress of $30.7 million and real estate improvements of $52.8 million, offset by aggregate proceeds from sales of real estate investments totaling $53.0 million.
Cash flows used in financing activities were $32.6 million for 2017 compared to cash flows used in financing activities of $162.6 million for 2016 and cash flows provided by financing activities of $225.9 million for 2015.
Cash flows provided by financing activities for 2017 included $286.8 million of proceeds from our 2017 Series C and D Preferred Share offerings and $56.0 million of net borrowings on our 2013 Revolving Facility, partially offset by the mortgage loan repayments of The Mall of Prince Georges of $150.0 million, the Series A Preferred Share redemption of $115.0 million, aggregate dividends and distributions of $93.0 million, and principal installments on mortgage loans of $17.9 million.
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
Cash flows provided by financing activities for 2015 included net borrowing of $215.0 million from our 2013 Revolving Facility, proceeds from mortgage loans of $272.0 million (Willow Grove park, Patrick Henry Mall and Magnolia Mall), $120.0 million of net borrowings from our Term Loans, offset by mortgage loan repayments of $272.7 million (Willow Grove Park, Patrick Henry Mall and Francis Scott Key Mall), dividends and distributions of $79.6 million, and principal installments on mortgage loans of $20.8 million.
See note 1 to our consolidated financial statements for details regarding costs capitalized during 2017 and 2016.

COMMITMENTS
As of December 31, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $110.4 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.
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
COMPETITION AND TENANT CREDIT RISK
Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. We also compete to acquire land for new site development or to acquire parcels or properties to add to our existing properties. Our malls and our other operating properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2017, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. When used, the words “anticipate,” “believe,” “estimate,” “target,” “goal,” ”expect,” “intend.” “may,” “plan,” “project,” “result,” “should,” “will,” and similar expressions, which do not relate solely to historical matters, are intended to identify  forward looking statements. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2017, our consolidated debt portfolio consisted primarily of $1,056.1 million (net of unamortized debt issuance costs) of fixed and variable rate mortgage loans, $150.0 million borrowed under our 2015 5-Year Term Loan, which bore interest at 2.81%, $150.0 million borrowed under our 2014 5-Year Term Loan, which bore interest at a rate of 2.81%, $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 2.81% and $53.0 million borrowed under our 2013 Revolving Facility, which bore interest at a rate of 2.74%.
Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.60% at December 31, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.12% at December 31, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, including balloon payments, of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate (1)
2018	$16,807	4.25%	$123,149	3.61%
2019	$17,837	4.25%	$151,680	2.88%
2020	$45,272	5.03%	$151,680	2.82%
2021	$18,602	4.20%	$429,160	2.89%
2022 and thereafter	$708,252	4.21%	$—	—%

(1)	Based on the weighted average interest rate in effect as of December 31, 2017 and does not include the effect of our interest rate swap derivative instruments as described below.

At December 31, 2017, we had $855.7 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2017, we had entered into 30 interest rate swap agreements with a weighted average interest swap rate of 1.35% on a notional amount of $749.6 million maturing on various dates through December 2021. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long-term debt.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2017 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $50.5 million at December 31, 2017. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $53.1 million at December 31, 2017. Based on the variable rate debt included in our debt portfolio at December 31, 2017 a 100 basis point increase in interest rates would have resulted in an additional $1.1 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $1.1 million annually. Because the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2017, 2016 and 2015, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2017 and 2016, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by our Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

3.7
Fourth Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preferences $25.00 per share, par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated by reference.

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

4.10
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

4.12
Form of share certificate evidencing the 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.3 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated herein by reference.

4.13
Form of share certificate evidencing the 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, filed as Exhibit 4.4 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated herein by reference.

4.14
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

+10.22
Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.23
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.24
Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.25
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.26
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

+10.28
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

+10.30	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

+10.31	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.32	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.33
Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.34
Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.35
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.36	2015-2017 Restricted Share Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

+10.37	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.38
Form of 2016-2018 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

10.39
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.40
Registration Rights Agreement, dated as of April 28, 2003, between PREIT and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.41
Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.42
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.43
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.44
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

10.45
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.46
Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pennsylvania Real Estate Investment Trust on April 1, 2015).

+10.47
PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

+10.48
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

+10.49	Separation of Employment Agreement dated December 21, 2017 between Pennsylvania Real Estate Investment Trust and Bruce Goldman.

10.50	2017-2019 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017 is incorporated by reference.

10.51	Form of 2017-2019 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017 is incorporated by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 16, 2018	By:	/s/ Joseph F. Coradino
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	February 16, 2018
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	February 16, 2018
Robert F. McCadden

/s/ Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	February 16, 2018
Jonathen Bell

/s/ George J. Alburger	Trustee	February 16, 2018
George J. Alburger

/s/ Michael J. DeMarco	Trustee	February 16, 2018
Michael J. De Marco

/s/ Leonard I. Korman	Trustee	February 16, 2018
Leonard I. Korman

/s/ Mark E. Pasquerilla	Trustee	February 16, 2018
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 16, 2018
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 16, 2018
John J. Roberts

/s/ Ronald Rubin	Trustee	February 16, 2018
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued a report on the effectiveness of internal control over financial reporting that is included on page F-3 in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Pennsylvania Real Estate Investment Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 16, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pennsylvania Real Estate Investment Trust:

Opinion on Internal Control Over Financial Reporting
We have audited Pennsylvania Real Estate Investment Trust and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 16, 2018

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2017	December 31, 2016
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,180,212	$3,196,529
Construction in progress	113,609	97,575
Land held for development	5,881	5,910
Total investments in real estate	3,299,702	3,300,014
Accumulated depreciation	(1,111,007)	(1,060,845)
Net investments in real estate	2,188,695	2,239,169
INVESTMENTS IN PARTNERSHIPS, at equity:	216,823	168,608
OTHER ASSETS:
Cash and cash equivalents	15,348	9,803
Tenant and other receivables (net of allowance for doubtful accounts of $7,248 and $6,236 at December 31, 2017 and 2016, respectively)	38,166	39,026
Intangible assets (net of accumulated amortization of $13,117 and $11,064 at December 31, 2017 and 2016, respectively)	17,693	19,746
Deferred costs and other assets, net	112,046	93,800
Assets held for sale	—	46,680
Total assets	$2,588,771	$2,616,832
LIABILITIES:
Mortgage loans payable	$1,056,084	$1,222,859
Term Loans	547,758	397,043
2013 Revolving Facility	53,000	147,000
Tenants’ deposits and deferred rent	11,446	13,262
Distributions in excess of partnership investments	97,868	61,833
Fair value of derivative instruments	20	1,520
Liabilities on assets held for sale	—	2,658
Accrued expenses and other liabilities	61,604	68,251
Total liabilities	1,827,780	1,914,426
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series A Preferred Shares, $.01 par value per share; 25,000 shares authorized at December 31, 2017 and 2016; 4,600 shares issued and outstanding at December 31, 2016	—	46
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2017 and 2016; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at December 31, 2017; liquidation preference of $172,500	69	—
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2017; liquidation preference of $125,000	50	—
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 69,983 issued and outstanding shares at December 31, 2017 and 69,553 shares at December 31, 2016	69,983	69,553
Capital contributed in excess of par	1,663,966	1,481,787
Accumulated other comprehensive loss	7,226	1,622
Distributions in excess of net income	(1,117,290)	(997,789)
Total equity – Pennsylvania Real Estate Investment Trust	624,039	555,254
Noncontrolling interest	136,952	147,152
Total equity	760,991	702,406
Total liabilities and equity	$2,588,771	$2,616,832

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
REVENUE:
Real estate revenue:
Base rent	$230,898	$252,115	$271,957
Expense reimbursements	109,454	118,880	125,505
Percentage rent	4,366	5,245	5,724
Lease termination revenue	2,760	4,460	2,014
Other real estate revenue	14,046	13,897	14,997
Total real estate revenue	361,524	394,597	420,197
Other income	5,966	5,349	5,214
Total revenue	367,490	399,946	425,411
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(111,275)	(124,690)	(133,912)
Utilities	(16,151)	(17,053)	(19,674)
Other	(12,879)	(14,475)	(16,461)
Total property operating expenses	(140,305)	(156,218)	(170,047)
Depreciation and amortization	(128,822)	(126,669)	(142,647)
General and administrative expenses	(36,736)	(35,269)	(34,836)
Provision for employee separation expense	(1,299)	(1,355)	(2,087)
Project costs and other expenses	(768)	(1,700)	(6,108)
Total operating expenses	(307,930)	(321,211)	(355,725)
Interest expense, net	(58,430)	(70,724)	(81,096)
Impairment of assets	(55,793)	(62,603)	(140,318)
Total expenses	(422,153)	(454,538)	(577,139)
Loss before equity in income of partnerships and gains on sales of real estate and non operating real estate	(54,663)	(54,592)	(151,728)
Equity in income of partnerships	14,367	18,477	9,540
Gain on sale of real estate by equity method investee	6,539	—	—
(Losses) gains on sales of real estate, net	(361)	23,022	12,362
Gains on sales of non-operating real estate	1,270	380	259
Net loss	(32,848)	(12,713)	(129,567)
Less: net loss attributed to noncontrolling interest	3,504	1,365	12,884
Net loss attributable to PREIT	(29,344)	(11,348)	(116,683)
Less: preferred share dividends	(27,845)	(15,848)	(15,848)
Less: loss on redemption on preferred shares	(4,103)	—	—
Net loss attributable to PREIT common shareholders	$(61,292)	$(27,196)	$(132,531)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2017	2016	2015
Net loss	$(32,848)	$(12,713)	$(129,567)
Preferred dividends	(27,845)	(15,848)	(15,848)
Loss on redemption of preferred shares	(4,103)	—	—
Noncontrolling interest	3,504	1,365	12,884
Dividends on restricted shares	(372)	(322)	(315)
Net loss used to calculate earnings per share – basic and diluted	$(61,664)	$(27,518)	$(132,846)

Basic and diluted loss per share	$(0.89)	$(0.40)	$(1.93)

(in thousands of shares)
Weighted average shares outstanding – basic	69,364	69,086	68,740
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	69,364	69,086	68,740

(1)
For the years ended December 31, 2017, 2016 and 2015, there are net losses allocable to common shareholders, so the effect of common share equivalents of 93, 191 and 485 for the years ended December 31, 2017, 2016 and 2015, respectively, is excluded from the calculation of diluted (loss) earnings per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Comprehensive loss:
Net loss	$(32,848)	$(12,713)	$(129,567)
Unrealized gain on derivatives	5,415	6,007	690
Amortization of losses on settled swaps, net of gains	859	503	1,337
Total comprehensive loss	(26,574)	(6,203)	(127,540)
Less: Comprehensive loss attributable to noncontrolling interest	2,834	670	12,666
Comprehensive loss attributable to PREIT	$(23,740)	$(5,533)	$(114,874)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2017, 2016 and 2015

		PREIT Shareholders
		Preferred Shares $.01 par				Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C	Series D
January 1, 2015	$844,737	$46	$35	$—	$—	$68,801	$1,474,183	$(6,002)	$(721,605)	$29,279
Net loss	(129,567)	—	—			—	—	—	(116,683)	(12,884)
Other comprehensive income	2,027	—	—	—	—	—	—	1,809	—	218
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	34	675	—	—	(709)
Shares issued under employee compensation plans, net of shares retired	(4,383)	—	—	—	—	362	(4,745)	—	—	—
Amortization of deferred compensation	6,284	—	—	—	—	—	6,284	—	—	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to common shareholders ($0.84 per share)	(58,085)	—	—	—	—	—	—	—	(58,085)	—
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(5,703)	—	—	—	—	—	—	—	—	(5,703)
Noncontrolling interests:
Operating partnership units issued in connection with Springfield Town Center	145,188	—	—	—	—	—	—	—	—	145,188
Other distributions to noncontrolling interest, net	(20)	—	—	—	—	—	—	—	—	(20)
Balance December 31, 2015	784,630	46	35	—	—	69,197	1,476,397	(4,193)	(912,221)	155,369
Net loss	(12,713)	—	—	—	—	—	—	—	(11,348)	(1,365)
Other comprehensive income	6,510	—	—	—	—	—	—	5,815	—	695
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	26	574	—	—	(600)
Shares issued under employee compensation plan, net of shares retired	(889)	—	—	—	—	330	(1,219)	—	—	—
Amortization of deferred compensation	6,035	—	—	—	—	—	6,035	—	—	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to common shareholders ($0.84 per share)	(58,372)	—	—	—	—	—	—	—	(58,372)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,991)	—	—	—	—	—	—	—	—	(6,991)
Other distributions to noncontrolling interest, net	44	—	—	—	—	—	—	—	—	44
Balance December 31, 2016	702,406	46	35	—	—	69,553	1,481,787	1,622	(997,789)	147,152
Net loss	(32,848)	—	—			—	—	—	(29,344)	(3,504)
Other comprehensive income	6,274	—	—	—	—	—	—	5,604	—	670
Preferred shares issued in Series C and D preferred share offerings, net	286,848	—	—	69	50	—	286,729	—	—	—
Preferred Shares redeemed	(115,000)	(46)	—	—	—	—	(110,851)	—	(4,103)	—
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	39	375	—	—	(414)
Shares issued under employee compensation plan, net of shares retired	608	—	—	—	—	391	217	—	—	—
Amortization of deferred compensation	5,709	—	—	—	—	—	5,709	—	—	—
Dividends paid to Series A preferred shareholders ($1.7016 per share)	(7,827)	—	—	—	—	—	—	—	(7,827)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to Series C preferred shareholders ($1.5900 per share)	(10,971)	—	—	—	—	—	—	—	(10,971)	—
Dividends paid to Series D preferred shareholders ($0.4488 per share)	(2,244)	—	—	—	—	—	—	—	(2,244)	—
Dividends paid to common shareholders ($0.84 per share)	(58,651)	—	—	—	—	—	—	—	(58,651)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,970)	—	—	—	—	—	—	—	—	(6,970)
Other distributions to noncontrolling interest, net	18	—	—	—	—	—	—	—	—	18
Balance December 31, 2017	$760,991	$—	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,117,290)	$136,952

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(32,848)	$(12,713)	$(129,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	119,441	125,426	132,347
Amortization	12,057	3,981	12,907
Straight-line rent adjustments	(2,686)	(2,602)	(1,874)
Provision for doubtful accounts	1,763	1,357	2,510
Amortization of deferred compensation	5,709	6,035	6,284
Loss on hedge ineffectiveness	—	143	512
Gain on sales of interests in real estate and non-operating real estate, net	(7,448)	(23,402)	(12,621)
Equity in income of partnerships in excess of distributions	(3,200)	(3,705)	(2,312)
Amortization of historic tax credits	(1,768)	(1,768)	(1,589)
Impairment of assets and expensed project costs	55,793	62,603	140,790
Change in assets and liabilities:
Net change in other assets	(5,652)	4,566	5,337
Net change in other liabilities	(4,752)	(12,312)	(17,063)
Net cash provided by operating activities	136,409	147,609	135,661
Cash flows from investing activities:
Cash proceeds from sales of real estate investments	77,778	154,758	52,956
Proceeds from real estate sold by equity investee	30,265	—	—
Distribution of refinancing proceeds from equity investee	35,221	—	—
Investments in consolidated real estate acquisitions	—	—	(319,986)
Additions to construction in progress	(116,550)	(88,161)	(30,684)
Investments in real estate improvements	(51,949)	(49,942)	(52,790)
Additions to leasehold improvements	(683)	(522)	(486)
Investments in partnerships	(73,434)	(14,910)	(25,046)
Capitalized leasing costs	(6,066)	(6,101)	(6,255)
Increase in cash escrows	1,457	(473)	(1,996)
Cash distributions from partnerships in excess of equity in income	5,682	7,322	5,188
Net cash (used in) provided by investing activities	(98,279)	1,971	(379,099)
Cash flows from financing activities:
Net proceeds from issuance of Series C and D Preferred Shares	286,847	—	—
Redemption of Series A Preferred Shares	(115,000)	—	—
Borrowings from Term Loans	—	—	120,000
Net borrowings from 2013 Revolving Facility	56,000	82,000	215,000
Proceeds from mortgage loans	—	139,000	272,044
Repayment of mortgage loans	(150,000)	(280,327)	(272,650)
Principal installments on mortgage loans	(17,945)	(17,868)	(20,761)
Payment of deferred financing costs	(71)	(3,337)	(3,754)
Common shares issued	2,085	1,288	1,393
Dividends paid to common shareholders	(58,651)	(58,372)	(58,085)
Dividends paid to preferred shareholders	(27,403)	(15,848)	(15,848)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(6,970)	(6,991)	(5,703)
Value of shares issued under equity incentive plans, net of shares retired	(1,477)	(2,177)	(5,776)
Net cash (used in) provided by financing activities	(32,585)	(162,632)	225,860
Net change in cash and cash equivalents	5,545	(13,052)	(17,578)
Cash and cash equivalents, beginning of year	9,803	22,855	40,433
Cash and cash equivalents, end of year	$15,348	$9,803	$22,855

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2017, our portfolio consisted of a total of 29 properties located in 10 states and operating in nine states, including 21 shopping malls, four other retail properties and four development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2018 and stabilize in 2020. Three properties in our portfolio are classified as under development, however we do not currently have any activity occurring at these properties. In 2017, we sold three of our wholly owned mall properties.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2017, held an 89.4% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the Operating Partnership’s partnership agreement, each of its limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2017, the total amount that would have been distributed would have been $98.4 million, which is calculated using our December 31, 2017 closing share price on the New York Stock Exchange of $11.89 multiplied by the number of outstanding OP Units held by limited partners, which was 8,272,636 as of December 31, 2017.
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
The operating partnership meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is also an obligation of the Operating Partnership.

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2017, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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
Statements of Cash Flows
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash and cash equivalents totaled $15.3 million and $9.8 million, respectively, and included tenant security deposits of $2.4 million and $3.1 million, respectively. Cash paid for interest was $55.4 million, $67.9 million and $76.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, net of amounts capitalized of $7.6 million, $3.2 million and $1.9 million, respectively.
Significant Non-Cash Transactions

During 2017, a $150.0 million paydown of the 2013 Revolving Facility was made, which was directly paid from an additional borrowing from our 2014 7-Year Term Loan, and is considered to be a non-cash transaction.

In connection with our acquisition of Springfield Town Center in March 2015, we issued 6,250,000 OP Units with a value of $145.2 million as partial consideration for the purchase.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $309.0 million, $290.0 million and $310.0 million, and aggregate repayments were $403.0 million, $208.0 million and $245.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accrued construction costs decreased by $8.3 million in the year ended December 31, 2017, increased by $13.4 million in the year ended December 31, 2016 and decreased by $1.6 million in the year ended December 31, 2015, representing non-cash changes in construction in progress.
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

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent (recorded on a straight-line basis), percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”) and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.7 million, $2.6 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2017 and 2016 were $25.4 million and $23.7 million, respectively.
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
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2017 and 2016, our tenant accounts receivable included accrued income of $3.1 million and $2.3 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed.
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
If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, net of estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.
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
In determining the estimated undiscounted cash flows of the properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2017 ranged from 5.8% to 13.0%, in 2016 ranged from 5.0% to 10.0% and in 2015 ranged from 4.5% to 15.5%. As further detailed in note 2, in 2017, 2016 and 2015, as a result of our analysis, we determined that four, five and seven properties, respectively, had incurred impairment of assets.

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
We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We have determined the fair value of our properties and the amount of goodwill that is associated with certain of our properties, and we have concluded that goodwill was not impaired as of December 31, 2017. Fair value is determined by applying a capitalization rate to our estimate of projected income at those properties. We also consider qualitative factors such as property sales performance, market position and current and future operating results. This amount is compared to the aggregate of the property basis and the goodwill that has been assigned to that property. If the fair value is less than the property basis and the goodwill, we evaluate whether impairment has occurred.
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
Real Estate Acquisitions
We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and any resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property, the general market conditions in which the property operates and conditions in the economy. The judgment and subjectivity inherent in such assumptions can have a significant effect on the magnitude of the intangible assets or the changes to such assets that we record.

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2017 and 2016 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.
Changes in the carrying amount of goodwill for the three years ended December 31, 2017 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Total
Balance, January 1, 2015	$6,735	$(1,073)	$5,662
Goodwill divested	(137)	—	(137)
Goodwill impaired	(276)	—	(276)
Balance, December 31, 2015	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2016	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2017	$6,322	$(1,073)	$5,249
In 2015, we recognized an impairment loss of goodwill of $0.3 million in connection with the impairment review of Palmer Park Mall. Also in 2015, we divested goodwill of $0.1 million in connection with the sale of Springfield Park (see note 3).
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
We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.
The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2017 and 2016:

(in thousands of dollars)	As of December 31, 2017	As of December 31, 2016
Value of in-place lease intangibles, net	$12,369	$14,369
Above-market lease intangibles, net	75	128
Subtotal	12,444	14,497
Goodwill, net	5,249	5,249
Total intangible assets	$17,693	$19,746
Below-market lease intangibles, net	$(636)	$(901)

Amortization of in-place lease intangibles was $2.0 million, $2.4 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Net amortization of above-market and below-market lease intangibles increased revenue by $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of In-Place Lease Intangibles	Above/(Below) Market Leases, net
2018	1,768	(69)
2019	1,742	(89)
2020	1,708	(109)
2021	1,580	(86)
2022	1,445	(54)
2023+ and thereafter	4,126	(154)
Total	$12,369	$(561)
Assets Classified as Held for Sale
The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the physical condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider operating properties to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet. If we determine that a property no longer meets the held-for-sale criteria, we reclassify the property’s assets and liabilities to their original locations on the consolidated balance sheet and record depreciation and amortization expense for the period that the property was in held-for-sale status.
In June 2017, we determined that Valley View Mall in LaCrosse, Wisconsin met the criteria to classify it as held for sale. Effective December 31, 2017, we determined that it did not meet the held-for-sale criteria because we are no longer actively marketing the property, so we no longer believe that it is likely that we will complete a sale of the property within one year. In the fourth quarter of 2017, we recorded depreciation and amortization expense of $1.0 million for the period that Valley View Mall was classified as held for sale.
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
We capitalize payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, other expenses related to the acquisition are recorded to project costs and other expenses. When it is probable that the property will not be acquired, capitalized pre-acquisition costs are charged to expense.
We capitalize salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Development/Redevelopment:
Salaries and benefits	$1,296	$1,138	$1,001
Real estate taxes	$1,035	$246	$4
Interest	$7,620	$3,191	$1,883
Leasing:
Salaries, commissions and benefits	$6,066	$6,101	$6,255
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
We have a mortgage note receivable secured by Wiregrass Commons Mall in Dothan, Alabama with an outstanding balance of $16.5 million as of December 31, 2017. The note was issued in connection with our 2016 sale of Wiregrass Commons Mall. The note has a fixed interest rate of 6.0% and we recorded $1.0 million and $0.7 million of interest income in the years ended December 31, 2017 and 2016, respectively. We review this note quarterly for impairment purposes and have determined that the current carrying value approximates the fair value of the mortgage loan.
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
The following table summarizes the aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate as of December 31, 2017 and 2016:

(in millions of dollars)	As of December 31, 2017	As of December 31, 2016
Aggregate cost basis for federal income tax purposes	$3,174.7	$3,303.2
Aggregate depreciated basis for federal income tax purposes	$2,284.0	$2,380.8
We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2017, 2016 and 2015, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Ordinary income	$—	$—	$—
Non-dividend distributions	0.84	0.84	0.84
Per-share distributions	$0.84	$0.84	$0.84
The per share distributions paid to Series A, Series B, Series C and Series D preferred shareholders had the following components for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Series A Preferred Share Dividends
Ordinary income	$—	$—	$—
Non-dividend distributions	1.70	2.06	2.06
	$1.70	$2.06	$2.06

Series B Preferred Share Dividends
Ordinary income	$—	$—	$—
Non-dividend distributions	1.84	1.84	1.84
	$1.84	$1.84	$1.84

Series C Preferred Share Dividends
Ordinary income	$—	$—	$—
Non-dividend distributions	1.59	—	—
	$1.59	$—	$—

Series D Preferred Share Dividends
Ordinary income	$—	$—	$—
Non-dividend distributions	0.45	—	—
	$0.45	$—	$—
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
PRI is subject to federal, state and local income taxes. We had a nominal federal income tax provision in the year ended December 31, 2017, and no provision or benefit for federal or state income taxes in the years ended, December 31, 2016 and 2015. We had net deferred tax assets of $18.0 million and $25.6 million for the years ended December 31, 2017 and 2016, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized because we anticipate that the net operating losses that we have historically experienced at our taxable REIT subsidiaries will continue to occur. The deferred tax assets were remeasured for the year ended December 31, 2017 to account for the tax provisions in H.R. 1, which was signed into law on December 22, 2017. We believe this reassessment to be the final adjustment to these amounts in connection with the passage of H. R.1.

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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2017, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
New Accounting Developments

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect that future property acquisitions will generally qualify as asset acquisitions under the standard, which requires the capitalization of acquisition costs to the underlying assets. The Company adopted this new guidance effective January 1, 2017. This new guidance did not have a significant impact on our financial statements.

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted this standard effective January 1, 2018.  The adoption of ASU No. 2016-18 will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption.

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The standard requires the use of the retrospective transition method. The Company adopted this guidance effective January 1, 2017. This new guidance did not have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows. The Company adopted this guidance effective January 1, 2017. This new guidance did not have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet. Leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Substantially all of our revenue and the revenues of our equity method investments are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, particularly those that relate to consideration from non-lease components, including fixed common area maintenance arrangements, may be affected. Upon adoption of ASU 2016-02, consideration related to these non-lease components will be accounted for using the guidance in ASU 2014-09. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02; such costs totaled approximately $5.3 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively. We will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach required by the standard. We are currently evaluating the ultimate impact that the adoption of the new standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No 2016-08, which updates Topic 606 to clarify principal versus agent considerations (reporting revenue gross versus net). The types of our revenues that will be impacted by the new standard include management, development and leasing fee revenues for services performed for third-party owned properties and for certain of our joint ventures, , and certain billings to tenants for reimbursement of property operating expenses and marketing expenses. We expect that the amount and timing of the revenues that are impacted by this standard will be generally consistent with our current measurement and pattern of recognition. We do not expect the adoption of this new standard to have a significant impact on our consolidated financial statements. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. We adopted the standard effective January 1, 2018 using the modified retrospective approach, which requires a cumulative adjustment as of the date of the adoption, if applicable. We did not record any such cumulative adjustment in connection with the implementation of the new pronouncement.

In February 2017, the FASB issued ASU 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance. ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The Company adopted this new guidance effective January 1, 2018. We do not expect this new guidance to have a significant impact on our financial statements other than in future partial sale transactions, should they occur.

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2017 and 2016 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2017	2016
Buildings, improvements and construction in progress	$2,808,622	$2,794,213
Land, including land held for development	491,080	505,801
Total investments in real estate	3,299,702	3,300,014
Accumulated depreciation	(1,111,007)	(1,060,845)
Net investments in real estate	$2,188,695	$2,239,169

Impairment of Assets
During the years ended December 31, 2017, 2016, and 2015, we recorded asset impairment losses of $55.8 million, $62.6 million and $140.3 million, respectively. Such impairment losses are recorded in “Impairment of assets” for the years ended 2017, 2016 and 2015. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015

Logan Valley Mall	$38,720	$—	$—
Valley View Mall	15,521	—	—
Gainesville land	1,275	—	—
Sunrise Plaza land	226	—	—
White Clay Point land	—	20,786	—
Beaver Valley Mall	—	18,055	—
Washington Crown Center	—	14,117	—
Crossroads Mall	—	9,038	—
Office building located at Voorhees Town Center	—	607	—
Gadsden Mall, New River Valley Mall and Wiregrass Commons Mall	—	—	63,904
Voorhees Town Center	—	—	39,242
Lycoming Mall	—	—	28,345
Uniontown Mall	—	—	7,394
Palmer Park Mall	—	—	1,383
Other	51	—	50
Total Impairment of Assets	$55,793	$62,603	$140,318

Logan Valley Mall

In 2017, we recorded an aggregate loss on impairment of assets on Logan Valley Mall, in Altoona, Pennsylvania of $38.7 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold Logan Valley Mall in August 2017.

Valley View Mall

In 2017, we recorded a loss on impairment of assets on Valley View Mall, in La Crosse, Wisconsin of $15.5 million in connection with our decision to market the property for sale. In connection with this decision, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on an estimated capitalization rate of approximately 12% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions.

Gainesville land

In 2017, we recorded a loss on impairment of assets on a land parcel located in Gainesville, Florida of $1.3 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

Sunrise Plaza land

In 2017, we recorded a loss on impairment of assets on a land parcel located at Sunrise Plaza in Forked River, New Jersey of $0.2 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

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

Beaver Valley Mall

In 2016, we recorded a loss on impairment of assets on Beaver Valley Mall, in Monaca, Pennsylvania of $18.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was classified as “held for sale” as of December 31, 2016. The property was sold in January 2017.

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

Crossroads Mall

In 2016, we recorded a loss on impairment of assets on Crossroads Mall, in Beckley, West Virginia of $9.0 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was classified as “held for sale” as of December 31, 2016. The property was sold in January 2017.

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

Lycoming Mall

In 2015, we recorded aggregate losses on impairment of assets on Lycoming Mall in Pennsdale, Pennsylvania of $28.3 million in connection with negotiations with a prospective buyer of the property. In connection with these negotiations, we determined that the holding period for the property was less than had been previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible asset impairment at this property. Based upon the initial purchase and sale agreement with the prospective buyer of the property, as well as a subsequent purchase and sale agreement, we determined that the estimated undiscounted cash flows, net of estimated capital expenditures, for Lycoming Mall were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in March 2016.

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

Acquisitions

In 2017, we purchased vacant anchor stores from Macy’s located at Moorestown Mall, Valley View Mall and Valley Mall for an aggregate of $13.9 million. We executed a lease with a replacement tenant for the Valley View Mall location and this tenant opened in September 2017. We also have replacement tenants for the Moorestown Mall and Valley Mall former anchors and currently have redevelopment activities at these locations.

In connection with the March 2015 acquisition of Springfield Town Center, the previous owner of the property is potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which will be calculated as of March 31, 2018. As of December 31, 2017, the estimated value of the Earnout is zero.

Dispositions
The table below presents our dispositions since January 1, 2015. Proceeds from property sales were used for general corporate purposes, repayment of mortgage loans that secured the properties (if applicable) and repayment of then-outstanding amounts on our Credit Agreements (see note 4), unless otherwise noted.

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—
August	Logan Valley Mall, Altoona, Pennsylvania	Mall	16.5%	33.2	—

2016 Activity:
February	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
March	Gadsden Mall, Gadsden, Alabama; New River Valley Mall, Christiansburg, Virginia; and Wiregrass Commons Mall, Dothan, Alabama(1)	Three Malls (single combined transaction)	17.4%	66.0	1.6
	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	26.4	0.3
June	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail	3.2%	45.0	20.3
August	Washington Crown Center, Washington, Pennsylvania	Mall	14.5%	20.0	(0.1)

2015 Activity:
August	Uniontown Mall, Uniontown, Pennsylvania	Mall	17.5%	23.0	—
October	Voorhees Town Center, Voorhees, New Jersey	Mall	10.3%	13.4	—

(1)
In connection with this transaction, we issued a mortgage loan to the buyer for $17.0 million, which is recorded in “Deferred costs and other assets, net” on our consolidated balance sheet. The mortgage loan is secured by Wiregrass Commons Mall, bears interest at a fixed rate of 6.00% per annum and has a maturity of April 2026. As of December 31, 2017, the balance of the mortgage loan was $16.5 million.

Dispositions – Other Activity

In 2017, we sold three non operating parcels located at Beaver Valley Mall, Exton Square Mall and Valley Mall for an aggregate of $6.4 million and recorded aggregate gains of $1.3 million on these parcels.

In 2016, we sold an office building adjacent to Voorhees Town Center, three non operating parcels and one operating parcel located at Beaver Valley Mall, Francis Scott Key Mall, Monroe Retail Center and Sunrise Plaza for aggregate of $9.3 million, and recorded aggregate gains of $0.9 million.

In 2015, we sold two operating parcels and one non operating parcel for an aggregate sales price of $5.1 million. We recorded net gains on sales of real estate of $0.6 million on these transactions.

Development Activities
As of December 31, 2017 and 2016, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2017 and 2016:

	As of December 31,
(in thousands of dollars)	2017	2016
Construction in progress	$113,609	$97,575
Land held for development	5,881	5,910
Deferred costs and other assets	2,182	2,752
Total capitalized construction and development activities	$121,672	$106,237
3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2017 and 2016:

	As of December 31,
(in thousands of dollars)	2017	2016
ASSETS:
Investments in real estate, at cost:
Retail properties	$612,689	$649,960
Construction in progress	293,102	160,699
Total investments in real estate	905,791	810,659
Accumulated depreciation	(202,424)	(207,987)
Net investments in real estate	703,367	602,672
Cash and cash equivalents	26,158	27,643
Deferred costs and other assets, net	34,345	37,705
Total assets	763,870	668,020
LIABILITIES AND PARTNERS’ EQUITY:
Mortgage loans	513,139	445,224
Other liabilities	37,971	23,945
Total liabilities	551,110	469,169
Net equity	212,760	198,851
Partners’ share	106,886	101,045
Company’s share	105,874	97,806
Excess investment(1)	13,081	8,969
Net investments and advances	$118,955	$106,775

Investment in partnerships, at equity	$216,823	$168,608
Distributions in excess of partnership investments	(97,868)	(61,833)
Net investments and advances	$118,955	$106,775

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
Real estate revenue	$115,118	$117,912	$105,813
Expenses:
Property operating expenses	(33,273)	(33,597)	(39,134)
Interest expense	(25,251)	(21,573)	(21,021)
Depreciation and amortization	(24,872)	(23,326)	(25,718)
Total expenses	(83,396)	(78,496)	(85,873)
Net income	31,722	39,416	19,940
Less: Partners’ share	(17,607)	(21,137)	(10,128)
Company’s share	14,115	18,279	9,812
Amortization of excess investment	252	198	(272)
Equity in income of partnerships	$14,367	$18,477	$9,540

Dispositions

In September 2017, a partnership in which we hold a 50% ownership share sold its condominium interest in 801 Market Street in Philadelphia, Pennsylvania for $61.5 million. The partnership recorded a gain on sale of $13.1 million, of which our share is $6.5 million. The partnership distributed to us proceeds of $30.3 million in connection with this transaction in September 2017, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

In July 2015, we sold our entire 50% interests in the Springfield Park shopping center in Springfield, Pennsylvania for $20.2 million, representing a capitalization rate of 7.0%, and recognized a gain of $12.0 million. In connection with our interest in the property, we had an ongoing obligation to sublet approximately 10,100 square feet of space at the property, which we transferred as part of the transaction. In connection with the sale, a mortgage loan of approximately $9.0 million, of which our share was 50%, was assumed by the buyer of our interests. We divested $0.1 million of goodwill in connection with this transaction. We used the net proceeds from the transaction for general corporate purposes. See note 10 regarding the related party aspect of this transaction.
Term Loan
In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The initial draw on the FDP Term Loan was $150.0 million, and we received $73.0 million as a distribution of our share of the draw in January 2018. The project intends to withdraw the remaining $100.0 million available under the FDP Term Loan during 2018 to fund capital expenditures for this redevelopment project.

Mortgage Loans of Unconsolidated Properties
Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2025. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.06% to 5.56% and had a weighted average interest rate of 4.56% at December 31, 2017. The balances of the variable interest rate mortgage loans have interest rates that range from 2.76% to 4.19% and had a weighted average interest rate of 2.95% at December 31, 2017. The weighted average interest rate of all unconsolidated mortgage loans was 4.39% at December 31, 2017. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2018	$3,798	$24,232	$28,030	$99,650
2019	4,107	—	4,107	8,215
2020	4,287	79,789	84,076	168,151
2021	4,040	38,160	42,200	84,401
2022	3,738	—	3,738	7,476
2023 and thereafter	13,720	59,801	73,521	147,040
Total principal payments	$33,690	$201,982	$235,672	514,933
Less: Unamortized debt issuance costs				1,794
Carrying value of mortgage notes payable				$513,139

The following table presents the mortgage loans secured by the unconsolidated properties entered into since January 1, 2016:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East(1)	$8.3	LIBOR plus 2.85%	February 2021

2017 Activity:
October	Lehigh Valley Mall(2)(3)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.3 million.

(2)
The proceeds were used to repay the existing $124.6 million mortgage loan plus accrued interest. We own a 50% partnership interest in Lehigh Valley Mall and our share of this mortgage loan is $100.0 million.

(3)
We received $35.3 million of proceeds as a distribution in connection with the financing. In connection with this new mortgage loan financing, the unconsolidated entity recorded $3.1 million of prepayment penalty and accelerated the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017.

Significant Unconsolidated Subsidiary

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which met the definition of a significant unconsolidated subsidiary in the year ended December 31, 2016. Lehigh Valley Mall did not meet the definition of a significant subsidiary as of or for the years ended December 31, 2017 or 2015. Summarized financial information as of or for the years ended December 31, 2017, 2016 and 2015 for this property, which is accounted for by the equity method, is as follows:

	As of or for the years ended December 31,
(in thousands of dollars)	2017	2016	2015
Total assets	$43,850	$49,264	$49,919
Mortgage payable	199,451	126,520	128,883
Revenue	34,945	36,923	36,497
Property operating expenses	9,038	8,659	9,599
Interest expense	10,907	7,570	7,708
Net income	11,389	17,264	15,844
PREIT’s share of equity in income of partnership	5,695	8,632	7,922

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

As of December 31, 2017, the Company had borrowed $550.0 million under the Term Loans and $53.0 million under the 2013 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet includes $2.2 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from the Company’s remaining unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to the Company as of December 31, 2017 was $144.5 million. Following the $53.0 million repayment of the 2013 Revolving Facility in January 2018, the maximum unsecured amount that is available to be borrowed by the Company under the Credit Agreements is $197.5 million.
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2017, 2016 and 2015 was as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2017	2016	2015
2013 Revolving Facility:
Interest expense	$2,463	$3,209	$2,914
Deferred financing amortization	796	795	1,187
Accelerated financing fee	—	—	193

Term Loans:
Interest expense	14,935	12,262	8,965
Deferred financing amortization	759	619	396
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

Pursuant to the June 2015 amendment, the initial maturity of the 2013 Revolving Facility is June 26, 2018, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively. We expect to exercise the first of these one-year extension options or negotiate an extension of the maturity date during the first half of 2018.

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

In June 2016, the Borrower entered into an Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment increased potential borrowing under the 2014 7-Year Term Loan from $100.0 million to $250.0 million, and expanded the accordion feature of the 2014 7-Year Term Loan from up to $200.0 million to up to $400.0 million. Among other things, the Amendment lowered the interest rates in the applicable pricing grid and extended the maturity date from January 7, 2021 to December 29, 2021. Pursuant to the Amendment, amounts borrowed under the 2014 7-Year Term Loan bear interest at a rate between 1.35% and 1.90% per annum, depending on PREIT’s leverage, in excess of LIBOR, which is a reduction from the former range of 1.80% to 2.35%.

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

		Applicable Margin (above LIBOR)
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility	2014 7-Year Term Loan	2014 5-Year Term Loan	2015 5-Year Term Loan
1	Less than 0.450 to 1.00	1.20%	1.35%	1.35%	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00 (1)	1.25%	1.45%	1.45%	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	1.60%	1.60%	1.60%
4	Equal to or greater than 0.550 to 1.00	1.55%	1.90%	1.90%	1.90%

(1) The rate in effect at December 31, 2017.

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

These covenants and restrictions limit PREIT’s ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. As of December 31, 2017, the Borrower was in compliance with all such financial covenants.

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

Consolidated Mortgage Loans
Our consolidated mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2017. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.60% at December 31, 2017. The weighted average interest rate of all consolidated mortgage loans was 4.12% at December 31, 2017. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2017:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments		Total
2018	$18,487	$68,469	(1)	$86,956
2019	19,517	—		19,517
2020	19,791	27,161		46,952
2021	19,162	178,600		197,762
2022	14,163	410,739		424,902
2023 and thereafter	18,705	264,645		283,350
Total principal payments	$109,825	$949,614		1,059,439
Less: Unamortized debt issuance costs				3,355
Carrying value of mortgage notes payable				$1,056,084
(1) This balloon payments represents the principal balance of a mortgage loan that is secured by Francis Scott Key Mall, in Frederick, Maryland, which was refinanced in January 2018 (see below).
The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2017 and 2016 are as follows:

	2017		2016
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Consolidated mortgage loans (1)	$1,056.1	$1,029.7	$1,222.9	$1,189.6
(1)The carrying value of consolidated mortgage loans has been reduced by unamortized debt issuance costs of $3.4 million and $4.5 million as of December 31, 2017 and 2016, respectively.
The consolidated mortgage loans contain various customary default provisions. As of December 31, 2017, we were not in default on any of the consolidated mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2016 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key(1)	$68.5	LIBOR plus 2.60%	January 19, 2022

2016 Activity:
March	Viewmont Mall(2)	9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall(3)	130.0	LIBOR plus 2.00%	April 2021

(1)	The $68.5 million mortgage loan’s maturity date was extended to January 2022, and has a one-year extension option that would further extend the maturity date to January 2023.

(2)	The mortgage was increased by $9.0 million to $57.0 million, and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(3)
The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan plus accrued interest. Interest only payments.

Other Mortgage Loan Activity

In March 2017, we repaid a $150.6 million mortgage loan plus accrued interest secured by The Mall at Prince Georges in Hyattsville, Maryland using $110.0 million from our 2013 Revolving Facility and the balance from available working capital.

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

5. EQUITY OFFERINGS

Preferred Share Offerings

In January 2017, we issued 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C
Preferred Shares”) in a public offering at $25.00 per share. We received net proceeds from the offering of approximately $166.3 million after deducting payment of the underwriting discount of $5.4 million ($0.7875 per Series C Preferred Share) and offering expenses of $0.8 million. We used a portion of the net proceeds from this offering to repay all $117.0 million of then-outstanding borrowings under the 2013 Revolving Facility.

In September and October 2017, we issued an aggregate of 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) in a public offering at $25.00 per share, including 200,000 shares that were issued pursuant to the underwriter’s exercise of an overallotment option. We received aggregate net proceeds from the offering of approximately $120.5 million after deducting payment of the underwriting discount of $4.0 million ($0.7875 per Series D Preferred Share) and offering expenses of $0.5 million. We used the net proceeds from the offering of our Series D Preferred Shares to redeem all of our then outstanding 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares (the “Series A Preferred Shares”) and for general corporate purposes.

We may not redeem the Series C Preferred Shares and the Series D Preferred Shares before January 27, 2022 and September 15, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series C Preferred Shares and Series D Preferred Shares. On and after January 27, 2022 for the Series C Preferred Shares and September 15, 2022 for the Series D Preferred Shares, we may redeem any or all of the Series C Preferred Shares or Series D Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares or Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred, at $25.00 per share plus any accrued and unpaid dividends. The Series C Preferred Shares and Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption provisions, and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Preferred Share Redemption

On October 12, 2017 (the “Redemption Date”), the Company redeemed all 4,600,000 of its Series A Preferred Shares remaining issued and outstanding as of the Redemption Date, for $115.0 million (the redemption price of $25.00 per share) plus accrued and unpaid dividends of $0.7 million (the amount equal to all accrued and unpaid dividends on the Series A Preferred Shares (whether or not declared) from September 15, 2017 up to but excluding the Redemption Date). The Series A Preferred Shares were initially issued in April 2012. As a result of this redemption, the $4.1 million excess of the redemption price over the carrying amount of the Series A Preferred Shares was deducted from Net income (loss) attributed to PREIT common shareholders in the fourth quarter of 2017.

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
Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on our corresponding debt. During the next twelve months, we estimate that $2.0 million will be reclassified as a decrease to interest expense in connection with derivatives.
Interest Rate Swaps
As of December 31, 2017, we had entered into 30 interest rate swap agreements with a weighted average interest swap rate of 1.35% on a notional amount of $749.6 million maturing on various dates through December 2021, and one forward starting interest rate swap agreement with a base interest rate of 1.42% on a notional amount of $48.0 million, which became effective starting January 2018 and will mature in February 2021. Also in January 2018, we entered into an interest rate swap agreement with an interest swap rate of 2.41% on a notional amount of $64.8 million with an effective date of February 1, 2018 and an expiration date of December 1, 2021.
We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and do so on a quarterly basis. As of December 31, 2017, we considered these interest rate swap agreements to be highly effective as cash flow hedges. The interest rate swap agreements are net settled monthly.

In the years ended December 31, 2016 and 2015, we recorded net losses on hedge ineffectiveness of $0.1 million and $0.5 million, respectively.

In 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a net loss on hedge ineffectiveness of $0.1 million.

Following our July 2014 repayment of the $25.8 million mortgage loan secured by 801 Market Street, Philadelphia, Pennsylvania, we anticipated that we would not have sufficient 1-month LIBOR based interest payments to meet the entire swap notional amount related to two of our swaps, and we estimated that this condition would exist until approximately March 2015, when we planned to incur variable rate debt as part of the consideration for Springfield Town Center. These swaps, with an aggregate notional amount of $40.0 million, did not qualify for ongoing hedge accounting for the period from July 2014 to March 2015 as a result of the unrealized forecasted transactions. We recognized mark-to-market interest expense on these two swaps of $0.5 million for the period from January 2015 to March 31, 2015.
Accumulated other comprehensive income (loss) as of December 31, 2017 includes a net loss of $0.7 million relating to forward-starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments at December 31, 2017 and 2016. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

(in millions of dollars) Notional Value	Fair Value at December 31, 2017(1)	Fair Value at December 31, 2016(1)	Interest Rate	Effective Date	Maturity Date
Interest Rate Swaps
28.1	N/A	$—	1.38%		January 2, 2017
48.0	$—	(0.1)	1.12%		January 1, 2018
7.6	—	—	1.00%		January 1, 2018
55.0	—	(0.1)	1.12%		January 1, 2018
30.0	—	(0.3)	1.78%		January 2, 2019
25.0	—	0.3	0.7%		January 2, 2019
20.0	—	(0.2)	1.78%		January 2, 2019
20.0	—	(0.2)	1.78%		January 2, 2019
20.0	—	(0.2)	1.79%		January 2, 2019
20.0	—	(0.2)	1.79%		January 2, 2019
20.0	—	(0.2)	1.79%		January 2, 2019
25.0	0.2	0.1	1.16%		January 2, 2019
25.0	0.2	0.1	1.16%		January 2, 2019
25.0	0.2	0.1	1.16%		January 2, 2019
20.0	0.1	—	1.16%		January 2, 2019
20.0	0.4	0.2	1.23%		June 26, 2020
20.0	0.4	0.2	1.23%		June 26, 2020
20.0	0.4	0.2	1.23%		June 26, 2020
20.0	0.4	0.2	1.23%		June 26, 2020
20.0	0.4	0.2	1.24%		June 26, 2020
9.0	0.2	0.2	1.19%		February 1, 2021
35.0	1.1	0.9	1.01%		March 1, 2021
35.0	1.1	0.9	1.02%		March 1, 2021
20.0	0.6	0.5	1.01%		March 1, 2021
20.0	0.6	0.5	1.02%		March 1, 2021
20.0	0.6	0.5	1.02%		March 1, 2021
50.0	0.7	N/A	1.75%		December 29, 2021
25.0	0.3	N/A	1.75%		December 29, 2021
25.0	0.3	N/A	1.75%		December 29, 2021
25.0	0.3	N/A	1.75%		December 29, 2021
25.0	0.3	N/A	1.75%		December 29, 2021

Forward Starting Swap
48.0	0.9	N/A	1.42%	January 2, 2018	February 1, 2021
	$9.7	$3.6

(1)
As of December 31, 2017 and December 31, 2016, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy and we do not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,			Consolidated Statements of Operations Location
	2017	2016	2015
Derivatives in cash flow hedging relationships:
Interest rate products
Gain (loss) recognized in Other Comprehensive Income (Loss) on derivatives	$4.0	$1.5	$(2.4)	N/A
Loss reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)	2.3	5.1	5.0	Interest expense
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	(0.1)	(0.5)	Interest expense
Credit-Risk-Related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of December 31, 2017, we were not in default on any of our derivative obligations.
We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.
As of December 31, 2017, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was less than $0.1 million. If we had breached any of the default provisions in these agreements as of December 31, 2017, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of less than $0.1 million. We had not breached any of these provisions as of December 31, 2017.
7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.9 million, $1.0 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015 respectively.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2017, 2016 and 2015, approximately 38,000, 24,000 and 25,000 shares, respectively, were purchased for total consideration of $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We recorded expense of $0.1 million in each of the years ended December 31, 2017, 2016 and 2015, related to the share purchase plan.

8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2017, we make share based compensation awards using our Second Amended and Restated 2003 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2012 (the “2003 Equity Incentive Plan”). Previously, we maintained five other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.
For the years ended December 31, 2017, 2016 and 2015, we recorded aggregate compensation expense for share based awards of $5.7 million (including a net reversal of $0.2 million of amortization relating to employee separation), $6.0 million (including $0.3 million of accelerated amortization relating to employee separation) and $6.3 million, (including $0.2 million of accelerated amortization related to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2017, 2016 and 2015, we capitalized compensation costs related to share based awards of $0.1 million, $0.2 million, and $0.2 million, respectively
2003 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2003 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 677,384 as of December 31, 2017. The share based awards described in this footnote were all made under the 2003 Equity Incentive Plan.
Restricted Shares
The aggregate fair value of the restricted shares that we granted to our employees in 2017, 2016 and 2015 was $4.0 million, $4.3 million and $4.0 million, respectively. As of December 31, 2017, there was $4.0 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $3.9 million, $3.6 million and $3.7 million, respectively.

A summary of the status of our unvested restricted shares as of December 31, 2017 and changes during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	438,049	$19.11
Shares granted	195,255	23.38
Shares vested	(282,125)	17.12
Shares forfeited	(8,849)	21.32
December 31, 2015	342,330	$23.13
Shares granted	264,989	19.27
Shares vested	(206,480)	20.77
Shares forfeited	(14,427)	19.60
December 31, 2016	386,412	$21.88
Shares granted	336,296	14.95
Shares vested	(238,859)	19.56
Shares forfeited	(34,427)	18.00
December 31, 2017	449,422	$16.85

Restricted Shares Subject to Time Based Vesting
In 2017, 2016 and 2015, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 245,950, 230,429 and 169,131 restricted shares subject to time based vesting to our employees in 2017, 2016 and 2015, respectively. The weighted average grant date fair values of time based restricted shares was $16.43 per share in 2017, $18.67 per share in 2016 and $23.55 per share in 2015. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.9 million (including $0.2 million of accelerated amortization relating to employee separation), $3.3 million (including $0.2 million of accelerated amortization relating to employee separation) and $3.9 million (including $0.2 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2017, 2016 and 2015, respectively.

On January 19, 2018, the Company granted 392,697 time-based restricted shares to employees with a grant date fair value of $4.3 million that vest over periods of two to three years in annual installments.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards to employees as follows (including restricted shares issued in 2018):

(in thousands of dollars) For the Year Ending December 31,	Future Compensation Expense
2018	$3,960
2019	2,776
2020	1,420
2021	151
Total	$8,307

Restricted Share Unit Programs
In 2017, 2016, 2015, 2014 and 2013, our Board of Trustees established the 2017-2019 RSU program, 2016-2018 RSU program, 2015-2017 RSU Program, the 2014-2016 RSU Program, and the 2013-2015 RSU Program, respectively (the “RSU Programs”).
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
The aggregate fair values of the RSU awards in 2017, 2016 and 2015 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2017, 2016 and 2015 by grant date:

(in thousands of dollars, except per share data)	RSUs and assumptions by Grant Date
	February 27, 2017	February 23, 2016	February 24, 2015
RSUs granted	140,490	127,421	94,014
Aggregate fair value of shares granted	$1,620	$1,914	$2,074
Weighted average fair value per share	$11.53	$15.02	$22.06
Volatility	25.8%	25.3%	25.3%
Risk free interest rate	1.42%	0.90%	0.97%
PREIT Stock Beta compared to Dow Jones US Real Estate Index	0.706	1.184	1.221
Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $1.3 million (including a reversal of $0.4 million of amortization relating to employee separation), $1.8 million (including $0.3 million of accelerated amortization relating to employee separation), and $1.8 million of compensation expense related to the RSU Programs for the years ended December 31, 2017, 2016 and 2015, respectively. We will record future aggregate compensation expense of $1.6 million related to the existing awards under the RSU Programs (not including the effect of the 2018 RSUs described below, the valuation for which has not yet been determined) .
For the years ended December 31, 2017 and 2016, no shares were issued from the 2015-2017 and 2014-2016 RSU programs because the required criteria were not met. For the year ended December 31, 2015, the number of shares issued to employees resulting from the measurement of the 2013-2015 RSU program was 134,733.
On January 19, 2018, the Board of Trustees established the 2018-2020 RSU program, and the Company granted 231,227 RSUs to employees (the “2018 RSUs”) with an aggregate fair value of $3.1 million. The 2018 RSUs have a three-year measurement period that ends on December 31, 2020 or a shorter period ending upon the change in control of the Company.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards are made under the 2003 Equity Incentive Plan. We granted a total of 64,358, 34,560, and 26,124 restricted shares subject to time based vesting to our non-employee trustees in 2017, 2016, and 2015, respectively. The aggregate fair value of the restricted shares in 2017, 2016 and 2015 was $0.7 million, $0.8 million and $0.6 million, respectively. We recorded $0.5 million, $0.6 million and $0.6 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $0.6 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. The total fair value of shares granted to non-employee trustees that vested was $0.8 million, $0.8 million, and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. In 2018, we will record compensation expense of $0.6 million in connection with the vesting of existing non-employee trustee restricted share awards.

Options Outstanding
Options, when granted, are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by us, but in no event later than ten years from the grant date. We have six plans under which we have historically granted options. We have not granted any options to our employees since 2003. From 2003 to 2013, we only made option grants to non-employee trustees on the date they became trustees in accordance with past practice (under the 2003 Equity Incentive Plan). No options were granted to non-employee trustees since 2013. In 2013, the Board of Trustees determined that it would no longer grant options to new non-employee trustees. The following table presents the changes in the number of options outstanding from January 1, 2015 through December 31, 2017:

Options outstanding at January 1, 2015	15,000
Options forfeited (weighted average exercise price of $38.00)	(5,000)
Options outstanding at December 31, 2015	10,000
Options forfeited	—
Options outstanding at December 31, 2016	10,000
Options forfeited	—
Options outstanding at December 31, 2017(1)	10,000
Outstanding exercisable options at December 31, 2017
Options	10,000
Average exercise price per share	$16.63
Aggregate exercise price(2)	$166
Intrinsic value of options outstanding(2)	—

(1)	The weighted average remaining contractual life of these outstanding options is 4.86 years (weighted average exercise price of $16.63 per share and an aggregate exercise price of $0.2 million).

(2)	Amounts in thousands of dollars.

The following table summarizes information relating to all options outstanding as of December 31, 2017:

Options Outstanding and Exercisable as of December 31, 2017
Number of Shares	Exercise Price (Per Share)	Weighted Average Remaining Life (Years)
5,000	$12.87	4.4
5,000	$20.40	5.3

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2037. Future minimum rent under noncancelable operating leases with terms greater than one year at our consolidated properties is as follows:

(in thousands of dollars) For the Year Ending December 31,
2018	$191,313
2019	172,239
2020	150,072
2021	131,732
2022	114,916
2023 and thereafter	364,705
$1,124,977
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at Springfield Town Center and at Plymouth Meeting Mall. Total amounts expensed relating to such leases were $2.5 million, $2.4 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We account for ground rent and operating lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2018	$2,075	$1,021
2019	1,762	1,184
2020	346	1,384
2021	149	1,584
2022	15	1,584
2023 and thereafter	—	42,300
	$4,347	$49,057
10. RELATED PARTY TRANSACTIONS
General
In 2016 and 2015, we provided management, leasing and development services for properties owned by partnerships and other entities in which certain of our officers or current or former trustees or members of their immediate family and affiliated entities have indirect ownership interests. As of December 31, 2016, we no longer manage any of these properties. Total revenue earned by PRI for such services was $0.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

Office Lease
We lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2017, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $110.4 million in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of December 31, 2017, we expect to meet this obligation.
Employment Agreements
Two officers of the Company currently have employment agreements with terms that renew automatically each year for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2017 of $1.2 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.
Provision for Employee Separation Expense

We recorded $1.3 million, $1.4 million and $2.1 million of employee separation expense in 2017, 2016 and 2015, respectively, in connection with the termination of certain employees. As of December 31, 2017, $1.1 million of these amounts were accrued and unpaid.
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
There were no other tax protection agreements in effect as of December 31, 2017.
12. HISTORIC TAX CREDITS
In the second quarter of 2012, we closed a transaction with a Counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). The Project has two stages of development. The Counterparty contributed a total of $5.5 million of equity to the first stage of the project through December 31, 2013, and $5.8 million to the second stage of the project through September 30, 2014, and we recorded these contributions in “Accrued expenses and other liabilities” as of December 31, 2014. In exchange for its contributions into the Project, the Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Counterparty does not have a material interest in the underlying economics of the Project. The transaction also includes a put/call option whereby we might be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project at a stated value of $1.7 million. We believe that the put option will be exercised by the Counterparty, and an amount attributed to that option is included in the recorded balance of “Accrued expenses and other liabilities.”
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
The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code of 1986, as amended, beginning one year after the completion of the Project, of which the first stage was completed in the second quarter of 2012, and the second stage was completed in the second quarter of 2013. Our obligation to the Counterparty with respect to the tax credits is ratably relieved annually in the third quarter of each year, upon the expiration of each portion of the recapture period and the satisfaction of other revenue recognition criteria. In each of the third quarters of 2017, 2016 and 2015, we recognized $0.9 million, related to the fifth (and final), fourth and third recapture periods of the first stage, and $1.0 million $1.0 million and $1.2 million and $1.0 million, respectively, related to the fourth, third and second recapture periods of the second stage, of the contribution received from the Counterparty, as “Other income” in the consolidated statements of operations. We also recorded $0.2 million, $0.2 million and $0.3 million of priority returns earned by the Counterparty during each of the third quarters 2017, 2016 and 2015, respectively.

In aggregate, we recorded net income of $1.8 million to “Other income” in each of the consolidated statements of operations in connection with the Project in 2017, 2016 and 2015, respectively. Pursuant to terms customarily found in such agreements, we have agreed to indemnify the Counterparty for its contributions, penalties and interest in the event all or a portion of the historic tax credits are disallowed.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$89,264	$89,250	$89,211	$99,765	$367,490
Net (loss) income(2)(3)	(486)	(53,277)	12,300	8,615	(32,848)
Net (loss attributable) income available to PREIT(2)(3)	(434)	(47,608)	10,995	7,703	(29,344)
Basic and diluted (loss) earnings per share	(0.10)	(0.79)	0.05	(0.05)	(0.89)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$101,972	$94,253	$98,860	$104,861	$399,946
Net income (loss)(2)(3)	1,929	9,169	2,916	(26,727)	(12,713)
Net income (loss) attributable to PREIT(3)	1,721	8,187	2,604	(23,860)	(11,348)
Basic and diluted (loss) earnings per share	(0.03)	0.06	(0.02)	(0.40)	(0.40)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)
Includes impairment losses of $53.9 million (2nd Quarter 2017), $1.8 million (3rd Quarter 2017), $0.1 million (4th Quarter 2017), $0.6 million (1st Quarter 2016), $14.1 million (2nd Quarter 2016), $9.9 million (3rd Quarter 2016) and $38.0 million (4th Quarter 2016).

(3)
Includes gains on sales of interests in real estate by equity method investee of $6.7 million (3rd Quarter 2017), adjustment to gain of equity method investee of $0.2 million (4th Quarter 2017), gains on sale of interests in real estate of $2.0 million (1st Quarter 2016), $20.9 million (2nd Quarter 2016) and gains on sales of non operating real estate of $0.8 million (4th Quarter 2017).

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2017

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance(1)	Date of Acquisition/ Construction	Life of Depre- ciation

Capital City Mall	$11,642	$65,575	$49,835	$11,684	$115,368	$43,437	$59,980	2003	40
Cherry Hill Mall	29,938	185,611	264,074	48,608	431,015	229,299	281,237	2003	40
Cumberland Mall	8,711	43,889	29,885	9,842	72,643	25,478	45,205	2005	40
Dartmouth Mall	7,015	28,328	40,919	7,004	69,258	37,209	61,125	1998	40
Exton Square Mall	21,460	121,326	45,127	26,299	161,614	53,683	—	2003	40
Francis Scott Key Mall	9,786	47,526	42,545	9,440	90,417	37,827	68,469	2003	40
Jacksonville Mall	9,974	47,802	29,759	9,974	77,561	35,988	—	2003	40
Magnolia Mall	9,279	44,165	44,663	15,933	82,174	44,339	—	1998	40
Monroe Land	1,177	—	—	1,177	—	—	—	2006	10
Moorestown Mall	11,368	62,995	87,548	11,368	150,543	58,869	—	2003	40
Patrick Henry Mall	16,075	86,643	51,380	16,397	137,701	65,052	92,398	2003	40
Plymouth Meeting Mall	29,265	58,388	109,234	29,958	166,929	81,344	—	2003	40
The Mall at Prince Georges	13,065	57,686	56,723	13,066	114,408	54,591	—	1998	40
Springfield Town Center	119,912	353,551	17,547	119,912	371,098	36,204	—	2015	40
Springhills land	21,555	9,827	(13,428)	17,834	120	—	—	2006	N/A
Sunrise Plaza land	395	—	(29)	366	—	—	—	2005	N/A
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	13,187	60,658	50,800	15,591	109,054	43,131	—	2003	40
Valley View Mall	9,880	46,817	(2,144)	9,077	45,476	10,108	28,623	2003	40
Viewmont Mall	12,505	61,519	45,676	12,725	106,975	40,593	57,000	2003	40
Willow Grove Park	26,748	131,189	86,228	36,188	207,977	96,756	163,224	2003	40
White Clay Point land	31,000	11,803	(28,803)	10,914	3,086	—	—	2005	N/A
Woodland Mall	35,540	124,504	73,883	44,196	189,731	69,121	127,200	2005	40
Wyoming Valley Mall	14,153	73,035	31,588	13,302	105,474	47,978	74,978	2003	40
Investment In Real Estate	$463,819	$1,722,837	$1,113,046	$491,080	$2,808,622	$1,111,007	$1,059,439
(1)Represents mortgage principal balances outstanding as of December 31, 2017, and does not include unamortized debt costs with an aggregate balance of $3.4 million.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,174.7 million and $2,284.0 million, respectively, at December 31, 2017 and $3,303.2 million and $2,380.8 million, respectively, at December 31, 2016. The changes in total real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$3,300,014	$3,367,889	$3,285,404
Improvements and development	502,077	116,575	69,486
Acquisitions	2,613	27,234	476,516
Impairment of assets	(89,101)	(74,391)	(195,111)
Dispositions	(402,783)	(61,360)	(71,172)
Write-off of fully depreciated assets	(13,118)	(5,125)	(13,100)
Reclassification to held for sale	—	(70,808)	(184,134)
Balance, end of year	$3,299,702	$3,300,014	$3,367,889
Balance, end of year – held for sale	$—	$70,808	$184,134

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,060,845	$1,015,647	$1,061,051
Depreciation expense	118,485	124,433	131,102
Impairment of assets	(39,264)	(35,998)	(60,461)
Dispositions	(15,941)	(11,538)	(37,519)
Write-off of fully depreciated assets	(13,118)	(5,125)	(13,100)
Reclassification to held for sale	—	(26,574)	(65,426)
Balance, end of year	$1,111,007	$1,060,845	$1,015,647
Balance, end of year – held for sale	$—	$26,574	$—

S-2

Exhibit Index

Exhibit Number	Description

10.49	Separation of Employment Agreement dated December 21, 2017 by and between Pennsylvania Real Estate Investment Trust and Bruce Goldman.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.