Form 10-K/A
period 2017-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2018-03-27
CIK 77281

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

Explanatory Note

Pennsylvania Real Estate Investment Trust (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed on February 16, 2018 (the “Original 10-K”). We are filing this Amendment solely to amend Item 15 of Part IV of the Original 10-K to include the separate consolidated financial statements of Lehigh Valley Associates and Subsidiary ("Associates") as required by Rule 3-09 under Regulation S-X (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because they were not available at the time of its filing. Associates is the owner of a substantial portion of Lehigh Valley Mall (the "Mall") in Allentown, Pennsylvania. The Company owns a 50% interest in Associates, which is not consolidated for financial reporting purposes. Associates met the criteria of a significant subsidiary under Rule 3-09 for the years ended December 31, 2016 and 2015. The Rule 3-09 financial statements include an unaudited consolidated balance sheet of Associates as of December 31, 2017 and the related unaudited consolidated statements of operations, partners' deficit and statements of cash flows for the year ended December 31, 2017 (see Exhibit 99.1), and audited consolidated balance sheets of Associates as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners' deficit and statements of cash flows for each of the three years in the period ended December 31, 2016 (see Exhibit 99.2).

This Amendment only amends Item 15 of the Original 10-K, and does not amend or modify any of the other information included in the Original 10-K, nor does it modify or update any information included in the Original 10-K to reflect any events, developments or results that occurred subsequent to February 16, 2018. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

The financial statements of Associates required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 and Exhibit 99.2 to this Amendment.

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

(3) Exhibits

The following exhibits are filed as part of this Amendment or are hereby incorporated by reference to exhibits previously filed with the SEC:

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

10.3
First Amendment to Credit Agreement dated December 24, 2013 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.6 to PREIT's Annual report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

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

10.23
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

10.24
Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

10.25
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

10.26
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Mario C. Ventresca, Jr., filed as Exhibit 10.29 to PREIT’s Annual Report on form 10-K filed on February 26, 2016, is incorporated herein by reference.

10.27
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

10.29
Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman, filed as Exhibit 10.73 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

10.30	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2010, is incorporated herein by reference.

10.31	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

10.32	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

10.33
Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.34
Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004 , is incorporated herein by reference.

10.35
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

10.36	2015-2017 Restricted Share Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2015, is incorporated herein by reference.

10.37	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

10.38
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

10.47
PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

10.48
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

10.49	Separation of Employment Agreement dated December 21, 2017 between Pennsylvania Real Estate Investment Trust and Bruce Goldman.

10.50	2017-2019 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017 is incorporated by reference.

10.51	Form of 2017-2019 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017 is incorporated by reference.

21**	Direct and Indirect Subsidiaries of the Registrant.

23.1**	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst & Young LLP (Independent Registered Public Accounting Firm).

24**	Power of Attorney (included on signature page to the Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2017 and for the year ended December 31, 2017

99.2*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016

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
* Filed herewith.
** Filed with PREIT's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 16, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 27, 2018	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Officer

Exhibit Index
The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

23.2*	Consent of Ernst and Young LLP (Independent Auditors).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2017, and for the year ended December 31, 2017.

99.2*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016.
___________________
* Filed herewith.