Form 10-Q
period 2018-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2018-05-04
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Common shares of beneficial interest, $1.00 par value per share, outstanding at April 30, 2018: 70,354,111

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,193,444	$3,180,212
Construction in progress	113,015	113,609
Land held for development	5,881	5,881
Total investments in real estate	3,312,340	3,299,702
Accumulated depreciation	(1,141,914)	(1,111,007)
Net investments in real estate	2,170,426	2,188,695
INVESTMENTS IN PARTNERSHIPS, at equity:	90,188	216,823
OTHER ASSETS:
Cash and cash equivalents	89,213	15,348
Tenant and other receivables (net of allowance for doubtful accounts of $8,107 and $7,248 at March 31, 2018 and December 31, 2017, respectively)	35,671	38,166
Intangible assets (net of accumulated amortization of $13,795 and $13,117 at March 31, 2018 and December 31, 2017, respectively)	17,015	17,693
Deferred costs and other assets, net	114,332	112,046
Total assets	$2,516,845	$2,588,771
LIABILITIES:
Mortgage loans payable, net	$1,062,070	$1,056,084
Term Loans, net	547,949	547,758
Revolving Facility	—	53,000
Tenants’ deposits and deferred rent	13,345	11,446
Distributions in excess of partnership investments	96,895	97,868
Fair value of derivative liabilities	—	20
Accrued expenses and other liabilities	55,822	61,604
Total liabilities	1,776,081	1,827,780
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 Series B Preferred Shares issued and outstanding at each of March 31, 2018 and December 31, 2017; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 Series C Preferred Shares issued and outstanding at each of March 31, 2018 and December 31, 2017; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 5,000 Series D Preferred Shares issued and outstanding at each of March 31, 2018 and December 31, 2017; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 70,353 and 69,983 issued and outstanding shares at March 31, 2018 and December 31, 2017, respectively	70,353	69,983
Capital contributed in excess of par	1,665,325	1,663,966
Accumulated other comprehensive income	11,788	7,226
Distributions in excess of net income	(1,142,218)	(1,117,290)
Total equity—Pennsylvania Real Estate Investment Trust	605,402	624,039
Noncontrolling interest	135,362	136,952
Total equity	740,764	760,991
Total liabilities and equity	$2,516,845	$2,588,771

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
REVENUE:
Real estate revenue:
Base rent	$55,976	$57,435
Expense reimbursements	27,130	28,097
Percentage rent	95	304
Lease termination revenue	31	481
Other real estate revenue	2,161	2,107
Total real estate revenue	85,393	88,424
Other income	889	840
Total revenue	86,282	89,264
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(29,396)	(29,952)
Utilities	(3,909)	(3,823)
Other property operating expenses	(3,400)	(3,205)
Total property operating expenses	(36,705)	(36,980)
Depreciation and amortization	(34,030)	(31,758)
General and administrative expenses	(10,132)	(9,041)
Project costs and other expenses	(112)	(312)
Total operating expenses	(80,979)	(78,091)
Interest expense, net	(14,901)	(15,338)
Total expenses	(95,880)	(93,429)
Loss before equity in income of partnerships, gain on sale of real estate by equity method investee, adjustment to gains on sales of interests in non operating real estate and losses on sales of interests in real estate, net	(9,598)	(4,165)
Equity in income of partnerships	3,138	3,736
Gain on sale of real estate by equity method investee	2,773	—
Adjustment to gains on sales of interests in non operating real estate	(25)	—
Losses on sales of interests in real estate, net	—	(57)
Net loss	(3,712)	(486)
Less: net loss attributable to noncontrolling interest	394	52
Net loss attributable to PREIT	(3,318)	(434)
Less: preferred share dividends	(6,844)	(6,205)
Net loss attributable to PREIT common shareholders	$(10,162)	$(6,639)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2018	2017
Net loss	$(3,712)	$(486)
Noncontrolling interest	394	52
Preferred share dividends	(6,844)	(6,205)
Dividends on unvested restricted shares	(138)	(97)
Net loss used to calculate loss per share—basic and diluted	$(10,300)	$(6,736)

Basic and diluted loss per share:	$(0.15)	$(0.10)

(in thousands of shares)
Weighted average shares outstanding—basic	69,601	69,218
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	69,601	69,218
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 209 and 109 for the three months ended March 31, 2018 and 2017, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Comprehensive income:
Net loss	$(3,712)	$(486)
Unrealized gain on derivatives	4,828	1,710
Amortization of losses on settled swaps, net of gains	275	125
Total comprehensive income	1,391	1,349
Less: comprehensive income attributable to noncontrolling interest	(147)	(145)
Comprehensive income attributable to PREIT	$1,244	$1,204

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended
March 31, 2018
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D					Non- controlling interest
Balance December 31, 2017	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,117,290)	$136,952
Net loss	(3,712)	—	—	—	—	—	—	(3,318)	(394)
Other comprehensive income	5,103	—	—		—	—	4,562	—	541
Shares issued under employee compensation plans, net of shares retired	(195)	—	—	—	370	(565)	—	—	—
Amortization of deferred compensation	1,924	—	—	—	—	1,924	—	—	—
Distributions paid to common shareholders ($0.21 per share)	(14,766)	—	—	—	—	—	—	(14,766)	—
Distributions paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Distributions paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Distributions paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance March 31, 2018	$740,764	$35	$69	$50	$70,353	$1,665,325	$11,788	$(1,142,218)	$135,362

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Cash flows from operating activities:
Net loss	$(3,712)	$(486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,209	29,632
Amortization	3,458	2,883
Straight-line rent adjustments	(823)	(738)
Provision for doubtful accounts	1,075	573
Amortization of deferred compensation	1,924	1,497
Adjustment to gains on sales of interests in non operating real estate	25	—
Losses on sales of interests in real estate, net	—	57
Equity in income of partnerships	(3,138)	(3,736)
Gain on sale of real estate by equity method investee	(2,773)	—
Cash distributions from partnerships	2,742	3,771
Change in assets and liabilities:
Net change in other assets	1,061	8,411
Net change in other liabilities	(21)	(2,457)
Net cash provided by operating activities	31,027	39,407
Cash flows from investing activities:
Distribution of refinancing proceeds from equity method investee	123,000	—
Cash proceeds from sales of real estate	—	41,736
Cash distributions from partnerships of proceeds from real estate sold	19,727	—
Investments in partnerships	(13,896)	(18,152)
Investments in real estate improvements	(13,568)	(12,504)
Additions to construction in progress	(3,119)	(16,178)
Capitalized leasing costs	(2,172)	(1,667)
Additions to leasehold improvements and corporate fixed assets	(4)	(390)
Net cash provided by (used in) investing activities	109,968	(7,155)
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	166,345
Borrowing from (repayment of) mortgage loans	10,185	(150,000)
Net repayments of revolving facility	(53,000)	(12,000)
Dividends paid to common shareholders	(14,766)	(14,643)
Dividends paid to preferred shareholders	(6,844)	(5,618)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,737)	(1,746)
Principal installments on mortgage loans	(3,832)	(3,693)
Payment of deferred financing costs	(436)	(11)
Value of shares of beneficial interest issued	484	344
Value of shares retired under equity incentive plans, net of shares issued	(679)	(1,291)
Net cash used in financing activities	(70,625)	(22,313)
Net change in cash, cash equivalents, and restricted cash	70,370	9,939
Cash, cash equivalents, and restricted cash, beginning of period	33,953	29,865
Cash, cash equivalents, and restricted cash, end of period	$104,323	$39,804

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income , consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 29 properties located in 10 states and operating in nine states, including 21 shopping malls, four other retail properties and four development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)). Three properties in our portfolio are classified as under development; however, we do not currently have any activity occurring at these properties.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2018, we held an 89.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2018, the total amount that would have been distributed would have been $79.8 million, which is calculated using our March 29, 2018 (which was the last trading day in the first quarter of 2018) closing price on the New York Stock Exchange of $9.65 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,272,636 as of March 31, 2018.

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

New Accounting Developments

In May 2014, the Financial Accounting Standards Board ( the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No 2016-08, which updates Topic 606 to clarify principal versus agent considerations (reporting revenue gross versus net). The adoption of this new standard did not have a significant impact on our consolidated financial statements. We adopted the standard effective January 1, 2018 using the modified retrospective approach, which requires a cumulative adjustment as of the date of the adoption, if applicable. We did not record any such cumulative adjustment in connection with the implementation of the new pronouncement.

The new revenue recognition standard will not have a material effect on our property revenues, the majority of which are subject to accounting guidance for leases, and will be subject to ASC 2016-02 when we adopt that new standard effective January 1, 2019 (see below). We recognize revenue for property operations when earned. Property operating revenues are disaggregated on the consolidated statement of operations into the categories of base rent, expense reimbursements, percentage rent, lease termination revenue and other real estate revenue, primarily in the amounts that correspond to these different categories as documented in various tenant leases. The types of our revenues that will be impacted by the new standard include property management revenues for services performed for third-party owned properties and for certain of our joint ventures, and certain billings to tenants for reimbursement of property marketing expenses. We expect that the amount and timing of the revenues that are impacted by this standard will be generally consistent with our previous measurement methodology and pattern of recognition.

Revenue from the reimbursement of marketing expenses, which is recorded in other property revenues in the consolidated statement of operations, is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contract performance obligations are fulfilled throughout the calendar year when marketing expenditures are made for each property. Payments from the tenants are made on a regular periodic basis (usually monthly) as agreed upon within the respective leases. We aggregate the tenant payments for each property and defer income recognition if the reimbursements are lower than the aggregate marketing expenditures through that date. Deferred marketing reimbursement income is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.6 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing reimbursement revenue was $0.6 million, and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

Property management revenue from management and development activities is generated through management contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statement of operations. In the case of management fees, our contract performance obligations are fulfilled at the time the management services are performed, which is usually on a monthly basis. Payments from the third party owners or joint ventures are usually made every month and generally not received in advance. Revenue is recognized on a monthly basis. In the case of development fees, these revenues are generated through development agreements with third parties or joint ventures. Our contract performance obligations are fulfilled each month as we perform certain stipulated development activities. Payments are generally made monthly, correspond to the volume of development activity or spending on the respective project and are not generally received in advance. Development fees are recognized as revenue, and are usually based upon spending levels or other activities, as defined in the respective agreements. Property management fee revenue for each of the three months ended March 31, 2018 and 2017 was $0.2 million. Development fee revenue for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.1 million, respectively.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance. ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The Company adopted this new guidance effective January 1, 2018. This new guidance did not have a significant impact on our financial statements because all previous property sales were considered to be complete contracts and the related practical expedient was elected. We expect that future sale transactions will likely meet the criteria for full gain recognition on sale. This treatment is not different from our historical position when selling our entire interest in real estate properties; however, this historical treatment could be different in future partial sale transactions, should they occur.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted ASU 2017-12 on January 1, 2018, utilizing a modified retrospective transition method in which the Company recognized the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of January 1, 2018 (the date of adoption). The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted this standard effective January 1, 2018.  The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The Company adopted this new standard effective January 1, 2018 using the retrospective transition method. The statement of cash flows for the three months ended March 31, 2017 has been restated to reflect the adoption of ASU 2016-15. Upon adoption, we changed the prior period presentation of the statement of cash flows for $0.7 million of cash distributions from partnerships that was previously presented within net cash used in investing activities to now be reflected within net cash provided by operating activities for the three-months ended March 31, 2017 using the nature of the distribution approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet. Leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Lessor accounting for us and for our equity method investments will remain substantially similar to the current accounting. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02; such costs totaled approximately $5.3 million and $5.1 million for the years ended December 31, 2017 and 2016, respectively, of which $0.7 million and $1.0 million, respectively, represented leasing commissions paid to internal personnel for specific lease transactions, the capitalization of which is expected to continue to be permissible under the updated Topic 842. We will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach required by the standard. We are currently evaluating the ultimate impact that the adoption of the new standard will have on our consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2018 and December 31, 2017 were comprised of the following:

(in thousands of dollars)	As of March 31, 2018	As of December 31, 2017
Buildings, improvements and construction in progress	$2,811,636	$2,808,622
Land, including land held for development	500,704	491,080
Total investments in real estate	3,312,340	3,299,702
Accumulated depreciation	(1,141,914)	(1,111,007)
Net investments in real estate	$2,170,426	$2,188,695

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Development/Redevelopment Activities:
Interest	$1,625	$1,431
Compensation, including commissions	438	348
Real estate taxes	164	93

Leasing Activities:
Compensation, including commissions	2,172	1,667

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2018 and December 31, 2017:

(in thousands of dollars)	March 31, 2018	December 31, 2017
ASSETS:
Investments in real estate, at cost:
Operating properties	$563,525	$612,689
Construction in progress	334,579	293,102
Total investments in real estate	898,104	905,791
Accumulated depreciation	(200,286)	(202,424)
Net investments in real estate	697,818	703,367
Cash and cash equivalents	26,391	26,158
Deferred costs and other assets, net	31,466	34,345
Total assets	755,675	763,870
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	512,772	513,139
Term Loan, net	247,517	—
Other liabilities	36,359	37,971
Total liabilities	796,648	551,110
Net investment	(40,973)	212,760
Partners’ share	(20,396)	106,886
PREIT’s share	(20,577)	105,874
Excess investment (1)	13,870	13,081
Net investments and advances	$(6,707)	$118,955

Investment in partnerships, at equity	$90,188	$216,823
Distributions in excess of partnership investments	(96,895)	(97,868)
Net investments and advances	$(6,707)	$118,955
_________________________

(1)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments as cash from operating activities up to an amount equal to the equity in income of partnerships. Amounts in excess of our share of the income in the equity investments are treated as a return of partnership capital.

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Real estate revenue	$26,088	$28,168
Operating expenses:
Property operating and other expenses	(8,330)	(8,704)
Interest expense	(5,734)	(5,372)
Depreciation and amortization	(5,071)	(5,855)
Total expenses	(19,135)	(19,931)
Net income	6,953	8,237
Partners’ share	(3,824)	(4,491)
PREIT’s share	3,129	3,746
Amortization of and adjustments to excess investment, net	9	(10)
Equity in income of partnerships	$3,138	$3,736

Dispositions

In February 2018, a partnership in which we hold a 50% ownership share sold its office condominium interest in 907 Market Street in Philadelphia, Pennsylvania for $41.8 million. The partnership recorded a gain on sale of $5.5 million, of which our share was $2.8 million. The partnership distributed to us proceeds of $19.7 million in connection with this transaction in February 2018, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

Term Loan Activity

In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a
$250.0 million term loan (the “FDP Term Loan”). We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as distributions of our share of the draws.

Mortgage Activity

In February 2018, the mortgage loan secured by Pavilion at Market East in Philadelphia, Pennsylvania was amended and extended to February 2021 and bears interest at a variable rate of LIBOR plus 2.85%. We own a 40% partnership interest in Pavilion at Market East, which owns non-operating land held for development.

In March 2018, the unconsolidated partnership that owns Gloucester Premium Outlets in Blackwood, New Jersey, in which we own a 25% partnership interest, entered into a $86.0 million interest only mortgage loan secured by the property, with an interest rate of LIBOR plus 1.50% and a maturity date of March 2022, with one option of the unconsolidated partnership to extend by 12 months. The proceeds were used to repay the existing $84.1 million mortgage loan plus accrued interest.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”), which met the definition of a significant unconsolidated subsidiary for the year ended December 31, 2016. LVA did not meet the definition of a significant subsidiary as of or for the year ended December 31, 2017. The financial information of LVA is included in the amounts above. Summarized balance sheet information as of March 31, 2018 and December 31, 2017, and summarized statement of operations information for the three months ended March 31, 2018 and 2017 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	March 31, 2018	December 31, 2017
Summarized balance sheet information
Total assets	$47,762	$43,850
Mortgage loan payable, net	197,941	199,451

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Summarized statement of operations information
Revenue	$9,132	$8,809
Property operating expenses	(2,405)	(1,903)
Interest expense	(2,045)	(1,869)
Net income	4,026	4,203
PREIT’s share of equity in income of partnership	2,013	2,102

4. FINANCING ACTIVITY

Credit Agreements

We have entered into four credit agreements (collectively, as amended, the “Credit Agreements”), as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2017: (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan are collectively referred to as the “Term Loans.”

As of March 31, 2018, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and no amounts were borrowed under the 2013 Revolving Facility (with $15.8 million pledged as collateral for letters of credit at March 31, 2018). The carrying value of the Term Loans on our consolidated balance sheet is net of $2.1 million of unamortized debt issuance costs.

Pursuant to an amendment completed in June 2015, the initial maturity of the 2013 Revolving Facility is June 26, 2018, and the Borrower has options for two one-year extensions of the initial maturity date, subject to certain conditions and to the payment of extension fees of 0.15% and 0.20% of the Facility Amount for the first and second options, respectively. We expect to exercise the first of these one-year extension options or negotiate an extension of the maturity date during the first half of 2018.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
2013 Revolving Facility
Interest expense	$365	$764
Deferred financing amortization	200	199

Term Loans
Interest expense	4,286	2,835
Deferred financing amortization	191	187

Each of the Credit Agreements contains certain affirmative and negative covenants, which are identical to those contained in the other Credit Agreements, and which are described in detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. As of March 31, 2018, we were in compliance with all financial covenants in the Credit Agreements. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to Unencumbered Debt Yield covenant (as described in our Annual Report on Form 10-K for the year ended December 31, 2017), the maximum unsecured amount that was available for us to borrow under the 2013 Revolving Facility as of March 31, 2018 was $189.7 million.

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

The following table presents the applicable margin for each level for the Credit Agreements:

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	2013 Revolving Facility	Term Loans
1	Less than 0.450 to 1.00	1.20%	1.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	1.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00 (1)	1.30%	1.60%
4	Equal to or greater than 0.550 to 1.00	1.55%	1.90%

(1) The rate in effect at March 31, 2018.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,062.1	$1,023.0	$1,056.1	$1,029.7
(1) The carrying value of mortgage loans is net of unamortized debt issuance costs of $3.7 million and $3.4 million as of March 31, 2018 and December 31, 2017, respectively.

The mortgage loans contain various customary default provisions. As of March 31, 2018, we were not in default on any of the mortgage loans.

Mortgage Loan Activity

In January 2018, we extended the $68.5 million mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland to January 2022, with an additional extension option to January 2023. The rate on the mortgage loan is LIBOR plus 2.60%.

In February 2018, we borrowed an additional $10.2 million on the mortgage loan secured by Viewmont Mall in Scranton, Pennsylvania. Following this borrowing, this mortgage loan has $67.2 million outstanding with an interest rate of LIBOR plus 2.35% and a maturity date of March 2021.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $12.2 million (net of capitalized interest of $1.6 million) and $13.5 million (net of capitalized interest of $1.4 million) for the three months ended March 31, 2018 and 2017, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our 2013 Revolving Facility were $0.0 million and $135.0 million for the three months ended March 31, 2018 and 2017, respectively. Aggregate paydowns (excluding the non cash item discussed below) were $53.0 million and $147.0 million for the three months ended March 31, 2018 and 2017, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands of dollars)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$89,213	$15,348
Restricted cash included in other assets	15,110	18,605
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$104,323	$33,953

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $133.5 million, including commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction which was March 14, 2016.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of March 31, 2018, all of our outstanding derivatives have been designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.
During the next 12 months, we estimate that $4.0 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2018, we had 29 interest rate swap agreements outstanding with a weighted average base interest rate of 1.48% on a notional amount of $748.6 million, maturing on various dates through December 2021.We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive income as of March 31, 2018 includes a net loss of $0.4 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps through August 2018.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at March 31, 2018 and December 31, 2017 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at March 31, 2018 (in millions of dollars)	Aggregate Fair Value at March 31, 2018 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2017 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2018(2)	N/A	N/A	$—
2019	$250.0	$1.2	0.8	1.44%
2020	100.0	2.5	1.9	1.23%
2021	398.6	10.9	7.0	1.57%
Total	$748.6	$14.6	$9.7	1.48%

_________________________

(1)
As of March 31, 2018 and December 31, 2017, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)
Three swaps matured in the first quarter of 2018. As of December 31, 2017, these swaps had a notional value that totaled $110.6 million, had a weighted average interest rate of 1.11% and a de minimus fair value.

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$5.2	$1.0	$(0.1)	$0.8

	For the three months ended March 31,
(in millions of dollars)	2018	2017
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(14.9)	$(15.3)

Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(0.1)	$0.8

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2018, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2018, we did not have any derivatives in a net liability position.

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
We currently own interests in 29 retail properties, of which 25 are operating properties and four are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.0 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.3 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.9 million square feet, of which we own 12.5 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of or under redevelopment during the periods presented.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia).  We have three properties in our portfolio that are classified as under development; however, we do not currently have any activity occurring at these properties.
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

Net loss for the three months ended March 31, 2018 was $3.7 million, an increased loss of $3.2 million compared to net loss of $0.5 million for the three months ended March 31, 2017. This increase was primarily due to a $3.0 million decline in real estate revenue driven by the sale of properties in 2017, an increase in depreciation expense of $2.3 million, and relatively flat property operating expenses despite the 2017 property sales. These factors were offset by a $2.8 million gain on sale of real estate by an equity method investee.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2018 (Three Months)
Consolidated properties	3	27	287,138	$4,029	—	—	$—
Unconsolidated properties	2	4	4,352	248	—	—	—
Total	3	31	291,490	$4,277	—	—	$—

2017 (Full Year)
Consolidated properties	16	75	341,701	$10,837	23	102,336	$3,655
Unconsolidated properties	9	16	191,538	2,103	7	82,713	974
Total	18	91	533,239	$12,940	30	185,049	$4,629
(1) Totals represent number of unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2018.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and in 2017 we recaptured the Sears premises at Capital City Mall and Magnolia Mall. Also in 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We have entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall, and are in negotiations with replacement tenants for that location.

The table below sets forth information related to our anchor replacement program:

	Former Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed	Date De-commissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Exton Square Mall	K-mart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
In process:
Magnolia Mall	Sears	91			Burlington	46	Q3 17
			Q1 17	Q2 17	HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Valley Mall	Macy's	120	Q1 16	n/a	One Life Fitness	70	Q4 18
					Tilt Studio	48	Q4 18
	BonTon	123	Q1 18	n/a	Belk	123	Q4 18
Moorestown Mall	Macy's	200	Q1 17	n/a	Sierra Trading Post	19	Q1 19
					HomeSense	28	Q3 18
					Grocer and other tenant	32	Q4 18
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					Restaurants and small shop space	TBD	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	n/a	Movie theater and entertainment	49	Q3 19
					Restaurant and entertainment space	TBD	Q3 19
Pending:
Plymouth Meeting Mall	Macy's (1)	215	Q1 17	n/a	Various large format tenants	153	Q4 19

(1)	Property is third-party owned and is subject to a ground lease dated June 23, 2017.

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
To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our 2013 Revolving Facility, (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $113.0 million as of March 31, 2018.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, Net Operating Income (“NOI”) and depreciation, will continue to be affected until the newly constructed space is completed, leased and occupied.
In January 2018, we along with Macerich, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own the Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as distributions of our share of the draws.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying Critical Accounting Policies have not changed materially during 2018 or 2017, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which in 2018 through March 31, 2018 ranged from 5.25% to 13.0%.

New Accounting Developments

See note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2018 and 2017:

	Occupancy (1) at March 31,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2018	2017	2018	2017	2018	2017
Retail portfolio weighted average:
Total excluding anchors	90.5%	90.3%	92.7%	92.4%	91.0%	90.8%
Total including anchors	92.9%	92.5%	94.0%	93.8%	93.1%	92.9%
Malls weighted average:
Total excluding anchors	91.0%	90.5%	92.5%	92.1%	91.1%	90.8%
Total including anchors	93.2%	92.6%	94.9%	94.6%	93.3%	92.9%
Other retail properties	41.9%	74.9%	93.4%	93.1%	91.0%	92.3%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Fashion District Philadelphia is excluded for 2017 and 2018 because the property is currently partially closed and undergoing a major reconstruction.

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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2018:

										Annualized Tenant Improvements psf (3)
		Number	GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot (“psf”)	Previous Rent psf	Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)
							$	%	%
Non Anchor
New Leases
Under 10k sf	Consolidated	18	51,205	7.5	$40.59					$8.33
	Unconsolidated	8	29,429	7.4	39.65					20.94
Total Under 10k sf		26	80,634	7.4	40.24					$12.89

Over 10k sf	Consolidated	2	22,457	10.0	38.52					$8.77
Total New Leases		28	103,091	8.0	$39.87					$11.76
Renewal Leases
Under 10k sf	Consolidated	25	54,457	3.2	$47.01	$46.36	$0.65	1.4%	4.4%	$—
	Unconsolidated	21	45,009	3.3	77.14	79.23	(2.09)	(2.6)%	2.0%	0.90
Total Under 10k sf		46	99,466	3.2	$60.64	$61.24	$(0.60)	(1.0)%	3.0%	$0.40

Over 10k sf	Consolidated	4	109,647	7.3	$23.82	$22.68	$1.14	5.0%	23.6%	$4.97
	Unconsolidated	1	11,306	1.0	14.15	25.72	(11.57)	(45.0)%	(45.0)%	—
Total Over 10k sf		5	120,953	6.7	$22.91	$22.96	$(0.05)	(0.2)%	15.7%	$4.90
Total Fixed Rent		51	220,419	5.1	$39.94	$40.23	$(0.29)	(0.7)%	7.1%	$3.65
Percentage in Lieu	Consolidated	14	52,198	1.4	$28.41	$36.53	$(8.12)	(22.2)%	N/A	—
Total Renewal Leases(4)		65	272,617	4.4	$37.73	$39.52	$(1.79)	(4.5)%	7.1%	$3.43
Total Non Anchor		93	375,708	5.5	$38.32
Anchor
New Leases		—	—	—	$—					$—
Renewal Leases	Consolidated	1	102,825	8.0	$4.73	$5.38	(0.65)	(12.1)%		$—
Total		1	102,825	8.0	$4.73
________________________

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

(2)
Average rent renewal spread is computed by comparing the average rent per square foot over the new lease term to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent and fixed CAM charges, but excludes pro rata CAM charges, estimated real estate tax reimbursements, marketing charges and percentage rent.

(3)	Tenant improvements and certain other leasing costs are presented as annualized amounts per square foot and are spread uniformly over the initial lease term.

(4)
We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “—Use of Non-GAAP Measures” for further details on our ownership interests in our unconsolidated properties.

Overview

Net loss for the three months ended March 31, 2018 was $3.7 million, an increased loss of $3.2 million compared to net loss of $0.5 million for the three months ended March 31, 2017. This increase was primarily due to a $3.0 million decline in real estate revenue driven by the sale of properties in 2017, an increase in depreciation expense of $2.3 million, and relatively flat property operating expenses despite the 2017 property sales. These factors were offset by a $2.8 million gain on sale of real estate by an equity method investee.

See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		% Change 2017 to 2018
(in thousands of dollars)	2018	2017
Real estate revenue	$85,393	$88,424	(3)%
Property operating expenses	(36,705)	(36,980)	(1)%
Other income	889	840	6%
Depreciation and amortization	(34,030)	(31,758)	7%
General and administrative expenses	(10,132)	(9,041)	12%
Project costs and other expenses	(112)	(312)	(64)%
Interest expense, net	(14,901)	(15,338)	(3)%
Equity in income of partnerships	3,138	3,736	(16)%
Gain on sale of real estate by equity method investee	2,773	—	—%
Adjustment to gains on sales of interest in non operating real estate	(25)	—	—%
Losses on sales of interests in real estate, net	—	(57)	—%
Net loss	$(3,712)	$(486)	664%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Real estate revenue decreased by $3.0 million, or 3%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to:

•	a decrease of $3.5 million in real estate revenue related to properties sold in 2017;

•
a decrease of $0.5 million in same store common area expense reimbursements, due to lower occupancy at some properties, and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•	a decrease of $0.4 million in same store lease termination revenue, including $0.4 million received from one tenant during the three months ending March 31, 2017; partially offset by

•
an increase of $1.0 million in same store base rent due to $1.6 million from net new store openings over the previous twelve months, partially offset by a $0.2 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.5 million decrease related to co-tenancy concessions that resulted from anchor closings; and

•
an increase of $0.4 million in same store real estate tax reimbursements, due to an increase in real estate tax expense (see “—Property Operating Expenses”), partially offset by lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements.

Property operating expenses

Property operating expenses decreased by $0.3 million, or 1%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to:

•	a decrease of $2.0 million in property operating expenses related to properties sold in 2017; partially offset by

•	an increase of $1.0 million in same store real estate tax expense due to a combination of increases in real estate tax assessment values and real estate tax rates; and

•	an increase of $0.5 million in same store bad debt expense, primarily due to bad debt expense recorded in connection with 2018 tenant bankruptcies.

Depreciation and amortization

Depreciation and amortization expense increased by $2.3 million, or 7%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to:

•
an increase of $3.1 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $0.8 million related to properties sold in 2017.

General and administrative expenses

General and administrative expenses increased by $1.1 million, or 12%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increases in short-term incentive compensation expense and long-term deferred compensation amortization, as well as an increase in professional fee expense.

Interest expense

Interest expense decreased by $0.4 million, or 3%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to greater amounts of capitalized interest in 2018 and lower weighted average debt balances, partially offset by higher weighted average interest rates. Our weighted average effective borrowing rate was 4.08% for the three months ended March 31, 2018 compared to 4.06% for the three months ended March 31, 2017. Our weighted average debt balance was $1,620.4 million for the three months ended March 31, 2018, compared to $1,651.6 million for the three months ended March 31, 2017.

Equity in income of partnerships

Equity in income of partnerships decreased by $0.6 million, or 16%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to lower rent resulting from the sale of the 801 Market and 907 Market office condominium interests.
Gain on sale of real estate by equity method investee
Gain on sale of real estate by equity method investee was $2.8 million in the three months ended March 31, 2018, which is from our 50% share of a $5.5 million gain on the sale of a condominium interest in 907 Market Street in Philadelphia, Pennsylvania recorded by a partnership in which we hold a 50% ownership interest.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”) which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

•
We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. When we use and present NOI, we also do so on a same store (“Same Store NOI”) and non-same store (“Non Same Store NOI”) basis to differentiate between properties that we have owned for the full periods presented and properties acquired, sold or under redevelopment during those periods. Furthermore, our use and presentation of NOI combines NOI from our consolidated properties and NOI attributable to our share of unconsolidated properties in order to arrive at total NOI. We believe that this is also helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP as equity in income of partnerships. See “Unconsolidated Properties and Proportionate Financial Information” below.

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, when applicable, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted, which we believe is helpful to management and investors because they adjust FFO to exclude items that management does not believe are indicative of operating performance, such as provision for employee separation expense and loss on hedge ineffectiveness.

•
We use both NOI and FFO, or related terms like Same Store NOI and, when applicable, Funds From Operations, as adjusted, for determining incentive compensation amounts under certain of our performance-based executive compensation programs.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, interest expense, depreciation and amortization, adjustment to gains on sale of interest in non operating real estate, gain on sale of interest in real estate by equity method investee, losses on sales of interests in real estate, net, and project costs and other expenses. We believe that net income is the most directly comparable GAAP measure to NOI.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of or under redevelopment during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Net loss	$(3,712)	$(486)
Other income	(889)	(840)
Depreciation and amortization	34,030	31,758
General and administrative expenses	10,132	9,041
Project costs and other expenses	112	312
Interest expense, net	14,901	15,338
Equity in income of partnerships	(3,138)	(3,736)
Gain on sale of real estate by equity method investee	(2,773)	—
Adjustment to gains on sales of interest in non operating real estate	25	—
Losses on sales of interests in real estate, net	—	57
NOI from consolidated properties	$48,688	$51,444

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands of dollars)	2018	2017
Equity in income of partnerships	$3,138	$3,736
Other income	(12)	—
Depreciation and amortization	2,241	2,566
Interest and other expenses	2,671	2,549
NOI from equity method investments at ownership share	$8,038	$8,851

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2018 and 2017:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$48,700	$49,855	$(12)	$1,589	$48,688	$51,444
NOI from equity method investments at ownership share	7,575	7,562	463	1,289	8,038	8,851
Total NOI	56,275	57,417	451	2,878	56,726	60,295
Less: lease termination revenue	261	520	22	35	283	555
Total NOI excluding lease termination revenue	$56,014	$56,897	$429	$2,843	$56,443	$59,740

Total NOI decreased by $3.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease of $2.4 million in NOI from Non Same Store properties. This decrease is primarily due to properties sold in 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO, which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding gains and losses on sales of operating properties, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

FFO is a commonly used measure of operating performance and profitability among REITs. We use FFO and FFO per diluted share and unit of limited partnership interest in our Operating Partnership (“OP Unit”) in measuring our performance against our peers.

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

When applicable, we also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2018 and 2017, respectively, to show the effect of such items as provision for employee separation expense and loss on hedge ineffectiveness, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net loss	$(3,712)	$(486)
Depreciation and amortization on real estate:
Consolidated properties	33,663	31,433
PREIT’s share of equity method investments	2,241	2,566
Gain on sale of real estate by equity method investee	(2,773)	—
Losses on sales of interests in real estate, net	—	57
Preferred share dividends	(6,844)	(6,205)
Funds from operations attributable to common shareholders and OP Unit holders	$22,575	$27,365
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.29	$0.35

Weighted average number of shares outstanding	69,601	69,218
Weighted average effect of full conversion of OP Units	8,274	8,313
Effect of common share equivalents	209	109
Total weighted average shares outstanding, including OP Units	78,084	77,640

FFO attributable to common shareholders and OP Unit holders was $22.6 million for the three months ended March 31, 2018, a decrease of $4.8 million, or 17.5%, compared to $27.4 million for the three months ended March 31, 2017. This decrease is primarily due to properties sold in 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.29 and $0.35 for the three months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2013 Revolving Facility, subject to the terms and conditions of our 2013 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the three months ended March 31, 2018 were $23.3 million, based on distributions of $0.4609 per Series B Preferred Share, $0.4500 per Series C Preferred Share, $0.4297 per Series D Share, and $0.21 per common share and OP Unit.

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

See note 4 in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of March 31, 2018, we had borrowed $550.0 million under the Term Loans, no amounts were outstanding under our 2013 Revolving Facility, and $15.8 million was pledged under the 2013 Revolving Facility as collateral for letters of credit. Pursuant to certain covenants in the 2013 Revolving Facility, the unused portion of the 2013 Revolving Facility that was available to us as of March 31, 2018 was $189.7 million.

Interest Rate Derivative Agreements

As of March 31, 2018, we had 29 interest rate swap agreements outstanding with a weighted average base interest rate of 1.48% on a notional amount of $748.6 million, maturing on various dates through December 2021.

Mortgage Loan Activity

In January 2018, we extended the $68.5 million mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland to January 2022, with an additional extension option to January 2023. The rate on the mortgage loan is LIBOR plus 2.60%.

In February 2018, we borrowed an additional $10.2 million on the mortgage loan secured by Viewmont Mall in Scranton, Pennsylvania. Following this borrowing, this mortgage loan has $67.2 million outstanding with an interest rate of LIBOR plus 2.35% and a maturity date of March 2021.

Mortgage Loans

As of March 31, 2018, our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at March 31, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.91% at March 31, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.19% at March 31, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2018:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Principal payments	$107,750	$14,655	$39,308	$35,082	$18,705
Balloon payments	958,042	—	27,161	599,489	331,392
Total	$1,065,792	$14,655	$66,469	$634,571	$350,097
Less: unamortized debt issuance costs	3,722
Carrying value of mortgage notes payable	$1,062,070

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2018 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Mortgage loan principal payments	$1,065,792	$14,655	$66,469	$634,571	$350,097
Term Loans	550,000	—	300,000	250,000	—
2013 Revolving Facility(1)	—	—	—	—	—
Interest on indebtedness (2) (3)	247,989	45,418	107,139	66,856	28,576
Operating leases	3,830	1,554	2,110	166	—
Ground leases	42,300	1,021	2,568	3,168	35,543
Development and redevelopment commitments (4)	133,527	118,771	14,756	—	—
Total	$2,043,438	$181,419	$493,042	$954,761	$414,216
_________________________
(1) As of March 31, 2018, no amounts were outstanding under the 2013 Revolving Facility, and $15.8 million was pledged as collateral for letters of credit.
(2) Includes payments expected to be made in connection with interest rate swaps.
(3) For interest payments associated with variable rate debt, these amounts are based on the rates in effect on March 31, 2018.

(4) The timing of the payments of these amounts is uncertain. We expect that these payments will be made during the remainder of 2018 and in 2019, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, we included 100% of the obligations of the FDP redevelopment project because our Operating Partnership, PREIT Associates, and Macerich, have jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Preferred Share Dividends

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million, respectively, in the aggregate.

CASH FLOWS

Net cash provided by operating activities totaled $31.0 million for the three months ended March 31, 2018 compared to $39.4 million for the three months ended March 31, 2017. This decrease is primarily due to the impact of properties that were sold in 2017, as well as a reduction in accounts receivable in the first quarter of 2017.

Cash flows provided by investing activities were $110.0 million for the three months ended March 31, 2018 compared to cash flows used in investing activities of $7.2 million for the three months ended March 31, 2017. Cash flows provided by investing activities for the three months ended March 31, 2018 included $19.7 million of proceeds from our share of the sale of the condominium space at 907 Market Street and $123.0 million of distributions from our new Fashion District Philadelphia term loan, partially offset by investments in partnerships of $13.9 million (primarily at Fashion District Philadelphia), real estate improvements of $13.6 million (primarily related to ongoing improvements at our properties), and additions to construction in progress of $3.1 million. Investing activities for the first three months of 2017 included $41.7 million in proceeds from the sale of two operating properties, partially offset by investments in partnerships of $18.2 million (primarily at Fashion District Philadelphia), additions to construction in progress of $16.2 million and real estate improvements of $12.5 million, primarily related to ongoing improvements at our properties.

Cash flows used in financing activities were $70.6 million for the three months ended March 31, 2018 compared to cash flows used in financing activities of $22.3 million for the three months ended March 31, 2017. Cash flows used in financing activities for the first three months of 2018 included $53.0 million of net repayments on our 2013 Revolving Facility, aggregate dividends and distributions of $23.3 million, and principal installments on mortgage loans of $3.8 million, partially offset by $10.2 million of borrowing on our Viewmont Mall mortgage. Cash flows used in financing activities for the three months ended March 31, 2017 included mortgage loan repayments of $150.0 million, dividends and distributions of $22.0 million, $12.0 million of net 2013 Revolving Facility repayments and principal installments on mortgage loans of $3.7 million, partially offset by $166.3 million of net proceeds from our issuance of our Series C preferred shares.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2017, in the section entitled “Item 1A. Risk Factors —We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK
Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor stores and other tenants. We also compete to acquire land for new site development or to acquire parcels or properties to add to our existing properties. Our malls and our other operating properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.
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
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants” in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;

•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;

•	our ability to maintain and increase property occupancy, sales and rental rates;

•	increases in operating costs that cannot be passed on to tenants;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and

•	potential dilution from any capital raising transactions or other equity issuances.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2018, our consolidated debt portfolio consisted of $1,062.1 million of fixed and variable rate mortgage loans (net of debt issuance costs), $150.0 million borrowed under our 2014 5-Year Term Loan which bore interest at a rate of 3.26%, $150.0 million borrowed under our 2015 5-Year Term Loan which bore interest at a rate of 3.26%, and $250.0 million borrowed under our 2014 7-Year Term Loan which bore interest at a rate of 3.26%. As of March 31, 2018, no amounts were outstanding under our 2013 Revolving Facility.

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.28% at March 31, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.91% at March 31, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.19% at March 31, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2018	$13,395	4.24%	$1,260		3.66%
2019	17,837	4.25%	151,680	(2)	3.31%
2020	45,272	5.03%	151,680	(2)	3.27%
2021	18,602	4.20%	440,902	(2)	3.36%
2022 and thereafter	708,252	4.21%	66,912		4.26%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2018.

(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 3.26% as of March 31, 2018.

As of March 31, 2018, we had $812.4 million of variable rate debt. Also, as of March 31, 2018, we had entered into 29 interest rate swap agreements with an aggregate weighted average interest rate of 1.48% on a notional amount of $748.6 million maturing on various dates through December 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2018 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $48.8 million at March 31, 2018. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $51.2 million at March 31, 2018. Based on the variable rate debt included in our debt portfolio at March 31, 2018, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $0.6 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2018 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	$—
February 1 - February 28, 2018	66,128	10.27	—	—
March 1 - March 31, 2018	—	—	—	—
Total	66,128	$10.27	—	$—

ITEM 6.  EXHIBITS.

10.1*	2018-2020 Restricted Share Unit Program

10.2*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement

10.3*	Form of Restricted Share Award Agreement under PREIT’s Second Amended and Restated 2003 Equity Incentive Plan

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) Consolidated Statement of Equity for the three months ended March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 4, 2018
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)