Form 10-Q
period 2018-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2018-08-03
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares of beneficial interest, $1.00 par value per share, outstanding at July 30, 2018: 70,452,612

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,156,877	$3,180,212
Construction in progress	117,503	113,609
Land held for development	5,881	5,881
Total investments in real estate	3,280,261	3,299,702
Accumulated depreciation	(1,144,291)	(1,111,007)
Net investments in real estate	2,135,970	2,188,695
INVESTMENTS IN PARTNERSHIPS, at equity:	106,945	216,823
OTHER ASSETS:
Cash and cash equivalents	42,198	15,348
Tenant and other receivables (net of allowance for doubtful accounts of $7,491 and $7,248 at June 30, 2018 and December 31, 2017, respectively)	30,708	38,166
Intangible assets (net of accumulated amortization of $14,294 and $13,117 at June 30, 2018 and December 31, 2017, respectively)	17,857	17,693
Deferred costs and other assets, net	122,221	112,046
Assets held for sale	15,874	—
Total assets	$2,471,773	$2,588,771
LIABILITIES:
Mortgage loans payable, net	$1,056,686	$1,056,084
Term Loans, net	546,919	547,758
Revolving Facilities	—	53,000
Tenants’ deposits and deferred rent	13,742	11,446
Distributions in excess of partnership investments	94,639	97,868
Fair value of derivative liabilities	—	20
Accrued expenses and other liabilities	69,445	61,604
Total liabilities	1,781,431	1,827,780
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 Series B Preferred Shares issued and outstanding at each of June 30, 2018 and December 31, 2017; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 Series C Preferred Shares issued and outstanding at each of June 30, 2018 and December 31, 2017; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 5,000 Series D Preferred Shares issued and outstanding at each of June 30, 2018 and December 31, 2017; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 70,450 and 69,983 issued and outstanding shares at June 30, 2018 and December 31, 2017, respectively	70,450	69,983
Capital contributed in excess of par	1,667,302	1,663,966
Accumulated other comprehensive income	14,642	7,226
Distributions in excess of net income	(1,192,770)	(1,117,290)
Total equity—Pennsylvania Real Estate Investment Trust	559,778	624,039
Noncontrolling interest	130,564	136,952
Total equity	690,342	760,991
Total liabilities and equity	$2,471,773	$2,588,771

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
REVENUE:
Real estate revenue:
Base rent	$55,366	$56,769	$111,342	$114,204
Expense reimbursements	26,231	26,984	53,361	55,081
Percentage rent	161	326	256	630
Lease termination revenue	7,090	1,791	7,121	2,272
Other real estate revenue	2,274	2,540	4,435	4,647
Total real estate revenue	91,122	88,410	176,515	176,834
Other income	851	840	1,740	1,680
Total revenue	91,973	89,250	178,255	178,514
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,347)	(28,261)	(56,743)	(58,213)
Utilities	(3,804)	(4,140)	(7,713)	(7,963)
Other property operating expenses	(2,908)	(2,825)	(6,308)	(6,030)
Total property operating expenses	(34,059)	(35,226)	(70,764)	(72,206)
Depreciation and amortization	(33,356)	(32,928)	(67,386)	(64,686)
General and administrative expenses	(9,396)	(9,232)	(19,528)	(18,273)
Provision for employee separation expenses	(395)	(1,053)	(395)	(1,053)
Project costs and other expenses	(139)	(85)	(251)	(397)
Total operating expenses	(77,345)	(78,524)	(158,324)	(156,615)
Interest expense, net	(15,982)	(14,418)	(30,883)	(29,756)
Impairment of assets	(34,286)	(53,917)	(34,286)	(53,917)
Total expenses	(127,613)	(146,859)	(223,493)	(240,288)
Loss before equity in income of partnerships, gain on sale of real estate by equity method investee, gains (adjustment to gains) on sales of interests in non operating real estate and gains (losses) on sales of interests in real estate, net	(35,640)	(57,609)	(45,238)	(61,774)
Equity in income of partnerships	2,571	4,154	5,709	7,890
Gain on sale of real estate by equity method investee	—	—	2,773	—
Gains (adjustment to gains) on sales of interests in non operating real estate	—	486	(25)	486
Gains (losses) on sales of interests in real estate, net	748	(308)	748	(365)
Net loss	(32,321)	(53,277)	(36,033)	(53,763)
Less: net loss attributable to noncontrolling interest	3,400	5,669	3,794	5,721
Net loss attributable to PREIT	(28,921)	(47,608)	(32,239)	(48,042)
Less: preferred share dividends	(6,844)	(7,067)	(13,688)	(13,272)
Net loss attributable to PREIT common shareholders	$(35,765)	$(54,675)	$(45,927)	$(61,314)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(32,321)	$(53,277)	$(36,033)	$(53,763)
Noncontrolling interest	3,400	5,669	3,794	5,721
Preferred share dividends	(6,844)	(7,067)	(13,688)	(13,272)
Dividends on unvested restricted shares	(138)	(88)	(276)	(185)
Net loss used to calculate loss per share—basic and diluted	$(35,903)	$(54,763)	$(46,203)	$(61,499)

Basic and diluted loss per share:	$(0.51)	$(0.79)	$(0.66)	$(0.89)

(in thousands of shares)
Weighted average shares outstanding—basic	69,747	69,307	69,675	69,263
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	69,747	69,307	69,675	69,263
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 367 for the three months ended June 30, 2018 and 340 and 57 for the six months ended June 30, 2018 and 2017, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive. There were no common share equivalents for the three months ended June 30, 2017.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Comprehensive income:
Net loss	$(32,321)	$(53,277)	$(36,033)	$(53,763)
Unrealized gain (loss) on derivatives	2,929	(432)	7,757	1,278
Amortization of settled swaps	264	213	539	338
Total comprehensive loss	(29,128)	(53,496)	(27,737)	(52,147)
Less: comprehensive loss attributable to noncontrolling interest	3,061	5,693	2,914	5,548
Comprehensive loss attributable to PREIT	$(26,067)	$(47,803)	$(24,823)	$(46,599)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended
June 30, 2018
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D					Non- controlling interest
Balance December 31, 2017	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,117,290)	$136,952
Net loss	(36,033)	—	—	—	—	—	—	(32,239)	(3,794)
Other comprehensive income	8,296	—	—	—	—	—	7,416	—	880
Shares issued under employee compensation plans, net of shares retired	168	—	—	—	467	(299)	—	—	—
Amortization of deferred compensation	3,635	—	—	—	—	3,635	—	—	—
Distributions paid to common shareholders ($0.42 per share)	(29,553)	—	—	—	—	—	—	(29,553)	—
Distributions paid to Series B preferred shareholders ($0.9218 per share)	(3,180)	—	—	—	—	—	—	(3,180)	—
Distributions paid to Series C preferred shareholders ($0.90 per share)	(6,210)	—	—	—	—	—	—	(6,210)	—
Distributions paid to Series D preferred shareholders ($0.8594 per share)	(4,298)	—	—	—	—	—	—	(4,298)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.42 per unit)	(3,474)	—	—	—	—	—	—	—	(3,474)
Balance June 30, 2018	$690,342	$35	$69	$50	$70,450	$1,667,302	$14,642	$(1,192,770)	$130,564

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2018	2017
Cash flows from operating activities:
Net loss	$(36,033)	$(53,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	61,606	60,126
Amortization	7,134	5,952
Straight-line rent adjustments	(1,132)	(1,356)
Provision for doubtful accounts	1,747	854
Non-cash lease termination revenue	(4,200)	—
Amortization of deferred compensation	3,635	3,119
Adjustment to gains (gains) on sales of interests in non operating real estate	25	(486)
(Gains) losses on sales of interests in real estate, net	(748)	365
Equity in income of partnerships	(5,709)	(7,890)
Gain on sale of real estate by equity method investee	(2,773)	—
Cash distributions from partnerships	3,815	6,965
Impairment of assets	34,286	53,917
Change in assets and liabilities:
Net change in other assets	9,041	8,113
Net change in other liabilities	4,412	(4,753)
Net cash provided by operating activities	75,106	71,163
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(11,400)	—
Distribution of financing proceeds from equity method investee	123,000	—
Cash proceeds from sales of real estate	1,636	45,922
Cash distributions from partnerships of proceeds from real estate sold	19,727	—
Investments in partnerships	(31,411)	(38,259)
Investments in real estate improvements	(17,187)	(23,214)
Additions to construction in progress	(22,373)	(57,389)
Capitalized leasing costs	(8,941)	(3,090)
Additions to leasehold improvements and corporate fixed assets	(31)	(471)
Net cash provided by (used in) investing activities	53,020	(76,501)
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	166,310
Borrowing from (repayment of) mortgage loans	10,185	(150,000)
Net repayments of revolving facility	(53,000)	55,000
Dividends paid to common shareholders	(29,553)	(29,291)
Dividends paid to preferred shareholders	(13,688)	(12,687)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(3,474)	(3,491)
Principal installments on mortgage loans	(9,433)	(8,118)
Payment of deferred financing costs	(6,514)	(71)
Value of shares of beneficial interest issued	846	1,148
Value of shares retired under equity incentive plans, net of shares issued	(678)	(1,293)
Net cash (used in) provided by financing activities	(105,309)	17,507
Net change in cash, cash equivalents, and restricted cash	22,817	12,169
Cash, cash equivalents, and restricted cash, beginning of period	33,953	29,865
Cash, cash equivalents, and restricted cash, end of period	$56,770	$42,034

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income, consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 28 properties operating in nine states, including 21 shopping malls, four other retail properties and three development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)). Two properties in our portfolio are classified as under development; however, we do not currently have any activity occurring at these properties. We also have one undeveloped land parcel located in Gainesville, Florida that is classified as held-for-sale as of June 30, 2018.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2018, we held an 89.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2018, the total amount that would have been distributed would have been $90.9 million, which is calculated using our June 29, 2018 (which was the last trading day in the second quarter of 2018) closing price on the New York Stock Exchange of $10.99 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,272,636 as of June 30, 2018.

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

Revenue from the reimbursement of marketing expenses, which is recorded in other real estate revenues in the consolidated statement of operations, is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contract performance obligations are fulfilled throughout the calendar year when marketing expenditures are made for each property. Payments from the tenants are made on a regular periodic basis (usually monthly) as agreed upon within the respective leases. We aggregate the tenant payments for each property and defer income recognition if the reimbursements are lower than the aggregate marketing expenditures through that date. Deferred marketing reimbursement income is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.9 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing reimbursement revenue was $0.6 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Property management revenue from management and development activities is generated through management contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statement of operations. In the case of management fees, our contract performance obligations are fulfilled at the time the management services are performed, which is usually on a monthly basis. Payments from the third party owners or joint ventures are usually made every month and generally not received in advance. Revenue is recognized on a monthly basis. In the case of development fees, these revenues are generated through development agreements with third parties or joint ventures. Our contract performance obligations are fulfilled each month as we perform certain stipulated development activities. Payments are generally made monthly, correspond to the volume of development activity or spending on the respective project and are not usually received in advance. Development fees are recognized as revenue, and are usually based upon spending levels or other activities, as defined in the respective agreements. Property management fee revenue was $0.2 million for each of the three months ended June 30, 2018 and 2017, and $0.3 million for each of the six months ended June 30, 2018 and 2017. Development fee revenue for the three months ended June 30, 2018 and 2017 was $0.2 million and $0.3 million, respectively, and was $0.4 million for each of the six months ended June 30, 2018 and 2017.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance. ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The Company adopted this new guidance effective January 1, 2018. This new guidance did not have a significant impact on our financial statements because all previous property sales were considered to be complete contracts and the related practical expedient was elected. We expect that future sale transactions will likely meet the criteria for full gain recognition on sale if they are structured similarly to previous sale transactions. This treatment is not different from our historical position when selling our entire interest in real estate properties; however, this historical treatment could be different in future partial sale transactions, should they occur.
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

In November 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted this standard effective January 1, 2018.  The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company to provide additional details regarding changes in restricted cash and we utilized a retrospective transition method for each period presented within financial statements. In applying the retrospective transition method, net cash used in investing activities for the six months ended June 30, 2017 decreased by $3.0 million as the change in escrow accounts is now included directly in net change in cash, cash equivalents and restricted cash. See note 5 for details regarding cash and restricted cash as presented within the consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The Company adopted this new standard effective January 1, 2018 using the retrospective transition method. The statement of cash flows for the six months ended June 30, 2017 has been restated to reflect the adoption of ASU 2016-15. Upon adoption, we changed the prior period presentation of the statement of cash flows for $7.0 million of cash distributions from partnerships that was previously presented within net cash used in investing activities to now be reflected within net cash provided by operating activities for the six months ended June 30, 2017 using the nature of the distribution approach.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduces new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. We will adopt this new standard on January 1, 2020. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 will result in lessees recognizing most leased assets and corresponding lease liabilities on the balance sheet. Leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Lessor accounting for us and for our equity method investments will remain substantially similar to the current accounting. Leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02; such costs totaled approximately $6.1 million for each of the years ended December 31, 2017 and 2016, respectively, of which $0.7 million and $1.0 million, for December 31, 2017 and 2016, respectively, represented leasing commissions paid to internal personnel for specific lease transactions, the capitalization of which is expected to continue to be permissible under the updated Topic 842. We will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective approach required by the standard. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2018 and December 31, 2017 were comprised of the following:

(in thousands of dollars)	As of June 30, 2018	As of December 31, 2017
Buildings, improvements and construction in progress	$2,801,427	$2,808,622
Land, including land held for development	478,834	491,080
Total investments in real estate	3,280,261	3,299,702
Accumulated depreciation	(1,144,291)	(1,111,007)
Net investments in real estate	$2,135,970	$2,188,695

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Development/Redevelopment Activities:
Interest	$1,281	$1,538	$2,907	$2,969
Compensation, including commissions	277	348	715	697
Real estate taxes	216	61	380	154

Leasing Activities:
Compensation, including commissions	1,769	1,423	3,941	3,090

Acquisitions

In June 2018, we purchased certain real estate and related improvements at Valley Mall in Hagerstown, Maryland for $11.4 million.

Dispositions

In June 2018, we sold an operating restaurant located on an outparcel at Magnolia Mall in Florence, South Carolina for $1.7 million. We recorded a gain of $0.7 million on this sale.

Impairment of Assets

In connection with the preparation of our financial statements as of and for the period ended June 30, 2018, we recorded a loss on impairment of assets on Wyoming Valley Mall, in Wilkes-Barre, Pennsylvania of $32.2 million as we determined that the pending closure of two anchor stores at the property (as further discussed in Note 4) was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets after determining that the fair value was less than the carrying value. Our fair value analysis was based on discounted estimated future cash flows at the property, using a discount rate of 10.5% and a terminal capitalization rate of 9.0% for Wyoming Valley Mall, which was determined using management’s assessment of property operating performance and general market conditions and were classified in Level 3 of the fair value hierarchy.

In May 2018, we recorded a loss on impairment of assets on a land parcel located in Gainesville, Florida of $2.1 million in connection with negotiations with the potential buyer of the property. In connection with these negotiations, we determined that the expected proceeds from the sale of the property are expected to be less than the carrying amount, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. This land parcel is classified as held-for-sale in our consolidated balance sheet.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2018 and December 31, 2017:

(in thousands of dollars)	June 30, 2018	December 31, 2017
ASSETS:
Investments in real estate, at cost:
Operating properties	$565,907	$612,689
Construction in progress	370,051	293,102
Total investments in real estate	935,958	905,791
Accumulated depreciation	(204,723)	(202,424)
Net investments in real estate	731,235	703,367
Cash and cash equivalents	33,017	26,158
Deferred costs and other assets, net	31,950	34,345
Total assets	796,202	763,870
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	510,820	513,139
FDP Term Loan, net	247,645	—
Other liabilities	41,882	37,971
Total liabilities	800,347	551,110
Net investment	(4,145)	212,760
Partners’ share	(2,330)	106,886
PREIT’s share	(1,815)	105,874
Excess investment (1)	14,121	13,081
Net investments and advances	$12,306	$118,955

Investment in partnerships, at equity	$106,945	$216,823
Distributions in excess of partnership investments	(94,639)	(97,868)
Net investments and advances	$12,306	$118,955
_________________________

(1)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Real estate revenue	$23,890	$29,526	$49,901	$57,694
Operating expenses:
Property operating and other expenses	(7,524)	(8,413)	(15,705)	(17,115)
Interest expense	(5,834)	(5,433)	(11,568)	(10,806)
Depreciation and amortization	(4,880)	(6,800)	(9,869)	(12,655)
Total expenses	(18,238)	(20,646)	(37,142)	(40,576)
Net income	5,652	8,880	12,759	17,118
Partners’ share	(3,089)	(4,755)	(6,991)	(9,246)
PREIT’s share	2,563	4,125	5,768	7,872
Amortization of and adjustments to excess investment, net	8	29	(59)	18
Equity in income of partnerships	$2,571	$4,154	$5,709	$7,890

Dispositions

In February 2018, a partnership in which we hold a 50% ownership share sold its office condominium interest in 907 Market Street in Philadelphia, Pennsylvania for $41.8 million. The partnership recorded a gain on sale of $5.5 million, of which our share was $2.8 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations. The partnership distributed to us proceeds of $19.7 million in connection with this transaction.

Term Loan Activity

In January 2018, we along with The Macerich Company (“Macerich”), our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as distributions of our share of the draws.

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

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”), which met the definition of a significant unconsolidated subsidiary for the year ended December 31, 2016. LVA did not meet the definition of a significant subsidiary as of or for the year ended December 31, 2017. The financial information of LVA is included in the amounts above. Summarized balance sheet information as of June 30, 2018 and December 31, 2017, and summarized statement of operations information for the three and six months ended June 30, 2018 and 2017 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	June 30, 2018	December 31, 2017
Summarized balance sheet information
Total assets	$50,752	$43,850
Mortgage loan payable, net	197,139	199,451

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Summarized statement of operations information
Revenue	$8,472	$8,647	$17,604	$17,456
Property operating expenses	(2,124)	(2,582)	(4,529)	(4,484)
Interest expense	(2,052)	(1,861)	(4,097)	(3,731)
Net income	3,616	3,059	7,642	7,262
PREIT’s share of equity in income of partnership	1,808	1,529	3,821	3,631

4. FINANCING ACTIVITY

Credit Agreements

As of June 30, 2018, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the 2018 Revolving Facility, and (b) the 2018 Term Loan Facility, and (2) the 2014 7-Year Term Loan. As further discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as of that date, we had entered into four credit agreements : (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (the “2018 Credit Agreement”) with Wells Fargo Bank, National Association, U.S. Bank National Association, Citizens Bank, N.A., and the other financial institutions signatory thereto, for an aggregate $700.0 million senior unsecured facility consisting of (i) a $400 million senior unsecured revolving credit facility (the “2018 Revolving Facility”), which replaced the our previously existing $400 million revolving credit agreement (the “2013 Revolving Facility”), and (ii) a $300 million term loan facility (the “2018 Term Loan Facility”), which was used to pay off a previously existing $150 million five year term loan (the “2014 5-Year Term Loan”),and a second $150 million five year term loan (the “2015 5-Year Term Loan” and, collectively with the 2014 5-Year Term Loan, the “5-Year Term Loans”). The maturity date of the 2018 Revolving Facility is May 23, 2022, subject to two six-month extensions at our election, and the maturity date of the 2018 Term Loan Facility is May 23, 2023. In connection with this activity, we recorded accelerated amortization of financing costs of $0.4 million.

On June 5, 2018, we entered into the Fifth Amendment (the “Amendment”) to the 2014 7-Year Term Loan with Wells Fargo Bank, National Association, and the other financial institutions signatory to the Amendment. The Amendment was entered into to make certain provisions of the 2014 7-Year Term Loan consistent with the 2018 Credit Agreement. Among other things, the Amendment (i) adds and updates certain definitions and provisions, including tax-related provisions, relating to foreign lenders under the 2014 7-Year Term Loan, (ii) updates the definition of “Existing Credit Agreement” to refer to the 2018 Credit Agreement, which updates the cross defaults between the 2014 7-Year Term Loan and the 2018 Credit Agreement (replacing such cross defaults to the agreements the 2018 Credit Agreement replaced), (iii) adds and amends provisions consistent with those provided in the 2018 Credit Agreement for determining an alternative rate of interest to LIBOR, when and if required, and (iv) adjusts or eliminates some of the covenants applicable to the Borrower, as defined therein. The Amendment does not extend the maturity date of the 2014 7-Year Term Loan or change the amounts that can be borrowed thereunder.

As of June 30, 2018, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and no amounts were borrowed under the 2018 Revolving Facility (with $14.8 million pledged as collateral for letters of credit at June 30, 2018, reduced to $5.1 million in July 2018). The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2018 is net of $3.1 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to the Unencumbered Debt Yield covenant (as described below), the maximum unsecured amount that was available for us to borrow under the 2018 Revolving Facility as of June 30, 2018 was $239.6 million.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the 2018 Credit Agreement. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.30% as of June 30, 2018, and is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans	Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans	Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%	0.20%	1.35%	0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	0.25%	1.45%	0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00 (1)	1.30%	0.30%	1.60%	0.60%
4	Equal to or greater than 0.550 to 1.00	1.55%	0.55%	1.90%	0.90%
(1)The initial rate in effect under the 2018 Term Loan Facility and as of June 30, 2018 was 1.60% per annum in excess of LIBOR.

The Credit Agreements contain certain affirmative and negative covenants, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after March 31, 2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (4) minimum Unencumbered Debt Yield of (a) 11.0% through and including June 30, 2020, (b) 11.25% any time after June 30, 2020 through and including June 30, 2021, and (c) 11.50% any time thereafter; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets, and enter into transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of June 30, 2018, the Borrower was in compliance with all financial covenants in the Credit Agreements.

We may prepay the amounts due under the Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings.

Upon the expiration of any applicable cure period following an event of default (except with respect to bankruptcy as described in the next sentence), the lenders may declare all of the obligations in connection with the Credit Agreements immediately due and payable. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PALP, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable.

Interest expense, deferred financing fee amortization and accelerated financing costs related to the Credit Agreements for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Revolving Facilities (1)
Interest expense	$248	$645	$613	$1,409
Deferred financing amortization	304	199	504	398

Term Loans (2)
Interest expense	4,499	3,712	8,785	6,547
Deferred financing amortization	190	190	381	377
Accelerated financing costs	363	—	363	—

(1) Includes the 2018 Revolving Facility and the 2013 Revolving Facility (collectively, the “Revolving Facilities”).
(2) Includes the 2018 Term Loan Facility, the 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,056.7	$1,012.8	$1,056.1	$1,029.7
(1) The carrying value of mortgage loans is net of unamortized debt issuance costs of $3.5 million and $3.4 million as of June 30, 2018 and December 31, 2017, respectively.

The mortgage loans contain various customary default provisions. As of June 30, 2018, we were not in default on any of the mortgage loans.

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

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall in Wilkes-Barre, Pennsylvania is expected to close no later than August 31, 2018.  In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired.  We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer to the borrower of the mortgage loan secured by Wyoming Valley Mall.  We have not received a notice of default on the loan, which had a balance of $74.4 million as of June 30, 2018; however, the loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $28.9 million (net of capitalized interest of $2.9 million) and $27.2 million (net of capitalized interest of $3.1 million) for the six months ended June 30, 2018 and 2017, respectively.

In our statement of cash flows, we show cash flows on our revolving facility on a net basis. Aggregate borrowings on our Revolving Facilities were $0.0 million and $202.0 million for the six months ended June 30, 2018 and 2017, respectively. Aggregate paydowns were $53.0 million and $297.0 million for the six months ended June 30, 2018 and 2017, respectively.

During the second quarter of 2018, we received the building and improvements formerly occupied by one of our tenants as part of the consideration for the termination of that tenant’s lease. We recorded non-cash lease termination income of $4.2 million in connection with this transaction, which we determined was the fair value of the building and improvements.

Paydowns of the 2014 5-Year Term Loan and the 2015 5-Year Term Loan of $150.0 million each were made in the six months ended June 30, 2018, which were directly paid from the 2018 Term Loan Facility borrowing and are considered to be non-cash transactions.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of June 30, 2018 and June 30, 2017.

(in thousands of dollars)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$42,198	$19,021
Restricted cash included in other assets	14,572	23,013
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$56,770	$42,034

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $138.5 million, including commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Provision for Employee Separation Expense

In 2018 and 2017, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.4 million and $1.1 million of employee separation expense in the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $1.1 million of employee separation expense in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had $0.7 million of severance accrued and unpaid related to our 2018 and 2017 employee termination related activities.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of June 30, 2018, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.
During the next 12 months, we estimate that $5.1 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of June 30, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $798.2 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

Accumulated other comprehensive income as of June 30, 2018 includes a net loss of $0.2 million relating to forward starting swaps that we cash settled in prior years that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps through August 2018.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at June 30, 2018 and December 31, 2017 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at June 30, 2018 (in millions of dollars)	Aggregate Fair Value at June 30, 2018 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2017 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2018(2)	N/A	N/A	$—
2019	$250.0	$1.0	0.8	1.44%
2020	100.0	2.7	1.9	1.23%
2021	398.2	12.6	7.0	1.57%
2022	—	—	N/A	—%
2023	50.0	0.3	N/A	2.62%
Forward Starting Swaps
2023	250.0	0.9	N/A	2.71%
Total	$1,048.2	$17.5	$9.7	1.83%

_________________________

(1)
As of June 30, 2018 and December 31, 2017, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)
Three swaps matured in the first six months of 2018. As of December 31, 2017, these swaps had a notional value that totaled $110.6 million, had a weighted average interest rate of 1.11% and a de minimus fair value.

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$3.8	$(0.9)	$(0.6)	$0.7	$8.9	$0.1	$(0.6)	$1.5

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(16.0)	$(14.4)	$(30.9)	$(29.8)

Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(0.6)	$0.7	$(0.6)	$1.5

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2018, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2018, we did not have any derivatives in a net liability position.

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
We currently own interests in 28 retail properties, of which 25 are operating properties and three are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.0 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.3 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.9 million square feet, of which we own 12.5 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as non-core during the periods presented. We also have one undeveloped land parcel located in Gainesville, Florida that is classified as held-for-sale as of June 30, 2018.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia).  We have two properties in our portfolio that are classified as under development; however, we do not currently have any activity occurring at these properties.
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

Net loss for the three months ended June 30, 2018 was $32.3 million, a decreased loss of $21.0 million compared to net loss of $53.3 million for the three months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $36.0 million, a decreased loss of $17.7 million compared to net loss of $53.8 million for the six months ended June 30, 2017. These decreases were primarily due to lower impairment charges recorded in the 2018 periods.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2018 (Six Months)
Consolidated properties	5	29	300,374	$4,678	1	7,836	$356
Unconsolidated properties	2	4	4,352	247	—	—	—
Total	5	33	304,726	$4,925	1	7,836	$356

2017 (Full Year)
Consolidated properties	16	75	341,701	$10,837	27	176,221	$4,809
Unconsolidated properties	9	16	191,538	2,103	9	164,228	1,581
Total	18	91	533,239	$12,940	36	340,449	$6,390
(1) Totals represent number of unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2018.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and in 2017 we recaptured the Sears premises at Capital City Mall and Magnolia Mall (we have since re-leased the Capital City Mall and Magnolia Mall spaces). Also in 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We have entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall, and are in negotiations with replacement tenants for that location.

The table below sets forth information related to our anchor replacement program:

	Former Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed	Decommission Date	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Exton Square Mall	Kmart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
In process:
Valley Mall	Macy's	120	Q1 16	Q4 17	One Life Fitness	70	Q4 18
					Tilt Studio	48	Q3 18
	BonTon	123	Q1 18	Q1 18	Belk	123	Q4 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	Sierra Trading Post	19	Q1 19
					HomeSense	28	Q3 18
					Five Below	9	Q4 18
					TBD	TBD	TBD
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					REI	20	Q2 19
					Restaurants and small shop space	TBD	Q4 19
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Various large format tenants	153	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Movie theater and entertainment	49	Q3 19
					Restaurant and entertainment space	44	Q4 19

(1)	Building and improvements are now owned by us. Property is subject to a ground lease dated June 23, 2017.

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
To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our 2018 Revolving Facility, (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $117.5 million as of June 30, 2018.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, Net Operating Income (“NOI”) and depreciation, will continue to be affected until the newly constructed space is completed, leased and occupied. Fashion District Philadelphia is scheduled to open in 2019.
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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which through June 30, 2018, ranged from 12.0% to 13.0%.

New Accounting Developments

See note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2018 and 2017:

	Occupancy (1) at June 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2018	2017	2018	2017	2018	2017
Retail portfolio weighted average:
Total excluding anchors	90.3%	90.1%	92.5%	90.3%	90.8%	90.1%
Total including anchors	92.7%	92.7%	93.9%	92.1%	92.9%	92.7%
Malls weighted average:
Total excluding anchors	90.8%	90.0%	92.3%	89.8%	90.9%	90.0%
Total including anchors	93.0%	92.8%	94.8%	93.0%	93.2%	92.9%
Other retail properties	41.9%	N/A	93.2%	91.4%	90.8%	91.4%
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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2018:

										Annualized Tenant Improvements psf (3)
		Number	GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot (“psf”)	Previous Rent psf	Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	30	108,264	6.5	$49.97					$10.94
	Unconsolidated(4)	—	—	—	—					—
Total Under 10k sf		30	108,264	6.5	49.97	n/a	n/a	n/a	n/a	10.94

Over 10k sf	Consolidated	6	79,598	10.0	36.72	n/a	n/a	n/a	n/a	6.9
Total New Leases		36	187,862	8.0	$44.36	n/a	n/a	n/a	n/a	$8.80
Renewal Leases
Under 10k sf	Consolidated	28	61,585	2.8	$53.25	$53.10	$0.15	0.3%	7.5%	$—
	Unconsolidated(4)	3	15,718	4.9	39.84	42.86	(3.02)	(7.0)%	0.5%	—
Total Under 10k sf		31	77,303	3.2	$50.52	$51.02	$(0.49)	(1.0)%	6.4%	$—

Total Fixed Rent		31	77,303	3.2	$50.52	$51.02	$(0.49)	(1.0)%	6.4%	$—
Percentage in Lieu	Consolidated	16	30,869	1.5	$40.28	$53.70	$(13.42)	(25.0)%	n/a	—
Total Renewal Leases(5)		47	108,172	2.7	$47.60	$51.78	$(4.19)	(8.1)%	6.4%	$—
Total Non Anchor		83	296,034	6.1	$45.54
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

(5)
Total renewal leases includes 2 leases and 2,589 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding these leases, the initial gross rent renewal spreads were (1.0%) for leases under 10,000 square feet and (6.9%) for all non-anchor leases.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2018:

				GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot ("psf")		Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)	Annualized Tenant Improvements psf (3)
			Number				Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated		48	159,469	6.8	$46.96					$10.02
	Unconsolidated(4)		8	29,429	7.4	39.65					20.94
Total Under 10k sf		—	56	188,898	6.9	45.82	n/a	n/a	n/a	n/a	11.85

Over 10k sf	Consolidated		8	102,055	10.0	37.12	n/a	n/a	n/a	n/a	7.31
Total New Leases			64	290,953	8.0	$42.77	n/a	n/a	n/a	n/a	$9.85
Renewal Leases
Under 10k sf	Consolidated		53	116,042	3.0	$50.33	$49.94	$0.39	0.8%	6.4%	$—
	Unconsolidated(4)		24	60,727	3.5	67.58	69.82	(2.24)	(3.2)%	1.8%	0.58
Total Under 10k sf			77	176,769	3.2	$56.26	$56.77	$(0.51)	(0.9)%	4.5%	$0.22

Over 10k sf	Consolidated		4	109,647	7.3	$23.82	$22.68	$1.14	5.0%	23.6%	$4.97
	Unconsolidated(4)		1	11,306	1.0	14.15	25.72	(11.57)	(45.0)%	(45.0)%	—
Total Over 10k sf			5	120,953	6.7	$22.91	$22.96	$(0.05)	(0.2)%	15.8%	$4.91
Total Fixed Rent			82	297,722	4.6	$42.71	$43.03	$(0.33)	(0.8)%	7.0%	$2.99
Percentage in Lieu	Consolidated		30	83,067	1.5	$32.44	$42.91	$(10.47)	(24.4)%	n/a	$—
Total Renewal Leases(5)			112	380,789	3.9	$40.47	$43.01	$(2.54)	(5.9)%	7.0%	$2.75
Total Non Anchor			176	671,742	5.7	$41.47
Anchor
New Leases			—	—	—	$—	n/a	n/a	n/a	n/a	$—
Renewal Leases	Consolidated		1	102,825	8.0	$4.73	$5.38	$(0.65)	(12.1)%	n/a	$—
Total			1	102,825	8.0	$4.73

(1)
Initial gross rent renewal spread is computed by comparing the initial rent psf in the new lease to the final rent psf amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, CAM charges, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

(2)
Average rent renewal spread is computed by comparing the average rent psf over the new lease term to the final rent psf amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent and fixed CAM charges, but excludes pro rata CAM charges, estimated real estate tax reimbursements, marketing charges and percentage rent.

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

(5)
Total renewal leases includes 7 leases and 11,102 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing. Excluding these leases, the initial gross rent renewal spreads were 0.8% for leases under 10,000 square feet and (4.6%) for all non anchor leases. Excluding these leases, the average rent renewal spreads were 6.4% for leases under 10,000 square feet and 8.6% for all non anchor leases.

Overview

Net loss for the three months ended June 30, 2018 was $32.3 million, a decreased loss of $21.0 million compared to net loss of $53.3 million for the three months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $36.0 million, a decreased loss of $17.7 million compared to net loss of $53.8 million for the six months ended June 30, 2017. These decreases were primarily due to lower impairment charges recorded in the 2018 periods.

See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		% Change 2017 to 2018	Six Months Ended June 30,		% Change 2017 to 2018
(in thousands of dollars)	2018	2017		2018	2017
Real estate revenue	$91,122	$88,410	3%	$176,515	$176,834	—%
Property operating expenses	(34,059)	(35,226)	(3)%	(70,764)	(72,206)	(2)%
Other income	851	840	1%	1,740	1,680	4%
Depreciation and amortization	(33,356)	(32,928)	1%	(67,386)	(64,686)	4%
General and administrative expenses	(9,396)	(9,232)	2%	(19,528)	(18,273)	7%
Provision for employee separation expense	(395)	(1,053)	(62)%	(395)	(1,053)	(62)%
Project costs and other expenses	(139)	(85)	64%	(251)	(397)	(37)%
Interest expense, net	(15,982)	(14,418)	11%	(30,883)	(29,756)	4%
Impairment of assets	(34,286)	(53,917)	(36)%	(34,286)	(53,917)	(36)%
Equity in income of partnerships	2,571	4,154	(38)%	5,709	7,890	(28)%
Gain on sale of real estate by equity method investee	—	—	—%	2,773	—	—%
Gains (adjustment to gains) on sales of interest in non operating real estate	—	486	(100)%	(25)	486	(105)%
Gains (losses) on sales of interests in real estate, net	748	(308)	(343)%	748	(365)	(305)%
Net loss	$(32,321)	$(53,277)	(39)%	$(36,033)	$(53,763)	(33)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Real estate revenue increased by $2.7 million, or 3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to:

•
an increase of $5.3 million in same store lease termination revenue, including $7.1 million from the termination of leases with three tenants during the three months ending June 30, 2018; partially offset by $1.7 million received from two tenants during the three months ending June 30, 2017; and

•
an increase of $0.6 million in same store base rent due to $1.2 million from net new store openings over the previous twelve months, partially offset by a $0.4 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.2 million decrease related to co-tenancy concessions that resulted from anchor closings; partially offset by

•	a decrease of $3.1 million in real estate revenue related to properties sold in 2017; and

•
a decrease of $0.3 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties, and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements.

Real estate revenue decreased by $0.3 million, or less than 1%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to:

•	a decrease of $6.6 million in real estate revenue related to properties sold in 2017; and

•
a decrease of $0.8 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; partially offset by

•
an increase of $4.9 million in same store lease termination revenue, including $7.1 million from the termination of leases with three tenants during the six months ending June 30, 2018, partially offset by $2.1 million received from three tenants during the six months ending June 30, 2017;

•
an increase of $1.5 million in same store base rent due to $2.5 million from net new store openings over the previous twelve months, partially offset by a $0.6 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.4 million decrease related to co-tenancy concessions due to anchor closings; and

•
an increase of $0.5 million in same store real estate tax reimbursements due to an increase in real estate tax expense (see “—Property Operating Expenses”), partially offset by lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements.

Property operating expenses

Property operating expenses decreased by $1.2 million, or 3%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to:

•	a decrease of $1.0 million in property operating expenses related to properties sold in 2017;

•
a decrease of $0.9 million in same store common area maintenance expense, including a decrease of $0.6 million in housekeeping, maintenance and loss prevention expense due to negotiated rate reductions with the service providers; and

•	a decrease of $0.2 million in same store tenant utility expense due to a combination of lower electric rates and usage compared to the three months ended June 30, 2017; partially offset by

•	an increase of $0.9 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
an increase of $0.2 million in same store other property expenses, including a $0.4 million increase in bad debt expense, partially offset by a $0.3 million decrease in personnel costs. The increase in bad debt expense was due to increased reserves for tenants in bankruptcy and other troubled tenants.

Property operating expenses decreased by $1.4 million, or 2%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to:

•	a decrease of $3.0 million in property operating expenses related to properties sold in 2017; and

•
a decrease of $1.0 million in same store common area maintenance expense, including a $0.7 million decrease in personnel costs and an $0.8 million decrease in housekeeping, maintenance and loss prevention expense due to negotiated rate reductions with the service providers, partially offset by a $0.4 million increase in snow removal expense due to higher snow fall amounts across the Mid-Atlantic States, where many of our properties are located; partially offset by

•	an increase of $1.9 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
an increase of $0.7 million in same store other property expenses, including a $1.0 million increase in bad debt expense, partially offset by a $0.5 million decrease in personnel costs. The increase in bad debt expense was due to increased reserves for tenants in bankruptcy and other troubled tenants.

Depreciation and amortization

Depreciation and amortization expense increased by $0.4 million, or 1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to:

•
an increase of $1.1 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $0.7 million related to properties sold in 2017.

Depreciation and amortization expense increased by $2.7 million, or 4%, in the six months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to:

•
an increase of $4.2 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $1.5 million related to properties sold in 2017.

General and administrative expenses

General and administrative expenses increased by $0.2 million, or 2%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and by $1.3 million, or 7%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to increases in short-term incentive compensation expense and long-term deferred compensation amortization, as well as an increase in professional fee expense.

Interest expense

Interest expense increased by $1.6 million, or 11%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase was primarily due to the accelerated financing fees of $0.4 million recorded June 2018 in connection with the 2018 Credit Agreement and a higher weighted average interest rate, partially offset by greater amounts of capitalized interest in 2018 and lower weighted average debt balances. Our weighted average effective borrowing rate was 4.21% for the three months ended June 30, 2018 compared to 3.97% for the three months ended June 30, 2017. Our weighted average debt balance was $1,606.3 million for the three months ended June 30, 2018, compared to $1,627.5 million for the three months ended June 30, 2017.

Interest expense increased by $1.1 million, or 4%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was primarily due to higher weighted average interest rates and the accelerated amortization of deferred financing fees of $0.4 million recorded in June 2018 in connection with the 2018 Credit Agreement, partially offset by greater amounts of capitalized interest in 2018 and lower weighted average debt balances. Our weighted average effective borrowing rate was 4.14% for the six months ended June 30, 2018 compared to 4.00% for the six months ended June 30, 2017. Our weighted average debt balance was $1,613.7 million for the six months ended June 30, 2018, compared to $1,644.9 million for the six months ended June 30, 2017.

Impairment of Assets

Impairment of assets for the three and six months ended June 30, 2018 consisted of $32.2 million in connection with Wyoming Valley Mall, Wilkes-Barre, Pennsylvania and $2.1 million in connection with sale negotiations with a prospective buyer of an undeveloped land parcel located in Gainesville, Florida.

Impairment of assets for the three and six months ended June 30, 2017 consisted of $38.4 million in connection with sale negotiations with a prospective buyer of Logan Valley Mall in Altoona, Pennsylvania and $15.5 million in connection with the marketing for sale of Valley View Mall in La Crosse, Wisconsin.

Equity in income of partnerships

Equity in income of partnerships decreased by $1.6 million, or 38%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and by $2.2 million, or 28%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to lower rent resulting from the sale of the 801 Market and 907 Market office condominium interests.

Gain on sale of real estate by equity method investee
Gain on sale of real estate by equity method investee was $2.8 million in the six months ended June 30, 2018, resulting from our 50% share of a $5.5 million gain on the sale of a condominium interest in 907 Market Street in Philadelphia, Pennsylvania by a partnership in which we hold a 50% ownership interest.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”) which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

•
We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. When we use and present NOI, we also do so on a same store (“Same Store NOI”) and non-same store (“Non Same Store NOI”) basis to differentiate between properties that we have owned for the full periods presented and properties acquired, sold, under redevelopment or designated as non-core during those periods. Furthermore, our use and presentation of NOI combines NOI from our consolidated properties and NOI attributable to our share of unconsolidated properties in order to arrive at total NOI. We believe that this is also helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP as equity in income of partnerships. See “Unconsolidated Properties and Proportionate Financial Information” below.

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, when applicable, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted, which we believe is helpful to management and investors because they adjust FFO to exclude items that management does not believe are indicative of operating performance, such as provision for employee separation expense and accelerated amortization of financing costs.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, employee separation expenses, interest expense, depreciation and amortization, impairment of assets, gains/ adjustment to gains on sale of interest in non operating real estate, gain on sale of interest in real estate by equity method investee, gains/ losses on sales of interests in real estate, net, and project costs and other expenses. We believe that net income is the most directly comparable GAAP measure to NOI.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired, disposed, under redevelopment or designated as non-core during the periods presented. Non Same Store NOI is calculated using the properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Net loss	$(32,321)	$(53,277)	$(36,033)	$(53,763)
Other income	(851)	(840)	(1,740)	(1,680)
Depreciation and amortization	33,356	32,928	67,386	64,686
General and administrative expenses	9,396	9,232	19,528	18,273
Employee separation expenses	395	1,053	395	1,053
Project costs and other expenses	139	85	251	397
Interest expense, net	15,982	14,418	30,883	29,756
Impairment of assets	34,286	53,917	34,286	53,917
Equity in income of partnerships	(2,571)	(4,154)	(5,709)	(7,890)
Gain on sale of real estate by equity method investee	—	—	(2,773)	—
(Gains) adjustment to gains on sales of interest in non operating real estate	—	(486)	25	(486)
(Gains) losses on sales of interests in real estate, net	(748)	308	(748)	365
NOI from consolidated properties	$57,063	$53,184	$105,751	$104,628

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2018	2017	2018	2017
Equity in income of partnerships	$2,571	$4,154	$5,709	$7,890
Other income	(12)	—	(23)	—
Depreciation and amortization	2,145	3,026	4,385	5,592
Interest and other expenses	2,706	2,566	5,378	5,116
NOI from equity method investments at ownership share	$7,410	$9,746	$15,449	$18,598

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2018 and 2017:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$55,417	$49,544	$1,646	$3,640	$57,063	$53,184
NOI from equity method investments at ownership share	7,354	7,173	56	2,573	7,410	9,746
Total NOI	62,771	56,717	1,702	6,213	64,473	62,930
Less: lease termination revenue	7,095	1,827	—	35	7,095	1,862
Total NOI excluding lease termination revenue	$55,676	$54,890	$1,702	$6,178	$57,378	$61,068

Total NOI increased by $1.5 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase of $6.1 million from Same Store Properties offset by a decrease of $4.5 million in NOI from Non Same Store properties. The increase in Same Store properties is primarily due to an increase of lease termination revenue. The decrease in Non Same Store properties is primarily due to properties sold in 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2018 and 2017:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$102,405	$97,733	$3,346	$6,895	$105,751	$104,628
NOI from equity method investments at ownership share	14,929	14,736	520	3,862	15,449	18,598
Total NOI	117,334	112,469	3,866	10,757	121,200	123,226
Less: lease termination revenue	7,356	2,346	21	71	7,377	2,417
Total NOI excluding lease termination revenue	$109,978	$110,123	$3,845	$10,686	$113,823	$120,809

Total NOI decreased by $2.0 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease of $6.9 million in NOI from Non Same Store properties, partially offset by an increase of $4.9 million from Same Store properties. The decrease in Non Same Store properties is primarily due to properties sold in 2017. The increase in Same Store properties is primarily due to lease termination revenue, as well as the factors discussed in “—Real Estate Revenue” and “—Property Operating Expenses” above, which provide further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2018 and 2017, respectively, to show the effect of such items as provision for employee separation expense and accelerated amortization of financing costs, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net loss	$(32,321)	$(53,277)	$(36,033)	$(53,763)
Depreciation and amortization on real estate:
Consolidated properties	33,002	32,506	66,664	63,940
PREIT’s share of equity method investments	2,145	3,026	4,385	5,592
Gain on sale of real estate by equity method investee	—	—	(2,773)	—
(Gains) losses on sales of interests in real estate, net	(748)	308	(748)	365
Impairment of assets	34,286	53,917	34,286	53,917
Preferred share dividends	(6,844)	(7,067)	(13,688)	(13,272)
Funds from operations attributable to common shareholders and OP Unit holders	29,520	29,413	52,093	56,779
Accelerated amortization of financing costs	363	—	363	—
Provision for employee separation expense	395	1,053	395	1,053
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$30,278	$30,466	$52,851	$57,832
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.38	$0.38	$0.67	$0.73
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.39	$0.39	$0.68	$0.74

Weighted average number of shares outstanding	69,747	69,307	69,675	69,263
Weighted average effect of full conversion of OP Units	8,273	8,313	8,273	8,313
Effect of common share equivalents	367	—	340	57
Total weighted average shares outstanding, including OP Units	78,387	77,620	78,288	77,633

FFO attributable to common shareholders and OP Unit holders was $29.5 million for the three months ended June 30, 2018, an increase of $0.1 million, or 0.4%, compared to $29.4 million for the three months ended June 30, 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.38 for each of the three months ended June 30, 2018 and 2017.

FFO attributable to common shareholders and OP Unit holders was $52.1 million for the six months ended June 30, 2018, a decrease of $4.7 million, or 8.3%, compared to $56.8 million for the six months ended June 30, 2017. This decrease is primarily due to properties sold in 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.67 and $0.73 for the six months ended June 30, 2018 and 2017, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2018 were $46.7 million, based on distributions of $0.9218 per Series B Preferred Share, $0.9000 per Series C Preferred Share, $0.8594 per Series D Share, and $0.42 per common share and OP Unit.

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

Credit Agreements

We have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the 2018 Revolving Facility and (b) the 2018 Term Loan Facility and (2) the 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

See note 4 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of June 30, 2018, we had borrowed $550.0 million under the Term Loans, no amounts were outstanding under our 2018 Revolving Facility, and $14.8 million was pledged under the 2018 Revolving Facility as collateral for letters of credit. Pursuant to certain covenants in the 2018 Revolving Facility, the unused portion of the 2018 Revolving Facility that was available to us as of June 30, 2018 was $239.6 million.

Interest Rate Derivative Agreements

As of June 30, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $798.2 million, maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023.

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

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall, in Wilkes-Barre, Pennsylvania is expected to close no later than August 31, 2018.  In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired.  We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer to the borrower of the mortgage loan secured by Wyoming Valley Mall.  We have not received a notice of default on the loan, which had a balance of $74.4 million as of June 30, 2018; however, the loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event.

Mortgage Loans

As of June 30, 2018, our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at June 30, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.23% at June 30, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.26% at June 30, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2018:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Principal payments	$102,150	$9,054	$39,308	$35,082	$18,706
Balloon payments	958,042	—	27,161	599,489	331,392
Total	$1,060,192	$9,054	$66,469	$634,571	$350,098
Less: unamortized debt issuance costs	3,506
Carrying value of mortgage notes payable	$1,056,686

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2018 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Mortgage loan principal payments	$1,060,192	$9,054	$66,469	$634,571	$350,098
Term Loans	550,000	—	—	250,000	300,000
2018 Revolving Facility(1)	—	—	—	—	—
Interest on indebtedness (2) (3)	283,725	46,086	124,196	84,867	28,576
Operating leases	3,310	1,032	2,111	167	—
Ground leases	42,071	792	2,568	3,168	35,543
Development and redevelopment commitments (4)	138,453	118,500	19,953	—	—
Total	$2,077,751	$175,464	$215,297	$972,773	$714,217
_________________________
(1) As of June 30, 2018, no amounts were outstanding under the 2018 Revolving Facility, which has an initial maturity date of May 23, 2022.
(2) Includes payments expected to be made in connection with interest rate swaps.
(3) For interest payments associated with variable rate debt, these amounts are based on the rates in effect on June 30, 2018.
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

CASH FLOWS

Net cash provided by operating activities totaled $75.1 million for the six months ended June 30, 2018 compared to $71.2 million for the six months ended June 30, 2017. This increase reflects nominal increases in cash provided from changes in working capital, partially offset by lower distributions from equity method investees.

Cash flows provided by investing activities were $53.0 million for the six months ended June 30, 2018 compared to cash flows used in investing activities of $76.5 million for the six months ended June 30, 2017. Cash flows provided by investing activities for the six months ended June 30, 2018 included $123.0 million of distributions from our new Fashion District Philadelphia term loan and $19.7 million of proceeds from our share of the sale of the condominium space at 907 Market Street, partially offset by additions to construction in progress of $22.4 million, investments in partnerships of $31.4 million (primarily at Fashion District Philadelphia), and real estate improvements of $17.2 million (primarily related to ongoing improvements at our properties). Investing activities for the first six months of 2017 included additions to construction in progress of $57.4 million, investments in partnerships of $38.3 million (primarily at Fashion District Philadelphia), and real estate improvements of $23.2 million, primarily related to ongoing improvements at our properties, partially offset by $45.9 million in proceeds from the sale of two operating properties.

Cash flows used in financing activities were $105.3 million for the six months ended June 30, 2018 compared to cash flows provided by financing activities of $17.5 million for the six months ended June 30, 2017. Cash flows used in financing activities for the first six months of 2018 included $53.0 million of net repayments on our 2013 Revolving Facility, aggregate dividends and distributions of $46.7 million, and principal installments on mortgage loans of $9.4 million, partially offset by $10.2 million of borrowing on our Viewmont Mall mortgage loan. Cash flows provided by financing activities for the six months ended June 30, 2017 included $166.3 million of net proceeds from our issuance of our Series C preferred shares and $55.0 million of net 2013 Revolving Facility borrowings, partially offset by mortgage loan repayments of $150.0 million, dividends and distributions of $45.5 million, and principal installments on mortgage loans of $8.1 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2018, our consolidated debt portfolio consisted of $1,056.7 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 3.58% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 3.58%. As of June 30, 2018, no amounts were outstanding under our 2018 Revolving Facility.

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.28% at June 30, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.23% at June 30, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.26% at June 30, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2018	$8,214	4.24%	$840		3.98%
2019	17,837	4.25%	1,680	(2)	3.98%
2020	45,272	5.03%	1,680	(2)	3.98%
2021	18,602	4.20%	440,902	(2)	3.68%
2022 and thereafter	708,253	4.21%	366,912		3.60%
_________________________

(1)	Based on the weighted average interest rates in effect as of June 30, 2018.

(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 3.58% as of June 30, 2018.

As of June 30, 2018, we had $812.0 million of variable rate debt. Also, as of June 30, 2018, we had entered into interest rate swap agreements with an aggregate weighted average interest rate of 1.55% on a notional amount of $798.2 million maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2018 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $55.5 million at June 30, 2018. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $58.4 million at June 30, 2018. Based on the variable rate debt included in our debt portfolio at June 30, 2018, a 100 basis point increase in interest rates would have resulted in an additional $0.1 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $0.1 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2018 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	—	$—	—	$—
May 1 - May 31, 2018	—	—	—	—
June 1 - June 30, 2018	—	—	—	—
Total	—	$—	—	$—

ITEM 6.  EXHIBITS.

10.1*	Amended and Restated Credit Agreement dated as of May 24, 2018 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

10.2*	Amended and Restated Guaranty dated as of May 24, 2018 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P.

10.3*	Fifth Amendment to Seven-Year Term Loan Agreement dated as of June 5, 2018 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Equity for the six months ended June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 3, 2018
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

		By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)