Form 10-Q
period 2018-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2018-11-01
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares of beneficial interest, $1.00 par value per share, outstanding at October 26, 2018: 70,465,156

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,184,656	$3,180,212
Construction in progress	121,204	113,609
Land held for development	5,881	5,881
Total investments in real estate	3,311,741	3,299,702
Accumulated depreciation	(1,169,709)	(1,111,007)
Net investments in real estate	2,142,032	2,188,695
INVESTMENTS IN PARTNERSHIPS, at equity:	120,915	216,823
OTHER ASSETS:
Cash and cash equivalents	19,294	15,348
Tenant and other receivables (net of allowance for doubtful accounts of $7,246 and $7,248 at September 30, 2018 and December 31, 2017, respectively)	33,801	38,166
Intangible assets (net of accumulated amortization of $14,791 and $13,117 at September 30, 2018 and December 31, 2017, respectively)	17,360	17,693
Deferred costs and other assets, net	131,043	112,046
Assets held for sale	15,874	—
Total assets	$2,480,319	$2,588,771
LIABILITIES:
Mortgage loans payable, net	$1,052,138	$1,056,084
Term Loans, net	547,108	547,758
Revolving Facilities	37,000	53,000
Tenants’ deposits and deferred rent	10,155	11,446
Distributions in excess of partnership investments	92,682	97,868
Fair value of derivative liabilities	—	20
Accrued expenses and other liabilities	71,862	61,604
Total liabilities	1,810,945	1,827,780
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 3,450 Series B Preferred Shares issued and outstanding at each of September 30, 2018 and December 31, 2017; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 6,900 Series C Preferred Shares issued and outstanding at each of September 30, 2018 and December 31, 2017; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 preferred shares authorized; 5,000 Series D Preferred Shares issued and outstanding at each of September 30, 2018 and December 31, 2017; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 70,473 and 69,983 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	70,473	69,983
Capital contributed in excess of par	1,669,239	1,663,966
Accumulated other comprehensive income	16,505	7,226
Distributions in excess of net income	(1,205,896)	(1,109,469)
Total equity—Pennsylvania Real Estate Investment Trust	550,475	631,860
Noncontrolling interest	118,899	129,131
Total equity	669,374	760,991
Total liabilities and equity	$2,480,319	$2,588,771

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
REVENUE:
Real estate revenue:
Base rent	$56,372	$56,874	$167,714	$171,078
Expense reimbursements	26,833	26,900	80,194	81,981
Percentage rent	646	593	902	1,223
Lease termination revenue	45	7	7,166	2,279
Other real estate revenue	2,493	2,345	6,928	6,992
Total real estate revenue	86,389	86,719	262,904	263,553
Other income	1,714	2,492	3,454	4,172
Total revenue	88,103	89,211	266,358	267,725
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,826)	(25,772)	(84,569)	(83,985)
Utilities	(4,430)	(4,444)	(12,143)	(12,407)
Other property operating expenses	(2,444)	(3,087)	(8,752)	(9,117)
Total property operating expenses	(34,700)	(33,303)	(105,464)	(105,509)
Depreciation and amortization	(33,119)	(29,966)	(100,505)	(94,652)
General and administrative expenses	(8,441)	(8,288)	(27,969)	(26,561)
Provision for employee separation expenses	(561)	—	(956)	(1,053)
Project costs and other expenses	(214)	(150)	(465)	(547)
Total operating expenses	(77,035)	(71,707)	(235,359)	(228,322)
Interest expense, net	(15,181)	(14,342)	(46,064)	(44,098)
Impairment of assets	—	(1,825)	(34,286)	(55,742)
Total expenses	(92,216)	(87,874)	(315,709)	(328,162)
(Loss) income before equity in income of partnerships, gain on sale of real estate by equity method investee, gains (adjustment to gains) on sales of interests in non operating real estate and gains (losses) on sales of interests in real estate, net	(4,113)	1,337	(49,351)	(60,437)
Equity in income of partnerships	2,477	4,254	8,186	12,144
Gain on sale of real estate by equity method investee	—	6,718	2,773	6,718
(Adjustment to gains) gains on sales of interests in non operating real estate	—	—	(25)	486
Losses (gains) on sales of interests in real estate, net	—	(9)	748	(374)
Net (loss) income	(1,636)	12,300	(37,669)	(41,463)
Less: net loss (income) attributable to noncontrolling interest	891	(507)	6,122	6,627
Net (loss) income attributable to PREIT	(745)	11,793	(31,547)	(34,836)
Less: preferred share dividends	(6,843)	(7,525)	(20,531)	(20,797)
Net (loss) income attributable to PREIT common shareholders	$(7,588)	$4,268	$(52,078)	$(55,633)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(1,636)	$12,300	$(37,669)	$(41,463)
Noncontrolling interest	891	(507)	6,122	6,627
Preferred share dividends	(6,843)	(7,525)	(20,531)	(20,797)
Dividends on unvested restricted shares	(136)	(87)	(412)	(272)
Net (loss) income used to calculate loss per share—basic and diluted	$(7,724)	$4,181	$(52,490)	$(55,905)

Basic and diluted (loss) earnings per share:	$(0.11)	$0.06	$(0.75)	$(0.81)

(in thousands of shares)
Weighted average shares outstanding—basic	69,803	69,424	69,718	69,319
Effect of common share equivalents (1)	—	—	—	—
Weighted average shares outstanding—diluted	69,803	69,424	69,718	69,319
_________________________

(1)
The Company had net losses used to calculate earnings per share for the three months ended September 30, 2018 and the nine months ended September 30, 2018 and 2017. Therefore, the effects of common share equivalents of 38 for the three months ended September 30, 2018 and 272 and 51 for the nine months ended September 30, 2018 and 2017, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive. There were no common share equivalents for the three months ended September 30, 2017.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Comprehensive income:
Net (loss) income	$(1,636)	$12,300	$(37,669)	$(41,463)
Unrealized gain (loss) on derivatives	1,905	266	9,662	1,544
Amortization of settled swaps	180	259	719	597
Total comprehensive income (loss)	449	12,825	(27,288)	(39,322)
Less: comprehensive loss (income) attributable to noncontrolling interest	669	(563)	5,020	6,398
Comprehensive income (loss) attributable to PREIT	$1,118	$12,262	$(22,268)	$(32,924)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended
September 30, 2018
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D					Non- controlling interest
Balance December 31, 2017	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,109,469)	$129,131
Net loss	(37,669)	—	—	—	—	—	—	(31,547)	(6,122)
Other comprehensive income	10,381	—	—	—	—	—	9,279	—	1,102
Shares issued under employee compensation plans, net of shares retired	371	—	—	—	490	(119)	—	—	—
Amortization of deferred compensation	5,392	—	—	—	—	5,392	—	—	—
Distributions paid to common shareholders ($0.63 per share)	(44,349)	—	—	—	—	—	—	(44,349)	—
Distributions paid to Series B preferred shareholders ($1.3827 per share)	(4,772)	—	—	—	—	—	—	(4,772)	—
Distributions paid to Series C preferred shareholders ($1.35 per share)	(9,315)	—	—	—	—	—	—	(9,315)	—
Distributions paid to Series D preferred shareholders ($1.2891 per share)	(6,444)	—	—	—	—	—	—	(6,444)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.63 per unit)	(5,212)	—	—	—	—	—	—	—	(5,212)
Balance September 30, 2018	$669,374	$35	$69	$50	$70,473	$1,669,239	$16,505	$(1,205,896)	$118,899

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2018	2017
Cash flows from operating activities:
Net loss	$(37,669)	$(41,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	92,063	87,963
Amortization	10,776	8,695
Straight-line rent adjustments	(1,753)	(1,908)
Provision for doubtful accounts	2,054	1,281
Non-cash lease termination revenue	(4,200)	—
Amortization of deferred compensation	5,392	4,518
Gains on sales of interests in real estate, net	(723)	(112)
Equity in income of partnerships	(8,186)	(12,144)
Gain on sale of real estate by equity method investee	(2,773)	(6,718)
Cash distributions from partnerships	6,029	10,974
Amortization of historic tax credits	(810)	(1,768)
Impairment of assets	34,286	55,742
Change in assets and liabilities:
Net change in other assets	(1,904)	(5,641)
Net change in other liabilities	1,632	(4,556)
Net cash provided by operating activities	94,214	94,863
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(11,400)	—
Distribution of financing proceeds from equity method investee	123,000	—
Cash proceeds from sales of real estate	1,636	77,778
Cash distributions from partnerships of proceeds from real estate sold	19,727	30,265
Investments in partnerships	(47,074)	(56,778)
Investments in real estate improvements	(23,918)	(36,850)
Additions to construction in progress	(51,349)	(93,178)
Capitalized leasing costs	(10,423)	(4,633)
Additions to leasehold improvements and corporate fixed assets	(67)	(511)
Net cash provided by (used in) investing activities	132	(83,907)
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	282,005
Borrowing from (repayment of) mortgage loans	10,185	(150,000)
Net (repayments) borrowings under revolving facility	(16,000)	3,000
Dividends paid to common shareholders	(44,349)	(43,959)
Dividends paid to preferred shareholders	(20,531)	(19,752)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(5,212)	(5,232)
Principal installments on mortgage loans	(14,217)	(12,581)
Payment of deferred financing costs	(6,522)	(71)
Value of shares of beneficial interest issued	1,118	1,790
Value of shares retired under equity incentive plans, net of shares issued	(747)	(1,328)
Net cash (used in) provided by financing activities	(96,275)	53,872
Net change in cash, cash equivalents, and restricted cash	(1,929)	64,828
Cash, cash equivalents, and restricted cash, beginning of period	33,953	29,865
Cash, cash equivalents, and restricted cash, end of period	$32,024	$94,693

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 28 properties operating in nine states, including 21 shopping malls, four other retail properties and three development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)). Two properties in our portfolio are classified as under development; however, we do not currently have any activity occurring at these properties. We also have one undeveloped land parcel located in Gainesville, Florida that is classified as held-for-sale as of September 30, 2018.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2018, we held an 89.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2018, the total amount that would have been distributed would have been $78.3 million, which is calculated using our September 28, 2018 (which was the last trading day in the third quarter of 2018) closing price on the New York Stock Exchange of $9.46 per share multiplied by the number of outstanding OP Units held by limited partners, which was 8,272,636 as of September 30, 2018.

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

New Accounting Developments

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of this new standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU No 2016-08, which updates Topic 606 to clarify principal versus agent considerations (reporting revenue gross versus net). The adoption of this new standard did not have a significant impact on our consolidated financial statements. We adopted the standard effective January 1, 2018 using the modified retrospective approach, which requires a cumulative adjustment as of the date of the adoption, if applicable. We did not record any such cumulative adjustment in connection with the implementation of the new pronouncement.

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

Revenue from the reimbursement of marketing expenses, which is recorded in other real estate revenues in the consolidated statement of operations, is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contract performance obligations are fulfilled throughout the calendar year when marketing expenditures are made for each property. Payments from the tenants are made on a regular periodic basis (usually monthly) as agreed upon within the respective leases. We aggregate the tenant payments for each property and defer income recognition if the reimbursements are lower than the aggregate marketing expenditures through that date. Deferred marketing reimbursement income is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $1.4 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing reimbursement revenue was $0.4 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Property management revenue from management and development activities is generated through management contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statement of operations. In the case of management fees, our contract performance obligations are fulfilled at the time the management services are performed, which is usually on a monthly basis. Payments from the third party owners or joint ventures are usually made every month and generally not received in advance. Revenue is recognized on a monthly basis. In the case of development fees, these revenues are generated through development agreements with third parties or joint ventures. Our contract performance obligations are fulfilled each month as we perform certain stipulated development activities. Payments are generally made monthly, correspond to the volume of development activity or spending on the respective project and are not usually received in advance. Development fees are recognized as revenue, and are usually based upon spending levels or other activities, as defined in the respective agreements. Property management fee revenue was $0.2 million for each of the three months ended September 30, 2018 and 2017, and $0.5 million for each of the nine months ended September 30, 2018 and 2017. Development fee revenue was $0.2 million for each of the three months ended September 30, 2018 and 2017, and was $0.6 million for each of the nine months ended September 30, 2018 and 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows.  Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted this standard effective January 1, 2018.  The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company to provide additional details regarding changes in restricted cash and we utilized a retrospective transition method for each period presented within financial statements. In applying the retrospective transition method, net cash used in investing activities for the nine months ended September 30, 2017 increased by $2.3 million as the change in escrow accounts is now included directly in net change in cash, cash equivalents and restricted cash. See note 5 for details regarding cash and restricted cash as presented within the consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. The Company adopted this new standard effective January 1, 2018 using the retrospective transition method. The statement of cash flows for the nine months ended September 30, 2017 has been restated to reflect the adoption of ASU 2016-15. Upon adoption, we changed the prior period presentation of the statement of cash flows for $1.9 million of cash distributions from partnerships that was previously presented within net cash used in investing activities to now be reflected within net cash provided by operating activities for the nine months ended September 30, 2017 using the nature of the distribution approach.

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

Immaterial error correction

The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three-month period ended September 30, 2017 and the nine-month periods ended September 30, 2018 and 2017 include the impact of correcting the reporting of net loss (income) attributable to noncontrolling interest and common shareholders, respectively in the three months ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2017. Specifically, the correction adjusts for a computational error by reducing net income (and comprehensive income) or by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest by $0.7 million for each of the three months ended March 31, 2018 and 2017, respectively; $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively; and $0.8 million for the three months ended September 30, 2017. The adjustments also increased the amount of net income (and comprehensive income) or decreased the amount of loss (and comprehensive loss) attributable to PREIT and PREIT common shareholders by the corresponding amounts. The adjustments also increased the amount of basic and diluted earnings per share or decreased the amount of basic and diluted loss per share by $0.01 for each of the three months ended March 31, 2018 and 2017, respectively; $0.01 for each of the three months ended June 30, 2018 and 2017, respectively; and $0.01 for the three months ended September 30, 2017.

The Consolidated Balance Sheet as of December 31, 2017 and the Consolidated Statement of Equity for the nine-months ended September 30, 2018 includes the cumulative impact of correcting the reporting of noncontrolling interest through December 31, 2017.  Specifically, noncontrolling interest decreased by $7.8 million as of December 31, 2017 and Total equity - Pennsylvania Real Estate Investment Trust increased by the corresponding amount .

We will correct this error in our consolidated financial statements for the years ended December 31, 2017 and 2016 when they are presented in our filing on Form 10-K for the year ending December 31, 2018 and for the three months ending March 31, 2018 and June 30, 2018 in the Form 10-Q for the respective quarters ended March 31, 2019 and June 30, 2019.

These corrections had no impact on the previously reported amounts of net income (loss), total equity, and consolidated cash flows from operating, investing or financing activities.

We evaluated these corrections and determined, based on quantitative and qualitative factors, that the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2018 and December 31, 2017 were comprised of the following:

(in thousands of dollars)	As of September 30, 2018	As of December 31, 2017
Buildings, improvements and construction in progress	$2,839,040	$2,808,622
Land, including land held for development	472,701	491,080
Total investments in real estate	3,311,741	3,299,702
Accumulated depreciation	(1,169,709)	(1,111,007)
Net investments in real estate	$2,142,032	$2,188,695

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Development/Redevelopment Activities:
Interest	$1,821	$2,209	$4,728	$5,358
Compensation, including commissions	352	362	1,067	1,058
Real estate taxes	430	496	810	651

Leasing Activities:
Compensation, including commissions	1,482	1,536	5,423	4,633

Acquisitions

In June 2018, we purchased certain real estate and related improvements at Valley Mall in Hagerstown, Maryland for $11.4 million.

Dispositions

In October 2018, we sold an outparcel on which two operating restaurants are located at Valley Mall in Hagerstown, Maryland for $2.4 million. We expect to record a gain of approximately $1.0 million on this sale in the fourth quarter of 2018.

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

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2018 and December 31, 2017:

(in thousands of dollars)	September 30, 2018	December 31, 2017
ASSETS:
Investments in real estate, at cost:
Operating properties	$569,508	$612,689
Construction in progress	396,214	293,102
Total investments in real estate	965,722	905,791
Accumulated depreciation	(208,555)	(202,424)
Net investments in real estate	757,167	703,367
Cash and cash equivalents	26,129	26,158
Deferred costs and other assets, net	33,310	34,345
Total assets	816,606	763,870
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	509,039	513,139
FDP Term Loan, net	247,772	—
Other liabilities	32,859	37,971
Total liabilities	789,670	551,110
Net investment	26,936	212,760
Partners’ share	13,039	106,886
PREIT’s share	13,897	105,874
Excess investment (1)	14,336	13,081
Net investments and advances	$28,233	$118,955

Investment in partnerships, at equity	$120,915	$216,823
Distributions in excess of partnership investments	(92,682)	(97,868)
Net investments and advances	$28,233	$118,955
_________________________

(1)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Real estate revenue	$23,848	$29,395	$73,826	$87,089
Operating expenses:
Property operating and other expenses	(7,659)	(7,885)	(23,512)	(25,098)
Interest expense	(5,872)	(5,460)	(17,440)	(16,266)
Depreciation and amortization	(4,763)	(6,496)	(14,715)	(19,151)
Total expenses	(18,294)	(19,841)	(55,667)	(60,515)
Net income	5,554	9,554	18,159	26,574
Partners’ share	(3,057)	(5,321)	(9,971)	(14,567)
PREIT’s share	2,497	4,233	8,188	12,007
Amortization of and adjustments to excess investment, net	(20)	21	(2)	137
Equity in income of partnerships	$2,477	$4,254	$8,186	$12,144

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

Term Loan Activity

In January 2018, we along with The Macerich Company (“Macerich”), our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as a distribution of our share of the draws.

Mortgage Activity

In February 2018, the mortgage loan secured by Pavilion at Market East in Philadelphia, Pennsylvania was amended and extended to February 2021, and bears interest at a variable rate of LIBOR plus 2.85%. We own a 40% partnership interest in Pavilion at Market East, which owns non-operating land held for development.

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

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”), which met the definition of a significant unconsolidated subsidiary for the year ended December 31, 2016. LVA did not meet the definition of a significant subsidiary as of or for the year ended December 31, 2017. The financial information of LVA is included in the amounts above. Summarized balance sheet information as of September 30, 2018 and December 31, 2017, and summarized statement of operations information for the three and nine months ended September 30, 2018 and 2017 for this entity, which is accounted for using the equity method, are as follows:

	As of
(in thousands of dollars)	September 30, 2018	December 31, 2017
Summarized balance sheet information
Total assets	$52,175	$43,850
Mortgage loan payable, net	196,329	199,451

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Summarized statement of operations information
Revenue	$8,871	$8,355	$26,474	$25,811
Property operating expenses	(2,249)	(2,169)	(6,778)	(6,653)
Interest expense	(2,062)	(1,851)	(6,158)	(5,582)
Net income	3,853	3,449	11,495	10,710
PREIT’s share of equity in income of partnership	1,927	1,724	5,748	5,355

4. FINANCING ACTIVITY

Credit Agreements

As of September 30, 2018, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the 2018 Revolving Facility, and (b) the 2018 Term Loan Facility, and (2) the 2014 7-Year Term Loan. As further discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, as of that date, we had entered into four credit agreements : (1) the 2013 Revolving Facility, (2) the 2014 7-Year Term Loan, (3) the 2014 5-Year Term Loan, and (4) the 2015 5-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (the “2018 Credit Agreement”) with Wells Fargo Bank, National Association, U.S. Bank National Association, Citizens Bank, N.A., and the other financial institutions signatory thereto, for an aggregate $700.0 million senior unsecured facility consisting of (i) a $400 million senior unsecured revolving credit facility (the “2018 Revolving Facility”), which replaced our previously existing $400 million revolving credit agreement (the “2013 Revolving Facility”), and (ii) a $300 million term loan facility (the “2018 Term Loan Facility”), which was used to pay off a previously existing $150 million five year term loan (the “2014 5-Year Term Loan”), and a second $150 million five year term loan (the “2015 5-Year Term Loan” and, collectively with the 2014 5-Year Term Loan, the “5-Year Term Loans”). The maturity date of the 2018 Revolving Facility is May 23, 2022, subject to two six-month extensions at our election, and the maturity date of the 2018 Term Loan Facility is May 23, 2023. In connection with this activity, we recorded accelerated amortization of financing costs of $0.4 million.

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

As of September 30, 2018, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and $37.0 million was borrowed under the 2018 Revolving Facility (with $5.1 million pledged as collateral for letters of credit at September 30, 2018). The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2018 is net of $2.9 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to the Unencumbered Debt Yield covenant (as described below), the maximum unsecured amount that was available for us to borrow under the 2018 Revolving Facility as of September 30, 2018 was $200.9 million.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the 2018 Credit Agreement. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.30% as of September 30, 2018, and is recorded in interest expense in the consolidated statements of operations.

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
(1)The rates in effect under the Credit Agreements were based upon the Level 3 Ratio of Total Liabilities to Gross Asset Value as of September 30, 2018.

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

As of September 30, 2018, the Borrower was in compliance with all financial covenants in the Credit Agreements.

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

Interest expense, deferred financing fee amortization and accelerated financing costs related to the Credit Agreements for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Revolving Facilities (1)
Interest expense	$392	$601	$1,006	$2,011
Deferred financing amortization	274	199	778	597

Term Loans (2)
Interest expense	4,525	4,205	13,310	10,752
Deferred financing amortization	188	191	569	568
Accelerated financing costs	—	—	363	—

(1) Includes the 2018 Revolving Facility and the 2013 Revolving Facility (collectively, the “Revolving Facilities”).
(2) Includes the 2018 Term Loan Facility, the 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$1,052.1	$1,004.0	$1,056.1	$1,029.7
(1) The carrying value of mortgage loans is net of unamortized debt issuance costs of $3.3 million and $3.4 million as of September 30, 2018 and December 31, 2017, respectively.

The mortgage loans contain various customary default provisions. As of September 30, 2018, we were not in default on any of the mortgage loans.

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

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall in Wilkes-Barre, Pennsylvania closed on August 31, 2018.  In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired.  We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer to the borrower of the mortgage loan secured by Wyoming Valley Mall. We have not received a notice of default on the loan, which had a balance of $74.1 million as of September 30, 2018; however, the loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $43.2 million (net of capitalized interest of $4.7 million) and $40.6 million (net of capitalized interest of $5.5 million) for the nine months ended September 30, 2018 and 2017, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $37.0 million and $236.0 million for the nine months ended September 30, 2018 and 2017, respectively. Aggregate paydowns were $53.0 million and $233.0 million for the nine months ended September 30, 2018 and 2017, respectively.

During the second quarter of 2018, we received the building and improvements formerly occupied by one of our tenants as part of the consideration for the termination of that tenant’s lease. We recorded non-cash lease termination income of $4.2 million in connection with this transaction, which we determined was the fair value of the building and improvements.

Paydowns of the 2014 5-Year Term Loan and the 2015 5-Year Term Loan of $150.0 million each were made in the nine months ended September 30, 2018, which were directly paid from the 2018 Term Loan Facility borrowing and are considered to be non-cash transactions.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of September 30, 2018 and 2017.

(in thousands of dollars)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$19,294	$76,942
Restricted cash included in other assets	12,730	17,751
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$32,024	$94,693

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $128.0 million, including commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Provision for Employee Separation Expense

In 2018 and 2017, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.6 million of employee separation expense in the three months ended September 30, 2018, and $1.0 million and $1.1 million of employee separation expense in the nine months ended September 30, 2018 and 2017, respectively. No amounts were recorded in the three months ended September 30, 2017. As of September 30, 2018, we had $1.1 million of severance accrued and unpaid related to our 2018 and 2017 employee termination related activities.

Property Damage from Natural Disaster

During September 2018, Jacksonville Mall in Jacksonville, North Carolina incurred property damage and an interruption of business operations as a result of Hurricane Florence. The property was closed for business during and immediately after the natural disaster, however, significant remediation efforts were quickly undertaken and the mall was reopened shortly thereafter.

Based on our initial assessments, we have recorded estimated property impairment and remediation losses of $1.667 million  during the three and nine months ended September 30, 2018, partially offset by a corresponding insurance claim receivable of $1.642 million for a net loss in excess of estimated insurance recoveries of $25,000. Our current insurance policies also contain coverage for income lost due to business interruption from covered losses. Any recoveries obtained through business interruption coverage will be recorded at such time that the recovery is probable. The Company did not record any charges related to business interruption insurance coverage during the three and nine months ended September 30, 2018.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of September 30, 2018, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that $6.1 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of September 30, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.7 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at September 30, 2018 and December 31, 2017 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at September 30, 2018 (in millions of dollars)	Aggregate Fair Value at September 30, 2018 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2017 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2018(2)	N/A	N/A	$—	N/A
2019	$250.0	$0.6	0.8	1.44%
2020	100.0	2.6	1.9	1.23%
2021	397.7	13.5	7.0	1.57%
2022	—	—	N/A	—%
2023	50.0	0.6	N/A	2.62%
Forward Starting Swaps
2023	250.0	2.1	N/A	2.71%
Total	$1,047.7	$19.4	$9.7	1.83%

_________________________

(1)
As of September 30, 2018 and December 31, 2017, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)
Three swaps matured in the first nine months of 2018. As of December 31, 2017, these swaps had a notional value that totaled $110.6 million, had a weighted average interest rate of 1.11% and a de minimus fair value.

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$3.0	$0.1	$(1.0)	$0.4	$11.2	$0.2	$(0.8)	$1.9

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2018	2017	2018	2017
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(15.2)	$(14.3)	$(46.1)	$(44.1)

Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1.0)	$0.4	$(0.8)	$1.9

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2018, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2018, we did not have any derivatives in a net liability position.

8. HISTORIC TAX CREDITS
In the second quarter of 2012, we closed a transaction with a counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”), which has two stages of development. The Counterparty contributed equity of $5.5 million to the first stage through December 31, 2013 and $5.8 million to the second stage through September 30, 2014. In exchange for its contributions to the Project, the Counterparty received substantially all of the historic rehabilitation tax credits associated with the Project as a distribution. The Counterparty’s contributions, other than the amounts allocated to a put option (whereby we might be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project), are classified as “Accrued expenses and other liabilities” and recognized as “Other income” in the consolidated financial statements, as our obligation to deliver tax credits is relieved.
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

With regard to the first stage, we recognized the contribution received of $0.9 million from the Counterparty as “Other income” in the third quarter of 2017 for the fifth and final recapture period and the fourth recapture period. With regard to the second stage, we recognized the contribution received of $1.0 million in each of the third quarters of 2018 and 2017, respectively, related to the fourth recapture period. We also recorded $0.2 million of priority returns earned by the Counterparty in each of the three and nine months ended September 30, 2018 and 2017. In the aggregate, we recorded net income of $0.8 million and $1.8 million, respectively, to “Other income” in the consolidated statements of operations in connection with the Project in each of the three and nine months ended September 30, 2018 and 2017, respectively.

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
We currently own interests in 28 retail properties, of which 25 are operating properties and three are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 19.9 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.4 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.8 million square feet, of which we own 12.6 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as non-core during the periods presented. We also have one undeveloped land parcel located in Gainesville, Florida that is classified as held-for-sale as of September 30, 2018.
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

Net loss for the three months ended September 30, 2018 was $1.6 million, an increased loss of $13.9 million compared to net income of $12.3 million for the three months ended September 30, 2017. This increased loss was primarily due to a gain on sale of real estate by an equity method investee recorded in the 2017 period that did not repeat in 2018.

Net loss for the nine months ended September 30, 2018 was $37.7 million, a decreased loss of $3.8 million compared to net loss of $41.5 million for the nine months ended September 30, 2017. This decreased loss was primarily due to lower impairment charges recorded in the 2018 period, partially offset by lower gains on the sale of real estate by an equity method investee, increased depreciation expense and higher interest expense.
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

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants, face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors.

In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2018 (Nine Months)(4)
Consolidated properties	7	32	311,145	$5,137	3	263,228	$1,406
Unconsolidated properties	2	4	4,352	247	—	—	—
Total	7	36	315,497	$5,384	3	263,228	$1,406

2017 (Full Year)
Consolidated properties	16	75	341,701	$10,837	27	176,221	$4,809
Unconsolidated properties	9	16	191,538	2,103	9	164,228	1,581
Total	18	91	533,239	$12,940	36	340,449	$6,390
(1) Totals represent number of unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2018.
(4)Totals do not include Sears Holding Corporation, which filed a voluntary Chapter 11 petition on October 15, 2018. We currently have six landlord-owned Sears stores (five department stores and one Sears Appliance and Mattress store) with GLA totaling 712,008 square feet and with annualized gross rent of $1.3 million. In addition, there are two tenant-owned Sears Department Stores at Willow Grove Park and Valley View Mall. The Valley View Mall store is expected to close during the fourth quarter of 2018.

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

The table below sets forth information related to our anchor replacement program:

	Former Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed	Decommission Date	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Exton Square Mall	Kmart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy’s	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
Valley Mall	Macy’s	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
In process:
Valley Mall	Macy's	see above			One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
Moorestown Mall	Macy's	see above			Sierra Trading Post	19	Q1 19
					Arts & Crafts retailer	26	Q2 19
					Other uses	50	Q4 19
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					REI	20	Q4 19
					Restaurants and small shop space	30	Q4 19
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	41	Q4 19
					Dick's Sporting Goods	58	Q4 19
					Edge Fitness	38	Q4 19
					Miller's Ale House	7	Q2 19
					Michael’s	26	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Studio Movie Grill	49	Q4 19
					Restaurant and entertainment space	44	Q4 19
Other
Valley View Mall	Herberger's	100	Q3 18	n/a	TBD	100	TBD
Wyoming Valley Mall	Sears	117	Q3 18	n/a	TBD	117	TBD
	Bon-Ton	155	Q3 18	n/a	TBD	155	TBD

(1)	Building and improvements are now owned by us. Property is subject to a ground lease dated June 23, 2017.

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
Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $121.2 million as of September 30, 2018.

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
In January 2018, we along with Macerich, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own the Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as a distribution of our share of the draws.

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
In determining the estimated undiscounted cash flows of the property or properties that are being analyzed for impairment of assets, we take the sum of the estimated undiscounted cash flows, generally assuming a holding period of 10 years, plus a terminal value calculated using the estimated net operating income in the eleventh year and terminal capitalization rates, which through September 30, 2018, ranged from 9.25% to 13.0%.

New Accounting Developments

See note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the unconsolidated partnerships described in note 3 to the unaudited consolidated financial statements and in the “Overview” section above.

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2018 and 2017:

	Occupancy (1) at September 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)(3)
	2018	2017	2018	2017	2018	2017
Retail portfolio weighted average:
Total excluding anchors	91.5%	91.7%	89.0%	92.1%	90.9%	91.8%
Total including anchors	92.0%	93.9%	91.0%	93.5%	91.8%	93.8%
Malls weighted average:
Total excluding anchors	91.4%	92.3%	89.0%	89.5%	91.2%	92.0%
Total including anchors	91.9%	94.2%	92.4%	92.9%	92.0%	94.1%
Other retail properties	100.0%	36.7%	89.9%	94.0%	90.4%	91.3%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Fashion District Philadelphia is excluded for 2017 and 2018 because the property is currently partially closed and undergoing major reconstruction.

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

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2018:

										Annualized Tenant Improvements psf (3)
		Number	GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot (“psf”)	Previous Rent psf	Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	31	117,254	7.8	$41.58					$10.62
	Unconsolidated(4)	3	7,085	9.2	42.29					6.40
Total Under 10k sf		34	124,339	7.9	41.62	n/a	n/a	n/a	n/a	10.34

Over 10k sf	Consolidated	6	231,047	10.8	16.05	n/a	n/a	n/a	n/a	3.69
Total New Leases		40	355,386	9.8	$25.00	n/a	n/a	n/a	n/a	$5.56
Renewal Leases
Under 10k sf	Consolidated	21	46,293	4.1	$56.60	$54.37	$2.23	4.1%	11.5%	$0.39
	Unconsolidated(4)	7	18,760	2.9	47.66	54.38	(6.72)	(12.4)%	(8.1)%	—
Total Under 10k sf		28	65,053	3.8	$54.02	$54.37	$(0.35)	(0.6)%	5.4%	$0.30

Over 10k sf	Consolidated	6	171,785	4.3	$20.01	$18.84	$1.17	6.2%	8.7%	$—
Total Fixed Rent		34	236,838	4.2	$29.35	$28.60	$0.75	2.6%	6.9%	$0.08
Percentage in Lieu	Consolidated	12	32,131	1.6	$52.55	$55.40	$(2.85)	(5.1)%	n/a	—
Total Renewal Leases		46	268,969	3.9	$32.12	$31.80	$0.32	1.0%	6.9%	$0.07
Total Non Anchor		86	624,355	7.2	$28.07
Anchor
New Leases		1	41,883	10.0	$16.38	n/a	n/a	n/a	n/a	$9.17
Renewal Leases	Consolidated	3	410,033	5.0	$2.91	$2.85	0.06	2.1%	n/a	$—
Total		4	451,916	6.3	$4.16
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

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2018:

				GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot ("psf")		Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)	Annualized Tenant Improvements psf (3)
			Number				Previous Rent psf	$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated		78	269,588	7.2	$45.28					$10.33
	Unconsolidated(4)		11	36,514	7.7	40.16					17.60
Total Under 10k sf		—	89	306,102	7.3	44.67	n/a	n/a	n/a	n/a	11.25

Over 10k sf	Consolidated		14	333,102	10.6	22.51	n/a	n/a	n/a	n/a	4.76
Total New Leases			103	639,204	9.0	$33.12	n/a	n/a	n/a	n/a	$7.27
Renewal Leases
Under 10k sf	Consolidated		74	162,335	3.3	$52.13	$51.20	$0.93	1.8%	7.8%	$0.14
	Unconsolidated(4)		31	79,487	3.4	62.91	66.18	(3.27)	(4.9)%	(0.1)%	0.46
Total Under 10k sf			105	241,822	3.3	$55.67	$56.12	$(0.45)	(0.8)%	4.7%	$0.25

Over 10k sf	Consolidated		10	281,432	5.5	$21.49	$20.34	$1.15	5.7%	15.8%	$1.29
	Unconsolidated(4)		1	11,306	1.0	14.15	25.72	(11.57)	(45.0)%	(45.0)%	—
Total Over 10k sf			11	292,738	5.3	$21.21	$20.55	$0.66	3.2%	12.3%	$1.28
Total Fixed Rent			116	534,560	4.4	$36.80	$36.64	$0.16	0.4%	7.0%	$0.93
Percentage in Lieu	Consolidated		42	115,198	1.5	$38.04	$46.40	$(8.36)	(18.0)%	n/a	$—
Total Renewal Leases(5)			158	649,758	3.9	$37.02	$38.37	$(1.35)	(3.5)%	7.0%	$0.87
Total Non Anchor			261	1,288,962	6.4	$35.09
Anchor
New Leases			1	41,883	10.0	$16.38	n/a	n/a	n/a	n/a	$9.17
Renewal Leases	Consolidated		4	512,858	5.6	$3.28	$3.36	$(0.08)	(2.4)%	n/a	$—
Total			5	554,741	6.5	$4.27

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

(5)
Includes 7 leases and 11,102 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding those leases, the initial gross rent spread was 0.4% for leases under 10,000 square feet and (2.6%) for all non anchor leases.  Excluding these leases, the average rent spreads were 6.1% for leases under 10,000 square feet and 8.1% for all non anchor leases.

Overview

Net loss for the three months ended September 30, 2018 was $1.6 million, an increased loss of $13.9 million compared to net income of $12.3 million for the three months ended September 30, 2017. This increased loss was primarily due to a gain on sale of real estate by an equity method investee recorded in the 2017 period that did not repeat in 2018.

Net loss for the nine months ended September 30, 2018 was $37.7 million, a decreased loss of $3.8 million compared to net loss of $41.5 million for the nine months ended September 30, 2017. This decreased loss was primarily due to lower impairment charges recorded in the 2018 period, partially offset by lower gains on the sale of real estate by an equity method investee, increased depreciation expense and higher interest expense.

See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		% Change 2017 to 2018	Nine Months Ended September 30,		% Change 2017 to 2018
(in thousands of dollars)	2018	2017		2018	2017
Real estate revenue	$86,389	$86,719	—%	$262,904	$263,553	—%
Property operating expenses	(34,700)	(33,303)	4%	(105,464)	(105,509)	—%
Other income	1,714	2,492	(31)%	3,454	4,172	(17)%
Depreciation and amortization	(33,119)	(29,966)	11%	(100,505)	(94,652)	6%
General and administrative expenses	(8,441)	(8,288)	2%	(27,969)	(26,561)	5%
Provision for employee separation expense	(561)	—	—%	(956)	(1,053)	(9)%
Project costs and other expenses	(214)	(150)	43%	(465)	(547)	(15)%
Interest expense, net	(15,181)	(14,342)	6%	(46,064)	(44,098)	4%
Impairment of assets	—	(1,825)	(100)%	(34,286)	(55,742)	(38)%
Equity in income of partnerships	2,477	4,254	(42)%	8,186	12,144	(33)%
Gain on sale of real estate by equity method investee	—	6,718	(100)%	2,773	6,718	(59)%
Gains (adjustment to gains) on sales of interests in non operating real estate	—	—	—%	(25)	486	(105)%
(Losses) gains on sales of interests in real estate, net	—	(9)	(100)%	748	(374)	(300)%
Net (loss) income	$(1,636)	$12,300	(113)%	$(37,669)	$(41,463)	(9)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Real estate revenue decreased by $0.3 million, or less than 1%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to:

•	a decrease of $1.8 million in real estate revenue related to properties sold in 2017;

•
a decrease of $0.5 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•
a decrease of $0.3 million in same store utility reimbursements due to a decrease in electric consumption, partially offset by slightly higher electric billing rates as set by the Public Utility Commission; partially offset by

•	an increase of $1.3 million in same store real estate tax reimbursements. The three months ended September 30, 2017 were impacted by a successful real estate tax appeal at one of our properties resulting in lower real estate tax expense (see “—Property Operating Expenses”) and a corresponding decrease in real estate tax reimbursements;

•
an increase of $0.7 million in same store base rent due to $1.2 million from net new store openings over the previous twelve months, partially offset by a $0.3 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.2 million decrease related to co-tenancy concessions due to anchor closings; and

•	an increase of $0.3 million in same store other property revenue due to an increase corporate sponsorship revenue.

Real estate revenue decreased by $0.6 million, or less than 1%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to:

•	a decrease of $8.4 million in real estate revenue related to properties sold in 2017; and

•
a decrease of $1.3 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; partially offset by

•
an increase of $4.9 million in same store lease termination revenue, including $7.1 million from the termination of leases with three tenants during the nine months ended September 30, 2018, partially offset by $2.1 million received from three tenants during the nine months ended September 30, 2017;

•
an increase of $2.2 million in same store base rent due to $3.8 million from net new store openings over the previous twelve months, partially offset by a $0.9 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.7 million decrease related to co-tenancy concessions due to anchor closings;

•
an increase of $1.8 million in same store real estate tax reimbursements, due to an increase in real estate tax expense (see “—Property Operating Expenses”), partially offset by lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements. Also, the nine months ended September 30, 2017 were impacted by a successful real estate tax appeal at one of our properties resulting in lower real estate tax expense and a corresponding decrease in real estate tax reimbursements; and

•	an increase of $0.4 million in same store other property revenue due to an increase in corporate sponsorship revenue.

Property operating expenses

Property operating expenses increased by $1.4 million, or 4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to:

•
an increase of $3.4 million in same store real estate tax expense. The three month period ended September 30, 2017 was favorably impacted by a successful real estate tax appeal at one of our properties resulting in lower real estate tax expense; partially offset by

•	a decrease of $1.0 million in property operating expenses related to properties sold in 2017;

•
a decrease of $0.7 million in same store common area maintenance expense, including a decrease of $0.6 million in housekeeping, maintenance and loss prevention expense due to negotiated rate reductions with the service providers; and

•	a decrease of $0.4 million in same store other property expenses, including a $0.2 million decrease in bad debt expense and a $0.2 million decrease in personnel costs.

Property operating expenses remained at $105.5 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to:

•	a decrease of $4.0 million in property operating expenses related to properties sold in 2017; and

•
a decrease of $1.7 million in same store common area maintenance expense, including a $1.3 million decrease in housekeeping, maintenance and loss prevention expense due to negotiated rate reductions with the service providers and a $1.0 million decrease in personnel costs, partially offset by a $0.4 million increase in snow removal expense due to higher snow fall amounts across the Mid-Atlantic States, where many of our properties are located; partially offset by

•
an increase of $5.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate, as well as a successful real estate tax appeal at one of our properties resulting in lower real estate tax expense during the nine months ended September 30, 2017; and

•	an increase of $0.4 million in same store other property expenses, including a $0.7 million increase in bad debt expense due to increased reserves for bankruptcy and other troubled tenants.

Depreciation and amortization

Depreciation and amortization expense increased by $3.2 million, or 11%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to:

•
an increase of $3.2 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings.

Depreciation and amortization expense increased by $5.9 million, or 6%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to:

•
an increase of $7.4 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $1.5 million related to properties sold in 2017.

General and administrative expenses

General and administrative expenses increased by $0.2 million, or 2%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and by $1.4 million, or 5%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in short-term incentive compensation expense and long-term deferred compensation amortization, as well as an increase in professional fee expense.

Interest expense

Interest expense increased by $0.8 million, or 6%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase was primarily due to a higher weighted average interest rate, partially offset by greater amounts of capitalized interest in 2018 and lower weighted average debt balances. Our weighted average effective borrowing rate was 4.21% for the three months ended September 30, 2018 compared to 4.00% for the three months ended September 30, 2017. Our weighted average debt balance was $1,614.2 million for the three months ended September 30, 2018, compared to $1,663.8 million for the three months ended September 30, 2017.

Interest expense increased by $2.0 million, or 4%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to higher weighted average interest rates and the accelerated amortization of deferred financing fees of $0.4 million recorded in June 2018 in connection with the 2018 Credit Agreement, partially offset by greater amounts of capitalized interest in 2018 and lower weighted average debt balances. Our weighted average effective borrowing rate was 4.16% for the nine months ended September 30, 2018 compared to 4.00% for the nine months ended September 30, 2017. Our weighted average debt balance was $1,615.0 million for the nine months ended September 30, 2018, compared to $1,650.5 million for the nine months ended September 30, 2017.

Impairment of Assets

Impairment of assets for the three months ended September 30, 2017 was $1.8 million and consisted of $1.3 million in connection with negotiations with a prospective buyer of undeveloped land located in Gainesville, Florida, $0.3 million in connection with the sale of Logan Valley Mall in Altoona, Pennsylvania, which was sold in August 2017, and $0.2 million on a land parcel located at Sunrise Plaza in Forked River, New Jersey. There was no impairment of assets for the three months ended September 30, 2018.

Impairment of assets for the nine months ended September 30, 2018 was $34.3 million and consisted of $32.2 million related to Wyoming Valley Mall in Wilkes Barre, Pennsylvania and $2.1 million in connection with sale negotiations with a prospective buyer of undeveloped land located in Gainesville, Florida. Impairment of assets for the nine months ended September 30, 2017 was $55.7 million and consisted of $38.7 million in connection with the sale of Logan Valley Mall in Altoona, Pennsylvania, which was sold in August 2017, $15.5 million in connection with the marketing for sale of Valley View Mall in La Crosse, Wisconsin, $1.3 million in connection with sale negotiations with a prospective buyer of undeveloped land located in Gainesville, Florida, and $0.2 million in connection with the sale of a land parcel located at Sunrise Plaza in Forked River, New Jersey.

Equity in income of partnerships

Equity in income of partnerships decreased by $1.8 million, or 42%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and by $4.0 million, or 33%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to lower rent resulting from the sale of the 801 Market and 907 Market office condominium interests.

Gain on sale of real estate by equity method investee
Gain on sale of real estate by equity method investee was $2.8 million in the nine months ended September 30, 2018, resulting from our 50% share of a $5.5 million gain on the sale of a condominium interest in 907 Market Street in Philadelphia, Pennsylvania by a partnership in which we hold a 50% ownership interest.
Gain on sale of real estate by equity method investee was $6.7 million in the nine months ended September 30, 2017, resulting from our 50% share of a $13.4 million gain on the sale of a condominium interest in 801 Market Street in Philadelphia, Pennsylvania by a partnership in which we hold a 50% ownership interest.

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

We hold legal title to a property owned by one of our unconsolidated partnerships through a tenancy in common arrangement. For this property, such legal title is held by us and another entity, and each has an undivided interest in title to the property. With respect to this property, under the applicable agreements between us and the entity with ownership interests, we and such other entity have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other entity owning an interest in the property. Hence, we account for this property like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from this property appear under the caption “Investments in partnerships, at equity.”

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

The table below reconciles net loss to NOI of our consolidated properties for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Net (loss) income	$(1,636)	$12,300	$(37,669)	$(41,463)
Other income	(1,714)	(2,492)	(3,454)	(4,172)
Depreciation and amortization	33,119	29,966	100,505	94,652
General and administrative expenses	8,441	8,288	27,969	26,561
Employee separation expenses	561	—	956	1,053
Project costs and other expenses	214	150	465	547
Interest expense, net	15,181	14,342	46,064	44,098
Impairment of assets	—	1,825	34,286	55,742
Equity in income of partnerships	(2,477)	(4,254)	(8,186)	(12,144)
Gain on sale of real estate by equity method investee	—	(6,718)	(2,773)	(6,718)
(Adjustment to gains) gains on sales of interest in non operating real estate	—	—	25	(486)
Losses (gains) on sales of interests in real estate, net	—	9	(748)	374
NOI from consolidated properties	$51,689	$53,416	$157,440	$158,044

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2018	2017	2018	2017
Equity in income of partnerships	$2,477	$4,254	$8,186	$12,144
Other income	(12)	(20)	(35)	(20)
Depreciation and amortization	2,132	2,902	6,518	8,493
Interest and other expenses	2,713	2,566	8,090	7,683
NOI from equity method investments at ownership share	$7,310	$9,702	$22,759	$28,300

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended September 30, 2018 and 2017:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$49,925	$50,858	$1,764	$2,558	$51,689	$53,416
NOI from equity method investments at ownership share	7,351	7,604	(41)	2,098	7,310	9,702
Total NOI	57,276	58,462	1,723	4,656	58,999	63,118
Less: lease termination revenue	252	282	14	—	266	282
Total NOI excluding lease termination revenue	$57,024	$58,180	$1,709	$4,656	$58,733	$62,836

Total NOI decreased by $4.1 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a decrease of $1.2 million from Same Store Properties and a decrease of $2.9 million in NOI from Non Same Store properties. The decrease in Non Same Store properties is primarily due to properties sold in 2017. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the nine months ended September 30, 2018 and 2017:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$152,330	$148,591	$5,110	$9,453	$157,440	$158,044
NOI from equity method investments at ownership share	22,280	22,340	479	5,960	22,759	28,300
Total NOI	174,610	170,931	5,589	15,413	180,199	186,344
Less: lease termination revenue	7,608	2,629	35	71	7,643	2,700
Total NOI excluding lease termination revenue	$167,002	$168,302	$5,554	$15,342	$172,556	$183,644

Total NOI decreased by $6.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease of $9.8 million in NOI from Non Same Store properties, partially offset by an increase of $3.7 million from Same Store properties. The decrease in Non Same Store properties is primarily due to properties sold in 2017. The increase in Same Store properties is primarily due to lease termination revenue, as well as the factors discussed in “—Real Estate Revenue” and “—Property Operating Expenses” above, which provide further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2018 and 2017, respectively, to show the effect of such items as provision for employee separation expense and accelerated amortization of financing costs, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net (loss) income	$(1,636)	$12,300	$(37,669)	$(41,463)
Depreciation and amortization on real estate:
Consolidated properties	32,764	29,589	99,428	93,529
PREIT’s share of equity method investments	2,132	2,902	6,518	8,493
Gain on sale of real estate by equity method investee	—	(6,718)	(2,773)	(6,718)
Losses (gains) losses on sales of interests in real estate, net	—	9	(748)	374
Impairment of assets	—	1,825	34,286	55,742
Preferred share dividends	(6,843)	(7,525)	(20,531)	(20,797)
Funds from operations attributable to common shareholders and OP Unit holders	26,417	32,382	78,511	89,160
Accelerated amortization of financing costs	—	—	363	—
Provision for employee separation expense	561	—	956	1,053
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$26,978	$32,382	$79,830	$90,213
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.34	$0.42	$1.00	$1.15
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.35	$0.42	$1.02	$1.16

Weighted average number of shares outstanding	69,803	69,424	69,718	69,319
Weighted average effect of full conversion of OP Units	8,273	8,291	8,273	8,303
Effect of common share equivalents	38	—	272	51
Total weighted average shares outstanding, including OP Units	78,114	77,715	78,263	77,673

FFO attributable to common shareholders and OP Unit holders was $26.4 million for the three months ended September 30, 2018, a decrease of $6.0 million, or 18.4%, compared to $32.4 million for the three months ended September 30, 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.34 and $0.42 for the three months ended September 30, 2018 and 2017, respectively.

FFO attributable to common shareholders and OP Unit holders was $78.5 million for the nine months ended September 30, 2018, a decrease of $10.6 million, or 11.9%, compared to $89.2 million for the nine months ended September 30, 2017. This decrease is primarily due to properties sold in 2017.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.00 and $1.15 for the nine months ended September 30, 2018 and 2017, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the nine months ended September 30, 2018 were $70.1 million, based on distributions of $1.3827 per Series B Preferred Share, $1.3500 per Series C Preferred Share, $1.2891 per Series D Share, and $0.63 per common share and OP Unit.

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

As of September 30, 2018, we had borrowed $550.0 million under the Term Loans, $37.0 million was outstanding under our 2018 Revolving Facility, and $5.1 million was pledged under the 2018 Revolving Facility as collateral for letters of credit. Pursuant to certain covenants in the 2018 Revolving Facility, the unused portion of the 2018 Revolving Facility that was available to us as of September 30, 2018 was $200.9 million.

Interest Rate Derivative Agreements

As of September 30, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.7 million, maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023.

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

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall, in Wilkes-Barre, Pennsylvania closed on August 31, 2018. In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired.  We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer to the borrower of the mortgage loan secured by Wyoming Valley Mall.  We have not received a notice of default on the loan, which had a balance of $74.1 million as of September 30, 2018; however, the loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event.

Mortgage Loans

As of September 30, 2018, our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at September 30, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.35% at September 30, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.26% at September 30, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2018:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Principal payments	$97,365	$4,270	$39,308	$35,082	$18,705
Balloon payments	958,042	—	27,161	599,489	331,392
Total	$1,055,407	$4,270	$66,469	$634,571	$350,097
Less: unamortized debt issuance costs	3,269
Carrying value of mortgage notes payable	$1,052,138

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2018 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Mortgage loan principal payments	$1,055,407	$4,270	$66,469	$634,571	$350,097
Term Loans	550,000	—	—	250,000	300,000
2018 Revolving Facility	37,000	—	—	—	37,000
Interest on indebtedness (1) (2)	274,092	31,430	127,551	86,535	28,576
Operating leases	2,904	513	2,165	226	—
Ground leases	41,575	296	2,568	3,168	35,543
Development and redevelopment commitments (3)	127,970	72,889	55,081	—	—
Total	$2,088,948	$109,398	$253,834	$974,500	$751,216
_________________________

(1) Includes payments expected to be made in connection with interest rate swaps.
(2) For interest payments associated with variable rate debt, these amounts are based on the rates in effect on September 30, 2018.
(3) The timing of the payments of these amounts is uncertain. We expect that these payments will be made during the remainder of 2018 and in 2019, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, we included 100% of the obligations of the Fashion District Philadelphia redevelopment project because our Operating Partnership, PREIT Associates, and Macerich, have jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Preferred Share Dividends

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million, respectively, in the aggregate.

CASH FLOWS

Net cash provided by operating activities totaled $94.2 million for the nine months ended September 30, 2018 compared to $94.9 million for the nine months ended September 30, 2017. This decrease was primarily due to dilution from asset sales in 2017 and 2018.

Cash flows provided by investing activities were $0.1 million for the nine months ended September 30, 2018 compared to cash flows used in investing activities of $83.9 million for the nine months ended September 30, 2017. Cash flows provided by investing activities for the nine months ended September 30, 2018 included $123.0 million of distributions from our new Fashion District Philadelphia term loan and $19.7 million of proceeds from our share of the sale of the condominium space at 907 Market Street, partially offset by additions to construction in progress of $51.3 million, investments in partnerships of $47.1 million (primarily at Fashion District Philadelphia), and real estate improvements of $23.9 million (primarily related to ongoing improvements at our properties). Investing activities for the first nine months of 2017 included additions to construction in progress of $93.2 million, investments in partnerships of $56.8 million (primarily at Fashion District Philadelphia), and real estate improvements of $36.9 million (primarily related to ongoing improvements at our properties), partially offset by $77.8 million in proceeds from the sales of Logan Valley Mall, Beaver Valley Mall, Crossroads Mall and two non operating parcels, and $30.3 million of distributions from partnerships of proceeds from real estate sold.

Cash flows used in financing activities were $96.3 million for the nine months ended September 30, 2018 compared to cash flows provided by financing activities of $53.9 million for the nine months ended September 30, 2017. Cash flows used in financing activities for the first nine months of 2018 included $16.0 million of net repayments on our 2013 Revolving Facility, aggregate dividends and distributions of $70.1 million, and principal installments on mortgage loans of $14.2 million, partially offset by $10.2 million of borrowing on our Viewmont Mall mortgage loan. Cash flows provided by financing activities for the nine months ended

September 30, 2017 included $282.0 million of net proceeds from our issuance of our 2017 Series C and D Preferred Share offerings and $3.0 million of net 2013 Revolving Facility borrowings, partially offset by mortgage loan repayments of $150.0 million, dividends and distributions of $68.9 million, and principal installments on mortgage loans of $12.6 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2018, our consolidated debt portfolio consisted of $1,052.1 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 3.70% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 3.70%. As of September 30, 2018, $37.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 3.49%.

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to October 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.28% at September 30, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.35% at September 30, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.26% at September 30, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year ended December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2018	$3,990	4.25%	$280		4.10%
2019	17,837	4.25%	1,680	(2)	4.10%
2020	45,272	5.03%	1,680	(2)	4.10%
2021	18,602	4.20%	440,902	(2)	3.80%
2022 and thereafter	708,253	4.21%	403,911		3.70%
_________________________

(1)	Based on the weighted average interest rates in effect as of September 30, 2018.

(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 3.70% as of September 30, 2018.

As of September 30, 2018, we had $848.5 million of variable rate debt. Also, as of September 30, 2018, we had entered into interest rate swap agreements with an aggregate weighted average interest rate of 1.55% on a notional amount of $797.7 million maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2018 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $52.0 million at September 30, 2018. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $54.5 million at September 30, 2018. Based on the variable rate debt included in our debt portfolio at September 30, 2018, a 100 basis point increase in interest rates would have resulted in an additional $0.5 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $0.5 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, and have concluded as follows:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2018 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	—	$—
August 1 - August 31, 2018	—	—	—	—
September 1 - September 30, 2018	6,994	9.76	—	—
Total	6,994	$9.76	—	$—

ITEM 6.  EXHIBITS.

10.1*	Separation of Employment Agreement dated September 7, 2018 by and between Pennsylvania Real Estate Investment Trust and Jonathen Bell.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) Consolidated Statement of Equity for the nine months ended September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 1, 2018
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer