Form 10-K
period 2018-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2019-02-25
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Yes ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2018, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $0.8 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 19, 2019, 71,095,084 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
_________________________________________________________
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A relating to its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2018, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts.These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;

•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;

•	our ability to maintain and increase property occupancy, sales and rental rates;

•	increases in operating costs that cannot be passed on to tenants;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any dispositions of assets;

•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and

•	potential dilution from any capital raising transactions or other equity issuances.

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
We currently own interests in 27 retail properties, of which 25 are operating properties and two are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.1 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.7 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2019 and stabilize in 2021. We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.
The above property counts do not include undeveloped land parcels located in Gainesville, Florida and New Garden Township, Pennsylvania because these properties were classified as “held for sale” as of December 31, 2018.
We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things. In recent years, we have increased the portion of our mall properties that is leased to non-traditional mall tenants. Approximately 23% of our mall space is committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.
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
The largest mall in our retail portfolio is 1.4 million square feet and contains 169 stores, and the smallest mall is 0.5 million square feet and contains 76 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.
We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2018, 86% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.5% to 19.7%, with approximately 87% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.
The majority of our leases also provide that the tenant will reimburse us for certain expenses relating to the property for common area maintenance (“CAM”), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the property subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible was historically related to the tenant’s pro rata share of space at the property. We have continued to shift the CAM provision in our leases to be a fixed amount, which gives greater predictability to tenants, and a majority of such revenue is derived from leases specifying fixed CAM reimbursements.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non-anchor mall tenants occupying spaces under 10,000 square feet in size, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, most of our malls would be classified as Class A or Class B properties. The classification of a mall can change, and one of the goals of our current property strategic plans and remerchandising programs is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The malls that we have sold over the past several years pursuant to our strategic property disposition program generally have been Class C properties.

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
Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio
Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its NOI (a non-GAAP measure; as defined below) from higher productivity properties and from properties located in major metropolitan markets. We hold ownership interests in 10 properties in the Philadelphia metro area, four properties in the Washington, D.C. metro area and one property in the Boston-Providence metro area. One method we have used and continue to use for raising the level of quality of our portfolio is disposing of assets that had certain economic features, such as sales productivity or occupancy levels below the average for our portfolio and significantly lower expected income due to anchor closures. In 2018, we designated the following three properties as non core malls (“Non Core Malls” or “Non Core Properties”): (1) Exton Square Mall, because we have completed the first phase of a redevelopment with the opening of Whole Foods and the sale of a land parcel to a multifamily developer as part of our densification effort (as discussed below) and as we consider the possible inclusion of other non-retail uses on the site; (2) Valley View Mall, which currently has three vacant anchors and where we are evaluating strategic options for the property; and (3) Wyoming Valley Mall, which is financed with a non-recourse mortgage loan and with respect to which we are working with the special servicer regarding a potential deed in lieu of foreclosure.
Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to make the properties more attractive to customers and retailers, which we expect to lead to increases in shopper traffic, sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and require the investment of capital. We give redevelopment priority to properties in our portfolio that are of a higher quality, and where the redevelopment can be economically transformative. Our property redevelopments focus primarily on anchor replacement and remerchandising. We believe these activities will enable us to optimize our financial returns.

The table below sets forth our property redevelopment summary as of December 31, 2018.

NAME OF PROJECT LOCATION	PREIT's PROJECTED SHARE OF COST (1)	TOTAL PROJECT COST	PREIT'S INVESTMENT TO DATE	TARGETED RETURN ON INCREMENTAL INVESTMENT	CONSTRUCTION START DATE	EXPECTED CON- STRUCTION COMPLETION	STABILIZATION YEAR
	(in millions)	(in millions)	(in millions)

Fashion District Philadelphia (2) Philadelphia, PA	$200-210	$400-420	$167.4	7.0-7.5%	2016	2019	2021
-Redevelopment of the Gallery in downtown Philadelphia; includes Burlington, Century 21, H&M, AMC Theatres and other retail, entertainment, and restaurant uses.

Woodland Mall Grand Rapids, MI	$83-84	$83-84	$55.3	5.0-6.0%	2017	2019	2021
-Upgrade of existing tenant mix including: 90,000 square foot Von Maur, new-to-market tenants: Urban Outfitters, REI, and Black Rock Bar & Grill, along with additional high quality dining and retail, replacing a former Sears store.

The Mall at Prince Georges Hyattsville, MD	$32-33	$32-33	$27.1	9.2%	2016	2018	2019
-Cosmetic refresh complemented by complete remerchandising including addition of H&M, DSW, and ULTA Beauty in addition to streetscape quick service restaurant additions Chipotle, Mezeh Mediteranean Grill, and Five Guys.

Anchor replacements:

Capital City Mall Camp Hill, PA	$31-32	$31-32	$25.6	7.5-8.0%	2017	2018	2019
-58,000 square foot Dick’s Sporting Goods replaced Sears along with Fine Wine & Good Spirits, Sears Appliance, and additional small shop tenants and outparcels. Dave & Buster's opened in October 2018.

Magnolia Mall Florence, SC	$15-$19	$15-$19	$8.2	7-9%	2017	2018	2019
-60,000 square foot, first-to-market Burlington replaced Sears in 2017, with HomeGoods and Five Below in 2018.

Moorestown Mall Moorestown, NJ	$28-29	$28-29	$22	6.5-7.0%	2018	2019	2020
-HomeSense and Five Below opened in former Macy's box and will be joined by Sierra Trading Post and Michael's in 2019.

Valley Mall Hagerstown, MD	$22-23	$22-23	$16.5	8.0-8.5%	2018	2018	2019
-Belk, Onelife Fitness, and Tilt Studio replacing former Bon-Ton and Macy's.

Plymouth Meeting Mall Plymouth Meeting, PA	$45-46	$45-46	$14.7	6.5-7.5%	2017	2019	2020
-Addition of 5 new and distinct uses in former Macy's box as the evolution of property continues - DICK's Sporting Goods, Burlington, Edge Fitness, Michael's and Miller's Ale House.

Willow Grove Park Willow Grove, PA	$27-28	$27-28	$17.5	7.5-8.0%	2018	2019	2020
-Addition of Studio Movie Grill, offering movies and in-theater dining, with other dining and entertainment tenants planned in former JC Penney box.

(1) PREIT's projected shares of costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2) Total Project Costs are net of $25.0 million of approved public financing grants that are reflected as a reduction of costs.

Densification. We seek to maximize the value of our retail properties by adding other uses where appropriate. We believe that by incorporating residential, hotel or office uses into some of our retail properties, we will increase the value of those properties. The addition of other property types to our sites may provide synergies to both the retail and non-retail uses. The presence of residents, hotel guests or office workers in close proximity to the retail center may result in additional visits to the retail property. The shopping, dining and entertainment offerings of a retail center provide amenities that could increase the relative value of the other uses. In November 2018, we sold a four-acre parcel of land adjacent to our Exton Square Mall to a residential developer who expects to construct approximately 300 multifamily units on that site. The residential project is expected to open in 2019. We are currently pursuing other residential, hotel and office uses at several of our properties.

Since 2014, we, along with our 50/50 joint venture partner, The Macerich Company (“Macerich”), have been engaged in a redevelopment of Fashion District Philadelphia (formerly The Gallery). In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. Fashion District Philadelphia is in a key location in central Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites.
In January 2018, we along with Macerich, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018.
An important aspect of any redevelopment project, including the redevelopment of Fashion District Philadelphia, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be relocated or closed as space for the redevelopment is aggregated, which affects overall tenant sales and rental rates. As Fashion District Philadelphia was being redeveloped, occupancy, sales and NOI decreased from their levels prior to the commencement of the redevelopment. Those trends are expected to reverse when the newly constructed space is completed, leased and occupied. As of December 31, 2018, the retail portion of Fashion District Philadelphia that was formerly known as Gallery I, Gallery II and 907 Market was closed. Only two retail tenants, Burlington and Century 21, remained open and operating during the redevelopment. We currently expect to reopen the property in September 2019. Through December 31, 2018, we had incurred costs of $167.4 million relating to our share of the redevelopment costs of the project.

Mall-Specific Plans. We seek to unlock value in our portfolio through a variety of targeted efforts at our properties. We believe that certain of our properties, including ones which are in trade areas around major cities or are leading properties in secondary markets, can benefit from strategic remerchandising strategies, including, for example, selective re-tenanting of certain spaces in certain properties with higher quality, better-matched tenants. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets by incorporating in-demand uses such as dining, entertainment and fitness, adding discount, specialty, fast fashion and native internet retailer tenants, and by closing, relocating and right-sizing certain existing mall tenants. Some examples of in-demand tenants include Apple and The Cheesecake Factory. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at such properties. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and NOI.
Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, dining and entertainment options, beauty and fashion purveyors, off-price retail, traditionally online retailers and health and fitness destinations such as Legoland Discovery Center, Peloton, HomeSense, Dave & Buster's, Balsam Hill and the 1776 retail incubator, among others, as well as providing amenities like children’s play areas and mall shopping smartphone apps.
Vacant Anchor Replacements. In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. Since 2012, we reduced the number of Sears locations from 27 to 6, and the number of Macy’s locations from 25 to 14.
From the beginning of 2015 through December 31, 2018, 13 department stores within our portfolio were recaptured or closed. To date, all or a significant portion of these former department stores have tenants that either opened, are currently under construction, or have leases that are executed or near execution. In one case, a replacement anchor tenant at Valley View Mall subsequently closed in the third quarter of 2018. During the third and fourth quarters of 2018, three additional department stores closed at Valley View Mall and Wyoming Valley Mall. No replacement tenants have been identified to replace the vacant anchor stores at these two properties. The status of our anchor replacements at our other properties is summarized in the table below.

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Closed/Closing	Date Decommissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Valley Mall	Macy's	120	Q1 16	n/a	Tilt	48	Q3 18
					One Life Fitness	70	Q1 19
	Bon-Ton	123	Q1 18	n/a	Belk	123	Q4 18
Moorestown Mall	Macy's	200	Q1 17	n/a	HomeSense	28	Q3 18
					Five Below	9	Q4 18
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Exton Square Mall	K-mart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
In process:
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					REI	20	Q4 19
					Urban Outfitters	8	Q4 19
					Restaurants and small shop space	22	Q4 19
Plymouth Meeting Mall	Macy's (1)	215	Q1 17	n/a	Burlington	41	Q4 19
					Dick's Sporting Goods	58	Q4 19
					Michael's	26	Q4 19
					Edge Fitness	38	Q4 19
					Miller's Ale House	7	Q4 19
Moorestown Mall	Macy's	200	Q1 17	n/a	Sierra Trading Post	19	Q1 19
					Michael's	25	Q3 19
Valley Mall	Sears	123	Q3 17	Q2 18	Dick's Sporting Goods	50	Q1 20
Willow Grove Park	JC Penney	125	Q3 17	n/a	Studio Movie Grill	49	Q2 20
					Entertainment and small shop space	44	Q4 19

(1)	Property is subject to a ground lease.

Improving the Operating Results of Our Properties
We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.
Occupancy. We continue to work to increase non-anchor and total occupancy in our properties. From 2017 to 2018, total occupancy for our retail portfolio including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement) decreased 270 basis points to 92.7%, and total occupancy at our malls other than the Non Core Malls and Fashion District Philadelphia, which is under redevelopment (such other malls being called the “Core Malls”) decreased 30 basis points to 96.0%.
In connection with the remerchandising plans at several of our properties, we are seeking or have obtained tenants for new space of different types, such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 23% of our mall space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.
Rental Rates and Releasing Spreads. For the year ended December 31, 2018, we generated sales per square foot of $510 from our Core Malls, an increase of 3.4% from 2017. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewals and new leases following expirations of leases entered into during the economic downturn of past years. In 2018, total renewal spreads increased 6.9% on all non-anchor leases.
As discussed above, since 2012, we sold 17 low-productivity or underperforming malls. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.
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
Operating Expenses and CAM Reimbursements. Our strategy for improving operating results also includes efforts to control or reduce the costs of operating our properties. With respect to operating expenses, we have taken steps to manage a significant proportion of them through contracts with third party vendors for housekeeping and maintenance, security services, landscaping and trash removal. These contracts provide reasonable control, certainty and predictability. We also seek to contain certain expenses through our active programs for managing utility expense and real estate taxes. We have taken advantage of opportunities to buy electricity economically in states that have opened their energy markets to competition, and we expect to continue with this approach. We have instituted a solar energy program at five of our properties, which we expect will lower our utility expenses and reduce our carbon footprint. We also review the annual tax assessments of our properties and, when appropriate, pursue appeals.
With respect to CAM reimbursements, we have converted most of our leases to fixed CAM reimbursement, in contrast to the traditional pro-rata CAM reimbursement. Fixed CAM reimbursement, while shifting some risk to us as landlord, offers tenants increased predictability of their costs, a decrease in the number of items to be negotiated in a lease thus speeding lease execution, and reduced need for detailed CAM billings, reconciliations and collections.
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
In light of the redevelopment and densification opportunities in our existing portfolio and the capital required to complete these investments, together with a limited availability of properties that meet our investment criteria, we are not currently emphasizing external opportunities as part of our growth strategy.
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
Liquidity. As of December 31, 2018, our consolidated balance sheet reflected $18.1 million in cash and cash equivalents. We believe that this amount and our net cash provided by operations, together with the available credit under the 2018 Revolving Facility and other sources of capital, provide sufficient liquidity to meet our liquidity requirements and to take advantage of opportunities in the short to intermediate term.
Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, during 2018 we sold a non-core office property, outparcels and a land parcel for an aggregate of $35.3 million. Since we began our disposition program in 2013, we have sold 17 malls, four power centers, two street retail properties, three office properties and several land parcels and other real estate assets for a total of $825.6 million. The proceeds generated from these sales were reinvested in our existing redevelopment program or used to repay debt. We expect to continue to look for opportunities to sell non-core assets, including land parcels, to residential, hotel and office developers at some of our mall properties.

RECENT DEVELOPMENTS
Operating Performance
Our net loss increased by $93.7 million to a net loss of $126.5 million for the year ended December 31, 2018 from a net loss of $32.8 million for the year ended December 31, 2017. The change in our 2018 results of operations was primarily due to increased impairment losses in 2018 as compared to 2017 and dilution from asset sales.
Funds From Operations (“FFO”), a non-GAAP measure, decreased 9.4% from the prior year, and FFO as adjusted, another non-GAAP measure, decreased 7.4% from the prior year. Adjustments to FFO included impairment of the Wiregrass Commons Mall mortgage loan receivable, loss on redemption of the Series A Preferred Shares, provision for employee separation expense, insurance recoveries, prepayment penalties, and accelerated amortization of deferred financing costs. FFO as adjusted per share decreased 7.8% from 2017.
Same Store net operating income (“Same Store NOI”), a non-GAAP measure, increased 0.3% over the prior year. Same Store NOI, excluding lease termination revenue, decreased 2.2% compared to 2017.
Renewal spreads at our properties increased 5.0% on non-anchor leases under 10,000 square feet and increased 11.9% for non-anchor leases of at least 10,000 square feet.
Retail portfolio occupancy at December 31, 2018 was 92.7%, a decrease of 270 basis points compared to 2017. Non-anchor occupancy was 92.6%, a decrease of 70 basis points compared to 2017. Core Mall occupancy decreased by 30 basis points to 96.0%. Core Mall non-anchor occupancy was 93.6%, a decrease of 60 basis points.
Sales per square foot at our Core Malls was $510, an increase of 3.4% from 2017, including consolidated and unconsolidated properties.
Descriptions of each non-GAAP measure mentioned above and the related reconciliation to the comparable GAAP measures are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reconciliation of GAAP Net Income (Loss) to Non-GAAP Measures.”
Financing Activity
We have entered into two credit agreements (collectively, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the 2018 Revolving Facility and (b) the 2018 Term Loan Facility, and (2) the 2014 7-Year Term Loan. The 2014 7-Year Term Loan and the 2018 Term Loan Facility are collectively referred to as the “Term Loans.”
We, along with The Macerich Company (“Macerich”), our partner in the Fashion District Philadelphia redevelopment project, have also entered into a $250.0 million term loan (the “FDP Term Loan”). We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. We and Macerich secured the FDP Term Loan by pledging each of our respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018.

Leverage. Our ratio of Total Liabilities to Gross Asset Value under our Credit Agreements increased by 310 basis points from 50.7% at December 31, 2017 to 53.8% as of December 31, 2018.

Mortgage Loan Activity.
In January 2018, we amended and extended a $68.5 million mortgage loan secured by Francis Scott Key Mall in Frederick, Maryland. The mortgage loan has a four year term with one 1-year borrower extension option and bears interest at LIBOR Plus 2.60%.
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

We have no wholly-owned property mortgage maturities until July 2020. While mortgage interest rates remain relatively low, we will continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans.
In May 2018, we completed a recast and extension of $700.0 million of senior unsecured borrowings consisting of (i) a $400 million senior unsecured revolving credit facility (the “2018 Revolving Facility”) and (ii) a $300 million term loan facility (the “2018 Term Loan Facility”), which was used to pay off two previously existing $150 million five year term loans. The maturity date of the revolving facility was extended to May 2022, subject to two six-month extensions at our election, and the maturity date of the term loan is May 2023. In connection with this activity, we recorded accelerated amortization of financing costs of $0.4 million.
In June 2018, we amended the 2014 7-Year Term Loan to conform certain provisions of that loan to the recast unsecured borrowings described in the previous paragraph. The amendment did not extend the maturity date or change the amounts that can be borrowed thereunder. Additional information is contained in Note 4 to our consolidated financial statements.
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

Aggregate borrowings under our $400 million senior unsecured revolving credit facility, $300 million five-year term loan facility and $250 million 7-year term loan may be limited by the Unencumbered Debt Yield covenant included in these loan agreements. The aggregate borrowing capacity, including support for letters of credit, under these facilities is determined by dividing the net operating income (“NOI”) from the Company’s unencumbered properties by 11%. The maximum amount that was available to be borrowed by us under our revolving credit facility as of December 31, 2018 was $179.3 million. As of the filing date of this Annual Report on Form 10-K, $88.0 million was outstanding under the 2018 Revolving Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. We believe that we have adequate access to capital to fund the remaining cost of our anchor replacement and redevelopment program, which we currently estimate to be between $190.0 million and $230.0 million.
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2018, held a 89.5% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”
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
SUSTAINABILITY

We strive to be socially and environmentally conscious. We now have the capacity to produce more than 8 million kilowatt hours of electricity per year from solar arrays at five of our properties. The annual environmental benefit accrued through the production of renewable energy at these five properties is equivalent to a reduction in greenhouse gas emissions from more than 1,200 passenger vehicles. We also currently offer electric vehicle charging stations at three of our properties, with plans underway for such stations at two more mall locations. Additionally, as part of our redevelopment at Woodland Mall in Grand Rapids, Michigan, we diverted more than 20,000 tons of concrete from two former Sears buildings from landfills, instead recycling it for reuse as building pads, parking lot base and site grading during the expansion phase of the mall.

EMPLOYEES
We had 274 employees at our properties and in our corporate office as of December 31, 2018. None of our employees are represented by a labor union.
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
CORPORATE HEADQUARTERS
Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102. We currently lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities.. This lease expires in October 2019. We have entered into a lease for new office space at One Commerce Square which is located at 2005 Market Street, Philadelphia, PA 19103. We expect to relocate our principal executive offices to that location during the third quarter of 2019.

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
If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such balances. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, at attractive rates, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent to be paid. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which could adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.
Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.
The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of e-commerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. We cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Approximately 34% of our non-anchor leases expire in 2019 or 2020 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.
The current conditions in the economy, including rising interest rates and changes in the means and patterns of consumer behavior, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers in recent years has resulted in store closings and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2019 and 2020, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Currently, we are planning or engaged in redevelopment projects at a number of our properties, including our 50/50 joint venture to redevelop Fashion District Philadelphia, which is a significant project. To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

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

•	expenditure of money and time on projects that might be significantly delayed before stabilization;

•	inability to achieve financing on favorable terms, or at all;

•	offer inducements (including rent reduction, tenant allowance, and rent abatement) to tenants; and

•	the impact of co-tenancy requirements as a result of our inability to meet a projected timeline.

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
The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, might involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. If a development or redevelopment project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of Fashion District Philadelphia, either in a partnership with another developer (like with Macerich for Fashion District Philadelphia) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop a specific component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the component ourselves (including providing any necessary financing). The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.
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
Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income, the loss of an anchor tenant or an agreement of sale at a price below book value, indicate that the carrying amount of the property might not be recoverable. An operating property to be held and used is considered impaired under applicable accounting authority only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, is less than the carrying value of the property. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated. This estimate takes into consideration factors such as expected future net operating income, trends and prospects, and upcoming lease maturities, as well as the effects of demand, competition and other factors. We have set our estimates of future cash flows to be generated by our properties taking into account these factors, which might cause changes in our estimates in the future. If we find that the carrying value of real estate investments and related intangible assets has been impaired, as we did in recent years, we will recognize impairment with respect to such assets. Applicable accounting principles require that goodwill and certain intangible assets be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of goodwill or certain intangible assets exceeds estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize impairment with respect to such investments or goodwill or intangible assets.
Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2018, 2017 and 2016 impairment analyses resulted in noncash impairment charges on long-lived assets of $137.5 million, $55.8 million and $62.6 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”
Conditions in the U.S. economy might adversely affect our cash flows from operations.
The U.S. economy has continued to experience relatively slow income growth, increased health care costs and reduced or fluctuating business and consumer confidence and retail sales. Changes in the patterns of consumer spending, consumer confidence and seasonal spending have led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to store closings, delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations.
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.
Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, and to a lesser extent, the Washington, D.C. metropolitan areas. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends, changing demographics and urbanization, availability and costs of financing, construction costs, income, unemployment, declining real estate values, local real estate conditions, sales and property taxes and tax laws, and weather conditions are particularly adverse in these areas, our results of operations will be affected to a greater degree than companies that do not have concentrations in these regions. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make distributions to shareholders would be adversely affected.

Our redevelopment of The Gallery at Market East into Fashion District Philadelphia could be harmed by delays in the project’s completion.
Portions of the land comprising the Fashion District Philadelphia project are subject to ground leases with the Philadelphia Redevelopment Authority (the “PRA”). Under the terms of the ground leases, we and our joint venture partner, The Macerich Company, committed to completing the entire redevelopment of Fashion District Philadelphia within forty-eight months of the PRA’s issuance of a notice to proceed. This notice to proceed was issued on March 14, 2016. If the joint venture fails to complete the project within the forty-eight month timeframe (March 2020), the PRA, subject to the expiration of applicable notice and cure periods, has the right to terminate the ground leases. In the event of such a termination, we would be unable to recognize the anticipated returns on our investment in the Fashion District Philadelphia project. Additionally, delays in the project’s completion could prevent us from opening Fashion District Philadelphia, which is currently expected to be September 2019, increase the overall project cost, and/or delay our ability to collect revenue from the project.
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

•
partners might undergo a change of control or a substantial change in management, which could similarly inhibit our ability to make important decisions in a timely fashion or otherwise affect our intentions with respect to a project;

•	partners might have business interests or goals that are inconsistent with our business interests or goals;

•	partners might be in a position to take action contrary to our policies or objectives;

•	we might incur liability for the actions of our partners;

•	third-party managers might not be sensitive to publicly-traded company or REIT tax compliance matters; and

•	partners might suffer deterioration in their creditworthiness, making it difficult for the joint venture to obtain financing at favorable rates, or at all.
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

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might adversely affect our results of operations.
Acquisitions of retail properties have historically been an important component of our growth strategy, though we have initiated few acquisitions in recent years. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy We must also typically obtain financing on terms that are acceptable to us. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. In connection with prospective acquisitions, we generally conduct a due diligence review of the target property, portfolio or investment.  While the process of due diligence is intended to provide us with an independent basis to evaluate a prospective acquisition, in some cases we might be given limited time or be given limited materials to review, or pertinent facts might not be adequately uncovered. In such cases, the decision of whether to pursue acquiring the property or portfolio might be based on insufficient, incomplete or inaccurate information, which might lead us to make acquisitions that might have additional or larger issues than we anticipated. If so, these issues might reduce the returns on our investment and affect our financial condition and results of operations. An inability to successfully identify, consummate or finance acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.
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

•
we might incur unexpected liabilities in connection with the properties and businesses that we acquire without any recourse, or limited recourse, against the prior owners or other relevant third parties.

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
Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Joseph F. Coradino and one other member of our corporate management team, they could elect to terminate those agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally, could harm our business and our prospects. Further, if we undertake certain cost-savings and restructuring initiatives in the future, they may be disruptive to our workforce and operations and adversely affect our financial results, because they may impact employee morale and may impair our ability to attract and retain talent.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.
There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, information technology system failures (including cyber attacks) and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, including large deductibles or co-payments or caps on coverage amounts. Under federal terrorism risk insurance legislation, the United States government provides reinsurance coverage to insurance companies following a declared terrorism event. There is a generally similar program relating to flood insurance.  If either or both of these programs were no longer in effect, it might become prohibitively expensive, or impossible, to obtain insurance that covers damages or losses from those types of events.  Tenants might also encounter difficulty obtaining coverage.
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
Violent activities, terrorist or other attacks, threats of attacks or the increased frequency of such attacks or threats of attacks could directly affect the value of our properties as a result of casualties or through property damage, destruction or loss, or by making shoppers afraid to patronize such properties. The availability of insurance for such acts, or of insurance generally, might decrease, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. Future acts of violence or terrorist attacks in the United States might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. Such a decrease in retail demand could make it difficult for us to renew leases or enter into new leases at our properties at lease rates equal to or above historical rates. To the extent that our tenants are directly or indirectly affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. Customers of the tenants at an affected property, and at other properties, might be less inclined to shop at an affected location or at a retail property generally. Such acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any such acts could decrease demand for retail goods or real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.
A significant privacy breach or IT system disruption could adversely affect our business and we might be required to increase our spending on data and system security.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants and vendors involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and attempted intrusions. Breaches in security could expose us, our tenants or our employees to a risk of loss or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, and litigation and potential liability. Although we make efforts to maintain the security of our networks and related systems, there can be no assurance that our security efforts will be effective or that attempted security breaches would not be successful or damaging. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant. We have implemented processes, procedures and controls to reduce these risks, but these measures and our insurance coverage do not guarantee that our financial results would not be impacted by such an incident.
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

Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should thus be divested. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing (as the volatility in the credit markets may be reflected in lending on unfavorable terms to the retail industry), which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property.

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
We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2018, we had an aggregate consolidated indebtedness of $1,660.2 million, the majority of which consisted of mortgage loans secured by our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $356.4 million as of December 31, 2018. We also had outstanding as of December 31, 2018, in the aggregate, $86.3 million of 7.375% Series B Preferred Shares, $172.5 million of 7.20% Series C Preferred Shares and $120.0 million of 6.875% Series D Preferred Shares.
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
The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility was $179.3 million as of December 31, 2018.
As of December 31, 2018, we were in compliance with all the financial covenants in our Credit Agreements, but our inability to comply with these covenants in the future would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.
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
As of December 31, 2018, we had one consolidated mortgage loan with an outstanding balance of $28.0 million with an initial maturity in 2020 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need between $190.0 million and $230.0 million of additional capital to complete our current active anchor replacement and redevelopment projects, including the redevelopment of the Fashion District Philadelphia. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

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
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2018, the aggregate fair value of our derivative instruments was an unrealized gain of $7.0 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
As of December 31, 2018, we had $876.2 million of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $797.3 million of this variable rate debt by using derivative instruments. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

(1)
There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Our Board has granted such exemptions to Cohen & Steers Capital Management, Inc., Blackrock, Inc., CBRE Clarion Securities, Heitman Real Estate Securities, Security Capital Research and Management and Nuveen Assets Management LLC. Absent an exemption, this restriction might:

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
Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding OP Units. However, PREIT Associates might, from time to time, issue additional OP Units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. These issuances will dilute our percentage ownership of PREIT Associates. OP Units generally do not carry a right to vote on any matter voted on by our shareholders, although OP Units might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Joseph F. Coradino, our Chairman and Chief Executive Officer, is among the holders of these units.
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
Currently, the maximum federal income tax rate on dividends, excluding tax on net investment income, from most publicly traded corporations is 20%. Dividends from REITs, however, do not qualify for this favorable tax treatment, and the maximum federal income tax rate on dividends from REITs is 29.6% (which excludes tax on new investment income). It is possible also that tax legislation enacted in subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

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
As of December 31, 2018, a small number of institutional shareholders together own or control more than 50% of our outstanding common shares. In addition, affiliates of Vornado Realty Trust own OP Units issued in connection with our acquisition of Springfield Town Center that are convertible into cash or common shares at our election that would represent approximately 7.9% of our outstanding common shares if we elected to redeem the OP Units for common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares.  The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.
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
In February 2019, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2019. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
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
If we were to fail to qualify as a REIT, we would be subject to federal income tax, on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders and our securities could be delisted from the exchange on which they are listed. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common shares.
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

There is a risk of changes in the tax law applicable to REITs or our tenants.

Congress, the United States Treasury Department and the IRS frequently revise federal tax laws, regulations and other guidance. We cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.

The federal tax legislation that was signed into law on December 22, 2017 (the ‘‘Act’’) made a large quantity of changes to the Internal Revenue Code of 1986 (the “Code”). Among those changes are a significant reduction in the generally applicable corporate income tax rate (from a top corporate rate of 35% to a flat 21% rate), and a reduction in the rates of taxation on most ordinary REIT dividends (from a top individual rate of 39.6% to a top individual rate of 29.6%) and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future require us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effects of these, and many other changes made in the Act are uncertain, both in terms of their direct effects on the taxation of an investment in our common stock and their indirect effects on the value of our assets or market conditions generally.

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

We could face possible adverse federal, state and local tax audits and changes in state and local tax laws, which might result in an increase in our tax liability.
In the normal course of business, certain subsidiaries through which we own real estate either have undergone, are currently undergoing or may undergo tax audits. To date, there have been no material findings against our entities. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

RETAIL PROPERTIES
We currently own interests in 27 retail properties, of which 25 are operating properties and two are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.1 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.7 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2019 and stabilize in 2021. We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.
The above property counts do not include undeveloped land parcels located in Gainesville, Florida and New Garden Township, Pennsylvania because these properties were classified as “held for sale” as of December 31, 2018.
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

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Capital City Mall, Camp Hill, PA	100%	612,427	492,427	1974/2005	99.0%	JC Penney, Field & Stream, Macy’s, Dicks Sporting Goods, and Dave & Buster’s
Cherry Hill Mall, Cherry Hill, NJ	100%	1,314,773	835,888	1961/2009	98.7%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	950,987	677,757	1973/2003	92.9%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington, Dick’s Sporting Goods, Home Depot, and Marshalls
Dartmouth Mall, Dartmouth, MA	100%	672,742	532,742	1971/2000	99.5%	JC Penney, Macy’s, Sears and AMC
Exton Square Mall, Exton, PA(6)	100%	1,046,491	865,291	1973/2000	83.7%	Boscov’s, Macy’s, Whole Foods, Sears and Round 1
Francis Scott Key Mall, Frederick, MD	100%	754,259	614,926	1978/1991	94.2%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
Jacksonville Mall, Jacksonville, NC	100%	494,777	494,777	1981/2008	99.9%	Barnes & Noble, Belk, JC Penney and Sears
Magnolia Mall, Florence, SC	100%	601,721	601,721	1979/2007	99.8%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney, Burlington, HomeGoods, and Five Below
Moorestown Mall, Moorestown, NJ	100%	913,265	913,265	1963/2008	93.1%	Boscov’s, Lord & Taylor, Regal Cinema RPX, Sears, HomeSense, and Five Below
Patrick Henry Mall, Newport News, VA	100%	717,664	433,507	1988/2005	97.5%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA (7)	100%	727,847	727,847	1966/2009	91.7%	AMC Theater, Boscov’s, Legoland Discovery Center and Whole Foods
The Mall at Prince Georges, Hyattsville, MD	100%	926,233	926,233	1959/2004	98.4%	JC Penney, Macy’s, Marshalls, Ross Dress for Less, TJ Maxx and Target
Springfield Town Center, Springfield, VA(7)	100%	1,373,974	983,989	1974/2015	93.1%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	797,849	797,849	1974/1999	98.1%	JC Penney, Tilt, and Belk
Valley View Mall, La Crosse, WI(6)	100%	519,482	406,230	1980/2001	71.6%	Barnes & Noble and JC Penney
Viewmont Mall, Scranton, PA	100%	689,226	549,425	1968/2006	99.9%	JC Penney, Dick’s Sporting Goods/ Field and Stream, HomeGoods and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,046,577	633,456	1982/2001	94.4%	Apple, Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	834,257	422,035	1968/1998	99.5%	Apple, Barnes & Noble, JC Penney, Kohl’s and Macy’s
Wyoming Valley Mall, Wilkes-Barre, PA(6)	100%	832,253	832,253	1971/2006	64.0%	JC Penney and Macy’s
Total consolidated mall properties		15,826,804	12,741,618

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
RETAIL LOCATED AT CONSOLIDATED MALLS
Wyoming Valley Center, Wilkes-Barre, PA(6)	100%	78,229	78,229	1976/2006	100.0%	Ashley HomeStore Office Max
Valley View Center, La Crosse, WI(6)	100%	67,267	67,267	1980/2001	100.0%	Chuck E. Cheese, Dick’s Sporting Goods, Play It Again Sports and Texas Roadhouse
Total consolidated other retail properties		145,496	145,496

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non-anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.

(6)
Property designated as non-core. Non Core Properties include assets where we are evaluating strategic options for the property or where the property is financed with a non-core recourse mortgage loan and we are working with the special servicer regarding a potential deed in lieu of foreclosure.

(7)	A portion of the underlying land at this property is subject to a ground lease.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors/Major Tenants(5)
MALLS
Lehigh Valley Mall, Allentown, PA	50%	1,175,419	987,760	1960/2008	90.9%	Apple, Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,609	222,710	1974/1997	96.8%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	369,948	369,948	2015	82.2%	Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Barnes & Noble, Giant Food Store, Lowe’s, Ross Dress for Less, Saks off Fifth and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	88.1%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	100.0%	Barnes & Noble, Burlington, Home Depot, HomeGoods and Weis Markets
Total unconsolidated retail properties		4,101,575	2,778,075

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.

(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.

(4)
Occupancy is calculated based on space owned by the unconsolidated partnership, includes space occupied by both anchor and non-anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our average annual gross rent per square foot (for consolidated and unconsolidated properties, excluding Fashion District Philadelphia, which is under redevelopment) for the five years ended December 31, 2018:

Average Gross Rent	2018	2017	2016	2015	2014
Under 10,000 square feet	$57.07	$58.09	$56.56	$50.94	$46.69
Over 10,000 square feet	$21.13	$21.17	$21.15	$19.24	$18.50
All Non-Anchor stores	$39.97	$40.88	$40.98	$37.11	$34.82
Anchor stores	$5.05	$5.10	$4.43	$4.49	$4.77

LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2018:

Tenant Name(1)	Number of Stores(2)		GLA(2)	Percent of Total GLA(3)
AMC Entertainment Holdings, Inc.
AMC	2		92,988
Carmike 16	1		60,124
Total AMC Entertainment Holdings, Inc.	3		153,112	0.8%
Ashley Homestore	2	89,622	89,622	0.4%
Barnes & Noble, Inc.	9		267,831	1.3%
Belk, Inc.	3		311,397	1.6%
Best Buy Co., Inc.	6		190,153	0.9%
BJ’s Wholesale Club, Inc.	2		234,761	1.2%
Boscov’s Department Store	5		889,229	4.4%
Burlington Stores, Inc.	3		169,764	0.8%
Dave & Buster’s, Inc.	3		107,738	0.5%
Dick’s Sporting Goods, Inc.
Dick’s Sporting Goods, Inc	10		536,942
Field & Stream	1		50,302
Total Dick’s Sporting Goods, Inc.	11		587,244	2.9%
Dillard’s, Inc.	1		144,157	0.7%
DSW Shoe Warehouse	3		50,829	0.3%
Forever 21 Retail, Inc.	11		186,946	0.9%
Giant Food Stores, LLC	1		67,185	0.3%
H&M Hennes & Mauritz L.P.	15		296,973	1.5%
The Home Depot, Inc.	3		397,322	2.0%
J.C. Penney Company, Inc.	16		2,159,457	10.8%
Lord & Taylor	1		121,200	0.6%
Lowes, Inc.	1		163,215	0.8%
Macy’s, Inc.
Macy’s	14		2,555,000
Bloomingdales	1		237,537
Total Macy’s, Inc.	15		2,792,537	13.9%
Nordstrom, Inc.
Nordstrom	1		138,000
Nordstrom Rack	2		73,439
Total Nordstrom, Inc.	3		211,439	1.1%
Office Depot, Inc. (OfficeMax)	3		79,909	0.4%

Tenant Name(1)	Number of Stores(2)	GLA(2)	Percent of Total GLA(3)
Onelife Fitness	1	70,000	0.3%
PetsMart, Inc	3	78,678	0.4%
Regal Cinemas	4	205,135	1.0%
Round One Entertainment, Inc.	1	58,371	0.3%
Ross Stores	2	60,320	0.3%
Saks Fifth Avenue LLC	2	54,118	0.3%
Sears Holdings Corporation (Sears)	6	872,592	4.3%
The TJX Companies, Inc.
HomeGoods	3	84,076
HomeSense	1	28,486
Marshalls	2	65,004
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	7	205,163	1.0%
Target Corporation	4	649,440	3.2%
Tilt Studio	2	66,993	0.3%
Weis Markets, Inc.	1	65,032	0.3%
Whole Foods, Inc.	2	120,155	0.6%
	155	12,178,017	60.7%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 15,000 square feet or be part of a chain that has stores in our portfolio occupying an aggregate of at least 15,000 square feet.

(2)
Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us. Includes stores that have closed that are still obligated to make rental or expense contribution payments.

(3)	Percent of Total GLA is calculated based on the total GLA of all properties.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2018:

Primary Tenant(1)(2)	Brands	Total number of locations	Percent of PREIT’s Annual Gross Rent (3)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, Footaction Flight 23, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	51	4.3%
L Brands, Inc.	Bath & Body Works, Pink, Victoria's Secret	45	3.8%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Totally Pagoda, Zale's Jewelers	68	3.0%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	11	2.4%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/, Old Navy	25	2.4%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	21	2.4%
Express, Inc.	Express, Express Factory Outlet, Express Men	17	2.0%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	55	1.8%
J.C. Penney Company, Inc.	JC Penney	16	1.8%
Forever 21, Inc.	Forever 21	11	1.7%
Macy's Inc.	Bloomingdale's, Macy's	17	1.6%
Ascena Realty Group, Inc.	Ann Taylor, Dress Barn, Justice, Lane Bryant, Loft, Maurices	31	1.4%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	33	1.4%
Regal Entertainment Group	Regal Cinemas	4	1.3%
Advent CR Holdings, Inc.	Charlotte Russe	16	1.3%
H&M Hennes & Mauritz L.P.	H & M	15	1.3%
Dave & Buster's, Inc.	Dave & Buster's	3	1.3%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	8	1.1%
The Children's Place Retail Stores, Inc.	The Children's Place	17	1.1%
Shoe Show, Inc.	Shoe Dept, Shoe Dept. Encore	18	1.0%
Total		482	38.5%

(1)	Tenant includes all brands and concepts of the tenant.

(2)	Excludes tenants from Fashion District Philadelphia which is under redevelopment.

(3)
Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective equity method investments. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2018.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS
The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2018:

	All Tenants (1)					Tenants in Bankruptcy(2)
(in thousands of dollars, except per square foot amounts)	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(3)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year

For the Year Ended December 31,
2018 and Prior(4)	98	212,748	$10,569	$55.15	3.2%	—	$—	$—	—%
2019	277	759,016	35,996	51.71	10.9%	8,701	196	22.55	0.5%
2020	257	1,188,798	38,109	36.21	11.5%	4,000	161	40.16	0.4%
2021	217	964,043	30,769	37.91	9.3%	10,625	155	29.14	0.5%
2022	174	534,156	25,635	55.84	7.7%	7,995	171	21.44	0.7%
2023	181	1,075,677	36,506	38.50	11.0%	6,000	203	33.80	0.6%
2024	132	673,555	32,970	52.79	10.0%	—	—	—	—%
2025	157	715,789	31,939	55.37	9.6%	—	—	—	—%
2026	121	607,602	25,005	51.92	7.6%	—	—	—	—%
2027	105	668,624	24,688	39.90	7.5%	15,000	274	18.27	1.1%
2028	76	623,804	20,606	34.83	6.2%	—	—	—	—%
Thereafter	50	653,504	18,350	29.33	5.5%	—	—	—	—%
Total/Average	1,845	8,677,316	$331,142	$43.35	100.0%	52,321	$1,160	$25.13	0.4%

(1)	Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 453,518 square feet.

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

(3)
Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2018.

(4)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2018.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2018.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS
The following table presents scheduled lease expirations of anchor tenants as of December 31, 2018 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants (1)					Tenants in Bankruptcy(2)
(in thousands of dollars, except per square foot amounts)	Number of Leases Expiring	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year(1)(2)	Average Expiring Gross Rent psf	Percent of PREIT’s Total Gross Rent	GLA of Expiring Leases	PREIT’s Share of Gross Rent in Expiring Year	Average Expiring Gross Rent psf	Percent of PREIT’s Share of Gross Rent in Expiring Year

For the Year Ending December 31,
2019	3	382,739	$1,358	$3.55	5.1%	144,301	$95	$0.66	7.0%
2020	6	694,074	2,548	3.67	9.5%	—	—	—	—%
2021	7	675,619	3,015	6.25	11.2%	226,233	241	1.07	8.0%
2022	8	1,174,834	3,923	3.64	14.6%	205,591	42	0.20	1.1%
2023	3	348,592	1,896	5.44	7.1%	120,883	446	3.69	23.5%
2024	4	545,219	2,801	5.14	10.4%	—	—	—	—%
2025	2	390,245	1,186	3.04	4.4%	—	—	—	—%
2026	1	58,371	861	14.75	3.2%	—	—	—	—%
2027	—	—	—	—	—%	—	—	—	—%
2028	9	982,424	6,428	6.54	24.0%	—	—	—	—%
Thereafter	2	135,155	2,791	20.65	10.5%	—	—	—	—%
Total/Average	45	5,387,272	$26,807	$5.27	100.0%	697,008	824	$1.18	3.1%

(1)
In thousands of dollars. Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2018.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2018.
DEVELOPMENT AND REDEVELOPMENT PROPERTIES
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2019 and stabilize in 2021. We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.
OFFICE SPACE
We currently lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. This lease expires in October 2019.

In December 2018, we entered into a lease for new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, with Brandywine Realty Trust. Our lead independent trustee is also a Trustee of Brandywine Realty Trust. The lease commencement date and our corporate office relocation date is expected to occur during the third quarter of 2019.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Distribution Paid
Quarter ended March 31, 2018	$12.47	$9.38	$0.21
Quarter ended June 30, 2018	$12.07	$8.97	$0.21
Quarter ended September 30, 2018	$11.40	$9.34	$0.21
Quarter ended December 31, 2018	$9.68	$5.68	$0.21
			$0.84

	High	Low	Distribution Paid
Quarter ended March 31, 2017	$19.92	$13.76	$0.21
Quarter ended June 30, 2017	$15.34	$10.00	$0.21
Quarter ended September 30, 2017	$13.02	$9.75	$0.21
Quarter ended December 31, 2017	$12.11	$9.32	$0.21
			$0.84
As of December 31, 2018, there were approximately 2,200 holders of record of our common shares and approximately 21,000 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2019, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2019. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.
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

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Selected Financial Data(1)

	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating results:
Total revenue	$362,400	$367,490	$399,946	$425,411	$432,703
Impairment of assets	$(137,487)	$(55,793)	$(62,603)	$(140,318)	$(19,695)
Gains (losses) on sales of interests in real estate, net	$1,525	$(361)	$23,022	$12,362	$12,699
Net (loss) income	$(126,503)	$(32,848)	$(12,713)	$(129,567)	$(14,262)
Dividends on preferred shares	$(27,375)	$(27,845)	$(15,848)	$(15,848)	$(15,848)
Net (loss) income attributable to PREIT common shareholders	$(137,704)	$(57,901)	$(25,511)	$(131,129)	$(29,201)
Basic and diluted (loss) earnings per share(1)	$(1.98)	$(0.84)	$(0.37)	$(1.91)	$(0.43)
Weighted average shares outstanding – basic and diluted	69,749	69,364	69,086	68,740	68,217

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Total investments in real estate	$3,184,594	$3,299,702	$3,300,014	$3,367,889	$3,285,404
Intangible assets, net	$17,868	$17,693	$19,746	$22,248	$6,452
Total assets	$2,405,114	$2,588,771	$2,616,832	$2,800,392	$2,539,703
Total debt, including debt premium and discount	$1,660,195	$1,656,842	$1,766,902	$1,784,371	$1,537,947
Noncontrolling interest(1)	$105,770	$129,131	$142,722	$152,624	$27,937
Total equity - PREIT	$440,781	$631,860	$559,684	$632,006	$816,800

	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Cash flow data:(1)
Cash provided by operating activities	$134,864	$142,091	$154,931	$141,108	$148,164
Cash (used in) provided by investing activities	$(41,567)	$(105,418)	$(4,878)	$(382,291)	$31,298
Cash (used in) provided by financing activities	$(94,805)	$(32,585)	$(162,632)	$225,860	$(170,522)
Cash distributions per common share	$0.84	$0.84	$0.84	$0.84	$0.80

(1)Certain prior period amounts for net income (loss) attributable to PREIT common shareholders, basic and diluted earnings per share, noncontrolling interest, total equity - PREIT and cash flow amounts were adjusted to reflect immaterial financial statement error corrections and new accounting rules as discussed in Note 1 to our consolidated financial statements.

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
We currently own interests in 27 retail properties, of which 25 are operating properties and two are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.1 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.7 million square feet at these properties (excluding space owned by anchors or third parties).
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. “Same Store” properties are properties that have been owned for the full periods presented excluding Wyoming Valley Mall and properties acquired or disposed of or under redevelopment during the periods presented.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2019 and stabilize in 2021. We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.

The above property counts do not include undeveloped land parcels located in Gainesville, Florida and New Garden Township, Pennsylvania because these properties were classified as “held for sale” as of December 31, 2018.

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
Our net loss increased by $93.7 million to a net loss of $126.5 million for the year ended December 31, 2018 from a net loss of $32.8 million for the year ended December 31, 2017. The change in our 2018 results of operations was primarily due to increased impairment losses in 2018 as compared to 2017 and dilution from asset sales.
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
We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2018, held a 89.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 25 operating retail properties and the two development and redevelopment properties in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Acquisitions and Dispositions
See note 2 to our consolidated financial statements for a description of our dispositions and acquisition in 2018, 2017 and 2016.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2018
Consolidated properties	10	43	1,221,433	$7,072	4	265,399	$1,549
Unconsolidated properties	3	5	14,977	402	—	—	—
Total	10	48	1,236,410	$7,474	4	265,399	$1,549

2017
Consolidated properties	16	75	341,701	$10,837	27	176,221	$4,809
Unconsolidated properties	9	16	191,538	2,103	9	164,228	1,581
Total	18	91	533,239	$12,940	36	340,449	$6,390
(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2018.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and we recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. In 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall in 2017, and have executed leases with replacement tenants for that location in 2018.

The table below sets forth information related to our anchor replacement program:

	Former/Existing Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Closed/Closing	Date Decommissioned	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Valley Mall	Macy's	120	Q1 16	n/a	Tilt	48	Q3 18
					Onelife Fitness	70	Q1 19
	Bon-Ton	123	Q1 18	n/a	Belk	123	Q4 18
Moorestown Mall	Macy's	200	Q1 17	n/a	HomeSense	28	Q3 18
					Five Below	9	Q4 18
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Exton Square Mall	K-mart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
In process:
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	86	Q4 19
					REI	20	Q4 19
					Urban Outfitters	8	Q4 19
					Restaurants and small shop space	22	Q4 19
Plymouth Meeting Mall	Macy's (1)	215	Q1 17	n/a	Burlington	41	Q4 19
					Dick's Sporting Goods	58	Q4 19
					Michael's	26	Q4 19
					Edge Fitness	38	Q4 19
					Miller's Ale House	7	Q4 19
Moorestown Mall	Macy's	200	Q1 17	n/a	Sierra Trading Post	19	Q1 19
					Michael's	25	Q3 19
Valley Mall	Sears	123	Q3 17	Q2 18	Dick's Sporting Goods	50	Q1 20
Willow Grove Park	JC Penney	125	Q3 17	n/a	Studio Movie Grill	49	Q2 20
					Entertainment and small shop space	44	Q4 19

(1)	Property is subject to a ground lease.

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
Capital Improvements, Redevelopment and and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $115.2 million as of December 31, 2018.
As of December 31, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $117.9 million in the form of tenant allowances and contracts with general service providers and other professional service providers.

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
In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draw in 2018.

We also own one development property, but we do not expect to make any significant investment at this property in the short term.
CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2018, 2017 and 2016, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
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

RESULTS OF OPERATIONS
Overview
Net loss for the year ended December 31, 2018 was $126.5 million, compared to a net loss for the year ended December 31, 2017 of $32.8 million. The change in our 2018 results of operations was primarily due to increased impairment losses in 2018 as compared to 2017 and dilution from asset sales.
Net loss for the year ended December 31, 2017 was $32.8 million, compared to net loss for the year ended December 31, 2016 of $12.7 million. The change in our 2017 results of operations was primarily due to gains from real estate sales of $23.0 million in 2016, as well as a $18.2 million decrease in non same store net operating income due to property sales in 2016 and
2017. These factors were partially offset by a $12.3 million decrease in interest expense and a $6.8 million decrease in impairment of assets.

Occupancy
The tables below set forth certain occupancy statistics for our retail properties in total and our Core Malls as of December 31, 2018, 2017 and 2016:

	Occupancy(1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Retail portfolio weighted average:(3)
Total excluding anchors	93.2%	93.6%	93.4%	90.5%	92.2%	94.2%	92.6%	93.3%	93.6%
Total including anchors	92.8%	95.8%	95.7%	92.2%	93.6%	95.3%	92.7%	95.4%	95.6%
Core Malls weighted average:(4)
Total excluding anchors	94.3%	94.7%	94.1%	88.4%	90.2%	94.8%	93.6%	94.2%	94.2%
Total including anchors	96.5%	96.7%	96.5%	92.0%	93.3%	96.4%	96.0%	96.3%	96.5%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

(3)	Retail portfolio includes all retail properties excluding Fashion District Philadelphia because that property is under redevelopment.

(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, Wyoming Valley Mall, power centers and Gloucester Premium Outlets.

From 2017 to 2018, total occupancy for our retail portfolio, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement), decreased 270 basis points to 92.7%.
From 2017 to 2018, total occupancy for our Core Malls, including consolidated and unconsolidated properties, decreased 30 basis points to 96.0%.

Leasing Activity
The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2018, including anchor and non-anchor space at consolidated and unconsolidated properties:

	Number	GLA	Term (in years)	Initial Rent psf	Previous Rent psf	Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
Non-Anchor						$	%	%

New Leases
Under 10,000 sf	105	343,594	7.3	$44.46	N/A	N/A	N/A	N/A	$10.85
Over 10,000 sf	16	378,155	10.5	19.67	N/A	N/A	N/A	N/A	4.43
Total New Leases	121	721,749	9.0	$31.47	N/A	N/A	N/A	N/A	$6.92

Renewal Leases
Under 10,000 sf	128	305,119	3.4	$55.14	$55.16	$(0.02)	—%	5.0%	$0.19
Over 10,000 sf	12	306,229	5.3	21.32	20.64	0.67	3.3%	11.9%	2.45
Total Fixed Rent	140	611,348	4.3	$38.20	$37.87	$0.33	0.9%	6.9%	$1.58
Percentage in Lieu	46	130,276	1.7	35.27	44.02	(8.75)	(19.9)%	N/A	—
Total Renewal Leases(4)	186	741,624	3.9	$37.69	$38.95	$(1.27)	(3.3)%	6.9%	$1.46
Total Non Anchor (5)	307	1,463,373	6.4	$34.62

Anchor
New Leases	2	99,258	10.0	$13.30	N/A	N/A	N/A	N/A	$0.40
Renewal Leases	4	512,858	5.6	3.28	$3.36	(0.08)	(2.4)%	N/A	—
Total	6	612,116	7.1	$4.90
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

(4)
Includes 7 leases and 11,102 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding those leases, the initial gross rent spread was 1.0% for leases under 10,000 square feet and (2.4%) for all non anchor leases.  Excluding these leases, the average rent spreads were 6.2% for leases under 10,000 square feet and 7.8% for all non anchor leases.

(5)
Includes 53 leases and 172,994 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

See “Item 2. Properties—Retail Lease Expiration Schedule” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2018, 2017 and 2016:

(in thousands of dollars)	For the Year Ended December 31, 2018	% Change 2017 to 2018	For the Year Ended December 31, 2017	% Change 2016 to 2017	For the Year Ended December 31, 2016
Results of operations:
Total real estate revenue	$358,229	(1)%	$361,524	(8)%	$394,597
Other income	4,171	(30)%	5,966	12%	5,349
Total property operating expenses	(141,232)	1%	(140,305)	(10)%	(156,218)
General and administrative expenses	(38,342)	4%	(36,736)	4%	(35,269)
Provision for employee separation expense	(1,139)	(12)%	(1,299)	(4)%	(1,355)
Project costs and other expenses	(693)	(10)%	(768)	(55)%	(1,700)
Insurance recoveries, net	689	N/A	—	N/A	—
Interest expense, net	(61,355)	5%	(58,430)	(17)%	(70,724)
Depreciation and amortization	(133,116)	3%	(128,822)	2%	(126,669)
Impairment of assets	(137,487)	146%	(55,793)	(11)%	(62,603)
Equity in income of partnerships	11,375	(21)%	14,367	(22)%	18,477
Gain on sale of real estate by equity method investee	2,772	(58)%	6,539	—%	—
Gains (losses) on sales of interests in real estate, net	1,525	522%	(361)	(102)%	23,022
Gains on sales of non-operating real estate	8,100	538%	1,270	234%	380
Net loss	$(126,503)	285%	$(32,848)	158%	$(12,713)
The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the consolidated statements of operations in the line item “Equity in income of partnerships.”
Real Estate Revenue
Real estate revenue decreased by $3.3 million, or 1%, in 2018 as compared to 2017, primarily due to:

•	a decrease of $8.5 million in real estate revenue related to sold properties;

•
a decrease of $2.4 million in same store common area expense reimbursements, due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•	a decrease of $0.9 million in same store partnership marketing revenue;

•
a decrease of $0.6 million in same store utility reimbursements due to a decrease in tenant electric consumption, partially offset by an increase in tenant electric billing rates established by each state’s public utility commission;

•	a decrease of $0.5 million at Wyoming Valley Mall due to two anchor store closings and associated co-tenancy concessions during 2018; and

•	a decrease of $0.2 million in same store marketing revenue; partially offset by

•
an increase of $6.0 million in same store lease termination revenue, including $8.6 million from the termination of leases with three tenants during 2018, partially offset by $2.4 million received from four tenants during 2017;

•
an increase of $2.3 million in same store real estate tax reimbursements, due to an increase in real estate tax expense (see “—Property Operating Expenses”), partially offset by lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•
an increase of $1.6 million in same store base rent due to $3.4 million from net new store openings over the previous twelve months, partially offset by a $1.0 million decrease related to tenant bankruptcies in 2017 and 2018, as well as a $0.8 million decrease related to co-tenancy concessions due to anchor closings.

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

Property Operating Expenses
Property operating expenses increased by $0.9 million, or 1%, in 2018 as compared to 2017, primarily due to:

•
an increase of $6.7 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate, as well as a successful real estate tax appeal at one of our properties resulting in lower real estate tax expense during 2017; and

•
an increase of $0.1 million in same store other property operating expenses, including a $0.9 million increase in bad debt expense due to increased reserves for bankruptcy and other troubled tenants and a $0.2 million increase in non-reimbursable maintenance costs, partially offset by a $1.0 million decrease in personnel costs; partially offset by

•	a decrease of $4.0 million in property operating expenses related to sold properties; and

•
a decrease of $1.8 million in same store common area maintenance expense, including a $1.7 million decrease in housekeeping, maintenance and loss prevention expense due to negotiated rate reductions with the service providers and a $1.2 million decrease in personnel costs, partially offset by a $0.4 million increase in common area electric expense and a $0.2 million increase in snow removal expense due to extremely cold temperatures during January 2018 and higher snow fall amounts across the Mid-Atlantic states, where many of our properties are located.

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

General and Administrative Expenses
General and administrative expenses increased by $1.6 million, or 4%, in 2018 as compared to 2017, primarily due to increases in employee salaries, short-term incentive compensation expense and long-term deferred compensation amortization, as well as an increase in professional fee expense.

General and administrative expenses increased by $1.5 million, or 4%, in 2017 as compared to 2016, primarily due to increases in employee costs and increases in professional fee expense.

Insurance Recoveries, net
During September 2018, Jacksonville Mall in Jacksonville, North Carolina incurred property damage and an interruption of business operations as a result of Hurricane Florence. The property was closed for business during and immediately after the natural disaster, however, significant remediation efforts were quickly undertaken and the mall was reopened shortly thereafter.
During the twelve months ended December 31, 2018, we recorded recoveries, net in excess of losses, of approximately $0.7 million. This amount consisted of combined estimated property impairment and remediation losses of $2.3 million, offset by a corresponding insurance claim recovery of $3.0 million. Our current insurance policies contain business interruption coverage. To date, we have not recorded any recoveries of such business interruption losses, as such recoveries will be recorded at such time that the recovery is probable.
Impairment of Assets
During the years ended December 31, 2018, 2017, and 2016, we recorded impairment of assets of $137.5 million, $55.8 million and $62.6 million and, respectively. The assets that incurred impairments and the amount of such impairments are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Exton Square Mall	$73,218	$—	$—
Wyoming Valley Mall	32,177	—	—
Valley View Mall	14,294	15,521	—
Wiregrass Mall mortgage note receivable	8,122	—	—
New Garden Land	7,567	—	20,786
Gainesville land	2,089	1,275	—
Logan Valley Mall	—	38,720	—
Sunrise land	—	226	—
Beaver Valley Mall	—	—	18,055
Washington Crown Center	—	—	14,117
Crossroads Mall	—	—	9,038
Office building located at Voorhees Town Center	—	—	607
Other	20	51	—
Total impairment of assets	$137,487	$55,793	$62,603

See note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Interest Expense
Interest expense increased by $2.9 million, or 5%, in 2018 as compared to 2017 due to a decrease in capitalized interest and higher weighted average effective interest rates (4.15% in 2018 compared to 4.01% in 2017), partially offset by lower weighted average debt balance ($1,624.6 million in 2018 compared to $1,648.5 million in 2017).
Interest expense decreased by $12.3 million, or 17%, in 2017 as compared to 2016. Our weighted average debt balance was reduced to $1,648.5 million in 2017 compared to $1,760.5 million in 2016 due to the application of cash proceeds from property sales in 2016 and 2017, along with the net proceeds from our 2017 Series C and Series D Preferred Share issuances, net of the redemption of the Series A Preferred Shares, and capital expenditures related to anchor replacements and redevelopment spending. In 2017, we also had lower weighted average effective interest rates than in 2016 (4.01% for 2017 as compared to 4.19% for 2016).
Depreciation and Amortization
Depreciation and amortization expense increased by $4.3 million, or 3%, in 2018 as compared to 2017, primarily because of:

•
an increase of $5.7 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $1.4 million related to sold properties.

Depreciation and amortization expense increased by $2.2 million, or 2%, in 2017 as compared to 2016, primarily because of:

•	an $8.7 million benefit recognized in 2016 due to a change in an estimated contingent liability recorded in connection with a property acquisition that did not recur in 2017; and

•
an increase of $1.4 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $7.9 million related to properties sold in 2016 and 2017.
Equity in Income of Partnerships
Equity in income of partnerships decreased by $3.0 million, or 21%, in 2018 as compared to 2017. This decrease was primarily due to unamortized below-market lease intangibles written off in 2017 related to Fashion District Philadelphia, partially offset by a $1.6 million mortgage prepayment penalty incurred at Lehigh Valley Mall in 2017 that did not recur.
Equity in income of partnerships decreased by $4.1 million, or 22%, in 2017 as compared to 2016. This decrease was primarily due to a $1.6 million mortgage prepayment penalty incurred at Lehigh Valley Mall in 2017, a $1.3 million decrease in lease termination income in 2017 as compared to 2016, and an aggregate decrease of $1.0 million related to 2017 bankruptcies.
Gains on Sale of Real Estate by Equity Method Investee
Gain on sale of real estate by equity method investee was $2.8 million in 2018, which resulted from our 50% share of a $5.5 million gain on the sale of a condominium interest in 907 Market Street in Philadelphia, Pennsylvania recorded by a partnership in which we hold a 50% ownership interest.
Gain on sale of real estate by equity method investee was $6.5 million in 2017, which resulted from our 50% share of a $13.1 million gain on the sale of a condominium interest in 801 Market Street in Philadelphia, Pennsylvania recorded by a partnership in which we hold a 50% ownership interest.
Gains (losses) on sales of real estate
Gain on sale of real estate was $1.5 million in 2018, which was primarily due to a $1.0 million gain on the sale of an outparcel on which two restaurants are located at Valley Mall in Hagerstown, Maryland and a $0.7 million gain on the sale of an outparcel on which a restaurant is located at Magnolia Mall in Florence, South Carolina, partially offset by adjustment to gains from properties sold in prior periods.
Gain (losses) on sale of real estate, net in 2017 was $(0.4) million, which was primarily due to adjustments to gains of sales from properties sold in prior periods.
Gain on sale of real estate, net in 2016 was $23.0 million, which was primarily as a result of a $20.3 million gain on the sale of two street retail properties in Philadelphia, Pennsylvania.
Gain on Sales of Non-operating Real Estate, net
Gain on sales of non-operating real estate was $8.1 million in 2018, which was primarily due to the sale of a parcel adjacent to Exton Square Mall in Exton, Pennsylvania.
Gain on sales of non-operating real estate was $1.3 million in 2017, which was primarily due to the sale of three non-operating parcels located at Beaver Valley Mall, Exton Square Mall and Valley Mall.
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

•
We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted to show the effect of items such as impairment of mortgage asset, provision for employee separation expense, insurance recoveries, prepayment penalties, accelerated amortization of deferred financing costs, loss on redemption of preferred shares and loss on hedge ineffectiveness.

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

The table below reconciles net income (loss) to NOI of our consolidated properties for the years ended 2018, 2017 and 2016:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Net loss	$(126,503)	$(32,848)	$(12,713)
Other income	(4,171)	(5,966)	(5,349)
Depreciation and amortization	133,116	128,822	126,669
General and administrative expenses	38,342	36,736	35,269
Provision for employee separation expenses	1,139	1,299	1,355
Project costs and other expenses	693	768	1,700
Insurance recoveries, net	(689)	—	—
Interest expense, net	61,355	58,430	70,724
Impairment of assets	137,487	55,793	62,603
Equity in income of Partnerships	(11,375)	(14,367)	(18,477)
Gain on sales of real estate by equity method investee	(2,772)	(6,539)	—
Gains (losses) on sales of interests in real estate	(1,525)	361	(23,022)
Gains on sales of non-operating real estate	(8,100)	(1,270)	(380)
Net operating income from consolidated properties	$216,997	$221,219	$238,379

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the years ended 2018, 2017 and 2016:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Equity in income of partnerships	$11,375	$14,367	$18,477
Other income	(82)	(594)	—
Depreciation and amortization	8,612	10,974	10,214
Interest and other expenses	10,828	12,013	10,306
Net operating income from equity method investments at ownership share	$30,733	$36,760	$38,997

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2018 and 2017:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2018	2017	2018	2017	2018	2017
NOI from consolidated properties	$210,112	$209,244	$6,885	$11,975	$216,997	$221,219
NOI from equity method investments at ownership share	30,161	30,266	572	6,494	30,733	36,760
Total NOI	$240,273	$239,510	$7,457	$18,469	$247,730	$257,979
Less: lease termination revenue	$9,183	$3,142	$35	$85	$9,218	$3,227
Total NOI - excluding lease termination revenue	$231,090	$236,368	$7,422	$18,384	$238,512	$254,752
Total NOI decreased by $10.2 million, or 4.0%, in 2018 as compared to 2017. NOI from Non Same Store properties decreased by $11.0 million. This decrease was primarily due to the properties sold in 2018 and 2017. NOI from Same Store properties increased by $0.8 million primarily due to property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses.”

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

Total NOI decreased by $19.4 million, or 7.0%, in 2017 as compared to 2016. NOI from Non Same Store properties decreased by $18.2 million. This decrease was primarily due to the properties sold in 2017 and 2016. NOI from Same Store properties decreased by $1.2 million primarily due to decreased lease termination income, partially offset by the property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses”

Funds From Operations
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

FFO does not include gains and losses on sales of operating real estate assets or impairment write downs of depreciable real estate (including development land parcels), which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to FFO.

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2018, 2017 and 2016, respectively, to show the effect of such items as impairment of mortgage asset, provision for employee separation expense, insurance recoveries, prepayment penalties, accelerated amortization of deferred financing costs, loss on redemption of preferred shares and loss on hedge ineffectiveness which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as impairment of mortgage asset, provision for employee separation expense, insurance recoveries, prepayment penalties, accelerated amortization of deferred financing costs, loss on redemption of preferred shares and loss on hedge ineffectiveness.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	% Change 2017 to 2018	2017	% Change 2016 to 2017	2016
Net loss	$(126,503)		$(32,848)		$(12,713)
Adjustments:
Depreciation and amortization of real estate
Consolidated	131,694		127,327		125,192
Unconsolidated	8,612		10,974		10,214
Gain on sale of real estate by equity method investee	(2,772)		(6,539)		—
Gains (losses) on sales of real estate, net	(1,525)		361		(23,022)
Impairment of real estate assets	129,365		55,793		62,603
Dividends on preferred shares	(27,375)		(27,845)		(15,848)
Loss on redemption of preferred shares	—		(4,103)		—
Funds from operations attributable to common shareholders and OP Unit holders	$111,496	(9.4)%	$123,120	(15.9)%	$146,426
Impairment of mortgage loan receivable	8,122		—		—
Provision for employee separation expense	1,139		1,299		1,355
Insurance recoveries, net	(689)		—		—
Prepayment penalty and accelerated amortization of deferred financing costs	363		1,557		—
Loss on redemption of preferred shares	—		4,103		—
Loss on hedge ineffectiveness	—		—		143
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$120,431	(7.4)%	$130,079	(12.1)%	$147,924
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.43	(9.5)%	$1.58	(16.4)%	$1.89
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$1.54	(7.8)%	$1.67	(12.6)%	$1.91
Weighted average number of shares outstanding	69,749		69,364		69,086
Weighted average effect of full conversion of OP Units	8,273		8,297		8,324
Effect of common share equivalents	203		93		191
Total weighted average shares outstanding, including OP Units	78,225		77,754		77,601

FFO was $111.5 million for 2018, a decrease of $11.6 million, or 9.4%, compared to $123.1 million for 2017. This decrease was primarily due to:

•	a $11.0 million decrease in Non Same Store NOI primarily due to properties sold; and

•	a $8.1 million impairment on a mortgage loan receivable asset; partially offset by

•	a $4.1 million loss on preferred share redemption in 2017;

•	a $1.7 million decrease in interest expense; and

•	a $0.8 million increase in Same Store NOI.

FFO per diluted share and OP Unit decreased $0.15 per share to $1.43 per share for 2018, compared to $1.58 per share for 2017 due to the factors noted above and higher share count in the 2018 period.

FFO was $123.1 million for 2017, a decrease of $23.3 million, or 15.9%, compared to $146.4 million for 2016. This decrease was primarily due to:

•	a $18.2 million decrease in Non Same Store NOI primarily due to properties sold;

•	a $12.0 million increase in preferred share dividends; and

•	a $4.1 million loss on preferred share redemption in 2017; partially offset by

•	a $10.5 million decrease in interest expense; and

•	a $1.2 million increase in Same Store NOI.

FFO per diluted share decreased $0.31 per share to $1.58 per share for 2017, compared to $1.89 per share for 2016 primarily due to the factors noted above.

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
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2018 were $93.5 million, based on distributions of $1.8438 per Series B Preferred Share, distributions of $1.8000 per Series C Preferred Share, distributions of $1.7188 per Series D Preferred Share and distributions of $0.84 per common share and OP Unit. For the first quarter of 2019, we have announced a distribution of $0.21 per common share and OP Unit.
In December 2017, our universal shelf registration statement was filed with the SEC and became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public.
During 2018, we raised capital from a number of sources, including proceeds of $33.5 million from our share of asset sales by us and our unconsolidated subsidiaries, $123.0 million in distributions from the proceeds of the Fashion District Philadelphia Term Loan, net proceeds of $12.0 million from our revolving facilities and an additional $10.2 million on the mortgage loan secured by Viewmont Mall.
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

As of December 31, 2018, we had borrowed $550.0 million under the Term Loans and $65.0 million under the 2018 Revolving Facility (with $5.1 million pledged as collateral for letters of credit at December 31, 2018). The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2018 is net of $2.7 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (see note 4 in the notes to our consolidated financial statements) under the Credit Agreements, the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility as of December 31, 2018 was $179.3 million.

Identical covenants and common provisions contained in the Credit Agreements

See note 4 in the notes to our consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of December 31, 2018, we were in compliance with all such financial covenants.

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

Mortgage Loan Activity—Consolidated Properties
The following table presents the mortgage loans we have entered into or extended since January 1, 2016 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key(1)	$68.5	LIBOR plus 2.60%	January 2022
February	Viewmont Mall(2)	$10.2	LIBOR Plus 2.35%	March 2021

2016 Activity:
March	Viewmont Mall (2)	$9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall (3)	$130.0	LIBOR plus 2.00%	April 2021

(1)
In January 2018, the $68.5 million mortgage loan secured by Francis Scott Key was amended to extend the initial maturity date to January 2022, and has a one-year extension option that would further extend the maturity date to January 2023.

(2)
In 2018, the mortgage was increased by $10.2 million to $67.2 million. In 2016, the mortgage was increased by $9.0 million and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(3)	The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan.

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall in Wilkes-Barre, Pennsylvania closed on August 31, 2018. In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired. We have received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.8 million as of December 31, 2018, and with respect to which we received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We are working with the special servicer regarding a potential deed in lieu of foreclosure, but make no assurances as to whether an agreement will ultimately be reached. The lender’s recourse is limited to foreclosing on the property and we have not guaranteed the payment of principal or interest on the mortgage loan.

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

Mortgage Loans

Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025.  Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.60% at December 31, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.36% at December 31, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2018:

	Payments by Period
(in thousands of dollars)	Total	2019	2020	2021	2021-2022	Thereafter
Consolidated mortgage loans
Principal payments	$92,928	$18,561	$19,759	$20,685	$23,112	$10,811
Balloon payments	958,042	—	27,161	188,785	530,750	211,346
Total consolidated mortgage loans	$1,050,970	$18,561	$46,920	$209,470	$553,862	$222,157
Less: Unamortized debt issuance costs	3,064
Carrying value of mortgage notes payable	$1,047,906

Contractual Obligations
The following table presents our consolidated aggregate contractual obligations as of December 31, 2018 for the periods presented:

(in thousands of dollars)	Total	2019	2020	2021	2021-2022	Thereafter
Mortgage loans	$1,050,970	$18,561	$46,920	$209,470	$553,862	$222,157
Term Loans	550,000	—	—	250,000	300,000	—
2018 Revolving Facility	65,000	—	—	65,000	—	—
Interest on indebtedness(1)	247,102	65,268	64,573	58,201	43,737	15,323
Operating leases	2,654	1,823	461	272	98	—
Ground leases	41,279	1,184	1,384	1,584	3,168	33,959
Development and redevelopment commitments(2)	117,906	110,766	7,140	—	—	—
Total	$2,074,911	$197,602	$120,478	$584,527	$900,865	$271,439

(1)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.

(2)
The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of Fashion District Philadelphia which is scheduled to open in the third quarter of 2019) will be made prior to December 31, 2019, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Mortgage Loan Activity—Unconsolidated Properties
The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2016:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East(1)	$8.3	LIBOR plus 2.85%	February 2021
March	Gloucester Premium Outlets(2)	86.0	LIBOR plus 1.50%	March 2022

2017 Activity:
October	Lehigh Valley Mall(3)(4)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.2 million.

(2)	We own a 25% partnership interest in Gloucester Premium Outlets and our share of this mortgage loan is $21.5 million.

(3)
The proceeds were used to repay the existing $124.6 million mortgage loan plus accrued interest. We own a 50% partnership interest in Lehigh Valley Mall and our share of this mortgage loan is $100.0 million.

(4)
We received $35.3 million of proceeds as a distribution in connection with the financing. In connection with this new mortgage loan financing, the unconsolidated entity recorded $3.1 million of prepayment penalty and accelerated the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017.

Interest Rate Derivative Agreements
As of December 31, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.3 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements outstanding with a weighted average base interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 through June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly. We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2018, we considered these interest rate swap agreements to be highly effective as cash flow hedges.

As of December 31, 2018, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.0 million. If we had breached any of the default provisions in these agreements as of December 31, 2018, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.2 million. We had not breached any of these provisions as of December 31, 2018.

The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS
Net cash provided by operating activities totaled $134.9 million for 2018 compared to $142.1 million for 2017 and $154.9 million for 2016. The decrease in net cash provided by operating activities in 2018 is primarily due to dilution from sales of operating properties in 2017, partially offset by changes in working capital and other items. The decrease in net cash provided by operating activities in 2017 also was primarily due to dilution from sales of operating properties in 2016 and 2017.
Cash flows used in investing activities were $41.6 million for 2018, compared to $105.4 million for 2017 and $4.9 million for 2016.
Investing activities in 2018 included investment in construction in progress of $75.6 million, investments in partnerships of $58.1 million (primarily at Fashion District Philadelphia) and real estate improvements of $35.2 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by $13.7 million of proceeds from land and outparcel sales, $123.0 million of distributions from the FDP Term Loan, and $19.7 million of proceeds from the sale of 907 Market Street by the Fashion District Philadelphia joint venture.

Investing activities for 2017 included investment in construction in progress of $116.6 million, investments in partnerships of $73.4 million (primarily at Fashion District Philadelphia) and real estate improvements of $51.9 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by $77.8 million of proceeds from the sale of three operating properties and two non-operating parcels, $35.2 million of distributions of refinancing proceeds from Lehigh Valley Mall and $30.3 million of proceeds from the sale of 801 Market Street by the Fashion District Philadelphia joint venture.
Investing activities for 2016 included proceeds totaling $154.8 million from the sale of seven operating properties and two outparcels, partially offset by investment in construction in progress of $88.2 million and real estate improvements of $49.9 million, primarily related to tenant allowances, recurring capital expenditures, and ongoing improvements at our properties.
Cash flows used in financing activities were $94.8 million for 2018 compared to cash flows used in financing activities of $32.6 million for 2017 and cash flows used in financing activities of $162.6 million for 2016.
Cash flows used in financing activities for 2018 included aggregate dividends and distributions of $93.5 million and principal installments on mortgage loans of $18.7 million, partially offset by $12.0 million of net borrowings on our 2013 Revolving Facility and a $10.2 million increase in Viewmont Mall’s mortgage principal.
Cash flows used in financing activities in 2017 included the mortgage loan repayments of $150.0 million on The Mall of Prince Georges, the Series A preferred share redemption of $115.0 million, aggregate dividends and distributions of $93.0 million, and principal installments on mortgage loans of $17.9 million, partially offset by $286.8 million of proceeds from our 2017 Series C and D Preferred Share offerings and $56.0 million of net borrowings from our 2013 Revolving Facility.
Cash flows used in financing activities for 2016 included the mortgage loan repayments of $280.3 million (relating to Woodland Mall, Valley Mall, Lycoming Mall, and New River Valley Mall), dividends and distributions of $81.2 million and principal installments on mortgage loans of $17.9 million, partially offset by net borrowings of $82.0 million from our 2013 Revolving Facility, $130.0 million from the mortgage loan on Woodland Mall and a $9.0 million additional draw borrowed on the mortgage loan secured by Viewmont Mall.
See note 1 to our consolidated financial statements for details regarding costs capitalized during 2018 and 2017.

COMMITMENTS
As of December 31, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $117.9 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.
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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2018, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts.These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;

•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;

•	our ability to maintain and increase property occupancy, sales and rental rates;

•	increases in operating costs that cannot be passed on to tenants;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any dispositions of assets;

•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and

•	potential dilution from any capital raising transactions or other equity issuances.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2018, our consolidated debt portfolio consisted primarily of $1,047.9 million (net of unamortized debt issuance costs) of fixed and variable rate mortgage loans, $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 3.95%, $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 3.95% and $65.0 million borrowed under our 2018 Revolving Facility, which bore interest at a rate of 3.71%.
Our mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.60% at December 31, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.36% at December 31, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, including balloon payments, of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate (1)
2019	$16,881	4.26%	$1,680	4.35%
2020	$45,240	5.03%	$1,680	4.35%
2021	$18,568	4.20%	$440,902	4.05%
2022	$358,874	4.05%	$66,912	4.95%
2023 and thereafter	$350,233	4.24%	$365,000	3.91%

(1)	Based on the weighted average interest rate in effect as of December 31, 2018 and does not include the effect of our interest rate swap derivative instruments as described below.

At December 31, 2018, we had $876.2 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 6 to our consolidated financial statements.
As of December 31, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.3 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements outstanding with a weighted average base interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 through June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.
Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2018 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $49.2 million at December 31, 2018. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $51.5 million at December 31, 2018. Based on the variable rate debt included in our debt portfolio at December 31, 2018 a 100 basis point increase in interest rates would have resulted in an additional $0.8 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $0.8 million annually. Because the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2018, 2017 and 2016, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2018 and 2017, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by our Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, and have concluded as follows:

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

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

(3) Exhibits

2.1
Contribution Agreement, dated as of March 2, 2014, by and among Franconia Two, L.P., PR Springfield Town Center LLC, PREIT Associates, L.P. and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 1, 2014, is incorporated herein by reference.

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

3.3	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

3.4
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

3.6
Third Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated by reference.

3.7
Fourth Designating Amendment to Trust Agreement designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated herein by reference.

4.1
First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2
First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated July 15, 1998, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

4.3
Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated July 15, 1998, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

4.4
Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated October 13, 1998, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 13, 1998, is incorporated herein by reference.

4.5
Fourth Amendment to First Amended and Restated Agreement of Limited Partnership, dated May 13, 2003, of PREIT Associates L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

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

4.14
Registration Rights Agreement, dated March 31, 2015, between Pennsylvania Real Estate Investment Trust, Franconia Two, L.P. and PREIT Associates, L.P. filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K on April 1, 2015, is incorporated herein by reference.

10.1
Amended and Restated Credit Agreement dated as of May 24, 2018 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2018, is incorporated herein by reference.

10.2
Amended and Restated Guaranty dated as of May 24, 2018 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2018, is incorporated herein by reference.

10.3
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

10.6
Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.7
Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 30, 2016 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report of Form 10-Q filed on July 28, 2016, is incorporated herein by reference.

10.8
Fifth Amendment to Seven-Year Term Loan Agreement dated as of June 5, 2018 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2018, is incorporated herein by reference.

10.9
Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.10
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

10.12
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

+10.14
Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.15
Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.16
Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.17
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.18
Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.19
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Mario C. Ventresca, Jr., filed as Exhibit 10.29 to PREIT’s Annual Report on form 10-K filed on February 26, 2016, is incorporated herein by reference.

+10.20
Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

+10.21*	Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most is filed herewith.

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

+10.24
Separation of Employment Agreement dated December 21, 2017 between PREIT and Bruce Goldman, filed as Exhibit 10.49 to PREIT’s Annual Report on Form 10-K filed on February 16, 2018 is incorporated herein by reference.

+10.25
Severance Agreement and General Release dated September 7, 2018 between PREIT Services, LLC and Jonathan Bell, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 1, 2018, is incorporated herein by reference.

+10.26	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.27	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.28	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.29
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.30
Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.31	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.32
Form of 2016-2018 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.33	2017-2019 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.34
Form of 2017-2019 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.35	2018-2020 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.36
Form of 2018-2020 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 4, 2018, is incorporated herein by reference.

10.37
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

10.39
Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.40
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.41
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.42
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

10.43
Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.44
Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 1, 2015, is incorporated herein by reference.

+10.45
PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from PREIT’s Annual Report on Form 10-K for the period ended December 31, 2018 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	February 25, 2019	By:	/s/ Joseph F. Coradino
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	February 25, 2019
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2019
Robert F. McCadden

/s/ George J. Alburger	Trustee	February 25, 2019
George J. Alburger

/s/ Michael J. DeMarco	Trustee	February 25, 2019
Michael J. DeMarco

/s/ JoAnne A. Epps	Trustee	February 25, 2019
JoAnne A. Epps

/s/ Leonard I. Korman	Trustee	February 25, 2019
Leonard I. Korman

/s/ Mark E. Pasquerilla	Trustee	February 25, 2019
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	February 25, 2019
Charles P. Pizzi

/s/ John J. Roberts	Trustee	February 25, 2019
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pennsylvania Real Estate Investment Trust:

Opinion on Internal Control Over Financial Reporting
We have audited Pennsylvania Real Estate Investment Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2019

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2018	December 31, 2017
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,063,531	$3,180,212
Construction in progress	115,182	113,609
Land held for development	5,881	5,881
Total investments in real estate	3,184,594	3,299,702
Accumulated depreciation	(1,118,582)	(1,111,007)
Net investments in real estate	2,066,012	2,188,695
INVESTMENTS IN PARTNERSHIPS, at equity:	131,124	216,823
OTHER ASSETS:
Cash and cash equivalents	18,084	15,348
Tenant and other receivables (net of allowance for doubtful accounts of $6,597 and $7,248 at December 31, 2018 and 2017, respectively)	38,914	38,166
Intangible assets (net of accumulated amortization of $15,543 and $13,117 at December 31, 2018 and 2017, respectively)	17,868	17,693
Deferred costs and other assets, net	110,805	112,046
Assets held for sale	22,307	—
Total assets	$2,405,114	$2,588,771
LIABILITIES:
Mortgage loans payable, net	$1,047,906	$1,056,084
Term Loans, net	547,289	547,758
Revolving Facilities	65,000	53,000
Tenants’ deposits and deferred rent	15,400	11,446
Distributions in excess of partnership investments	92,057	97,868
Fair value of derivative instruments	3,010	20
Accrued expenses and other liabilities	87,901	61,604
Total liabilities	1,858,563	1,827,780
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2018 and 2017; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at December 31, 2018 and 2017; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2018 and 2017; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 70,495 shares issued and outstanding at December 31, 2018 and 69,983 shares issued and outstanding at December 31, 2017	70,495	69,983
Capital contributed in excess of par	1,671,042	1,663,966
Accumulated other comprehensive income	5,408	7,226
Distributions in excess of net income	(1,306,318)	(1,109,469)
Total equity – Pennsylvania Real Estate Investment Trust	440,781	631,860
Noncontrolling interest	105,770	129,131
Total equity	546,551	760,991
Total liabilities and equity	$2,405,114	$2,588,771

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
REVENUE:
Real estate revenue:
Base rent	$226,609	$230,898	$252,115
Expense reimbursements	106,522	109,454	118,880
Percentage rent	4,291	4,366	5,245
Lease termination revenue	8,729	2,760	4,460
Other real estate revenue	12,078	14,046	13,897
Total real estate revenue	358,229	361,524	394,597
Other income	4,171	5,966	5,349
Total revenue	362,400	367,490	399,946
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(113,235)	(111,275)	(124,690)
Utilities	(15,990)	(16,151)	(17,053)
Other property operating expenses	(12,007)	(12,879)	(14,475)
Total property operating expenses	(141,232)	(140,305)	(156,218)
Depreciation and amortization	(133,116)	(128,822)	(126,669)
General and administrative expenses	(38,342)	(36,736)	(35,269)
Provision for employee separation expense	(1,139)	(1,299)	(1,355)
Project costs and other expenses	(693)	(768)	(1,700)
Insurance recoveries, net	689	—	—
Total operating expenses	(313,833)	(307,930)	(321,211)
Interest expense, net	(61,355)	(58,430)	(70,724)
Impairment of assets	(137,487)	(55,793)	(62,603)
Total expenses	(512,675)	(422,153)	(454,538)
Loss before equity in income of partnerships and gains on sales of real estate and non operating real estate	(150,275)	(54,663)	(54,592)
Equity in income of partnerships	11,375	14,367	18,477
Gain on sales of real estate by equity method investee	2,772	6,539	—
Gains (losses) on sales of real estate, net	1,525	(361)	23,022
Gains on sales of non-operating real estate	8,100	1,270	380
Net loss	(126,503)	(32,848)	(12,713)
Less: net loss attributed to noncontrolling interest	16,174	6,895	3,050
Net loss attributable to PREIT	(110,329)	(25,953)	(9,663)
Less: preferred share dividends	(27,375)	(27,845)	(15,848)
Less: loss on redemption on preferred shares	—	(4,103)	—
Net loss attributable to PREIT common shareholders	$(137,704)	$(57,901)	$(25,511)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2018	2017	2016
Net loss	$(126,503)	$(32,848)	$(12,713)
Noncontrolling interest	16,174	6,895	3,050
Preferred share dividends	(27,375)	(27,845)	(15,848)
Loss on redemption of preferred shares	—	(4,103)	—
Dividends on unvested restricted shares	(542)	(372)	(322)
Net loss used to calculate earnings per share – basic and diluted	$(138,246)	$(58,273)	$(25,833)

Basic and diluted loss per share	$(1.98)	$(0.84)	$(0.37)

(in thousands of shares)
Weighted average shares outstanding – basic	69,749	69,364	69,086
Effect of dilutive common share equivalents(1)	—	—	—
Weighted average shares outstanding – diluted	69,749	69,364	69,086

(1)
For the years ended December 31, 2018, 2017 and 2016, there were net losses allocable to common shareholders, so the effect of common share equivalents of 203, 93 and 191 for the years ended December 31, 2018, 2017 and 2016, respectively, is excluded from the calculation of diluted (loss) earnings per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Comprehensive loss:
Net loss	$(126,503)	$(32,848)	$(12,713)
Unrealized (loss) gain on derivatives	(2,755)	5,415	6,007
Amortization of losses on settled swaps, net of gains	721	859	503
Total comprehensive loss	(128,537)	(26,574)	(6,203)
Less: Comprehensive loss attributable to noncontrolling interest	16,390	6,225	2,355
Comprehensive loss attributable to PREIT	$(112,147)	$(20,349)	$(3,848)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended
December 31, 2018, 2017 and 2016

		PREIT Shareholders
		Preferred Shares $.01 par				Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C	Series D
January 1, 2016	$784,630	$46	$35	$—	$—	$69,197	$1,476,397	$(4,193)	$(909,476)	$152,624
Net loss	(12,713)	—	—			—	—	—	(9,663)	(3,050)
Other comprehensive income	6,510	—	—	—	—	—	—	5,815	—	695
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	26	574	—	—	(600)
Shares issued under employee compensation plans, net of shares retired	(889)	—	—	—	—	330	(1,219)	—	—	—
Amortization of deferred compensation	6,035	—	—	—	—	—	6,035	—	—	—
Dividends paid to Series A preferred shareholders ($2.0625 per share)	(9,487)	—	—	—	—	—	—	—	(9,487)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to common shareholders ($0.84 per share)	(58,372)	—	—	—	—	—	—	—	(58,372)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,991)	—	—	—	—	—	—	—	—	(6,991)
Other contributions from noncontrolling interest, net	44	—	—	—	—	—	—	—	—	44
Balance December 31, 2016	702,406	46	35	—	—	69,553	1,481,787	1,622	(993,359)	142,722
Net loss	(32,848)	—	—	—	—	—	—	—	(25,953)	(6,895)
Other comprehensive income	6,274	—	—	—	—	—	—	5,604	—	670
Preferred shares issued in Series C and D preferred share offerings, net	286,848	—	—	69	50	—	286,729	—	—	—
Preferred Shares redeemed	(115,000)	(46)	—	—	—	—	(110,851)	—	(4,103)	—
Amortization of deferred compensation	5,709	—	—	—	—	—	5,709	—	—	—
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	39	375	—	—	(414)
Shares issued under employee compensation plan, net of shares retired	608	—	—	—	—	391	217	—	—	—
Dividends paid to Series A preferred shareholders ($1.7016 per share)	(7,827)	—	—	—	—	—	—	—	(7,827)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to Series C preferred shareholders ($1.5900 per share)	(10,971)	—	—			—	—	—	(10,971)	—
Dividends paid to Series D preferred shareholders ($0.4488 per share)	(2,244)	—	—			—	—	—	(2,244)	—
Dividends paid to common shareholders ($0.84 per share)	(58,651)	—	—	—	—	—	—	—	(58,651)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,970)	—	—	—	—	—	—	—	—	(6,970)
Other contributions from noncontrolling interest, net	18	—	—	—	—	—	—	—	—	18
Balance December 31, 2017	760,991	—	35	69	50	69,983	1,663,966	7,226	(1,109,469)	129,131
Net loss	(126,503)	—	—			—	—	—	(110,329)	(16,174)
Other comprehensive income	(2,034)	—	—	—	—	—	—	(1,818)	—	(216)
Shares issued under employee compensation plan, net of shares retired	663	—	—	—	—	512	151	—	—	—
Amortization of deferred compensation	6,925	—	—	—	—	—	6,925	—	—	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to Series C preferred shareholders ($1.80 per share)	(12,420)	—	—	—	—	—	—	—	(12,420)	—
Dividends paid to Series D preferred shareholders ($1.719 per share)	(8,594)	—	—	—	—	—	—	—	(8,594)	—
Dividends paid to common shareholders ($0.84 per share)	(59,145)	—	—	—	—	—	—	—	(59,145)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,949)	—	—	—	—	—	—	—	—	(6,949)
Other distributions to noncontrolling interest, net	(22)	—	—	—	—	—	—	—	—	(22)
Balance December 31, 2018	$546,551	$—	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(126,503)	$(32,848)	$(12,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	121,644	119,441	125,426
Amortization	14,554	12,057	3,981
Straight-line rent adjustments	(1,989)	(2,686)	(2,602)
Provision for doubtful accounts	2,461	1,763	1,357
Non-cash lease termination revenue	(4,200)	—	—
Gain on insurance proceeds, net	(689)	—	—
Amortization of deferred compensation	6,925	5,709	6,035
Loss on hedge ineffectiveness	—	—	143
Gain on sales of interests in real estate and non-operating real estate, net	(9,625)	(909)	(23,402)
Equity in income of partnerships	(11,375)	(14,367)	(18,477)
Gain on sale of real estate by equity method investee	(2,772)	(6,539)	—
Cash distributions from partnerships	9,421	16,849	22,094
Amortization of historic tax credits	(829)	(1,768)	(1,768)
Impairment of real estate assets	129,365	55,793	62,603
Impairment of mortgage loan receivable	8,122	—	—
Change in assets and liabilities:
Net change in other assets	(5,998)	(5,652)	4,566
Net change in other liabilities	6,352	(4,752)	(12,312)
Net cash provided by operating activities	134,864	142,091	154,931
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	(17,611)	—	—
Cash proceeds from sales of real estate	13,730	77,778	154,758
Proceeds from insurance claims related to damage to real estate assets	700	—	—
Cash distributions from partnerships of proceeds from real estate sold	19,727	30,265	—
Distribution of refinancing proceeds from equity method investee	123,000	35,221	—
Additions to construction in progress	(75,649)	(116,550)	(88,161)
Investments in real estate improvements	(35,170)	(51,949)	(49,942)
Additions to leasehold improvements and corporate fixed assets	(160)	(683)	(522)
Investments in equity method investees	(58,112)	(73,434)	(14,910)
Capitalized leasing costs	(12,022)	(6,066)	(6,101)
Net cash used in investing activities	(41,567)	(105,418)	(4,878)
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	286,847	—
Redemption of Series A Preferred Shares	—	(115,000)	—
Repayments under revolving facilities	12,000	56,000	82,000
Proceeds from mortgage loans	10,185	—	139,000
Repayment of mortgage loans	—	(150,000)	(280,327)
Principal installments on mortgage loans	(18,655)	(17,945)	(17,868)
Payment of deferred financing costs	(5,529)	(71)	(3,337)
Value of shares of beneficial interest issued	1,410	2,085	1,288
Dividends paid to common shareholders	(59,145)	(58,651)	(58,372)
Dividends paid to preferred shareholders	(27,375)	(27,403)	(15,848)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(6,949)	(6,970)	(6,991)
Value of shares retired under equity incentive plans, net of shares issued	(747)	(1,477)	(2,177)
Net cash used in financing activities	(94,805)	(32,585)	(162,632)
Net change in cash, cash equivalents, and restricted cash	(1,508)	4,088	(12,579)
Cash, cash equivalents, and restricted cash, beginning of period	33,953	29,865	42,444
Cash, cash equivalents, and restricted cash, end of period	$32,445	$33,953	$29,865

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2018, our portfolio consisted of a total of 27 properties located nine states, including 21 shopping malls, four other retail properties and two development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia). This redevelopment is expected to open in 2019 and stabilize in 2021. One property in our portfolio is classified as under development, however we do not currently have any activity occurring at this property. The above property counts do not include undeveloped land parcels located in Gainesville, Florida and New Garden Township, Pennsylvania because these properties were classified as “held for sale” as of December 31, 2018.
We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2018, held an 89.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
Pursuant to the terms of the Operating Partnership’s partnership agreement, each of its limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2018, the total amount that would have been distributed would have been $49.1 million, which is calculated using our December 31, 2018 closing share price on the New York Stock Exchange of $5.94 multiplied by the number of outstanding OP Units held by limited partners, which was 8,272,635 as of December 31, 2018.
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

Partnership Investments
We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2018, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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
Statements of Cash Flows
We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents. At December 31, 2018 and 2017, cash and cash equivalents and restricted cash totaled $32.4 million and $34.0 million, respectively, and included tenant security deposits of $2.3 million and $2.4 million, respectively. Cash paid for interest was $58.4 million, $55.4 million and $67.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, net of amounts capitalized of $6.4 million, $7.6 million and $3.2 million, respectively.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of December 31, 2018, 2017 and 2016.

(in thousands of dollars)	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$18,084	$15,348	$9,803
Restricted cash included in other assets	14,361	18,605	20,062
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$32,445	$33,953	$29,865

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

Significant Non-Cash Transactions
During the second quarter of 2018, we received the building and improvements formerly occupied by one of our tenants as part of the consideration for the termination of that tenant’s lease. We recorded non-cash lease termination income of $4.2 million in connection with this transaction, which we determined was the fair value of the building and improvements.

Paydowns of the 2014 5-Year Term Loan and the 2015 5-Year Term Loan of $150.0 million each were made in the year ended December 31, 2018, which were directly paid from the 2018 Term Loan Facility borrowing and are considered to be non-cash transactions.

During 2017, a $150.0 million paydown of the 2013 Revolving Facility was made, which was directly paid from an additional borrowing from our 2014 7-Year Term Loan, and is considered to be a non-cash transaction.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $65.0 million, $309.0 million and $290.0 million, and aggregate repayments were $53.0 million, $403.0 million and $208.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Accrued construction costs increased by $15.7 million in the year ended December 31, 2018, decreased by $8.3 million in the year ended December 31, 2017 and increased by $13.4 million in the year ended December 31, 2016, representing non-cash changes in construction in progress.
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

Revenue Recognition
We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”). We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.0 million, $2.7 million and $2.6 million in the years ended December 31, 2018, 2017 and 2016, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2018 and 2017 were $27.2 million and $25.4 million, respectively.
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
In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of

December 31, 2018 and 2017, our tenant accounts receivable included accrued income of $1.9 million and $3.1 million, respectively, because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed. We record reimbursement revenue from tenants whose leases include fixed CAM provisions in accordance with the contractual terms of the respective leases.
Certain lease agreements contain co-tenancy clauses that can change the amount of rent or the type of rent that tenants are required to pay, or, in some cases, can allow the tenant to terminate their lease, in the event that certain events take place, such as a decline in property occupancy levels below certain defined levels or the vacating of an anchor store. Co-tenancy clauses do not generally have any retroactive effect when they are triggered. The effect of co-tenancy clauses is applied on a prospective basis to recognize the new rent that is in effect.
Payments made to tenants as inducements to enter into a lease are treated as deferred costs that are amortized as a reduction of rental revenue over the term of the related lease.
Lease termination fee revenue is recognized in the period when a termination agreement is signed, collectibility is assured, and the tenant has vacated the space. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.
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
Financial Instruments
Carrying amounts reported on the consolidated balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2018 Revolving Facility approximate fair value due to the short-term nature of these instruments. Most of our variable rate debt is subject to interest rate derivative instruments that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.

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

Management's Responsibility to Evaluate the Company's Ability to Continue as a Going Concern

When preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. No such conditions or events were identified as of the issuance date of the financial statements contained in this Annual Report on Form 10-K.
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

We recognize gains from sales of real estate properties and interests in partnerships when an enforceable contract is in place, control of the asset transfers to a buyer and it is probable that we will collect the consideration due in exchange for transferring the asset.

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

Intangible Assets
Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2018 and 2017 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. Approximately $1.5 million of this goodwill balance is allocated to three equity method investees with negative investment balances.
Changes in the carrying amount of goodwill for the three years ended December 31, 2018 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Total
Balance, January 1, 2016	$6,322	$(1,073)	$5,249
Goodwill divested	—	—	—
Balance, December 31, 2016	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2017	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2018	$6,322	$(1,073)	$5,249

We allocate a portion of the purchase price of a property to intangible assets. Our methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value, including operating covenants.
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
We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2018 and 2017:

(in thousands of dollars)	As of December 31, 2018	As of December 31, 2017
Intangible Assets:
Value of lease intangibles, net	$12,594	$12,369
Above-market lease intangibles, net	25	75
Subtotal	12,619	12,444
Goodwill, net	5,249	5,249
Total intangible assets	$17,868	$17,693

Intangible Liabilities
Below-market lease intangibles, net	$403	$636
Above-market ground lease	$5,484	$5,590
Total intangible liabilities	$5,887	$6,226

Amortization of lease intangibles was $2.4 million, $2.0 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Net amortization of above-market and below-market lease intangibles increased revenue by $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of above-market ground lease intangibles increased revenue by $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ending December 31,	Value of Lease Intangibles	Customer Relationship Value	Above/(Below) Market Leases, net	Above Market Ground Leases
2019	$1,852	$945	$(73)	$(106)
2020	1,819	77	(76)	(106)
2021	1,697	—	(56)	(106)
2022	1,561	—	(19)	(106)
2023	1,522	—	(19)	(106)
2024 and thereafter	3,121	—	(135)	(4,954)
Total	$11,572	$1,022	$(378)	$(5,484)
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

In June 2018, we determined that the land parcel in Gainesville, Florida met the criteria to classify it as held for sale.

This determination was made because the property is under contract, and we believe that it is likely that we will complete a sale of the property within one year.

In December 2018, we determined that the land parcel in New Garden Township, Pennsylvania met the criteria to classify it as held for sale. This determination was made because we have been in advanced negotiations with a buyer and we believe that it is likely that we will complete a sale of the property within one year.
Capitalization of Costs
Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. Capitalized costs, as well as tenant inducement amounts and internal and external commissions, are recorded in construction in progress. We capitalize a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects. We also capitalize interest on equity method investments while the investee is engaged in activities necessary to commence its planned principal activities.
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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Development/Redevelopment:
Salaries and benefits	$1,380	$1,296	$1,138
Real estate taxes	$1,198	$1,035	$246
Interest	$6,395	$7,620	$3,191
Leasing:
Salaries, commissions and benefits	$7,022	$6,066	$6,101
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
We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2018, 2017 and 2016, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Ordinary income	$0.25	$—	$—
Non-dividend distribution	0.59	0.84	0.84
Per-share distributions	$0.84	$0.84	$0.84
The per share distributions paid to Series A, Series B, Series C and Series D preferred shareholders had the following components for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Series A Preferred Share Dividends (1)
Ordinary income		$—	$—
Non-dividend distributions		1.70	2.06
		$1.70	$2.06

Series B Preferred Share Dividends
Ordinary income	$1.84	$—	$—
Non-dividend distributions	—	1.84	1.84
	$1.84	$1.84	$1.84

Series C Preferred Share Dividends
Ordinary income	$1.80	$—	N/A
Non-dividend distributions	—	1.59	N/A
	$1.80	$1.59	N/A

Series D Preferred Share Dividends
Ordinary income	$1.72	$—	N/A
Non-dividend distributions	—	0.45	N/A
	$1.72	$0.45	N/A
(1) The Series A Preferred Shares were redeemed in 2017.
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
PRI is subject to federal, state and local income taxes. We had a nominal federal income tax provision/benefit in the year ended December 31, 2018, and no provision or benefit for federal or state income taxes in the years ended, December 31, 2017 and 2016. We had net deferred tax assets of $16.7 million and $18.0 million for the years ended December 31, 2018 and 2017, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, since it is more likely than not that these assets will not be realized based on recent earnings history for our taxable REIT subsidiaries. The deferred tax assets were remeasured for the year ended December 31, 2017 to account for the tax provisions in H.R. 1 (the Tax Cuts and Jobs Act), which was signed into law on December 22, 2017.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined in a manner that approximates the effective interest method in the case of costs associated with mortgage loans, or on a straight line basis in the case of costs associated with our 2018 Revolving Facility (and in prior years, our 2013 Revolving Facility) and Term Loans (see note 4).
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2018, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
New Accounting Developments
Lease accounting related

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which will result in lessees recognizing most leased assets and corresponding lease liabilities in their financial statements. Leases of land and other arrangements where we are the lessee will be recognized on our balance sheet. Lessor accounting will remain substantially similar to current accounting under ASU 840. Subsequent to the issuance of ASU 2016-02, the FASB has issued additional clarifying guidance as set forth in the following paragraphs. Topic 842, incorporating all associated guidance, became effective on January 1, 2019.
In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The purpose of this guidance was to address certain issues facing lessors when applying the new leasing standard. The guidance clarified, among other things, that lessors should exclude lessor costs from revenue, such as real estate taxes paid by lessees directly to third parties.
In November 2018, the FASB issued ASU 2018-19, Codification of Improvements to Topic 326, Financial Instruments - Credit Losses. This guidance clarified, among other things, that receivables arising from operating leases are not within the scope of the credit losses standards, but rather, should be accounted for in accordance with the leases standard.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This guidance provided entities with an additional (and optional) transition method for the new lease accounting standard. Under this new transition method, an entity is permitted to initially adopt the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance also provides lessors with a series of practical expedients to apply when adopting the new lease accounting standard.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. These amendments affect narrow aspects of the guidance issued in ASU 2016-02. We adopted ASU 2016-02, ASU 2018-10, ASU 2018-11, ASU 2018-19 and ASU 2018-20 effective January 1, 2019 using the optional transition method and the following practical expedients:

•
We have elected to not separate non-lease components such as CAM from the associated lease component (base rent). Instead, will account for the lease and non-lease components as a single component because such non-lease components would otherwise be accounted for under the new revenue guidance (ASC 606) and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease.

•
We have also elected the package of practical expedients that allows us to not reassess whether any expired or existing contracts are or contain leases; to not reassess the lease classification for any expired or existing leases; and to not reassess initial direct costs for any existing leases.

For leases under which the Company is a lessee (effective January 1, 2019), we will record a right of use asset estimated to be between $23.0 million and $27.0 million and corresponding lease liability for all leases previously accounted for as operating leases under ASU 840. The Company will derecognize an unfavorable ground lease liability of $5.5 million and reduce the corresponding ROU asset by the same amount.
Effective January 1, 2019, the Company will recognize fixed CAM revenues on a straight-line basis; previously, such amounts were recognized as billed in accordance with the terms of the respective leases.
For leases under which the Company is a lessor, certain leasing costs that were previously capitalized under ASC 840 will be recorded as period costs under ASC 842. Such costs totaled approximately $5.1 million, $4.6 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

Revenue accounting related

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. We adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of the date of adoption, and therefore a cumulative-effect adjustment was not required.

The majority of our revenues are derived from leases and are not subject to ASC 606; rather, they were governed by ASC 840 through December 31, 2018 and will be subject to ASC 842, which we adopted effective January 1, 2019. Property operating revenues are disaggregated on the consolidated statement of operations into the categories of base rent, expense reimbursements, percentage rent, lease termination revenue and other real estate revenue, primarily in the amounts that correspond to these different categories as documented in various tenant leases.

The types of our revenues that were impacted by ASC 606 include property management and development revenues for services performed for third-party owned properties and for certain of our joint ventures, and certain billings to tenants for reimbursement of property marketing expenses. The amount and timing of the revenues that are impacted by ASC 606 were consistent with our previous measurement and pattern of recognition.

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing revenue, included in other real estate revenues in the consolidated statements of operations, was $3.9 million, $4.4 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Property management revenue from management and development activities is generated through contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statement of operations. In the case of management fees, our performance obligations are fulfilled over time as the management services are performed and the associated revenues are recognized on a monthly basis when the customer is billed. In the case of development fees, our performance obligations are fulfilled over time as we perform certain stipulated development activities as set forth in the respective development agreements and the associated revenues are recognized on a monthly basis when the customer is billed. Property management fee revenue was $0.7 million, $0.9 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Development fee revenue was $0.8 million, $0.9 million and $0.3 million for years ended December 31, 2018, 2017 and 2016, respectively.

Other accounting
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) as a Benchmark Interest Rate for Hedge Accounting. This ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate hedging strategies for both risk management and hedge accounting purposes. Because we adopted ASU 2017-12, this guidance became effective January 1, 2019. The adoption of this guidance will not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. We early adopted ASU 2017-12 on January 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which we will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The update adds further guidance that assists preparers in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. We expect that future property acquisitions will generally qualify as asset acquisitions under the standard, which requires the capitalization of acquisition costs to the underlying assets. We adopted this new guidance effective January 1, 2017. This new guidance did not have a significant impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which provides guidance on the presentation of restricted cash or restricted cash equivalents within the statement of cash flows. Accordingly, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard effective January 1, 2018. The adoption of ASU No. 2016-18 changed our presentation of the statement of cash flows to provide additional details regarding changes in restricted cash and we utilized a retrospective transition method for each period presented within financial statements. In applying the retrospective transition method, net cash used in investing activities for the year ended December 31, 2017 increased by $1.5 million and net cash provided by investing activities for the year ended December 31, 2017 increased by $0.5 million, as the change in escrow accounts is now included directly in net change in cash, cash equivalents and restricted cash. See note 1 for details regarding cash and restricted cash as presented within the consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. We adopted this new standard effective January 1, 2018 using the retrospective transition method. The statement of cash flows for the years ended December 31, 2017 and 2016 has been restated to reflect the adoption of ASU 2016-15. Upon adoption, we changed the prior period presentation of the statement of cash flows for the years ended December 31, 2017 and 2016 for $5.7 million and $7.3 million, respectively, of cash distributions from partnerships that was previously presented within net cash used in investing activities to now be reflected within net cash provided by operating activities for the years ended December 31, 2017 and 2016 using the nature of the distribution approach.

In February 2017, the FASB issued ASU 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance. ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. We adopted this new guidance effective January 1, 2018. This new guidance did not have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles—Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In January 2018, we elected to early adopt ASU 2017-04 effective January 1, 2018. This new guidance did not have any impact on our financial statements.

Immaterial error correction

The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016 include the impact of correcting the reporting of net loss (income) attributable to noncontrolling interest and common shareholders. Specifically, the correction adjusts for a computational error by reducing net income (and comprehensive income) or by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest by $3.4 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively. The 2018 and 2017 quarterly results were also adjusted by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest in the amount of $0.7 million for each of the three months ended March 31, 2018 and 2017; $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively; $0.8 million for the three months ended September 30, 2017, and $1.2 million for the three months ended December 31, 2017. The adjustments also increased the amount of net income (and comprehensive income) or decreased the amount of loss (and comprehensive loss) attributable to PREIT and PREIT common shareholders by the corresponding amounts. The adjustments also increased the amount of basic and diluted earnings per share or decreased the amount of basic and diluted loss per share by $0.05 for the year ended December 31, 2017 and $0.02 for the year ended December 31, 2016. The 2018 and 2017 quarterly results were also adjusted by increasing the amount of basic and diluted earnings per share or decreased the amount of basic and diluted loss per share by $0.01 for each of the three months ended

March 31, 2018 and 2017; June 30, 2018 and 2017; September 30, 2017, and $0.02 for the three months ended December 31, 2017.

The Consolidated Statement of Equity for the years ended December 31, 2018, 2017 and 2016 included the cumulative impact of $9.3 million, $7.8 million and $4.4 million, respectively, which corrected the reporting of noncontrolling interest by decreasing noncontrolling interest and increasing Total Equity - Pennsylvania Real Investment Trust by the corresponding amount.

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

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2018 and 2017 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2018	2017
Buildings, improvements and construction in progress	$2,719,400	$2,808,622
Land, including land held for development	465,194	491,080
Total investments in real estate	3,184,594	3,299,702
Accumulated depreciation	(1,118,582)	(1,111,007)
Net investments in real estate	$2,066,012	$2,188,695
Impairment of Assets
During the years ended December 31, 2018, 2017, and 2016, we recorded asset impairment losses of $137.5 million, $55.8 million and $62.6 million, respectively. Such impairment losses are recorded in “Impairment of assets” for the years ended 2018, 2017 and 2016. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Exton Square Mall	$73,218	$—	$—
Wyoming Valley Mall	32,177	—	—
Valley View Mall	14,294	15,521	—
Wiregrass Mall mortgage loan receivable	8,122	—	—
New Garden Township land	7,567	—	20,786
Gainesville land	2,089	1,275	—
Logan Valley Mall	—	38,720	—
Sunrise Plaza land	—	226	—
Beaver Valley Mall	—	—	18,055
Washington Crown Center	—	—	14,117
Crossroads Mall	—	—	9,038
Office building located at Voorhees Town Center	—	—	607
Other	20	51	—
Total Impairment of Assets	$137,487	$55,793	$62,603

Wyoming Valley Mall

In connection with the preparation of our financial statements as of and for the quarter ended June 30, 2018, we recorded a loss on impairment of assets on Wyoming Valley Mall in Wilkes-Barre, Pennsylvania of $32.2 million as we determined that the pending closure of two anchor stores at the property (as further discussed in Note 4) was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on discounted estimated future cash flows at the property, using a discount rate of 10.5% and a terminal capitalization rate of 9.0%, which was determined using management’s assessment of property operating performance and general market conditions and were classified in Level 3 of the fair value hierarchy.

Exton Square Mall

In connection with the preparation of our annual financial statements for the year ended December 31, 2018, we recorded a loss on impairment of assets on Exton Square Mall in Exton, Pennsylvania of $73.2 million. In conjunction with the preparation of our annual business plan, we anticipated decreases in occupancy and net operating income at this property as a result, which led us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on discounted estimated future cash flows for the mall parcel, using a discount rate of 10.5% and a terminal capitalization rate of 10.0% for the mall parcel, and a direct capitalization rate of 5.5% for a parcel adjacent to the mall. The discount and capitalization rates were determined using management’s assessment of property operating performance and general market conditions and were classified in Level 3 of the fair value hierarchy.

Wiregrass Mortgage loan receivable
In connection with the sale of three malls in 2016, we received a $17.0 million mortgage note secured by Wiregrass Commons Mall in Dothan, Alabama. The note has a fixed interest rate of 6.0% and we recorded $1.0 million, $1.0 million and $0.7 million of interest income in the years ended December 31, 2018, 2017 and 2016, respectively. During 2018, the original buyer sold Wiregrass Commons Mall to an unrelated party and the mortgage note was assumed by this new buyer as part of that sale transaction. In the fourth quarter of 2018, we reclassified the mortgage note receivable from held-to-maturity to held-for-sale. In connection with this reclassification, we recorded an impairment loss of $8.1 million to reduce the $16.1 million carrying value of the mortgage note receivable to its estimated fair value of $8.0 million based on negotiations with a buyer. This mortgage note receivable was sold in February 2019 for $8.0 million.

New Garden Township development land parcel

In 2018, we recorded a loss on impairment of assets on a land parcel located in New Garden Township, Pennsylvania of $7.6 million in connection with negotiations with a potential buyer of the property. In connection with these negotiations, we determined that the estimated proceeds from the sale of the property would be less than the carrying value of the property, and recorded a loss on impairment of assets. This land parcel is classified as held-for-sale in our consolidated balance sheet.

In 2016, we previously recorded a loss on impairment of assets on this land parcel of $20.8 million. In connection with our decision to market the property, which we concluded was a triggering event, we conducted an analysis of possible impairment at this property. We determined that the estimated proceeds from potential sales of the property would likely be less than the carrying value of the property, and recorded a loss on impairment of assets.

Gainesville development land parcel

In 2018 and 2017, we recorded losses on impairment of assets on a land parcel located in Gainesville, Florida of $2.1 million and $1.3 million, respectively, in connection with negotiations with a potential buyer of the property. In connection with these negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded losses on impairment of assets. This land parcel is classified as held-for-sale in our consolidated balance sheet.

Logan Valley Mall

In 2017, we recorded an aggregate loss on impairment of assets on Logan Valley Mall in Altoona, Pennsylvania of $38.7 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. We sold Logan Valley Mall in August 2017.

Valley View Mall

In connection with the preparation of our annual financial statements for the year ended December 31, 2018, we recorded a loss on impairment of assets on Valley View Mall in La Crosse, Wisconsin of $14.3 million. In the fourth quarter of 2018, Sears ceased operations at this mall. In conjunction with the preparation of our annual business plan, we anticipated decreases in occupancy and net operating income at this property resulting from lower co-tenancy rents from other tenants in 2019 and beyond, which led us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, based on a probability-weighted assessment were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on a direct capitalization rate of 12.0% on stabilized NOI of the property. The capitalization rate was determined using management’s assessment of property operating performance and general market conditions and were classified in Level 3 of the fair value hierarchy.

We previously recorded a loss on impairment of assets on Valley View Mall in La Crosse, Wisconsin of $15.5 million in 2017 in connection with our decision to market the property for sale. In connection with this decision, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on an estimated capitalization rate of approximately 12% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions.

Sunrise Plaza land

In 2017, we recorded a loss on impairment of assets on a land parcel located at Sunrise Plaza in Forked River, New Jersey of $0.2 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets.

Beaver Valley Mall

In 2016, we recorded a loss on impairment of assets on Beaver Valley Mall in Monaca, Pennsylvania of $18.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was classified as “held for sale” as of December 31, 2016 and the property was sold in January 2017.

Washington Crown Center

In 2016, we recorded a loss on impairment of assets on Washington Crown Center in Washington, Pennsylvania of $14.1 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in August 2016.

Crossroads Mall

In 2016, we recorded a loss on impairment of assets on Crossroads Mall in Beckley, West Virginia of $9.0 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was classified as “held for sale” as of December 31, 2016, and the property was sold in January 2017.

Office building located at Voorhees Town Center

In 2016, we recorded a loss on impairment of assets on an office building located in Voorhees, New Jersey of $0.6 million in connection with negotiations with the buyer of the property. In connection with these negotiations, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon the negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. The property was sold in September 2016.

Acquisitions

In 2018, we purchased certain real estate and related improvements at Moorestown Mall and Valley Mall for a total of $17.6 million.

In 2017, we purchased vacant anchor stores from Macy’s located at Moorestown Mall, Valley View Mall and Valley Mall for an aggregate of $13.9 million. We executed a lease with a replacement tenant for the Valley View Mall location and this tenant opened in September 2017 and subsequently closed in the third quarter of 2018. We also have replacement tenants for the Moorestown Mall and Valley Mall former anchors and currently have redevelopment activities at these locations.

In connection with the March 2015 acquisition of Springfield Town Center, the previous owner of the property was potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which were to be calculated as of March 31, 2018. As of December 31, 2017, the estimated value of the Earnout is zero and no amounts were paid out after March 31, 2018.

Dispositions
The table below presents our dispositions since January 1, 2016. Proceeds from property sales were used for general corporate purposes, repayment of mortgage loans that secured the properties (if applicable) and repayment of then-outstanding amounts on our Credit Agreements (see note 4), unless otherwise noted.

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—
August	Logan Valley Mall, Altoona, Pennsylvania	Mall	16.5%	33.2	—
2016 Activity:
February	Palmer Park Mall, Easton, Pennsylvania	Mall	13.6%	18.0	0.1
March	Gadsden Mall, Gadsden, Alabama; New River Valley Mall, Christiansburg, Virginia; and Wiregrass Commons Mall, Dothan, Alabama	Three Malls (single combined transaction)	17.4%	66.0	1.6
	Lycoming Mall Pennsdale, Pennsylvania	Mall	18.0%	26.4	0.3
June	Street retail located on Walnut and Chestnut Streets, Philadelphia, Pennsylvania	Street Retail	3.2%	45.0	20.3
August	Washington Crown Center, Washington, Pennsylvania	Mall	14.5%	20.0	(0.1)
Dispositions – Other Activity

In 2018, we sold a parcel located adjacent to Exton Square Mall in Exton, Pennsylvania for $10.3 million. We recorded a gain of $8.1 million on this sale in the fourth quarter of 2018.

In 2018, we sold an outparcel on which two operating restaurants are located at Valley Mall in Hagerstown, Maryland for $2.4 million. We recorded a gain of $1.0 million on this sale in the fourth quarter of 2018.

In 2018, we sold an outparcel on which an operating restaurant is located at Magnolia Mall in Florence, South Carolina for $1.7 million. We recorded a gain of $0.7 million on this sale in the second quarter of 2018.

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

Development Activities
As of December 31, 2018 and 2017, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2018 and 2017:

	As of December 31,
(in thousands of dollars)	2018	2017
Construction in progress	$115,182	$113,609
Land held for development	5,881	5,881
Deferred costs and other assets	6,487	2,182
Total capitalized construction and development activities	$127,550	$121,672
3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2018 and 2017:

	As of December 31,
(in thousands of dollars)	2018	2017
ASSETS:
Investments in real estate, at cost:
Operating properties	$575,149	$612,689
Construction in progress	420,771	293,102
Total investments in real estate	995,920	905,791
Accumulated depreciation	(212,574)	(202,424)
Net investments in real estate	783,346	703,367
Cash and cash equivalents	20,446	26,158
Deferred costs and other assets, net	30,549	34,345
Total assets	834,341	763,870
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	507,090	513,139
FDP Term Loan, net	247,901	—
Other liabilities	34,463	37,971
Total liabilities	789,454	551,110
Net investment	44,887	212,760
Partners’ share	21,583	106,886
PREIT’s share	23,304	105,874
Excess investment(1)	15,763	13,081
Net investments and advances	$39,067	$118,955

Investment in partnerships, at equity	$131,124	$216,823
Distributions in excess of partnership investments	(92,057)	(97,868)
Net investments and advances	$39,067	$118,955

(1)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We present distributions from our equity investments using the nature of the distributions approach in the accompanying consolidated statement of cash flows.

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Real estate revenue	$98,781	$115,118	$117,912
Expenses:
Property operating and other expenses	(30,839)	(33,273)	(33,597)
Interest expense	(23,373)	(25,251)	(21,573)
Depreciation and amortization	(19,393)	(24,872)	(23,326)
Total expenses	(73,605)	(83,396)	(78,496)
Net income	25,176	31,722	39,416
Less: Partners’ share	(13,719)	(17,607)	(21,137)
PREIT’s share	11,457	14,115	18,279
Amortization of excess investment	(82)	252	198
Equity in income of partnerships	$11,375	$14,367	$18,477

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

In September 2017, a partnership in which we hold a 50% ownership share sold its condominium interest in 801 Market Street in Philadelphia, Pennsylvania for $61.5 million. The partnership recorded a gain on sale of $13.1 million, of which our share was $6.5 million. The partnership distributed to us proceeds of $30.3 million in connection with this transaction in September 2017, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.
Term Loan
In January 2018, we along with The Macerich Company (“Macerich”), our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018.
Mortgage Loans of Unconsolidated Properties
Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2027. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.06% to 5.56% and had a weighted average interest rate of 4.55% at December 31, 2018. The balances of the variable interest rate mortgage loans have interest rates that range from 3.85% to 5.29% and had a weighted average interest rate of 4.04% at December 31, 2018. The weighted average interest rate of all unconsolidated mortgage loans was 4.50% at December 31, 2018. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2019	$4,204	$—	$4,204	$8,453
2020	4,386	—	4,386	8,822
2021	4,049	41,170	45,219	91,945
2022	3,738	21,500	25,238	93,476
2023	3,620	33,502	37,122	74,245
2023 and thereafter	10,099	106,087	116,186	232,373
Total principal payments	$30,096	$202,259	$232,355	509,314
Less: Unamortized debt issuance costs				2,224
Carrying value of mortgage notes payable				$507,090

The following table presents the mortgage loans secured by the unconsolidated properties entered into since January 1, 2017:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East(1)	$8.3	LIBOR plus 2.85%	February 2021
March	Gloucester Premium Outlets(2)	$86.0	LIBOR plus 1.50%	March 2022

2017 Activity:
October	Lehigh Valley Mall(3)(4)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.2 million.

(2)	We own a 25% partnership interest in Gloucester Premium Outlets and our share of this mortgage loan is $21.5 million.

(3)
The proceeds were used to repay the existing $124.6 million mortgage loan plus accrued interest. We own a 50% partnership interest in Lehigh Valley Mall and our share of this mortgage loan is $100.0 million.

(4)
We received $35.3 million of proceeds as a distribution in connection with the financing. In connection with this new mortgage loan financing, the unconsolidated entity recorded $3.1 million of prepayment penalty and accelerated the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017.

Significant Unconsolidated Subsidiary

We have a 50% partnership interest in Lehigh Valley Associates LP, the owner of Lehigh Valley Mall, which met the definition of a significant unconsolidated subsidiary in the year ended December 31, 2016. Lehigh Valley Mall did not meet the definition of a significant subsidiary as of or for the years ended December 31, 2018 or 2017. Summarized financial information as of or for the years ended December 31, 2018, 2017 and 2016 for this property, which is accounted for by the equity method, is as follows:

	As of or for the years ended December 31,
(in thousands of dollars)	2018	2017	2016
Total assets	$52,255	$43,850	$49,264
Mortgage payable	196,328	199,451	126,520
Revenue	35,662	34,945	36,923
Property operating expenses	9,014	9,038	8,659
Interest expense	8,222	10,907	7,570
Net income	15,605	11,389	17,264
PREIT’s share of equity in income of partnership	7,803	5,695	8,632

4. FINANCING ACTIVITY
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

As of December 31, 2018, we had borrowed $550.0 million under the Term Loans and $65.0 million under the 2018 Revolving Facility (with $5.1 million pledged as collateral for letters of credit at December 31, 2018). The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2018 is net of $2.7 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to us as of December 31, 2018 was $179.3 million.
Interest expense and the deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2018	2017	2016
Revolving Facilities:
Interest expense	$1,807	$2,463	$3,209
Deferred financing amortization	1,052	796	795

Term Loans:
Interest expense	17,585	14,935	12,262
Deferred financing amortization	763	759	619
Accelerated financing fee	363	—	—
Credit Agreements

On May 24, 2018, we entered into an Amended and Restated Credit Agreement (the “2018 Credit Agreement”) with Wells Fargo Bank, National Association, U.S. Bank National Association, Citizens Bank, N.A., and the other financial institutions signatory thereto, for an aggregate $700.0 million senior unsecured facility consisting of (i) a $400 million senior unsecured revolving credit facility (the “2018 Revolving Facility”), which replaced our previously existing $400 million revolving credit agreement (the “2013 Revolving Facility”), and (ii) a $300 million term loan facility (the “2018 Term Loan Facility”), which was used to pay off a previously existing $150 million five year term loan (the “2014 5-Year Term Loan”) and a second $150 million five year term loan (the “2015 5-Year Term Loan”). The maturity date of the 2018 Revolving Facility is May 23, 2022, subject to two six-month extensions at our election, and the maturity date of the 2018 Term Loan Facility is May 23, 2023. In connection with this activity, we recorded accelerated amortization of financing costs of $0.4 million.

As of December 31, 2018, $250.0 million was outstanding under the 2014 7-Year Term Loan, which matures on December 29, 2021.

On June 5, 2018, we entered into the Fifth Amendment (the “Amendment”) to the 2014 7-Year Term Loan. The Amendment was entered into to make certain provisions of the 2014 7-Year Term Loan consistent with the 2018 Credit Agreement. Among other things, the Amendment (i) adds and updates certain definitions and provisions, including tax-related provisions, relating to foreign lenders under the 2014 7-Year Term Loan, (ii) updates the definition of “Existing Credit Agreement” to refer to the 2018 Credit Agreement, which updates the cross defaults between the 2014 7-Year Term Loan and the 2018 Credit Agreement (replacing such cross defaults to the agreements the 2018 Credit Agreement replaced), (iii) adds and amends provisions consistent with those provided in the 2018 Credit Agreement for determining an alternative rate of interest to LIBOR, when and if required, and (iv) adjusts or eliminates some of the covenants applicable to the Borrower, as defined therein. The Amendment does not extend the maturity date of the 2014 7-Year Term Loan or change the amounts that can be borrowed thereunder.

Identical covenants and common provisions contained in the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, which are identical to those contained in the other Credit Agreements, and which are described in detail below.

Amounts borrowed under the Credit Agreements bear interest at the rate specified below per annum, depending on our leverage, in excess of LIBOR, unless and until we receive an investment grade credit rating and provides notice to the Administrative Agent (the “Rating Date”), after which alternative rates would apply, as described below. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months and (b) 7.50% for any other property. Capitalized terms used and not otherwise defined in this Annual Report on Form 10-K have the meanings ascribed to such terms in the applicable credit agreement document. The 2018 Revolving Facility is subject to a facility fee, which is currently 0.30%, depending upon leverage, and is recorded as interest expense in the consolidated statements of operations. In the event we seek and obtain an investment grade credit rating, alternative facility fees would apply.

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
(1)The rates in effect under the Credit Agreements were based upon the Level 3 Ratio of Total Liabilities to Gross Asset Value as of December 31, 2018.

We may prepay the amounts due under the Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings.

The Credit Agreements contain certain affirmative and negative covenants, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after March 31, 2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of

1.50:1; (4) minimum Unencumbered Debt Yield of (a) 11.0% through and including June 30, 2020, (b) 11.25% any time after June 30, 2020 through and including June 30, 2021, and (c) 11.50% anytime thereafter; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO) and (ii) 110% of REIT taxable income for a fiscal year. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of our assets, and enter into transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of December 31, 2018, we were in compliance with all such financial covenants.
Consolidated Mortgage Loans
Our consolidated mortgage loans, which are secured by 11 of our consolidated properties, are due in installments over various terms extending to the year 2025. Eight of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.28% at December 31, 2018. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.60% at December 31, 2018. The weighted average interest rate of all consolidated mortgage loans was 4.36% at December 31, 2018. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.
The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2018:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2019	$18,561	$—	$18,561
2020	19,759	27,161	46,920
2021	20,685	188,785	209,470
2022	15,082	410,704	425,786
2023	8,030	120,046	128,076
2024 and thereafter	10,811	211,346	222,157
Total principal payments	$92,928	$958,042	1,050,970
Less: Unamortized debt issuance costs			3,064
Carrying value of mortgage notes payable			$1,047,906
The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2018 and 2017 are as follows:

	2018		2017
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Consolidated mortgage loans (1)	$1,047.9	$1,002.3	$1,056.1	$1,029.7
(1)The carrying value of consolidated mortgage loans has been reduced by unamortized debt issuance costs of $3.1 million and $3.4 million as of December 31, 2018 and 2017, respectively.
The consolidated mortgage loans contain various customary default provisions. As of December 31, 2018, we were not in default on any of the consolidated mortgage loans.

Mortgage Loan Activity
The following table presents the mortgage loans we have entered into or extended since January 1, 2016 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key(1)	$68.5	LIBOR plus 2.60%	January 19, 2022
February	Viewmont Mall (2)	10.2	LIBOR Plus 2.35%	March 2021
2016 Activity:
March	Viewmont Mall(2)	9.0	LIBOR plus 2.35%	March 2021
April	Woodland Mall(3)	130.0	LIBOR plus 2.00%	April 2021

(1)	The $68.5 million mortgage loan’s maturity date was extended to January 2022, and has a one-year extension option that would further extend the maturity date to January 2023.

(2)
In 2018, the mortgage was increased by $10.2 million to $67.2 million. In 2016, the mortgage was increased by $9.0 million to $57.0 million, and the interest rate was lowered to LIBOR plus 2.35% and the maturity date was extended to March 2021.

(3)	The proceeds from the new mortgage loan were used to pay down a portion of the Credit Facility borrowings that were used to repay the previous $141.2 million mortgage loan plus accrued interest.

Other Mortgage Loan Activity

As a result of its Chapter 11 bankruptcy filing, the Bon-Ton anchor store at Wyoming Valley Mall in Wilkes-Barre, Pennsylvania closed on August 31, 2018. In addition, the Sears store at Wyoming Valley Mall ceased operations on July 15, 2018 and Sears vacated the premises on August 1, 2018, the date its lease expired. We have received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.8 million as of December 31, 2018. Our subsidiary that is the borrower under the loan has also received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We are working with the special servicer regarding a potential deed in lieu of foreclosure, but make no assurances as to whether an agreement will ultimately be reached. The lender’s recourse is limited to foreclosing on the property and we have not guaranteed the payment of principal or interest on the mortgage loan.

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

Preferred Share Redemption

On October 12, 2017 (the “Redemption Date”), we redeemed all 4,600,000 of its Series A Preferred Shares remaining issued and outstanding as of the Redemption Date, for $115.0 million (the redemption price of $25.00 per share) plus accrued and unpaid dividends of $0.7 million (the amount equal to all accrued and unpaid dividends on the Series A Preferred Shares (whether or not declared) from September 15, 2017 up to but excluding the Redemption Date). The Series A Preferred Shares were initially issued in April 2012. As a result of this redemption, the $4.1 million excess of the redemption price over the carrying amount of the Series A Preferred Shares was deducted from Net income (loss) attributed to PREIT common shareholders in the fourth quarter of 2017.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of December 31, 2018, all of our outstanding derivatives were designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

During 2019, we estimate that $4.9 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of December 31, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.3 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average base interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 through June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at December 31, 2018 and December 31, 2017 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at December 31, 2018 (in millions of dollars)	Aggregate Fair Value at December 31, 2018 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2017 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2018	N/A	N/A	$—	N/A
2019	$250.0	$—	0.8	1.44%
2020	100.0	1.9	1.9	1.23%
2021	397.3	8.1	7.0	1.57%
2022	—	—	N/A	—%
2023	50.0	(0.4)	N/A	2.62%
Forward Starting Swaps
2023	250.0	(2.6)	N/A	2.71%
Total	$1,047.3	$7.0	$9.7	1.83%

_________________________

(1)
As of December 31, 2018 and December 31, 2017, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2018	2017	2016	2018	2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(0.4)	$4.0	$1.5	$2.4	$2.3	$5.1

	Year Ended December 31,
(in millions of dollars)	2018	2017	2016
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(61.4)	$(58.4)	$(70.7)

Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$2.4	$2.3	$5.1

In the years ended December 31, 2017 and 2016, we recorded net losses on hedge ineffectiveness of $0.1 million and $0.5 million, respectively.

In 2016, in connection with the sale of, and repayment of, the mortgage loan secured by Lycoming Mall, we recorded a net loss on hedge ineffectiveness of $0.1 million.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of December 31, 2018, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2018, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.0 million. If we had breached any of the default provisions in these agreements as of December 31, 2018, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.2 million. We had not breached any of these provisions as of December 31, 2018.

7. BENEFIT PLANS
401(k) Plan
We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Supplemental Retirement Plans
We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Employee Share Purchase Plan
We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2018, 2017 and 2016, approximately 31,000, 38,000 and 24,000 shares, respectively, were purchased for total consideration of $0.2 million, $0.4 million and $0.5 million, respectively. We recorded expense of approximately $43,000 in the year ended December 31, 2018 and $0.1 million in each of the years ended December 31, 2017 and 2016, related to the share purchase plan.

8. SHARE BASED COMPENSATION
Share Based Compensation Plans
As of December 31, 2018, we make share based compensation awards using our 2018 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2018. Previously, we maintained six other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.
We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.
For the years ended December 31, 2018, 2017 and 2016, we recorded aggregate compensation expense for share based awards of $6.9 million (including $0.1 million of accelerated amortization relating to employee separation), $5.7 million (including a net reversal of $0.2 million of amortization relating to employee separation) and $6.0 million, (including $0.3 million of accelerated amortization related to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2018, 2017 and 2016, we capitalized compensation costs related to share based awards of $0.1 million, $0.1 million, and $0.2 million, respectively
2018 Equity Incentive Plan
Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2018 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,718,352 as of December 31, 2018. The share based awards described in this footnote were made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan.
Restricted Shares Subject to Time Based Vesting
The aggregate fair value of the restricted shares that we granted to our employees and non-employee trustees in 2018, 2017 and 2016 was $5.1 million, $4.8 million, and $5.1 million, respectively, based on the share price on the date of the grant. As of December 31, 2018, there was $4.3 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.7 years.

A summary of the status of our unvested restricted shares as of December 31, 2018 and changes during the years ended December 31, 2018, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	342,330	$23.13
Shares granted	264,989	19.27
Shares vested	(206,480)	20.77
Shares forfeited	(14,427)	19.60
December 31, 2016	386,412	$21.88
Shares granted	336,296	14.95
Shares vested	(238,859)	19.56
Shares forfeited	(34,427)	18.00
December 31, 2017	449,422	$16.85
Shares granted	461,395	11.02
Shares vested	(260,178)	16.58
Shares forfeited	(29,241)	14.17
December 31, 2018	621,398	$13.29

Restricted Shares Awarded to Employees
In 2018, 2017 and 2016, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient is our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 392,697, 245,950 and 230,429 restricted shares subject to time based vesting to our employees in 2018, 2017 and 2016, respectively. The weighted average grant date fair values of time based restricted shares was $10.99 per share in 2018, $16.43 per share in 2017 and $18.67 per share in 2016. The aggregate fair value of the restricted shares in 2018, 2017, and 2016 were $4.3 million, $4.0 million, and $4.3 million, respectively. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $4.3 million (including $0.1 million of accelerated amortization relating to employee separation), $3.9 million (including $0.2 million of accelerated amortization relating to employee separation) and $3.3 million (including $0.2 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2018, 2017 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $3.9 million and $3.6 million, respectively.
On January 29, 2019, the Company granted 683,570 time-based restricted shares to employees with a grant date fair value of $4.3 million that vest over periods of two to three years in annual installments. Of the time-based restricted shares granted, 517,783 have Outperformance Units (“OPUs”) attached to them. The OPUs will entitle the employees to receive additional shares tied to a multiple of the employee’s time-based restricted share award if the Company achieves certain specified operating performance metrics measured over a three-year period. If any shares are issued in respect of the OPUs at the end of the three-year measurement period, 50% will vest immediately, 25% will be subject to an additional one-year vesting requirement, and 25% will be subject to an additional two-year vesting requirement. Dividend equivalents on the common shares will accrue on any awarded OPUs and are credited to “acquire” more OPUs for the account of the employee at the 20-day average closing price per common share ending on the dividend payment date, but will vest only if performance measures are achieved.

Restricted Shares Awarded to Non-Employee Trustees
As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards have been made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. We granted a total of 68,698, 64,358, and 34,560 restricted shares subject to time based vesting to our non-employee trustees in 2018, 2017, and 2016, respectively. The weighted average grant date fair values of time based restricted shares was $11.17 per share in 2018, $11.45 per share in 2017 and $23.29 per share in 2016. The aggregate fair value of the restricted shares in 2018, 2017 and 2016 were $0.8 million, $0.7 million and $0.8 million, respectively, based on the share price on the date of the grant. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $0.5 million, $0.5 million and $0.6 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $0.3 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. The total fair value of shares granted to non-employee trustees that vested was $0.6 million, $0.8 million, and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2019, we will record compensation expense of $0.3 million in connection with the amortization of existing non-employee trustee restricted share awards.
We will record future compensation expense in connection with the vesting of existing time based restricted share awards to employees and non-employee trustees as follows (including restricted shares issued in 2019):

	Future Compensation Expense
(in thousands of dollars) For the Year Ending December 31,	Employees	Non-Employee Trustees	Total
2019	$3,949	$300	$4,249
2020	2,827	—	2,827
2021	1,431	—	1,431
2022	157	—	157
Total	$8,364	$300	$8,664

Restricted Share Unit Programs

In 2018, 2017, 2016, 2015 and 2014, our Board of Trustees established the 2018-2020 RSU Program, 2017-2019 RSU Program, 2016-2018 RSU Program, 2015-2017 RSU Program, and the 2014-2016 RSU Program, respectively (collectively, the “RSU Programs”).
Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for applicable three year periods or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). In 2018, only one half of the awarded RSUs were tied to our relative total return to shareholders compared to the Index REITs, with the other half of the RSUs being tied to our absolute level of total return to shareholders. Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.
The aggregate fair values of the RSU awards in 2018, 2017 and 2016 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2018, 2017 and 2016 by grant date:

(in thousands of dollars, except per share data)	RSUs and assumptions by Grant Date
Grant Date:	January 29, 2018		February 27, 2017	February 23, 2016
Measurement Basis:	Absolute TSR RSUs	Relative TSR RSUs	Relative TSR RSUs	Relative TSR RSUs
RSUs granted	115,614	115,614	140,490	127,421
Aggregate fair value of shares granted	$1,336	$1,779	$1,620	$1,914
Weighted average fair value per share	$10.93	$14.56	$11.53	$15.02
Volatility	31.6%	31.6%	25.8%	25.3%
Risk free interest rate	2.19%	2.19%	1.42%	0.90%
PREIT Stock Beta compared to Dow Jones US Real Estate Index(1)	n/a	n/a	0.706	1.184
(1) 2018’s RSU Award valuation used a matrix approach, where the correlation was calculated between PREIT and each of its peers and each peer against all other peers.
Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $2.1 million, $1.3 million (including a reversal of $0.4 million of accelerated amortization relating to employee separation), and $1.8 million of compensation expense related to the RSU Programs for the years ended December 31, 2018, 2017 and 2016, respectively. We will record future aggregate compensation expense of $5.6 million related to the existing awards under the RSU Programs (including the effect of the 2019 RSUs described below).
For the years ended December 31, 2018, 2017 and 2016, no shares were issued from the 2016-2018, 2015-2017, and 2014-2016 RSU programs because the required criteria were not met.
On January 29, 2019, the Board of Trustees established the 2019-2021 Equity Award program, and the Company granted 420,385 RSUs to employees (the “2019 RSUs”) with an aggregate fair value of $3.1 million. The 2019 RSUs have a three-year measurement period that ends on December 31, 2021 or a shorter period ending upon the change in control of the Company. One half of the 2019 RSU awards are tied to our relative total return to shareholders compared to the Index REITs, and the other half is tied to our absolute level of total return to shareholders.

9. LEASES
As Lessor
Our retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year at our consolidated properties is as follows:

(in thousands of dollars) For the Year Ending December 31,
2019	$187,007
2020	166,056
2021	149,007
2022	131,519
2023	113,845
2024 and thereafter	337,516
$1,084,950
The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.
As Lessee
We have operating leases for our corporate office space (see note 10) and for various computer, office and mall equipment. Furthermore, we are the lessee under third-party ground leases for portions of the land at Springfield Town Center and at Plymouth Meeting Mall. Total amounts incurred relating to such leases were $2.8 million, $2.5 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We account for ground rent and operating lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ending December 31,	Operating Leases	Ground Leases
2019	$1,823	$1,184
2020	461	1,384
2021	272	1,584
2022	89	1,584
2023	9	1,584
2024 and thereafter	—	33,959
	$2,654	$41,279
10. RELATED PARTY TRANSACTIONS
General
In 2016, we provided management, leasing and development services for properties owned by partnerships and other entities in which certain of our officers or current or former trustees or members of their immediate family and affiliated entities have indirect ownership interests. As of December 31, 2016, we no longer manage any of these properties. Total revenue earned by PRI for such services was $0.3 million for the year ended December 31, 2016.

Office Leases
We currently lease our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. This lease expires in October 2019.

In December 2018, we entered into a lease for new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, with Brandywine Realty Trust. Our lead independent trustee is also a Trustee of Brandywine

Realty Trust. The lease commencement date and our corporate office relocation date is expected to occur during the third quarter of 2019.

Employee Health Insurance

We purchase healthcare benefits for our employees through Independence Blue Cross (“IBX”). Our lead independent trustee became chairman of the board of directors of IBX during 2018. We paid total insurance healthcare premiums of $2.7 million to IBX during 2018.

11. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
As of December 31, 2018, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $117.9 million in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of December 31, 2018, we expect to meet this obligation.
Employment Agreements
Two officers of the Company currently have employment agreements with terms that renew automatically each year for additional one-year terms. These employment agreements provided for aggregate base compensation for the year ended December 31, 2018 of $1.3 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.
Provision for Employee Separation Expense

We recorded $1.1 million, $1.3 million and $1.4 million of employee separation expense in 2018, 2017 and 2016, respectively, in connection with the termination of certain employees. As of December 31, 2018, $1.1 million of these amounts was accrued and unpaid.

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
During the twelve months ended December 31, 2018, we recorded recoveries, net in excess of losses, of approximately $0.7 million. This amount consisted of combined estimated property impairment and remediation losses of $2.3 million, offset by a corresponding insurance claim recovery of $3.0 million. Our current insurance policies contain business interruption coverage. To date, we have not recorded any recoveries of such business interruption losses, as such recoveries will be recorded at such time that the recovery is probable.
Other

In 2015, in connection with the acquisition of Springfield Town Center in Springfield, Virginia, we recorded a contingent liability representing the estimated fair value of additional consideration that the seller would potentially be eligible to receive
(the “Earnout”). As of December 31, 2015, the estimated fair value of the Earnout was $8.6 million. In September 2016, based on revised leasing assumptions and other factors, we revised our estimate and eliminated the entire contingent liability associated with the Earnout. The change in the estimated fair value of this contingent liability was recorded as a component of depreciation and amortization expense in the accompanying consolidated statement of operations. The measurement period for the contingent consideration ended on March 31, 2018 and no amounts were paid as additional consideration.
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
Tax Protection Agreements
In connection with the acquisition of Springfield Town Center on March 31, 2015, PREIT Associates, L.P. agreed to provide tax protection to Vornado Realty, L.P. ("VRLP") in the event of the future taxable sale or disposition of the property. The tax protection is in an amount equal to VRLP's pre-existing tax protection to Meshulam Riklis ("MR"), the original contributor of the property, plus documented out-of-pocket reasonable costs and expenses. Tax protection ends when VRLP's liability under the MR tax protection agreement ceases, which will be either (a) upon the death of MR, which occurred after December 31, 2018 or (b) upon the execution of an amendment releasing VRLP from any liability to MR in the event of a sale or disposition of the property.
There were no other tax protection agreements in effect as of December 31, 2018.
12. HISTORIC TAX CREDITS
In the second quarter of 2012, we closed a transaction with a Counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). In December 2018, the historic tax credit arrangement ended when the Counterparty exercised its put option and the Project paid a total of $1.0 million, comprised of $0.9 million in exchange for the Counterparty’s ownership interest and an additional $0.1 million in accrued priority returns for 2018.
The tax credits received by the Counterparty were subject to five year credit recapture periods that ended in 2018. Our obligation to the Counterparty with respect to the tax credits was ratably relieved annually each year. In each of the third quarters of 2018, 2017 and 2016, we recognized $1.0 million, $1.9 million, and $1.9 million, respectively, as “Other income” in the consolidated statements of operations.
We also recorded $0.2 million of priority returns earned by the Counterparty during each of the third quarters 2018, 2017 and 2016, respectively.

In aggregate, we recorded $0.8 million, $1.8 million and $1.8 million in net income to “Other income” in the consolidated statements of operations in connection with the Project during the years ended December 31, 2018, 2017 and 2016, respectively.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$86,282	$91,973	$88,103	$96,042	$362,400
Net loss(2)(3)	(3,712)	(32,321)	(1,636)	(88,834)	(126,503)
Net loss attributable to PREIT(2)(3)(4)	(2,601)	(28,201)	(745)	(78,782)	(110,329)
Basic and diluted (loss) earnings per share(4)	(0.14)	(0.50)	(0.11)	(1.23)	(1.98)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	Total
Total revenue	$89,264	$89,250	$89,211	$99,765	$367,490
Net income (loss)(2)(3)	(486)	(53,277)	12,300	8,615	(32,848)
Net income (loss) attributable to PREIT(3)(4)	227	(46,856)	11,793	8,883	(25,953)
Basic and diluted (loss) earnings per share(4)	(0.09)	(0.78)	0.06	(0.03)	(0.84)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

(2)	Includes impairment losses of $34.2 million (2nd Quarter 2018), $103.2 million (4th quarter 2018), $53.9 million (2nd Quarter 2017), $1.8 million (3rd Quarter 2017) and 0.1 million (4th Quarter 2017).

(3)
Includes gains on sales of interests in real estate by equity method investee of $2.8 million (1st Quarter 2018) and $6.7 million (3rd Quarter 2017), adjustment to gain of equity method investee of $0.2 million (4th Quarter 2017), gains on sale of interests in real estate $0.7 million (2nd Quarter 2018) and gains on sales of non operating real estate of $8.1 million (4th Quarter 2018).

(4)
Certain prior period amounts for net income (loss) attributable to PREIT common shareholders, basic and diluted earnings per share, noncontrolling interest, total equity - PREIT and cash flow amounts were adjusted to reflect immaterial financial statement error corrections and new accounting rules as discussed in Note 1 to our consolidated financial statements.

SCHEDULE III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2018

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance(1)	Date of Acquisition/ Construction	Life of Depre- ciation

Capital City Mall	$11,642	$65,575	$58,360	$11,690	$123,887	$46,878	$58,792	2003	40
Cherry Hill Mall	29,938	185,611	261,423	48,608	428,366	244,194	275,117	2003	40
Cumberland Mall	8,711	43,889	31,335	9,842	74,093	28,301	43,759	2005	40
Dartmouth Mall	7,015	28,328	45,641	7,004	73,980	39,767	59,735	1998	40
Exton Square Mall	21,460	121,326	(74,471)	25,198	43,117	11,335	—	2003	40
Francis Scott Key Mall	9,786	47,526	40,810	9,440	88,682	40,386	68,469	2003	40
Jacksonville Mall	9,974	47,802	32,036	9,974	79,838	37,361	—	2003	40
Magnolia Mall	9,279	44,165	53,989	15,642	91,791	46,119	—	1998	40
Monroe Land	1,177	—	—	1,177	—	—	—	2006	10
Moorestown Mall	11,368	62,995	106,206	16,010	164,559	65,068	—	2003	40
Patrick Henry Mall	16,075	86,643	53,099	16,397	139,420	68,664	90,692	2003	40
Plymouth Meeting Mall	29,265	58,388	123,072	30,790	179,935	87,725	—	2003	40
The Mall at Prince Georges	13,065	57,686	69,994	13,066	127,679	58,120	—	1998	40
Springfield Town Center	119,912	353,551	20,675	119,912	374,226	50,639	—	2015	40
Sunrise Plaza land	395	—	(29)	366	—	—	—	2005	N/A
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	13,187	60,658	66,193	24,914	115,123	44,791	—	2003	40
Valley View Mall	9,880	46,817	(18,355)	4,682	33,659	11,255	28,044	2003	40
Viewmont Mall	12,505	61,519	47,395	12,606	108,813	45,283	67,185	2003	40
Willow Grove Park	26,748	131,189	86,747	36,295	208,389	98,194	159,900	2003	40
Woodland Mall	35,540	124,504	95,827	44,900	210,971	71,806	125,520	2005	40
Wyoming Valley Mall	14,153	73,035	(27,860)	6,456	52,872	22,696	73,757	2003	40
Investment In Real Estate	$411,264	$1,701,207	$1,072,123	$465,194	$2,719,400	$1,118,582	$1,050,970
(1)Represents mortgage principal balances outstanding as of December 31, 2018, and does not include unamortized debt costs with an aggregate balance of $3.1 million.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,302.7 million and $2,353.4 million at December 31, 2018, respectively, and $3,174.7 million and $2,284.0 million at December 31, 2017, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$3,299,702	$3,300,014	$3,367,889
Improvements and development	125,616	502,077	116,575
Acquisitions	21,250	2,613	27,234
Impairment of assets	(201,818)	(89,101)	(74,391)
Dispositions	(4,856)	(402,783)	(61,360)
Write-off of fully depreciated assets	(32,993)	(13,118)	(5,125)
Reclassification to held for sale	(22,307)	—	(70,808)
Balance, end of year	$3,184,594	$3,299,702	$3,300,014
Balance, end of year – held for sale	$22,307	$—	$70,808

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1,111,007	$1,060,845	$1,015,647
Depreciation expense	120,718	118,485	124,433
Impairment of assets	(75,586)	(39,264)	(35,998)
Dispositions	(4,564)	(15,941)	(11,538)
Write-off of fully depreciated assets	(32,993)	(13,118)	(5,125)
Reclassification to held for sale	—	—	(26,574)
Balance, end of year	$1,118,582	$1,111,007	$1,060,845
Balance, end of year – held for sale	$—	$—	$26,574

S-2