Form 10-K/A
period 2018-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2019-03-28
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

Pennsylvania Real Estate Investment Trust (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018, which was originally filed on February 25, 2019 (the “Original 10-K”). We are filing this Amendment respectively to amend Item 15 of Part IV of the Original 10-K to include the separate consolidated financial statements of Lehigh Valley Associates and Subsidiary ("Associates") as required by Rule 3-09 under Regulation S-X (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because they were not available at the time of its filing. Associates is the owner of a substantial portion of Lehigh Valley Mall (the "Mall") in Allentown, Pennsylvania. The Company owns a 50% interest in Associates, which is not consolidated for financial reporting purposes. Associates met the criteria of a significant subsidiary under Rule 3-09 for the years ended December 31, 2016. The Rule 3-09 financial statements include unaudited consolidated balance sheets of Associates as of December 31, 2018 and 2017, respectively, and the related unaudited consolidated statements of operations, partners' deficit and statements of cash flows for the years ended December 31, 2018 and 2017, respectively (see Exhibit 99.1), and audited consolidated balance sheets of Associates as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners' deficit and statements of cash flows for each of the three years in the period ended December 31, 2016 (see Exhibit 99.2).

We are also amending Item 15 of the Original 10-K to include certain other exhibits. This Amendment only amends Item 15 of the Original 10-K, and does not amend or modify any of the other information included in the Original 10-K, nor does it modify or update any information included in the Original 10-K to reflect any events, developments or results that occurred subsequent to February 25, 2019. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

+10.21**	Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most.

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

+10.46*	Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Joseph J. Aristone.

+10.47*	Letter Agreement, dated as of February 24, 2014 by and between PREIT Services, LLC and Heather Crowell.

+10.48	PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

21**	Direct and Indirect Subsidiaries of the Registrant.

23.1**	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst & Young, LLP (Independent Registered Public Accounting Firm).

24**	Power of Attorney (included on signature page to the Form 10-K filed on February 25, 2019).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2018 and 2017, and for the two years ended December 31, 2018.

99.2*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2016 and 2015, and for the three years ended December 31, 2016.

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
*    Filed herewith.
**    Filed with PREIT’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on February 25, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 28, 2019	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chief Executive Office