Form 10-Q
period 2019-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2019-05-07
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Shares of Beneficial Interest	PEI	New York Stock Exchange
Preferred Shares	PEIPrB	New York Stock Exchange
Preferred Shares	PEIPrC	New York Stock Exchange
Preferred Shares	PEIPrD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2019, 77,383,675 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,058,422	$3,063,531
Construction in progress	119,873	115,182
Land held for development	5,881	5,881
Total investments in real estate	3,184,176	3,184,594
Accumulated depreciation	(1,148,794)	(1,118,582)
Net investments in real estate	2,035,382	2,066,012
INVESTMENTS IN PARTNERSHIPS, at equity:	149,795	131,124
OTHER ASSETS:
Cash and cash equivalents	10,416	18,084
Tenant and other receivables, net	35,344	38,914
Intangible assets (net of accumulated amortization of $16,391 and $15,543 at March 31, 2019 and December 31, 2018, respectively)	17,020	17,868
Deferred costs and other assets, net	107,239	110,805
Assets held for sale	35,275	22,307
Total assets	$2,390,471	$2,405,114
LIABILITIES:
Mortgage loans payable, net	$985,763	$1,047,906
Term Loans, net	547,478	547,289
Revolving Facilities	162,000	65,000
Tenants’ deposits and deferred rent	10,261	15,400
Distributions in excess of partnership investments	91,227	92,057
Fair value of derivative liabilities	6,364	3,010
Accrued expenses and other liabilities	85,431	87,901
Total liabilities	1,888,524	1,858,563
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 77,383 shares issued and outstanding at March 31, 2019 and 70,495 shares issued and outstanding at December 31, 2018	77,383	70,495
Capital contributed in excess of par	1,761,736	1,671,042
Accumulated other comprehensive (loss) income	(533)	5,408
Distributions in excess of net income	(1,342,626)	(1,306,318)
Total equity—Pennsylvania Real Estate Investment Trust	496,114	440,781
Noncontrolling interest	5,833	105,770
Total equity	501,947	546,551
Total liabilities and equity	$2,390,471	$2,405,114

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
REVENUE:
Real estate revenue:
Lease revenue	$76,615	$77,998
Expense reimbursements	5,062	5,234
Other real estate revenue	3,001	2,161
Total real estate revenue	84,678	85,393
Other income	627	889
Total revenue	85,305	86,282
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(29,403)	(29,396)
Utilities	(3,660)	(3,909)
Other property operating expenses	(2,065)	(3,400)
Total property operating expenses	(35,128)	(36,705)
Depreciation and amortization	(34,904)	(34,030)
General and administrative expenses	(11,205)	(10,132)
Provision for employee separation expenses	(719)	—
Project costs and other expenses	(294)	(112)
Total operating expenses	(82,250)	(80,979)
Interest expense, net	(15,898)	(14,901)
Loss on debt extinguishment	(4,768)	—
Impairment of development land parcel	(1,464)	—
Total expenses	(104,380)	(95,880)
Loss before equity in income of partnerships, gain on sale of real estate by equity method investee, and adjustment to gains on sales of interests in non operating real estate	(19,075)	(9,598)
Equity in income of partnerships	2,289	3,138
Gain on sale of real estate by equity method investee	563	2,773
Adjustment to gains on sales of interests in non operating real estate	—	(25)
Net loss	(16,223)	(3,712)
Less: net loss attributable to noncontrolling interest	1,688	1,111
Net loss attributable to PREIT	(14,535)	(2,601)
Less: preferred share dividends	(6,844)	(6,844)
Net loss attributable to PREIT common shareholders	$(21,379)	$(9,445)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands of dollars, except per share amounts)	Three Months Ended March 31,
	2019	2018
Net loss	$(16,223)	$(3,712)
Noncontrolling interest	1,688	1,111
Preferred share dividends	(6,844)	(6,844)
Dividends on unvested restricted shares	(218)	(138)
Net loss used to calculate loss per share—basic and diluted	$(21,597)	$(9,583)

Basic and diluted loss per share:	$(0.30)	$(0.14)

(in thousands of shares)
Weighted average shares outstanding—basic	71,358	69,601
Effect of common share equivalents (1)	—	—
Weighted average shares outstanding—diluted	71,358	69,601
_________________________

(1)
The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 309 and 209 for the three months ended March 31, 2019 and 2018, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Comprehensive (loss) income:
Net loss	$(16,223)	$(3,712)
Unrealized (loss) gain on derivatives	(6,508)	4,828
Amortization of settled swaps	2	275
Total comprehensive (loss) income	(22,729)	1,391
Less: comprehensive loss attributable to noncontrolling interest	2,253	570
Comprehensive (loss) income attributable to PREIT	$(20,476)	$1,961

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended
March 31, 2019
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D					Non- controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—	—	—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended
March 31, 2018
(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial Interest, $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D					Non- controlling interest
Balance January 1, 2018	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,109,469)	$129,131
Net loss	(3,712)	—	—	—	—	—	—	(2,601)	(1,111)
Other comprehensive income	5,103	—	—		—	—	4,562	—	541
Shares issued under employee compensation plans, net of shares retired	(195)	—	—	—	370	(565)	—	—	—
Amortization of deferred compensation	1,924	—	—	—	—	1,924	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,766)	—	—	—	—	—	—	(14,766)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance March 31, 2018	$740,764	$35	$69	$50	$70,353	$1,665,325	$11,788	$(1,133,680)	$126,824

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Cash flows from operating activities:
Net loss	$(16,223)	$(3,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,838	31,209
Amortization	4,353	3,458
Straight-line rent adjustments	(1,517)	(823)
Provision for doubtful accounts	—	1,075
Amortization of deferred compensation	1,922	1,924
Loss on debt extinguishment	4,768	—
Adjustment to gains on sales of interests in non operating real estate	—	25
Equity in income of partnerships	(2,289)	(3,138)
Gain on sale of real estate by equity method investee	(563)	(2,773)
Cash distributions from partnerships	2,357	2,742
Impairment of development land parcel	1,464	—
Change in assets and liabilities:
Net change in other assets	6,961	1,060
Net change in other liabilities	(10,055)	(21)
Net cash provided by operating activities	23,016	31,026
Cash flows from investing activities:
Distribution of financing proceeds from equity method investee	—	123,000
Cash proceeds from sales of real estate	4,823	—
Cash proceeds from sale of mortgage	8,000	—
Cash distributions from partnerships of proceeds from real estate sold	879	19,727
Proceeds from insurance claims related to damage to real estate assets	2,275	—
Investments in partnerships	(19,885)	(13,896)
Investments in real estate improvements	(6,361)	(13,568)
Additions to construction in progress	(28,087)	(3,119)
Capitalized leasing costs	(320)	(2,172)
Additions to leasehold improvements and corporate fixed assets	(73)	(4)
Net cash (used in) provided by investing activities	(38,749)	109,968
Cash flows from financing activities:
(Repayments of) proceeds from mortgage loans and finance lease liabilities	(63,442)	10,185
Net borrowings (repayments) under revolving facility	97,000	(53,000)
Dividends paid to common shareholders	(14,930)	(14,766)
Dividends paid to preferred shareholders	(6,843)	(6,843)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(1,698)	(1,737)
Principal installments on mortgage loans	(3,818)	(3,832)
Payment of deferred financing costs	(13)	(436)
Value of shares of beneficial interest issued	306	484
Value of shares retired under equity incentive plans, net of shares issued	(632)	(679)
Net cash provided by (used in) financing activities	5,930	(70,624)
Net change in cash, cash equivalents, and restricted cash	(9,803)	70,370
Cash, cash equivalents, and restricted cash, beginning of period	32,445	33,953
Cash, cash equivalents, and restricted cash, end of period	$22,642	$104,323

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of other comprehensive income, consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 27 properties operating in nine states, including 21 shopping malls, four other retail properties and two development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)). One other property in our portfolio is classified as under development; however, we do not currently have any activity occurring at this property. We also have two undeveloped land parcels located in Gainesville, Florida, a portion of which was sold in March 2019, and New Garden Township, Pennsylvania that were classified as held-for-sale as of March 31, 2019. The New Garden parcel was subsequently sold in April 2019. A parcel that includes Whole Foods adjacent to Exton Square Mall was also classified as held-for-sale as of March 31, 2019 and such parcel was sold in April 2019.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2019, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units during the first quarter of 2019, which is discussed in more detail in Note 5 to our unaudited consolidated financial statements), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2019, the total amount that would have been distributed would have been $12.7 million, which is calculated using our March 29, 2019 (which was the last trading day in the first quarter of 2019) closing price on the New York Stock Exchange of $6.29 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of March 31, 2019.

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

New Leasing Standard

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”) and related guidance using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. Prior period amounts were not restated. We implemented the standard using the following practical expedients:

•
We have elected the package of practical expedients that allows us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases.

•
For leases under which we are the lessor, we also have elected to not separate non-lease components such as common area maintenance (“CAM”) and real estate reimbursements from the associated lease component (minimum rent). Instead, we account for the lease and non-lease components as a single component because such non-lease components would otherwise be accounted for under the new revenue guidance (ASC 606) and both (1) the timing and pattern of transfer are the same for the nonlease components and associated lease component, and (2) the lease component, if accounted for separately, would be classified as an operating lease. Utility reimbursements are presented separately and not in the single component as the pattern of transfer is not aligned with the use of the property and therefore the criteria for use of the practical expedient are not met.

The adoption of this standard had the following effects on our financial statements as of and for the three months ended March 31, 2019:

For leases under which the Company is a lessee, we recorded a right-of-use (“ROU”) asset of $24.6 million and corresponding lease liability for all leases previously accounted for as operating leases under ASC 840. The Company also derecognized an unfavorable ground lease liability of $5.5 million and reduced the corresponding ROU asset by the same amount. As of March 31, 2019, the ROU asset was $18.2 million and is included in deferred costs and other assets, net and the lease liability was $24.1 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Effective January 1, 2019, we changed our fixed CAM revenue recognition to be recognized prospectively on a straight-line basis. In the quarter ended March 31, 2019, $0.7 million of such revenues were recognized and are included within lease revenue in the accompanying consolidated statements of operations; previously, such amounts were recognized as billed in accordance with the terms of the respective leases.

We review the collectibility of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including its operating performance. For any tenant receivable balances deemed to be uncollectible, under ASC 842 we record an offset for credit losses directly to Lease revenue in the consolidated statement of operations. Previously, under ASC 840, uncollectible tenants’ receivables were reported in Other property operating expenses in the consolidated statement of operations.

For leases under which the Company is a lessor, certain internal leasing and legal costs that were previously capitalized under ASC 840 are now recorded as period costs under ASC 842. For the three months ended March 31, 2018, we capitalized $1.2 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the three months ended March 31, 2019. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

New Accounting Developments

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) as a Benchmark Interest Rate for Hedge Accounting. This ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate hedging strategies for both risk management and hedge accounting purposes. Because we adopted ASU 2017-12, this guidance became effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. We will adopt this new standard on January 1, 2020. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

Immaterial error correction

The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three-month period ended March 31, 2018 include the impact of correcting a computational error by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest by $0.7 million for the three months ended March 31, 2018. The adjustments also decreased the amount of loss (and comprehensive loss) attributable to PREIT and PREIT common shareholders by the same amount. The adjustments also decreased the amount of basic and diluted loss per share by $0.01 for the three months ended March 31, 2018.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2019 and December 31, 2018 were comprised of the following:

(in thousands of dollars)	As of March 31, 2019	As of December 31, 2018
Buildings, improvements and construction in progress	$2,718,552	$2,719,400
Land, including land held for development	465,624	465,194
Total investments in real estate	3,184,176	3,184,594
Accumulated depreciation	(1,148,794)	(1,118,582)
Net investments in real estate	$2,035,382	$2,066,012

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Development/Redevelopment Activities:
Interest(1)	$2,004	$1,625
Compensation, including commissions	352	438
Real estate taxes	76	164

Leasing Activities:
Compensation, including commissions(2)	320	2,172

(1) Includes interest capitalized on investments in partnerships under development.
(2) The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. As discussed above, certain internal leasing and legal costs that were previously capitalized under ASC 840 are now recorded as period costs under ASC 842. Commissions paid for successful leasing transactions will continue to be capitalized.

Dispositions

In March 2019, we entered into an agreement of sale with a buyer to sell an undeveloped land parcel located in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into two parcels. The first parcel was sold in March 2019 for $5.0 million. The transaction with respect to the remaining parcel is expected to close in the second half of 2019. In connection with these transactions, we recorded losses on impairment of assets of $1.5 million. The remaining land parcel was classified as held for sale in our consolidated balance sheet as of March 31, 2019.

In April 2019, we sold an undeveloped land parcel located in New Garden Township, Pennsylvania, for total consideration of $11.0 million, consisting of $8.25 million in cash and $2.75 million of preferred stock. We ascribed no accounting consideration value to the preferred shares as they are not tradeable, cannot be transferred or sold and have no redemption feature. Up to $1.25 million of the cash consideration received is subject to claw-back if the buyer does not receive entitlements for a stipulated number of housing units. This land parcel was classified as held for sale in our consolidated balance sheet as of March 31, 2019.

In April 2019, we sold a Whole Foods store located on a parcel adjacent to Exton Square Mall for $22.1 million.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2019 and December 31, 2018:

(in thousands of dollars)	March 31, 2019	December 31, 2018
ASSETS:
Investments in real estate, at cost:
Operating properties	$573,939	$575,149
Construction in progress	441,678	420,771
Total investments in real estate	1,015,617	995,920
Accumulated depreciation	(214,905)	(212,574)
Net investments in real estate	800,712	783,346
Cash and cash equivalents	34,968	20,446
Deferred costs and other assets, net	30,284	30,549
Total assets	865,964	834,341
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	505,086	507,090
FDP Term Loan, net	248,030	247,901
Other liabilities	31,460	34,463
Total liabilities	784,576	789,454
Net investment	81,388	44,887
Partners’ share	39,296	21,583
PREIT’s share	42,092	23,304
Excess investment (1)	16,476	15,763
Net investments and advances	$58,568	$39,067

Investment in partnerships, at equity	$149,795	$131,124
Distributions in excess of partnership investments	(91,227)	(92,057)
Net investments and advances	$58,568	$39,067
_________________________

(1)
Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Real estate revenue	$23,451	$26,088
Operating expenses:
Property operating and other expenses	(7,985)	(8,330)
Interest expense	(5,807)	(5,734)
Depreciation and amortization	(4,652)	(5,071)
Total expenses	(18,444)	(19,135)
Net income	5,007	6,953
Partners’ share	(2,687)	(3,824)
PREIT’s share	2,320	3,129
Amortization of and adjustments to excess investment, net	(31)	9
Equity in income of partnerships	$2,289	$3,138

Dispositions

In March 2019, a partnership in which we hold a 25% interest sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

In February 2018, a partnership in which we hold a 50% ownership share sold its office condominium interest in 907 Market Street in
Philadelphia, Pennsylvania for $41.8 million. The partnership recorded a gain on sale of $5.5 million, of which our share was $2.8 million. The partnership distributed to us proceeds of $19.7 million in connection with this transaction in February 2018.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”). The financial information of LVA is included in the amounts above. Summarized balance sheet information as of March 31, 2019 and December 31, 2018, and summarized statement of operations information for the three months ended March 31, 2019 and 2018 for this entity, which is accounted for using the equity method, are as follows:

(in thousands of dollars)	March 31, 2019	December 31, 2018
Summarized balance sheet information
Total assets	$52,867	$52,255
Mortgage loan payable, net	194,616	196,328

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Summarized statement of operations information
Revenue	$8,399	$9,132
Property operating expenses	(2,326)	(2,405)
Interest expense	(2,009)	(2,045)
Net income	3,238	4,026
PREIT’s share of equity in income of partnership	1,619	2,013

4. FINANCING ACTIVITY

Credit Agreements

As of March 31, 2019, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $400 million 2018 Revolving Facility, and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

As of March 31, 2019, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and $162.0 million was borrowed under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2018 is net of $2.5 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to the Unencumbered Debt Yield covenant (as described below), the maximum unsecured amount that was available for us to borrow under the 2018 Revolving Facility as of March 31, 2019 was $196.8 million.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the Credit Agreements. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each Property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other Property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.30% as of March 30, 2019, which is recorded in interest expense in the consolidated statements of operations.

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
(1)The rates in effect under the Credit Agreements were based upon the Level 3 Ratio of Total Liabilities to Gross Asset Value as of March 31, 2019.

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

As of March 31, 2019, the Borrower was in compliance with all financial covenants in the Credit Agreements.

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

Interest expense, deferred financing fee amortization and accelerated financing costs, if any, related to the Credit Agreements for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Revolving Facilities (1)
Interest expense	$1,234	$365
Deferred financing amortization	274	200

Term Loans (2)
Interest expense	5,138	4,286
Deferred financing amortization	189	191

(1) Includes the 2018 Revolving Facility and the 2013 Revolving Facility (collectively, the “Revolving Facilities”).
(2) Includes the 2018 Term Loan Facility, the 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan.

Mortgage Loans

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$985.8	$948.0	$1,047.9	$1,002.3
(1) The carrying value of mortgage loans is net of unamortized debt issuance costs of $2.7 million and $3.4 million as of March 31, 2019 and December 31, 2018, respectively.

The mortgage loans contain various customary default provisions. As of March 31, 2019, we were in default on the mortgage loan secured by Wyoming Valley Mall as described below.

Mortgage Loan Activity

In March 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.4 million as of March 31, 2019. Our subsidiary that is the borrower under the loan also received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We have entered into an agreement with the lender to jointly market the property for sale for a stipulated period of time. If the property is not sold, we expect to convey the property to the lender by deed in lieu of foreclosure; however, we make no assurances that such a transaction will be completed.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $14.5 million (net of capitalized interest of $2.0 million) and $12.2 million (net of capitalized interest of $1.6 million) for the three months ended March 31, 2019 and 2018, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $107.0 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively. Aggregate paydowns were $10.0 million and $53.0 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued construction costs decreased by $13.9 million in the three months ended March 31, 2019 and decreased by $2.3 million in the three months ended March 31, 2018, representing non-cash changes in construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of March 31, 2019 and 2018.

	March 31,
(in thousands of dollars)	2019	2018
Cash and cash equivalents	$10,416	$89,213
Restricted cash included in other assets	12,226	15,110
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$22,642	$104,323

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $150.6 million, including commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of March 31, 2019, we expect to meet this obligation.

Provision for Employee Separation Expense

In 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.7 million of employee separation expense in the three months ended March 31, 2019. No amounts were recorded in the three months ended March 31, 2018. As of March 31, 2019, we had $1.0 million of severance accrued and unpaid related to activities related to the termination of employment of employees.

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

During the three months ended March 31, 2019, we recorded losses of approximately $0.2 million. This amount consisted of combined remediation and business interruption expenses.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of March 31, 2019, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that $3.8 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.84% on a notional amount of $696.9 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020, and a maturity date in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at March 31, 2019 and December 31, 2018 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at March 31, 2019 (in millions of dollars)	Aggregate Fair Value at March 31, 2019 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2018 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$100.0	$1.4	$1.9	1.23%
2021	396.9	5.1	8.1	1.57%
2022	—	—	—	—%
2023	200.0	(4.1)	(2.0)	2.67%
Forward Starting Swaps
2023	100.0	(1.9)	(1.0)	2.75%
Total	$796.9	$0.5	$7.0	1.95%

_________________________

(1)
As of March 31, 2019 and December 31, 2018, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(5.3)	$5.2	$(1.2)	$(0.1)

	Three Months Ended March 31,
(in millions of dollars)	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(15.9)	$(14.9)

Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1.2)	$(0.1)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2019, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2019, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $6.4 million. If we had breached any of the default provisions in these agreements as of March 31, 2019, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $6.6 million. We had not breached any of these provisions as of March 31, 2019.

8. LEASES

As discussed in Note 1, we adopted the new lease accounting standard effective January 1, 2019.

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and at Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as into vehicle and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of March 31, 2019, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

We applied judgments related to the determination of the discount rates used to calculate the lease liability upon adoption at January 1, 2019. In order to calculate our incremental borrowing rate under ASC 842, we utilized judgments and estimates regarding our implied credit rating using market data and made other adjustments to determine an appropriate incremental borrowing rate as of January 1, 2019.

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended March 31, 2019
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$188	$—	$—	$188
Interest on lease liabilities	76	—	—	76
Operating lease costs	—	439	542	981
Variable lease costs	—	41	45	86
Total lease costs	$264	$480	$587	$1,331

Other information related to leases as of and for the three months ended March 31, 2019 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$76
Operating cash flows from operating leases	$593
Financing cash flows from finance leases	$155

Weighted average remaining lease term-finance leases (months)	108
Weighted average remaining lease term-operating leases (months)	342
Weighted average discount rate-finance leases	4.41%
Weighted average discount rate-operating leases	6.63%

Future payments against lease liabilities as of March 31, 2019 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
April 1 to December 31, 2019	$694	$2,346	$3,040
2020	925	1,979	2,904
2021	925	1,906	2,831
2022	925	1,625	2,550
2023	925	1,587	2,512
Thereafter	3,923	48,437	52,360
Total undiscounted lease payments	8,317	57,880	66,197
Less imputed interest	(1,462)	(33,773)	(35,235)
Total lease liabilities	$6,855	$24,107	$30,962

Future minimum lease payments under these agreements as of December 31, 2018 were as follows:

Year Ending December 31,	Finance leases	Operating leases	Total
2019	$925	$3,007	$3,932
2020	925	1,845	2,770
2021	925	1,856	2,781
2022	925	1,673	2,598
2023	925	1,593	2,518
Thereafter	3,923	33,959	37,882
	$8,548	$43,933	$52,481

As Lessor

As of March 31, 2019, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or in the case of percentage rents when the sales data is made available.

(in thousands of dollars)
April 1 to December 31, 2019	$166,726
2020	207,390
2021	190,026
2022	170,143
2023	150,672
Thereafter	523,579
$1,408,536

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
There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 16.0 million square feet, of which we own 12.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Wyoming Valley Mall, and Valley View Mall, as well as Fashion District Philadelphia, which is currently under redevelopment. We also have two undeveloped land parcels located in Gainesville, Florida, a portion of which was sold in March 2019, and New Garden Township, Pennsylvania that were classified as held-for-sale as of March 31, 2019. The New Garden parcel was subsequently sold in April 2019. A parcel that includes Whole Foods adjacent to Exton Square Mall was also classified as held-for-sale as of March 31, 2019 and such parcel was sold in April 2019.
We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia).  We have one other property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.
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
Our revenue consists primarily of fixed rental income, additional rent in the form of fixed and variable expense reimbursements, and percentage rent (rent that is based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing properties. We also receive income from our real estate partnership investments and from the management and leasing services PRI provides.

Net loss for the three months ended March 31, 2019 was $16.2 million, an increase of $12.5 million compared to a net loss of $3.7 million for the three months ended March 31, 2018. This increased loss was primarily due to: (a) a loss on debt extinguishment of $4.8 million incurred in connection with the defeasance of a mortgage loan recorded in the first quarter of 2019; (b) an asset impairment of $1.5 million on an undeveloped land parcel recorded in the first quarter of 2019; (c) a $2.2 million decrease in gains on sale of real estate by equity method investees; (d) a $1.2 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (e) $0.7 million of employee separation expenses; (f) $0.4 million of dilution from asset sales; (g) a $0.8 million decrease in non-Same Store NOI; and (h) a $1.0 million increase in interest expense, partially offset by a $1.1 million increase in Same Store NOI.
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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent (3)(in thousands)
2019 (Three Months)
Consolidated properties	4	59	191,791	$8,106	46	144,244	$6,348
Unconsolidated properties	4	9	29,365	945	6	22,356	725
Total	4	68	221,156	$9,051	52	166,600	$7,073

2018 (Full Year)
Consolidated properties	10	43	1,221,433	$7,072	5	267,715	$1,601
Unconsolidated properties	3	5	14,977	402	—	—	—
Total	10	48	1,236,410	$7,474	5	267,715	$1,601
(1) Totals represent number of unique tenants.
(2) Gross Leasable Area (“GLA”) in square feet.
(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2019.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and in 2017 we recaptured the Sears premises at Capital City Mall and Magnolia Mall (we have since re-leased the Capital City Mall and Magnolia Mall spaces). Also in 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We have entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall and have executed leases with five replacement tenants for that location.

The table below sets forth information related to our anchor replacement program:

	Former Anchors				Replacement Tenant(s)
Property	Name	GLA '000's	Date Store Closed	Decommission Date	Name	GLA '000's	Actual/Targeted Occupancy Date
Completed:
Exton Square Mall	Kmart	96	Q1 16	Q2 16	Whole Foods	55	Q1 18
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
In process:
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	41	Q4 19
					Dick's Sporting Goods	58	Q4 19
					Edge Fitness	38	Q4 19
					Miller's Ale House	7	Q4 19
					Michael's	26	Q4 19
Valley Mall	Sears	123	Q3 17	Q2 18	Dick's Sporting Goods	57	Q2 20
Moorestown Mall	Macy's	see above			Michael's	25	Q1 20
Woodland Mall	Sears	313	Q2 17	Q2 17	Von Maur	87	Q4 19
					REI	20	Q2 19
					Urban Outfitters	8	Q4 19
					Black Rock Bar & Grill	9	Q4 19
					Restaurants and small shops	13	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Studio Movie Grill	49	Q1 20
					Yard House	8	Q2 20
					Restaurant and entertainment space	36	Q4 19
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
Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $119.9 million as of March 31, 2019.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, Net Operating Income (“NOI”) and depreciation, will continue to be affected until the newly constructed space is completed, leased and occupied. Fashion District Philadelphia is scheduled to open in September 2019.
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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying Critical Accounting Policies have not changed materially during 2019 or 2018, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.
For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2019 and 2018:

	Occupancy (1) at March 31,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)
	2019	2018	2019	2018	2019	2018
Retail portfolio weighted average:
Total excluding anchors	90.6%	90.5%	90.7%	92.7%	90.7%	91.0%
Total including anchors	91.3%	92.9%	92.4%	94.0%	91.5%	93.1%
Core Malls weighted average:(3)
Total excluding anchors	91.9%	91.7%	88.9%	92.5%	91.5%	91.8%
Total including anchors	95.0%	93.6%	92.4%	94.9%	94.7%	93.7%
_________________________

(1)
Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Fashion District Philadelphia is excluded for 2019 and 2018 because the property is currently partially closed and undergoing major reconstruction.

(2)
We own a 25% to 50% interest in each of our unconsolidated properties, and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Use of Non GAAP Measures" for further details on our ownership interests in our unconsolidated properties.

(3)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, Wyoming Valley Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2019:

										Annualized Tenant Improvements psf (3)
		Number	GLA in square feet (“sf”)	Term (years)	Initial Rent per square foot (“psf”)	Previous Rent psf	Initial Gross Rent Renewal Spread (1)		Average Rent Renewal Spread (2)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	19	70,711	10.3	$39.91					$13.80
	Unconsolidated(4)	1	5,500	10.0	39.09					26.19
Total Under 10k sf		20	76,211	10.3	39.85	n/a	n/a	n/a	n/a	14.67

Over 10k sf	Consolidated	1	20,091	9.6	8.21	n/a	n/a	n/a	n/a	17.01
Total New Leases		21	96,302	10.1	$33.25	n/a	n/a	n/a	n/a	$15.13
Renewal Leases
Under 10k sf	Consolidated	26	63,833	3.5	$58.84	$56.72	$2.12	3.7%	1.2%	$2.56
	Unconsolidated(4)	3	3,725	1.6	72.75	70.38	2.37	3.4%	4.2%	—
Total Under 10k sf		29	67,558	3.4	$59.61	$57.47	$2.13	3.7%	1.4%	$2.49

Over 10k sf	Consolidated	4	80,159	4.8	$14.65	$14.02	$0.63	4.5%	5.6%	$1.11
Total Fixed Rent		33	147,717	4.1	$35.21	$33.89	$1.32	3.9%	2.5%	$1.63
Percentage in Lieu	Consolidated	32	120,827	1.9	$30.82	$43.71	$(12.89)	(29.5)%	n/a	—
Total Renewal Leases		65	268,544	3.1	$33.24	$38.31	$(5.07)	(13.2)%	2.4%	$1.19
Total Non Anchor		86	364,846	5.0	$33.24
Anchor
New Leases		1	43,840	10.4	$16.50	n/a	n/a	n/a	n/a	$11.62
Renewal Leases	Consolidated	6	629,743	3.8	$3.48	$4.25	(0.77)	(18.1)%	n/a	$—
Total		7	673,583	4.7	$4.33
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

Overview

Net loss for the three months ended March 31, 2019 was $16.2 million, an increased loss of $12.5 million compared to a net loss of $3.7 million for the three months ended March 31, 2018. This increased loss was primarily due to: (a) a loss on debt extinguishment of $4.8 million incurred in connection with the defeasance of a mortgage loan recorded in the first quarter of 2019; (b) an asset impairment of $1.5 million on an undeveloped land parcel recorded in the first quarter of 2019; (c) a $2.2 million decrease in gains on sale of real estate by equity method investees; (d) a $1.2 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (e) $0.7 million of employee separation expenses; (f) $0.4 million of dilution from asset sales; (g) a $0.8 million decrease in non-Same Store NOI; and (h) a $1.0 million increase in interest expense, partially offset by a $1.1 million increase in Same Store NOI.

See “Use of Non-GAAP Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		% Change 2018 to 2019
(in thousands of dollars)	2019	2018
Real estate revenue	$84,678	$85,393	(1)%
Property operating expenses	(35,128)	(36,705)	(4)%
Other income	627	889	(29)%
Depreciation and amortization	(34,904)	(34,030)	3%
General and administrative expenses	(11,205)	(10,132)	11%
Provision for employee separation expense	(719)	—	—%
Project costs and other expenses	(294)	(112)	163%
Interest expense, net	(15,898)	(14,901)	7%
Loss on debt extinguishment	(4,768)	—	—%
Impairment of development land parcel	(1,464)	—	—%
Equity in income of partnerships	2,289	3,138	(27)%
Gain on sale of real estate by equity method investee	563	2,773	(80)%
Adjustment to gains on sales of interests in non operating real estate	—	(25)	—%
Net loss	$(16,223)	$(3,712)	337%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and related guidance using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. Prior period amounts were not restated. Since we adopted the practical expedient in Topic 842, which allows us to avoid separating lease (minimum rent) and non-lease rental income (common area maintenance and real estate tax reimbursements), all rental income earned pursuant to tenant leases is reflected as one line, “Lease revenue,” in the consolidated statement of operations. Utility reimbursements are presented separately in “Expense reimbursements.” We review the collectibility of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including its operating performance. For any tenant receivable balances deemed to be uncollectible, under ASC 842 we record an offset for credit losses directly to Lease revenue in the consolidated statement of operations. Previously, under ASC 840, uncollectible tenants’ receivables were reported in Other property operating expenses in the consolidated statement of operations.

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Contractual lease payments:
Base rent	$55,885	$55,976
CAM reimbursement income	11,645	11,569
Real estate tax income	9,540	10,327
Percentage rent	9	95
Lease termination revenue	313	31
	77,392	77,998
Less: credit losses	(777)	—
Lease revenue	76,615	77,998
Expense reimbursements	5,062	5,234
Other real estate revenue	3,001	2,161
Total real estate revenue	$84,678	$85,393

The Company has presented the above information to provide additional detail about the components of lease revenue based on the terms of the underlying lease contracts. The presentation of contractual lease payments is not, and is not intended to be, a presentation in accordance with GAAP. The Company believes this information is useful to investors, securities analysts and other interested parties to evaluate the Company’s performance.

Real estate revenue decreased by $0.7 million, or less than 1%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to:

•
A decrease of $0.8 million due to the financial statement presentation of credit losses under ASC 842. Under ASC 840, such amounts were in included in other property operating expenses and were $1.1 million in the three months ended March 31, 2018;

•	a decrease of $0.8 million at non-same store properties Wyoming Valley Mall, Valley View Mall and Exton Square Mall due to four anchor store closings during 2018 and associated co-tenancy concessions;

•
a decrease of $0.5 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “—Property Operating Expenses”); and

•	a decrease of $0.2 million in same store seasonal photo income due to the timing of the Easter holiday; partially offset by

•
an increase of $1.1 million in same store base rent due to $1.4 million from net new store openings over the previous twelve months, partially offset by a $0.3 million decrease related to tenant bankruptcies in 2018 and 2019;

•
an increase of $0.3 million in same store common area maintenance (“CAM”) reimbursements, including an increase of $0.6 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $0.3 million due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•	an increase of $0.3 million in same store lease termination revenue, including $0.2 million received from one tenant during the three months ending March 31, 2019.

Property operating expenses

Property operating expenses decreased by $1.6 million, or 4%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to:

•
A decrease of $1.1 million in credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were in included in other property operating expenses and were $1.1 million in the three months ended March 31, 2018;

•
a decrease of $0.4 million in same store common area maintenance expense, including a $0.3 million decrease in snow removal expense due to lower snow fall amounts during the three months ending March 31, 2019 across the Mid-Atlantic States, where many of our properties are located;

•	a decrease of $0.1 million in same store tenant utility expense due to lower electricity usage, partially offset by higher electricity rates;

•	a decrease of $0.1 million in same store marketing expense; and

•	a decrease of $0.1 million at non-same store properties including Wyoming Valley Mall, Valley View Mall and Exton Square Mall due to lower tenant utility expense; partially offset by

•	an increase of $0.4 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Depreciation and amortization

Depreciation and amortization expense increased by $0.9 million, or 3%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to:

•
an increase of $1.8 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $0.9 million at three properties that have a lower asset base resulting from impairment charges during 2018.

General and administrative expenses

General and administrative expenses increased by $1.1 million, or 11%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 are now being recorded as period costs under ASC 842 and included in general and administrative expenses. For the three months ended March 31, 2018, we capitalized $1.2 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the three months ended March 31, 2019.

Interest expense

Interest expense increased by $1.0 million, or 7%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to higher weighted average interest rates, partially offset by greater amounts of capitalized interest in 2018 and lower weighted average debt balances. Our weighted average effective borrowing rate was 4.30% for the three months ended March 31, 2019 compared to 4.08% for the three months ended March 31, 2018. Our weighted average debt balance was $1,679.8 million for the three months ended March 31, 2019, compared to $1,620.4 million for the three months ended March 31, 2018.

Impairment of Assets

Impairment of assets for the three months ended March 31, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida.

Equity in income of partnerships

Equity in income of partnerships decreased by $0.8 million, or 27%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to lower lease revenue in 2019 following the sale of an office condominium unit at Fashion District Philadelphia in the first quarter of 2018 and higher lease termination revenue in the 2018 quarter.

Gain on sale of real estate by equity method investee

In March 2019, a partnership in which we hold a 25% interest share sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”), which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

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

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Net loss	$(16,223)	$(3,712)
Other income	(628)	(889)
Depreciation and amortization	34,904	34,030
General and administrative expenses	11,205	10,132
Provision for employee separation expense	719	—
Project costs and other expenses	294	112
Interest expense, net	15,898	14,901
Impairment of development land parcel	1,464	—
Equity in income of partnerships	(2,289)	(3,138)
Loss on debt extinguishment	4,768	—
Gain on sale of real estate by equity method investee	(563)	(2,773)
Adjustment to gains on sales of interest in non operating real estate	—	25
NOI from consolidated properties	$49,549	$48,688

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands of dollars)	2019	2018
Equity in income of partnerships	$2,289	$3,138
Other income	(12)	(12)
Depreciation and amortization	1,970	2,241
Interest and other expenses	2,776	2,671
NOI from equity method investments at ownership share	$7,023	$8,038

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2019 and 2018:

	Same Store		Non Same Store		Total (non GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$45,271	$43,607	$4,278	$5,081	$49,549	$48,688
NOI from equity method investments at ownership share	7,052	7,575	(29)	463	7,023	8,038
Total NOI	52,323	51,182	4,249	5,544	56,572	56,726
Less: lease termination revenue	300	261	16	21	316	282
Total NOI excluding lease termination revenue	$52,023	$50,921	$4,233	$5,523	$56,256	$56,444

Total NOI decreased by $0.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase of $1.1 million from Same Store Properties and a decrease of $1.3 million in NOI from Non Same Store properties. The decrease in Non Same Store properties is primarily due to the sale of an office property by an equity method investee in February 2018, and lower NOI contributions from Valley View and Wyoming Valley Malls, due to anchor closings and related co-tenancy revenue adjustments. See “—Real Estate Revenue” and “—Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO, which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

FFO is a commonly used measure of operating performance and profitability among REITs.  We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) and, when applicable, related measures such as Funds From Operations, as adjusted, in measuring our performance against our peers and as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2019 and 2018, respectively, to show the effect of such items as loss on debt extinguishment, impairment of assets, provision for employee separation expense and insurance losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net loss	$(16,223)	$(3,712)
Depreciation and amortization on real estate:
Consolidated properties	34,565	33,663
PREIT’s share of equity method investments	1,970	2,241
Gain on sale of real estate by equity method investee	—	(2,773)
Preferred share dividends	(6,844)	(6,844)
Funds from operations attributable to common shareholders and OP Unit holders	13,468	22,575
Loss on debt extinguishment	4,768	—
Impairment of development land parcel	1,464	—
Provision for employee separation expense	719	—
Insurance losses, net	236	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$20,655	$22,575
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.17	$0.29
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.26	$0.29

Weighted average number of shares outstanding	71,358	69,601
Weighted average effect of full conversion of OP Units	6,884	8,274
Effect of common share equivalents	309	209
Total weighted average shares outstanding, including OP Units	78,551	78,084

FFO attributable to common shareholders and OP Unit holders was $13.5 million for the three months ended March 31, 2019, a decrease of $9.1 million, or 40.3%, compared to $22.6 million for the three months ended March 31, 2018.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.17 and $0.29 for the three months ended March 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the three months ended

March 31, 2019 were $23.5 million, based on distributions of $0.4609 per Series B Preferred Share, $0.4500 per Series C Preferred Share, $0.4297 per Series D Share, and $0.21 per common share and OP Unit.

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

Credit Agreements

We have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the $400 million 2018 Revolving Facility and (b) the $300 million 2018 Term Loan Facility and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

See note 4 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of March 31, 2019, we had borrowed $550.0 million under the Term Loans and $162.0 million was outstanding under our 2018 Revolving Facility. Pursuant to certain covenants in the 2018 Revolving Facility, the unused portion of the 2018 Revolving Facility that was available to us as of March 31, 2018 was $196.8 million.

Interest Rate Derivative Agreements

As of March 31, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.84% on a notional amount of $696.9 million, maturing on various dates through May 2023 and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date of June 2020, and a maturity date of May 2023.

Mortgage Loan Activity

We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.4 million as of March 31, 2019. Our subsidiary that is the borrower under the loan also received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We have entered into an agreement with the lender to jointly market the property for sale for a stipulated period of time. If the property is not sold, we expect to convey the property to the lender by deed in lieu of foreclosure; however, we make no assurances that such a transaction will be completed.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We expect the cash sweep period to terminate before the end of 2019.

Mortgage Loans

As of March 31, 2019, our mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.19% at March 31, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.74% at March 31, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.34% at March 31, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2019:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Principal payments	$85,141	$13,598	$37,735	$22,997	$10,811
Balloon payments	903,327	—	215,946	476,035	211,346
Total	$988,468	$13,598	$253,681	$499,032	$222,157
Less: unamortized debt issuance costs	2,705
Carrying value of mortgage notes payable	$985,763

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2019 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Mortgage loan principal payments	$988,468	$13,598	$253,681	$499,032	$222,157
Term Loans	550,000	—	—	250,000	300,000
2018 Revolving Facility	162,000	—	—	—	162,000
Interest on indebtedness (1) (2)	236,134	50,065	126,005	44,741	15,323
Operating leases	57,668	2,716	4,392	3,608	46,952
Ground leases	40,460	365	2,968	3,168	33,959
Development and redevelopment commitments (3)	150,600	138,136	12,464	—	—
Total	$2,185,330	$204,880	$399,510	$800,549	$780,391
_________________________

(1) Includes payments expected to be made in connection with interest rate swaps.
(2) For interest payments associated with variable rate debt, these amounts are based on the rates in effect on March 31, 2019.
(3) The timing of the payments of these amounts is uncertain. We expect that these payments will be made during the remainder of 2019 and in 2020, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, we included 100% of the obligations of the Fashion District Philadelphia redevelopment project because our Operating Partnership, PREIT Associates, and Macerich, have jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016.

Preferred Share Dividends
Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million, respectively, in the aggregate.

CASH FLOWS

Net cash provided by operating activities totaled $23.0 million for the three months ended March 31, 2019 compared to $31.0 million for the three months ended March 31, 2018. This decrease was due to changes in working capital between periods, higher interest payments made during the quarter ended March 31, 2019, dilution from assets sold in the quarter ended March 31, 2018, and the impact of changes from the new lease accounting standard which requires the expensing of certain leasing costs that were permitted to be capitalized under the previous standard, among other factors.

Cash flows used in investing activities were $38.7 million for the three months ended March 31, 2019 compared to cash flows provided by investing activities of $110.0 million for the three months ended March 31, 2018. Cash flows provided by investing activities for the three months ended March 31, 2019 included $13.7 million of proceeds from the sale of a land parcel, sale of a mortgage loan and cash distributions of proceeds from real estate sold by an equity method investee, as well as $2.3 million of insurance proceeds. Cash flows used in investing activities included additions to construction in progress of $28.1 million, investments in partnerships of $19.9 million (primarily at Fashion District Philadelphia), and real estate improvements of $6.4 million (primarily related to ongoing improvements at our properties).

Investing activities for the first three months of 2018 included $123.0 million of distributions of financing proceeds from a term loan at Fashion District Philadelphia and a $19.7 million distribution of sale proceeds from the sale of an office condominium at 907 Market Street, which is part of Fashion District Philadelphia. Investing outflows included additions to construction in progress of $3.1 million, investments in partnerships of $13.9 million (primarily at Fashion District Philadelphia), real estate improvements of $13.6 million (primarily related to ongoing improvements at our properties) and capitalized leasing costs of $2.2 million.

Cash flows provided by financing activities were $5.9 million for the three months ended March 31, 2019 compared to cash flows used in financing activities of $70.6 million for the three months ended March 31, 2018. Cash flows provided by financing activities for the first three months of 2019 included $97.0 million of net borrowings under our 2018 Revolving Facility, partially offset by aggregate dividends and distributions of $23.5 million, principal installments on mortgage loans of $3.8 million, and $63.3 million used to defease the mortgage secured by Capital City Mall.

Cash flows used in financing activities for the three months ended March 31, 2018 included $53.0 million of net 2013 Revolving Facility repayments, dividends and distributions of $23.3 million, and principal installments on mortgage loans of $3.8 million, partially offset by a $10.2 million mortgage loan borrowing secured by Viewmont Mall.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2018, in the section entitled “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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
We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;

•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;

•	our ability to maintain and increase property occupancy, sales and rental rates;

•	increases in operating costs that cannot be passed on to tenants;

•	the effects of online shopping and other uses of technology on our retail tenants;

•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;

•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;

•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any disposition of assets;

•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio;

•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and

•	potential dilution from any capital raising transactions or other equity issuances.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2019, our consolidated debt portfolio consisted of $985.8 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 4.09% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 4.09%. As of March 31, 2019, $162.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 3.79%.

Our mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.19% at March 31, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.74% at March 31, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.34% at March 31, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate (1)	Principal Payments		Weighted Average Interest Rate (1)
2019	$12,338	4.17%	$1,260		4.49%
2020	43,926	5.02%	1,680	(2)	4.49%
2021	17,173	4.11%	440,902	(2)	4.19%
2022	304,044	3.97%	228,912	(2)	3.89%
2023 and thereafter	350,233	4.24%	300,000		4.09%
_________________________

(1)	Based on the weighted average interest rates in effect as of March 31, 2019.

(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 4.09% as of March 31, 2019.

As of March 31, 2019, we had $972.8 million of variable rate debt. Also, as of March 31, 2019, we had entered into interest rate swap agreements with an aggregate weighted average interest rate of 1.84% on a notional amount of $696.9 million maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with effective dates from January 2019 to June 2020, and maturity dates in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2019 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $46.2 million at March 31, 2019. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $47.2 million at March 31, 2019. Based on the variable rate debt included in our debt portfolio at March 31, 2019, a 100 basis point increase in interest rates would have resulted in an additional $2.8 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $2.8 million annually.

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

Because the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, and have concluded as follows:

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2019 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	—	$—	—	$—
February 1 - February 28, 2019	85,839	6.81	—	—
March 1 - March 31, 2019	8,164	5.88	—	—
Total	94,003	$6.73	—	$—

ITEM 6.  EXHIBITS.

10.1*+	2019-2021 Equity Award Program.

10.2*+	2019-2021 Equity Award Template.

10.3*+	Form of Restricted Share and Outperformance Unit Award Agreement.

10.4*+	Form of Restricted Share Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract, compensatory plan or arrangement

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 7, 2019
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer