Form 10-Q
period 2019-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2019-08-02
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 29, 2019, 77,549,217 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(in thousands, except per share amounts)	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,069,397	$3,063,531
Construction in progress	150,808	115,182
Land held for development	5,881	5,881
Total investments in real estate	3,226,086	3,184,594
Accumulated depreciation	(1,177,549)	(1,118,582)
Net investments in real estate	2,048,537	2,066,012
INVESTMENTS IN PARTNERSHIPS, at equity:	153,318	131,124
OTHER ASSETS:
Cash and cash equivalents	15,227	18,084
Tenant and other receivables, net	34,151	38,914
Intangible assets (net of accumulated amortization of $17,449 and $15,543 at June 30, 2019 and December 31, 2018, respectively)	15,963	17,868
Deferred costs and other assets, net	98,255	110,805
Assets held for sale	9,482	22,307
Total assets	$2,374,933	$2,405,114
LIABILITIES:
Mortgage loans payable, net	$981,521	$1,047,906
Term Loans, net	547,643	547,289
Revolving Facilities	182,000	65,000
Tenants’ deposits and deferred rent	9,243	15,400
Distributions in excess of partnership investments	89,652	92,057
Fair value of derivative liabilities	13,577	3,010
Accrued expenses and other liabilities	88,447	87,901
Total liabilities	1,912,083	1,858,563
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 77,547 shares issued and outstanding at June 30, 2019 and 70,495 shares issued and outstanding at December 31, 2018	77,547	70,495
Capital contributed in excess of par	1,763,798	1,671,042
Accumulated other comprehensive (loss) income	(11,875)	5,408
Distributions in excess of net income	(1,371,499)	(1,306,318)
Total equity—Pennsylvania Real Estate Investment Trust	458,125	440,781
Noncontrolling interest	4,725	105,770
Total equity	462,850	546,551
Total liabilities and equity	$2,374,933	$2,405,114

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
REVENUE:
Real estate revenue:
Lease revenue	$73,744	$83,453	$150,358	$161,451
Expense reimbursements	4,916	5,395	9,978	10,629
Other real estate revenue	2,417	2,274	5,417	4,435
Total real estate revenue	81,077	91,122	165,753	176,515
Other income	315	851	942	1,740
Total revenue	81,392	91,973	166,695	178,255
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(28,168)	(27,347)	(57,571)	(56,743)
Utilities	(3,681)	(3,804)	(7,341)	(7,713)
Other property operating expenses	(1,913)	(2,908)	(3,979)	(6,308)
Total property operating expenses	(33,762)	(34,059)	(68,891)	(70,764)
Depreciation and amortization	(31,946)	(33,356)	(66,849)	(67,386)
General and administrative expenses	(11,609)	(9,396)	(22,814)	(19,528)
Provision for employee separation expenses	(141)	(395)	(860)	(395)
Insurance recoveries, net	1,852	-	1,616	-
Project costs and other expenses	(130)	(139)	(187)	(251)
Total operating expenses	(75,736)	(77,345)	(157,985)	(158,324)
Interest expense, net	(15,554)	(15,982)	(31,452)	(30,883)
Loss on debt extinguishment	-	-	(4,768)	-
Impairment of assets	-	(34,286)	-	(34,286)
Impairment of development land parcel	-	-	(1,464)	-
Total expenses	(91,290)	(127,613)	(195,669)	(223,493)
Loss before equity in income of partnerships, gain on sales of real estate by equity method investee, gain on sales of real estate, net, and adjustment to gain on sales of interests in non operating real estate	(9,898)	(35,640)	(28,974)	(45,238)
Equity in income of partnerships	2,316	2,571	4,605	5,709
Gain (adjustment to gain) on sales of real estate by equity method investee	(11)	-	553	2,773
Gain on sales of real estate, net	1,513	748	1,513	748
Adjustment to gain on sales of interests in non operating real estate	-	-	-	(25)
Net loss	(6,080)	(32,321)	(22,303)	(36,033)
Less: net loss attributable to noncontrolling interest	329	4,119	2,017	5,231
Net loss attributable to PREIT	(5,751)	(28,202)	(20,286)	(30,802)
Less: preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss attributable to PREIT common shareholders	$(12,595)	$(35,046)	$(33,974)	$(44,490)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(6,080)	$(32,321)	$(22,303)	$(36,033)
Noncontrolling interest	329	4,119	2,017	5,231
Preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Dividends on unvested restricted shares	(224)	(138)	(441)	(276)
Net loss used to calculate loss per share—basic and diluted	$(12,819)	$(35,184)	$(34,415)	$(44,766)
Basic and diluted loss per share:	$(0.17)	$(0.50)	$(0.47)	$(0.64)

(in thousands of shares)
Weighted average shares outstanding—basic	76,405	69,747	73,896	69,675
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	76,405	69,747	73,896	69,675

(1)

The Company had net losses used to calculate earnings per share for all periods presented. Therefore, the effects of common share equivalents of 683 and 367 for the three months ended June 30, 2019 and 2018, respectively, and 595 and 340 for the six months ended June 30, 2019 and 2018, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Comprehensive (loss) income:
Net loss	$(6,080)	$(32,321)	$(22,303)	$(36,033)
Unrealized (loss) gain on derivatives	(11,723)	2,929	(18,231)	7,757
Amortization of settled swaps	76	264	78	539
Total comprehensive (loss) income	(17,727)	(29,128)	(40,456)	(27,737)
Less: comprehensive loss attributable to noncontrolling interest	634	3,780	2,887	4,350
Comprehensive (loss) income attributable to PREIT	$(17,093)	$(25,348)	$(37,569)	$(23,387)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF EQUITY

Three and Six Months Ended

June 30, 2019

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Income	in Excess of Net Income	controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—	—	—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833
Net loss	(6,080)	—	—	—	—	—	—	(5,751)	(329)
Other comprehensive loss	(11,647)	—	—	—	—	—	(11,342)	—	(305)
Shares issued under employee compensation plans, net of shares retired	337	—	—	—	164	173	—	—	—
Amortization of deferred compensation	1,889	—	—	—	—	1,889	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,278)	—	—	—	—	—	—	(16,278)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(464)	—	—	—	—	—	—	—	(464)
Other changes in noncontrolling interest, net	(10)	—	—	—	—	—	—	—	(10)
Balance June 30, 2019	$462,850	$35	$69	$50	$77,547	$1,763,798	$(11,875)	$(1,371,499)	$4,725

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF EQUITY

Three and Six Months Ended

June 30, 2018

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Income	in Excess of Net Income	controlling interest
Balance January 1, 2018	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,109,469)	$129,131
Net loss	(3,712)	—	—	—	—	—	—	(2,601)	(1,111)
Other comprehensive income	5,103	—	—		—	—	4,562	—	541
Shares issued under employee compensation plans, net of shares retired	(195)	—	—	—	370	(565)	—	—	—
Amortization of deferred compensation	1,924	—	—	—	—	1,924	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,766)	—	—	—	—	—	—	(14,766)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance March 31, 2018	$740,764	$35	$69	$50	$70,353	$1,665,325	$11,788	$(1,133,680)	$126,824
Net loss	(32,321)	—	—	—	—	—	—	(28,202)	(4,119)
Other comprehensive income	3,193	—	—	—	—	—	2,854	—	339
Shares issued under employee compensation plans, net of shares retired	363	—	—	—	97	266	—	—	—
Amortization of deferred compensation	1,711	—	—	—	—	1,711	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,787)	—	—	—	—	—	—	(14,787)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:	—	—	—	—	—	—	—	—	—
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance June 30, 2018	$690,342	$35	$69	$50	$70,450	$1,667,302	$14,642	$(1,183,513)	$121,307

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2019	2018
Cash flows from operating activities:
Net loss	$(22,303)	$(36,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	60,862	61,606
Amortization	8,558	7,134
Straight-line rent adjustments	(1,551)	(1,132)
Provision for doubtful accounts	—	1,747
Non-cash lease termination revenue	—	(4,200)
Amortization of deferred compensation	3,811	3,635
Loss on debt extinguishment	4,768	—
(Gains) losses on sales of interests in real estate, net	(1,513)	(748)
Adjustment to gains on sales of interests in non operating real estate	—	25
Equity in income of partnerships	(4,605)	(5,709)
Gain on sale of real estate by equity method investee	(553)	(2,773)
Cash distributions from partnerships	14,912	3,815
Impairment of assets	1,464	34,286
Change in assets and liabilities:
Net change in other assets	5,482	9,041
Net change in other liabilities	(6,984)	4,412
Net cash provided by operating activities	62,348	75,106
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(11,400)
Distribution of financing proceeds from equity method investee	—	123,000
Cash proceeds from sales of real estate	34,080	1,636
Cash proceeds from sale of mortgage	8,000	—
Cash distributions from partnerships of proceeds from real estate sold	879	19,727
Proceeds from insurance claims related to damage to real estate assets	4,475	—
Investments in partnerships	(35,222)	(31,411)
Investments in real estate improvements	(13,913)	(17,187)
Additions to construction in progress	(63,831)	(22,373)
Capitalized leasing costs	(476)	(8,941)
Additions to leasehold improvements and corporate fixed assets	(242)	(31)
Net cash (used in) provided by investing activities	(66,250)	53,020
Cash flows from financing activities:
(Repayments of) proceeds from mortgage loans and finance lease liabilities	(63,599)	10,185
Net borrowings (repayments) under revolving facility	117,000	(53,000)
Dividends paid to common shareholders	(31,208)	(29,553)
Dividends paid to preferred shareholders	(13,688)	(13,688)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(2,162)	(3,474)
Principal installments on mortgage loans	(8,286)	(9,433)
Payment of deferred financing costs	(78)	(6,514)
Value of shares of beneficial interest issued	642	846
Value of shares retired under equity incentive plans, net of shares issued	(632)	(678)
Net cash (used in) financing activities	(2,011)	(105,309)
Net change in cash, cash equivalents, and restricted cash	(5,913)	22,817
Cash, cash equivalents, and restricted cash, beginning of period	32,445	33,953
Cash, cash equivalents, and restricted cash, end of period	$26,532	$56,770

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 27 properties operating in nine states, including 21 shopping malls, four other retail properties and two development or redevelopment properties. We have one property under redevelopment classified as “retail” (redevelopment of The Gallery at Market East into Fashion District Philadelphia (“Fashion District Philadelphia”)). One other property in our portfolio is classified as under development; however, we do not currently have any activity occurring at this property. We also have one undeveloped land parcel located in Gainesville, Florida, a portion of which was sold in March 2019 and the remaining portion of which was classified as held for sale as of June 30, 2019.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2019, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5 to our unaudited consolidated financial statements), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2019, the total amount that would have been distributed would have been $13.1 million, which is calculated using our June 28, 2019 (which was the last trading day in the second quarter of 2019) closing price on the New York Stock Exchange of $6.50 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of June 30, 2019.

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

Lease accounting related

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

The adoption of this standard had the following effects on our financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019:

As of January 1, 2019, for leases under which the Company is a lessee, we recorded a right-of-use (“ROU”) asset of $24.6 million and corresponding lease liability for all leases previously accounted for as operating leases under ASC 840. The Company also derecognized an unfavorable ground lease liability of $5.5 million and reduced the corresponding ROU asset by the same amount. As of June 30, 2019, the ROU asset was $17.7 million and is included in deferred costs and other assets, net and the lease liability was $23.7 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Effective January 1, 2019, we changed our fixed CAM revenue recognition to be recognized prospectively on a straight-line basis. In the three and six months ended June 30, 2019, $0.7 million and $1.3 million, respectively, of such revenues were recognized and are included within lease revenue in the accompanying consolidated statements of operations; previously, such amounts were recognized as billed in accordance with the terms of the respective leases.

We review the collectability of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including its operating performance. For any tenant receivable balances deemed to be uncollectible, under ASC 842 we record an offset for credit losses directly to Lease revenue in the consolidated statement of operations. Previously, under ASC 840, uncollectible tenants’ receivables were reported in Other property operating expenses in the consolidated statement of operations.

For leases under which the Company is a lessor, certain internal leasing and legal costs that were previously capitalized under ASC 840 are now recorded as period costs under ASC 842. For the three and six months ended June 30, 2018, we capitalized $1.5 million and $2.7 million of internal leasing and legal salaries and benefits, respectively. No such costs were capitalized for the three and six months ended June 30, 2019. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

Other accounting

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and subsequently issued amendments to the initial and transitional guidance within ASU 2018-19, ASU 2019-04 and ASU 2019-05 between November 2018 and May 2019. ASU 2016-13 introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. We will adopt this new standard on January 1, 2020. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

Immaterial error correction

The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 include the impact of correcting a computational error by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest by $0.7 million for the three months ended June 30, 2018 and by $1.4 million for the six months ended June 30, 2018. The adjustments also decreased the amount of loss (and comprehensive loss) attributable to PREIT and PREIT common shareholders by the same amount. The adjustments also decreased the amount of basic and diluted loss per share by $0.01 for the three months ended June 30, 2018 and by $0.02 for the six months ended June 30. 2018.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2019 and December 31, 2018 were comprised of the following:

(in thousands of dollars)	As of June 30, 2019	As of December 31, 2018
Buildings, improvements and construction in progress	$2,761,444	$2,719,400
Land, including land held for development	464,642	465,194
Total investments in real estate	3,226,086	3,184,594
Accumulated depreciation	(1,177,549)	(1,118,582)
Net investments in real estate	$2,048,537	$2,066,012

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Development/Redevelopment Activities:
Interest (1)	$2,325	$1,281	$4,329	$2,907
Compensation	336	277	688	715
Real estate taxes	345	216	421	380
Leasing Activities:
Compensation, including commissions (2)	156	1,769	476	3,941

(1)	Includes interest capitalized on investments in partnerships under development.
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

Dispositions

In March 2019, we entered into an agreement of sale with a buyer to sell an undeveloped land parcel located in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into two parcels. The first parcel was sold in March 2019 for $5.0 million. The transaction with respect to the remaining parcel is expected to close in the second half of 2019. In connection with these transactions, we recorded losses on impairment of assets of $1.5 million. The remaining land parcel was classified as held for sale in our consolidated balance sheet as of June 30, 2019.

In April 2019, we sold an undeveloped land parcel located in New Garden Township, Pennsylvania, for total consideration of $11.0 million, consisting of $8.25 million in cash and $2.75 million of preferred stock. We ascribed no value for accounting purposes to the preferred shares as they are not tradeable, cannot be transferred or sold and have no redemption feature. Up to $1.25 million of the cash consideration received is subject to claw-back if the buyer does not receive entitlements for a stipulated number of housing units, which has been recorded as a liability in our consolidated balance sheet. In connection with this sale, we recorded a gain of $0.2 million.

In April 2019, we sold a Whole Foods store located on a parcel adjacent to Exton Square Mall for total consideration of $22.1 million. In connection with this sale, we recorded a gain of $1.3 million.

In July 2019, we sold an outparcel located at Valley View Mall in La Crosse, Wisconsin for total consideration of $1.4 million.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2019 and December 31, 2018:

(in thousands of dollars)	June 30, 2019	December 31, 2018
ASSETS:
Investments in real estate, at cost:
Operating properties	$587,779	$575,149
Construction in progress	444,080	420,771
Total investments in real estate	1,031,859	995,920
Accumulated depreciation	(219,159)	(212,574)
Net investments in real estate	812,700	783,346
Cash and cash equivalents	29,431	20,446
Deferred costs and other assets, net	33,099	30,549
Total assets	875,230	834,341
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	503,068	507,090
FDP Term Loan, net	248,159	247,901
Other liabilities	34,875	34,463
Total liabilities	786,102	789,454
Net investment	$89,128	$44,887
Partners’ share	42,837	21,583
PREIT’s share	46,291	23,304
Excess investment(1)	17,375	15,763
Net investments and advances	$63,666	$39,067
Reconciliation to comparable GAAP balance sheet item:
Investment in partnerships, at equity	$153,318	$131,124
Distributions in excess of partnership investments	(89,652)	(92,057)
Net investment	$63,666	$39,067

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Real estate revenue	$23,443	$23,890	$46,894	$49,901
Operating expenses:
Property operating and other expenses	(7,543)	(7,524)	(15,527)	(15,705)
Interest expense(1)	(5,843)	(5,834)	(11,651)	(11,568)
Depreciation and amortization	(4,705)	(4,880)	(9,358)	(9,869)
Total expenses	(18,091)	(18,238)	(36,536)	(37,142)
Net income	5,352	5,652	10,358	12,759
Partners’ share	(2,900)	(3,089)	(5,587)	(6,991)
PREIT’s share	2,452	2,563	4,771	5,768
Amortization of and adjustments to excess investment, net	(136)	8	(166)	(59)
Equity in income of partnerships	$2,316	$2,571	$4,605	$5,709
(1) Net of capitalized interest expense of $1,479 and $1,302 for the three months ended June 30, 2019 and 2018, and $2,951 and $1,921 for the six months ended June 30, 2019 and 2018, respectively.

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

Term Loan

In January 2018, our Fashion District Philadelphia redevelopment project joint venture entity entered into a $250.0 million term loan (the “FDP Term Loan”). We and our partner in the project, The Macerich Company (“Macerich”), each own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018. In July 2019, the FDP Term Loan was modified to increase the total potential borrowings from $250.0 million to $350.0 million. $26.0 million was drawn in July 2019, and we received an aggregate $12.5 million as a distribution of our share of the draw in July 2019.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”). The financial information of LVA is included in the amounts above. Summarized balance sheet information as of June 30, 2019 and December 31, 2018, and summarized statement of operations information for the three and six months ended June 30, 2019 and 2018 for this entity, which is accounted for using the equity method, are as follows:

(in thousands of dollars)	June 30, 2019	December 31, 2018
Summarized balance sheet information
Total assets	$53,218	$52,255
Mortgage loan payable, net	193,717	196,328

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Summarized statement of operations information
Revenue	$8,184	$8,472	$16,583	$17,604
Property operating expenses	(1,887)	(2,124)	(4,213)	(4,529)
Interest expense	(2,019)	(2,052)	(4,028)	(4,097)
Net income	3,471	3,616	6,709	7,642
PREIT’s share of equity in income of partnership	1,736	1,808	3,355	3,821

4. FINANCING ACTIVITY

Credit Agreements

As of June 30, 2019, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $400 million 2018 Revolving Facility, and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

As of June 30, 2019, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and $182.0 million was borrowed under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2018 is net of $2.4 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to the Unencumbered Debt Yield covenant (as described below), the maximum unsecured amount that was available for us to borrow under the 2018 Revolving Facility as of June 30, 2019 was $123.6 million.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the Credit Agreements. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.30% as of June 30, 2019, which is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans	Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans	Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%	0.20%	1.35%	0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	0.25%	1.45%	0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00 (1)	1.30%	0.30%	1.60%	0.60%
4	Equal to or greater than 0.550 to 1.00	1.55%	0.55%	1.90%	0.90%

(1)	The rates in effect under the Credit Agreements were based upon the Level 3 Ratio of Total Liabilities to Gross Asset Value as of June 30, 2019.

The Credit Agreements contain certain affirmative and negative covenants, including, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after June 30, 2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.60:1, provided that it will not be a Default if the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (4) minimum Unencumbered Debt Yield of (a) 11.0% through and including June 30, 2020, (b) 11.25% any time after June 30, 2020 through and including June 30, 2021, and (c) 11.50% any time thereafter; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO), and (ii) 110% of REIT taxable income for a fiscal year. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets, and enter into transactions with affiliates. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of June 30, 2019, the Borrower was in compliance with all financial covenants in the Credit Agreements.

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

Interest expense, deferred financing fee amortization and accelerated financing costs, if any, related to the Credit Agreements for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Revolving Facilities(1)
Interest expense	$1,827	$248	$3,061	$613
Deferred financing amortization	274	304	548	504
Term Loans(2)
Interest expense	5,127	4,499	10,265	8,785
Deferred financing amortization	190	190	379	381
Accelerated financing costs	-	363	-	363

(1)	Includes the 2018 Revolving Facility and the 2013 Revolving Facility (collectively, the “Revolving Facilities”). The 2013 Revolving Facility was replaced by the 2018 Revolving Facility in May 2018.
(2)

Includes the 2018 Term Loan Facility, the 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan. The 2014 5-Year Term Loan and the 2015 5-Year Term Loan were replaced by the 2018 Term Loan Facility in May 2018.

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$981.5	$955.8	$1,047.9	$1,002.3

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $2.5 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively.

The mortgage loans contain various customary default provisions. As of June 30, 2019, we were in default on the mortgage loan secured by Wyoming Valley Mall as described below.

Mortgage Loan Activity

In March 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.1 million as of June 30, 2019. Our subsidiary that is the borrower under the loan also received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We have entered into an agreement with the lender to jointly market the property for sale for a stipulated period of time. If the property is not sold, we expect to convey the property to the lender by deed in lieu of foreclosure; however, we make no assurances that such a transaction will be completed.

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

5. CASH FLOW INFORMATION

Cash paid for interest was $26.9 million (net of capitalized interest of $4.3 million) and $28.9 million (net of capitalized interest of $2.9 million) for the six months ended June 30, 2019 and 2018, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $150.0 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively. Aggregate paydowns were $33.0 million and $53.0 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued construction costs decreased by $15.5 million in the six months ended June 30, 2019 and decreased by $4.6 million in the six months ended June 30, 2018, representing non-cash changes in construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of June 30, 2019 and 2018.

	June 30,
(in thousands of dollars)	2019	2018
Cash and cash equivalents	$15,227	$42,198
Restricted cash included in other assets	11,305	14,572
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,532	$56,770

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $118.5 million, including $61.0 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of June 30, 2019, we expect to meet this obligation.

Provision for Employee Separation Expenses

In 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.1 and $0.9 million of employee separation expense in the three and six months ended June 30, 2019, respectively, compared to $0.4 million and $0.4 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had $0.8 million of severance accrued and unpaid related to activities related to the termination of employment of employees.

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

During the three and six months ended June 30, 2019, we recorded net recoveries of approximately $1.9 million and $1.6 million, respectively. These net recoveries relate to remediation expenses.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of June 30, 2019, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that less than $0.1 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts, however, could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of June 30, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $796.5 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020, and a maturity date in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at June 30, 2019 and December 31, 2018 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at June 30, 2019 (in millions of dollars)	Aggregate Fair Value at June 30, 2019(1) (in millions of dollars)	Aggregate Fair Value at December 31, 2018 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$100.0	$0.6	$1.9	1.23%
2021	496.5	(0.6)	8.1	1.65%
2022	—	—	—	—%
2023	200.0	(7.9)	(2.0)	2.67%
Forward Starting Swaps
2023	100.0	(3.3)	(1.0)	2.75%
Total	$896.5	$(11.2)	$7.0	1.95%

(1)

As of June 30, 2019 and December 31, 2018, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(10.5)	$3.8	$(1.2)	$(0.6)	$(15.8)	$8.9	$(2.3)	$(0.6)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2019	2018	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(15.6)	$(16.0)	$(31.5)	$(30.9)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1.2)	$(0.6)	$(2.3)	$(0.6)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2019, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2019, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.6 million. If we had breached any of the default provisions in these agreements as of June 30, 2019, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $14.0 million. We had not breached any of these provisions as of June 30, 2019.

8. LEASES

As discussed in Note 1, we adopted the new lease accounting standard effective January 1, 2019.

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of June 30, 2019, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$187	$—	$—	$187	$375	$—	$—	$375
Interest on lease liabilities	74	—	—	74	150	—	—	150
Operating lease costs	—	436	549	985	—	875	1,091	1,966
Variable lease costs	—	41	23	64	—	82	68	150
Total lease costs	$261	$477	$572	$1,310	$525	$957	$1,159	$2,641

Other information related to leases as of and for the six months ended June 30, 2019 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$150
Operating cash flows used for operating leases	$1,186
Financing cash flows used for finance leases	$312
Weighted average remaining lease term-finance leases (months)	105
Weighted average remaining lease term-operating leases (months)	346
Weighted average discount rate-finance leases	4.41%
Weighted average discount rate-operating leases	6.63%

Future payments against lease liabilities as of June 30, 2019 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
July 1 to December 31, 2019	$463	$1,479	$1,942
2020	925	2,003	2,928
2021	925	1,928	2,853
2022	925	1,646	2,571
2023	925	1,606	2,531
Thereafter	3,923	48,437	52,360
Total undiscounted lease payments	8,086	57,099	65,185
Less imputed interest	(1,386)	(33,394)	(34,780)
Total lease liabilities	$6,700	$23,705	$30,405

Future minimum lease payments under these agreements as of December 31, 2018 were as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2019	$925	$3,007	$3,932
2020	925	1,845	2,770
2021	925	1,856	2,781
2022	925	1,673	2,598
2023	925	1,593	2,518
Thereafter	3,923	33,959	37,882
	$8,548	$43,933	$52,481

As Lessor

As of June 30, 2019, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
July 1 to December 31, 2019	$110,415
2020	207,929
2021	191,280
2022	171,463
2023	151,535
Thereafter	513,061
$1,345,683

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2018.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 27 retail properties, of which 25 are operating properties and two are development or redevelopment properties. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.0 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.6 million square feet at these properties (excluding space owned by anchors or third parties).

There are 19 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.9 million square feet, of which we own 12.9 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.1 million square feet, of which 2.8 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Wyoming Valley Mall, and Valley View Mall, and also include Fashion District Philadelphia, which is currently under redevelopment. We also have one undeveloped land parcel located in Gainesville, Florida, a portion of which was sold in March 2019.

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

Net loss for the three months ended June 30, 2019 was $6.1 million, a decreased loss of $26.2 million compared to a net loss of $32.3 million for the three months ended June 30, 2018. This decreased loss primarily reflected an impairment of assets of $34.3 million for the three months ended June 30, 2018, which was not repeated in 2019, and which was partially offset by: (a) a $6.9 million decrease in lease termination revenues; (b) a $1.5 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; and (c) a $2.0 million decrease in non-Same Store NOI.

Net loss for the six months ended June 30, 2019 was $22.3 million, a decreased loss of $13.7 million compared to a net loss of $36.0 million for the six months ended June 30, 2018. This decreased loss primarily reflected an impairment of assets of $34.3 million for the six months ended June 30, 2018, which was not repeated in 2019, and which was partially offset by: (a) a $6.7 million decrease in lease termination revenues; (b) a loss on debt extinguishment of $4.8 million incurred in connection with the defeasance of a mortgage loan recorded in the first quarter of 2019; (c) an asset impairment of $1.5 million on an undeveloped land parcel recorded in the first quarter of 2019; (d) a $2.2 million decrease in gains on sale of real estate by equity method investees; (e) a $2.7 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (f) a $0.5 million increase in employee separation expenses; (g) $0.4 million of dilution from asset sales; (h) a $3.3 million decrease in non-Same Store NOI; and (i) a $0.6 million increase in interest expense.

See “Non-GAAP Supplemental Financial Measures” below for more information about our use of non-Same Store NOI, a non-GAAP measure.

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

Though we expect certain redevelopment projects to open in the fall of 2019, we also have tenants who continue to face significant challenges, and we are in active discussions to restructure certain leasing arrangements through, among other things, downsizing and rent relief, which is expected to impact our results.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2019 (Six Months)
Consolidated properties	7	63	217,377	$8,758	61	200,494	$8,461
Unconsolidated properties	4	9	29,365	945	7	26,399	840
Total	7	72	246,742	$9,703	68	226,893	$9,301
2018 (Full Year)
Consolidated properties	10	43	1,221,433	$7,072	5	267,715	$1,601
Unconsolidated properties	3	5	14,977	402	—	—	—
Total	10	48	1,236,410	$7,474	5	267,715	$1,601

(1)	Totals represent number of unique tenants.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2019.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations and have implemented our ongoing anchor replacement program. In December 2016, we acquired the Sears property at Woodland Mall and in 2017 we recaptured the Sears premises at Capital City Mall and Magnolia Mall (we have since re-leased the Capital City Mall and Magnolia Mall spaces). Also in 2017, we purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations and we re-leased all of these former Macy’s stores. The replacement tenant for Macy’s at Valley View Mall filed for bankruptcy and subsequently closed that store. We terminated the lease of the Sears store at Dartmouth Mall effective in 2019 and have entered into a lease for a replacement tenant. We have entered into a ground lease for the land associated with the Macy’s store located at Plymouth Meeting Mall and have executed leases with five replacement tenants for that location.

The table below sets forth information related to our anchor replacement program:

Property	Former Anchors	GLA (in '000's)	Date Closed	Decommission Date	Replacement Tenant(s)	GLA (in '000's)	Actual/Targeted Occupancy Date
Completed:

Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
Woodland Mall	Sears	313	Q2 17	Q2 17	REI	20	Q2 19

In progress:
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	41	Q4 19
					Dick's Sporting Goods	58	Q4 19
					Edge Fitness	38	Q4 19
					Michael's	26	Q1 20
					Miller's Ale House	7	Q4 19
Valley Mall	Sears	123	Q3 17	Q2 18	Dick's Sporting Goods	57	Q1 20
Moorestown Mall	Macy's	see above			Michael's	25	Q1 20
Woodland Mall	Sears	see above			Von Maur	87	Q4 19
					Urban Outfitters	8	Q4 19
					Black Rock Bar & Grill	9	Q3 19
					Restaurants and small shops	13	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Studio Movie Grill	51	Q1 20
					Yard House	8	Q4 19
					Restaurant and entertainment space	36	Q4 19
Dartmouth Mall	Sears	108	Q3 19	Q3 19	Burlington	44	Q2 20

(1)	Property is subject to a ground lease.

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $150.8 million as of June 30, 2019.

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

In January 2018, our Fashion District Philadelphia redevelopment project joint venture entity entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich have secured the FDP Term Loan by pledging their respective equity interests in the entities that own the Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate of $123.0 million as a distribution of our share of the draws.

In July 2019, the FDP Term Loan was modified to increase the total potential borrowings under the FDP Term Loan from $250.0 million to $350.0 million. In July 2019, $26.0 million was drawn and we received an aggregate of $12.5 million as a distribution for our share of the draw in July 2019. As of July 31, 2019, lender commitments have not been received for the remaining $74.0 million available under the FDP Term Loan.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2019 and 2018:

	Occupancy(1) at June 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)
	2019	2018	2019	2018	2019	2018
Retail portfolio weighted average:
Total excluding anchors	89.0%	90.3%	89.8%	92.5%	89.2%	90.8%
Total including anchors	90.3%	92.7%	91.7%	93.9%	90.6%	92.9%
Core Malls weighted average:(3)
Total excluding anchors	90.4%	91.6%	86.3%	92.3%	89.9%	91.7%
Total including anchors	94.0%	93.5%	90.6%	94.8%	93.7%	93.7%

(1)

Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Fashion District Philadelphia is excluded for 2019 and 2018 because the property is currently partially closed and undergoing major reconstruction.

(2)

We own a 25% to 50% interest in each of our unconsolidated properties, and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Non-GAAP Supplemental Financial Measures" for further details on our ownership interests in our unconsolidated properties.

(3)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, Wyoming Valley Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2019:

		Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	38	80,837	5.1	$40.38					$10.99
	Unconsolidated(4)	4	15,346	3.7	46.19					-
Total Under 10k sf		42	96,183	4.9	$41.31	n/a	n/a	n/a	n/a	$9.66

Over 10k sf	Consolidated	1	12,147	10.0	$38.79	n/a	n/a	n/a	n/a	$-
Total New Leases		43	108,330	5.4	$41.02	n/a	n/a	n/a	n/a	$7.67

Renewal Leases
Under 10k sf	Consolidated	26	51,466	2.8	$54.23	$52.16	$2.07	4.0%	9.8%	$2.76
	Unconsolidated(4)	5	21,576	3.9	58.89	67.58	(8.69)	(12.9%)	(1.6%)	3.34
Total Under 10k sf		31	73,042	3.1	$55.61	$56.71	$(1.11)	(2.0%)	5.6%	$2.98

Over 10k sf	Consolidated	2	52,012	5.0	$10.31	$9.53	$0.78	8.2%	9.5%
Total Fixed Rent		33	125,054	3.9	$36.77	$37.09	$(0.32)	(0.9%)	6.1%	$1.39
Percentage in Lieu	Consolidated	8	24,855	1.5	$25.40	$50.30	$(24.90)	(49.5%)	n/a	$-
Total Renewal Leases		41	149,909	3.5	$34.88	$39.28	$(4.40)	(11.2%)	6.1%	$1.29
Total Non Anchor		84	258,239	4.3	$37.46

Anchor
New Leases		-	-	-	$-	n/a	n/a	n/a	n/a	n/a
Renewal Leases	Consolidated	-	-	-	-	n/a	n/a	n/a	n/a	n/a
Total		-	-	-	$-

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
(4)

We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2019:

		Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	57	151,548	7.0	$41.13					$13.64
	Unconsolidated(4)	5	20,846	5.7	47.17					12.75
Total Under 10k sf		62	172,394	6.8	$41.86	n/a	n/a	n/a	n/a	$13.55

Over 10k sf	Consolidated	2	32,238	9.4	19.73	n/a	n/a	n/a	n/a	-
Total New Leases		64	204,632	7.2	$38.37	n/a	n/a	n/a	n/a	$10.81

Renewal Leases
Under 10k sf	Consolidated	52	115,299	3.2	$57.11	$54.69	$2.42	4.4%	4.7%	$2.64
	Unconsolidated(4)	8	25,301	3.6	60.93	67.99	(7.06)	(10.4%)	(0.7%)	3.12
Total Under 10k sf		60	140,600	3.3	$57.80	$57.08	$0.71	1.3%	3.5%	$2.74

Over 10k sf	Consolidated	6	132,171	4.9	$12.94	$12.25	$0.69	5.6%	6.3%	$0.66
Total Fixed Rent		66	272,771	4.0	$36.06	$35.36	$0.70	2.0%	4.0%	$1.52
Percentage in Lieu	Consolidated	40	145,682	1.8	$29.87	$44.83	$(14.96)	(33.4%)	n/a	$-
Total Renewal Leases		106	418,453	3.3	$33.91	$38.66	$(4.75)	(12.3%)	4.0%	$1.23
Total Non Anchor		170	623,085	4.6	$35.38

Anchor
New Leases		1	43,840	10.4	$16.50	n/a	n/a	n/a	n/a	$11.62
Renewal Leases	Consolidated	6	629,743	3.8	3.48	$4.26	$(0.78)	(18.3%)	n/a	$-
Total		7	673,583	4.2	$4.33

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
(4)

We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

Overview

Net loss for the three months ended June 30, 2019 was $6.1 million, a decreased loss of $26.2 million compared to a net loss of $32.3 million for the three months ended June 30, 2018. This decreased loss primarily reflected an impairment of assets of $34.3 million for the three months ended June 30, 2018, which was not repeated in 2019, and which was partially offset by: (a) a $6.9 million decrease in lease termination revenues; (b) a $1.5 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; and (c) a $2.0 million decrease in non-Same Store NOI.

Net loss for the six months ended June 30, 2019 was $22.3 million, a decreased loss of $13.7 million compared to a net loss of $36.0 million for the six months ended June 30, 2018. This decreased loss primarily reflected an impairment of assets of $34.3 million for the six months ended June 30, 2018, which was not repeated in 2019, and which was partially offset by: (a) a $6.7 million decrease in lease termination revenues (b) a loss on debt extinguishment of $4.8 million incurred in connection with the defeasance of a mortgage loan recorded in the first quarter of 2019; (c) an asset impairment of $1.5 million on an undeveloped land parcel recorded in the first quarter of 2019; (d) a $2.2 million decrease in gains on sale of real estate by equity method investees; (e) a $2.7 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (f) a $0.5 million increase in employee separation expenses; (g) $0.4 million of dilution from asset sales; (h) a $3.3 million decrease in non-Same Store NOI; and (i) a $0.6 million increase in interest expense.

See “Non-GAAP Supplemental Financial Measures—Net Operating Income” for the definition and additional discussion about Net Operating Income, a non-GAAP measure.

The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		% Change 2018 to 2019	Six Months Ended June 30,		% Change 2018 to 2019
(in thousands of dollars)	2019	2018		2019	2018
Real estate revenue	$81,077	$91,122	(11)%	$165,753	$176,515	(6)%
Property operating expenses	(33,762)	(34,059)	(1)%	(68,891)	(70,764)	(3)%
Other income	315	851	(63)%	942	1,740	(46)%
Depreciation and amortization	(31,946)	(33,356)	(4)%	(66,849)	(67,386)	(1)%
General and administrative expenses	(11,609)	(9,396)	24%	(22,814)	(19,528)	17%
Provision for employee separation expenses	(141)	(395)	(64)%	(860)	(395)	118%
Insurance recoveries, net	1,852	-	0%	1,616	-	0%
Project costs and other expenses	(130)	(139)	(6)%	(187)	(251)	(25)%
Interest expense, net	(15,554)	(15,982)	(3)%	(31,452)	(30,883)	2%
Loss on debt extinguishment	-	-	0%	(4,768)	-	0%
Impairment of assets	-	(34,286)	(100)%	-	(34,286)	(100)%
Impairment of development land parcel	-	-	0%	(1,464)	-	0%
Equity in income of partnerships	2,316	2,571	(10)%	4,605	5,709	(19)%
Gain (loss) on sales of real estate by equity method investee	(11)	-	0%	553	2,773	(80)%
Gain on sales of real estate, net	1,513	748	102%	1,513	748	102%
Adjustment to gain on sales of interests in non operating real estate	—	—	0%	—	(25)	(100)%
Net loss	$(6,080)	$(32,321)	(81)%	$(22,303)	$(36,033)	(38)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real estate revenue

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”) and related guidance using the optional transition method and elected to apply the provisions of the standard as of the adoption date rather than the earliest date presented. Prior period amounts were not restated. Since we adopted the practical expedient in ASC 842, which allows us to avoid separating lease (minimum rent) and non-lease rental income (common area maintenance and real estate tax reimbursements), all rental income earned pursuant to tenant leases is reflected as one line, “Lease revenue,” in the consolidated statement of operations. Utility reimbursements are presented separately in “Expense reimbursements.” We review the collectability of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including its operating performance. For any tenant receivable balances deemed to be uncollectible, under ASC 842 we record an offset for credit losses directly to Lease revenue in the consolidated statement of operations. Previously, under ASC 840, uncollectible tenants’ receivables were reported in Other property operating expenses in the consolidated statement of operations.

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Contractual lease payments:
Base rent	$54,103	$55,369	$109,988	$111,343
CAM reimbursement income	10,873	11,201	22,549	22,802
Real estate tax income	8,871	9,632	18,380	19,929
Percentage rent	156	161	164	256
Lease termination revenue	156	7,090	469	7,121
	74,159	83,453	151,550	161,451
Less: credit losses	(415)	—	(1,192)	—
Lease revenue	73,744	83,453	150,358	161,451
Expense reimbursements	4,916	5,395	9,978	10,629
Other real estate revenue	2,417	2,274	5,417	4,435
Total real estate revenue	$81,077	$91,122	$165,753	$176,515

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

Real estate revenue decreased by $10.0 million, or 11%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to:

•	a decrease of $6.4 million in same store lease termination revenue, including $6.5 million from the termination of leases with three tenants during the three months ending June 30, 2018;

•

a decrease of $2.5 million in real estate revenue at non-same store properties Wyoming Valley Mall, Valley View Mall and Exton Square Mall due to four anchor store closings during 2018 and associated co-tenancy concessions;

•

a decrease of $0.5 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “—Property Operating Expenses”);

•

a decrease of $0.3 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $0.5 million in the three months ended June 30, 2018; and

•	a decrease of $0.3 million in same store tenant utility reimbursements due to a combination of lower tenant electric usage and lower occupancy at some properties; partially offset by

•

an increase of $0.1 million in same store base rent due to $0.8 million from net new store openings over the previous twelve months, partially offset by a $0.7 million decrease related to tenant bankruptcies in 2018 and 2019; and

•

an increase of $0.1 million in same store other real estate revenue, including $0.2 million in seasonal photo income due to a temporary timing difference resulting from the timing of the Easter holiday.

Real estate revenue decreased by $10.8 million, or 6%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to:

•

a decrease of $6.1 million in same store lease termination revenue, including $6.5 million from the termination of leases with three tenants during the six months ending June 30, 2018, partially offset by $0.3 million received from two tenants during the six months ended June 30, 2019;

•

a decrease of $3.4 million in real estate revenue at non-same store properties Wyoming Valley Mall, Valley View Mall and Exton Square Mall due to four anchor store closings during 2018 and associated co-tenancy concessions;

•

a decrease of $1.0 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “—Property Operating Expenses”);

•

a decrease of $0.9 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were in included in other property operating expenses and were $1.5 million in the six months ended June 30, 2018; and

•	a decrease of $0.3 million in same store tenant utility reimbursements due to a combination of lower tenant usage and lower occupancy at some properties; partially offset by

•

an increase of $1.2 million in same store base rent due to $2.1 million from net new store openings over the previous twelve months, partially offset by a $0.9 million decrease related to tenant bankruptcies in 2018 and 2019; and

•

an increase of $0.1 million in same store common area expense reimbursements, including an increase of $1.2 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $1.1 million due to a decrease in common area expense (see “—Property Operating Expenses”), as well as lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements.

Property operating expenses

Property operating expenses decreased by $0.3 million, or 1%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to:

•

a decrease of $0.5 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $0.5 million in the three months ended June 30, 2018;

•	a decrease of $0.4 million in real estate tax expense at non-same store properties Wyoming Valley Mall, Valley View Mall and Exton Square Mall primarily due to a lower tax assessment;

•	a decrease of $0.2 million in same store marketing expense; and

•	a decrease of $0.1 million in same store property legal expense; partially offset by

•

an increase of $0.8 million in same store common area maintenance expense, including increases of $0.2 million in repairs and maintenance expense, $0.1 million in housekeeping expense, $0.1 million in loss prevention expense and $0.1 million in insurance expense; and

•	an increase of $0.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $1.9 million, or 3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to:

•

a decrease of $1.5 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $1.5 million in the six months ended June 30, 2018;

•

a decrease of $0.6 million in property operating expenses at non-same store properties Wyoming Valley Mall, Valley View Mall and Exton Square Mall primarily due to a lower tax assessment and lower tenant utility expense;

•	a decrease of $0.3 million in same store marketing expense; and

•	a decrease of $0.2 million in same store property legal expense; partially offset by

•	an increase of $0.7 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•

an increase of $0.4 million in same store common area maintenance expense, including increases of $0.2 million in loss prevention expense, $0.1 million in repairs and maintenance expense and $0.1 million in insurance expense.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.4 million, or 4%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a decrease of $1.8 million at three properties that have a lower asset base resulting from impairment charges during 2018; partially offset by an increase of $0.4 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings.

Depreciation and amortization expense decreased by $0.5 million, or 1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease of $2.7 million at three properties that have a lower asset base resulting from impairment charges during 2018; partially offset by an increase of $2.2 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 24%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 now being recorded as period costs under ASC 842 and included in general and administrative expenses. For the three months ended June 30, 2018, we capitalized $1.6 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the three months ended June 30, 2019. Incentive compensation expenses also increased by $0.4 million, primarily due to higher costs related to equity compensation plans.

General and administrative expenses increased by $3.3 million, or 17%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 now being recorded as period costs under ASC 842 and included in general and administrative expenses. For the six months ended June 30, 2018, we capitalized $2.7 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the six months ended June 30, 2019. Incentive compensation expenses also increased by $0.5 million, primarily due to higher costs related to equity compensation plans.

Interest expense

Interest expense decreased by $0.4 million, or 3%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to greater amounts of capitalized interest in 2019, partially offset by higher weighted average interest rates and higher weighted average debt balances. Our weighted average effective borrowing rate was 4.23% for the three months ended June 30, 2019 compared to 4.21% for the three months ended June 30, 2018. Our weighted average debt balance was $1,690.4 million for the three months ended June 30, 2019, compared to $1,606.3 million for the three months ended June 30, 2018.

Interest expense increased by $0.6 million, or 2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily due to higher weighted average interest rates and higher weighted average debt balances, partially offset by greater amounts of capitalized interest in 2019. Our weighted average effective borrowing rate was 4.25% for the six months ended June 30, 2019 compared to 4.14% for the six months ended June 30, 2018. Our weighted average debt balance was $1,683.7 million for the six months ended June 30, 2019, compared to $1,613.8 million for the six months ended June 30, 2018.

Impairment of Assets

Impairment of development land parcel for the six months ended June 30, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida.

Impairment of assets for the three and six months ended June 30, 2018 consisted of $32.2 million in connection with Wyoming Valley Mall, Wilkes-Barre, Pennsylvania and $2.1 million in connection with sale negotiations with a prospective buyer of a land parcel in Gainesville, Florida.

Equity in income of partnerships

Equity in income of partnerships decreased by $0.3 million, or 10%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to lower lease revenue in 2019 due to a decrease in lease revenue at Same Store properties.

Equity in income of partnerships decreased by $1.1 million, or 19%, in the six months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to lower lease revenue in 2019 following the sale of an office condominium unit at Fashion District Philadelphia in the first quarter of 2018 and higher lease termination revenue in the six months ended June 30, 2018.

Gain (loss) on sales of real estate by equity method investee

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

Gain on sales of real estate

In April 2019, we sold a Whole Foods store located on a parcel adjacent to Exton Square Mall for total consideration of $22.1 million. In connection with this sale, we recorded a gain of $1.3 million.

In April 2019, we sold an undeveloped land parcel located in New Garden Township, Pennsylvania, for total consideration of $11.0 million, consisting of $8.25 million in cash and $2.75 million of preferred stock. We ascribed no value for accounting purposes to the preferred shares as they are not tradeable, cannot be transferred or sold and have no redemption feature. Up to $1.25 million of the cash consideration received is subject to claw-back if the buyer does not receive entitlements for a stipulated number of housing units. In connection with this sale, we recorded a gain of $0.2 million.

Gain on sales of real estate was $0.7 million in the six months ended June 30, 2018, resulting from the sale of an outparcel at Magnolia Mall in Florence, South Carolina.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”), which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

•

We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. When we use and present NOI, we also do so on a same store (“Same Store NOI”) and non-same store (“non-Same Store NOI”) basis to differentiate between properties that we have owned for the full periods presented and properties acquired, sold, under redevelopment or designated as non-core during those periods. Furthermore, our use and presentation of NOI combines NOI from our consolidated properties and NOI attributable to our share of unconsolidated properties in order to arrive at total NOI. We believe that this is also helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP as equity in income of partnerships. See “Unconsolidated Properties and Proportionate Financial Information” below.

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

NOI and FFO are commonly used non-GAAP financial measures of operating performance in the real estate industry, and we use them as supplemental non-GAAP measures to compare our performance between different periods and to compare our performance to that of our industry peers. Our computation of NOI, FFO and other non-GAAP financial measures, such as Same Store NOI, non-Same Store NOI, NOI attributable to our share of unconsolidated properties, and FFO, as adjusted, may not be comparable to other similarly titled measures used by our industry peers. None of these measures are measures of performance in accordance with GAAP, and they have limitations as analytical tools. They should not be considered as alternative measures of our net income, operating performance, cash flow or liquidity. They are not indicative of funds available for our cash needs, including our ability to make cash distributions. Please see below for a discussion of these non-GAAP measures and their respective reconciliation to the most directly comparable GAAP measure.

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

We have determined that we hold a non controlling interest in each of our unconsolidated partnerships, and account for such partnerships using the equity method of accounting, because:

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

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired, disposed, under redevelopment or designated as non-core during the periods presented. Non-Same Store NOI is calculated using the properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Net loss	$(6,080)	$(32,321)	$(22,303)	$(36,033)
Other income	(315)	(851)	(942)	(1,740)
Depreciation and amortization	31,946	33,356	66,849	67,386
General and administrative expenses	11,609	9,396	22,814	19,528
Insurance recoveries, net	(1,852)	-	(1,616)	-
Provision for employee separation expense	141	395	860	395
Project costs and other expenses	129	139	188	251
Interest expense, net	15,554	15,982	31,452	30,883
Impairment of assets	-	34,286	-	34,286
Impairment of development land parcel	-	-	1,464	-
Equity in income of partnerships	(2,316)	(2,571)	(4,605)	(5,709)
Loss on debt extinguishment	-	-	4,768	-
Adjustment to gain on sales of real estate by equity method investee	11	-	(553)	(2,773)
Adjustment to gain on sales of interests in non operating real estate	—	—	—	25
(Gain) on sales of interests in real estate, net	(1,513)	(748)	(1,513)	(748)
NOI from consolidated properties	$47,314	$57,063	$96,863	$105,751

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Equity in income of partnerships	$2,316	$2,571	$4,605	$5,709
Other income	(11)	(12)	(23)	(23)
Depreciation and amortization	2,082	2,145	4,051	4,385
Interest and other expenses	2,815	2,706	5,591	5,378
NOI from equity method investments at ownership share	$7,202	$7,410	$14,224	$15,449

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2019 and 2018:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$44,082	$51,741	$3,232	$5,322	$47,314	$57,063
NOI from equity method investments at ownership share	7,067	7,354	135	56	7,202	7,410
Total NOI	51,149	59,095	3,367	5,378	54,516	64,473
Less: lease termination revenue	159	6,553	1	542	160	7,095
Total NOI excluding lease termination revenue	$50,990	$52,542	$3,366	$4,836	$54,356	$57,378

Total NOI decreased by $10.0 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $6.9 million decrease in lease termination revenue and a $1.6 million decrease in Same Store NOI excluding lease termination revenue. The decrease in Non Same Store properties is primarily due lower NOI contributions from Valley View and Wyoming Valley Malls, due to anchor closings and related co-tenancy revenue adjustments. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2019 and 2018:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$89,353	$95,348	$7,510	$10,403	$96,863	$105,751
NOI from equity method investments at ownership share	14,119	14,929	105	520	14,224	15,449
Total NOI	103,472	110,277	7,615	10,923	111,087	121,200
Less: lease termination revenue	458	6,814	17	563	475	7,377
Total NOI excluding lease termination revenue	$103,014	$103,463	$7,598	$10,360	$110,612	$113,823

Total NOI decreased by $10.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $6.7 million decrease in lease termination revenue and a $2.8 million decrease in non-Same Store NOI excluding lease termination revenue. The decrease in Non Same Store properties is primarily due to the sale of an office property by an equity method investee in February 2018, and lower NOI contributions from Valley View and Wyoming Valley Malls, due to anchor closings and related co-tenancy revenue adjustments. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended June 30, 2019 and 2018, respectively, to show the effect of such items as loss on debt extinguishment, impairment of assets, provision for employee separation expense and insurance losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(6,080)	$(32,321)	$(22,303)	$(36,033)
Depreciation and amortization on real estate:
Consolidated properties	31,612	33,002	66,178	66,664
PREIT’s share of equity method investments	2,081	2,145	4,051	4,385
Gain on sales of real estate by equity method investee	—	—	—	(2,773)
Gain on sales of interest in real estate, net	(1,513)	(748)	(1,513)	(748)
Impairment of assets	—	34,286	—	34,286
Preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Funds from operations attributable to common shareholders and OP Unit holders	19,256	29,520	32,725	52,093
Loss on debt extinguishment	-	-	4,768	-
Accelerated amortization of financing costs	-	363	-	363
Impairment of development land parcel	-	-	1,464	-
Provision for employee separation expense	141	395	860	395
Insurance losses, net	(1,852)	-	(1,616)	-
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$17,545	$30,278	$38,201	$52,851
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.24	$0.38	$0.41	$0.67
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.22	$0.39	$0.48	$0.68
Weighted average number of shares outstanding	76,405	69,747	73,896	69,675
Weighted average effect of full conversion of OP Units	2,023	8,273	4,440	8,273
Effect of common share equivalents	683	367	595	340
Total weighted average shares outstanding, including OP Units	79,111	78,387	78,931	78,288

FFO attributable to common shareholders and OP Unit holders was $19.3 million for the three months ended June 30, 2019, a decrease of $10.3 million, or 34.8%, compared to $29.5 million for the three months ended June 30, 2018.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.24 and $0.38 for the three months ended June 30, 2019 and 2018, respectively.

FFO attributable to common shareholders and OP Unit holders was $32.7 million for the six months ended June 30, 2019, a decrease of $19.4 million or 37.2%, compared to $52.1 million for the six months ended June 30, 2018.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.41 and $0.67 for the six months ended June 30, 2019 and 2018, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital, net cash provided by operations, borrowings under our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility, and asset sales, including the sale of land parcels to third parties for multifamily and hotel developments. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2019 were $47.1 million, based on distributions of $0.9218 per Series B Preferred Share, $0.9000 per Series C Preferred Share, $0.8594 per Series D Share, and $0.42 per common share and OP Unit.

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

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;
•	increases in operating costs, including increases that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and
•	increases in interest rates, including potentially as a result of the expected phase out of LIBOR, resulting in higher borrowing costs.

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

The capital and credit markets fluctuate and, at times, limit access to debt and equity financing for companies.  While we expect to continue to be able to access capital, there is no assurance we will be able to do so in the future or on similar terms and conditions.

LIBOR Alternative

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. To the extent that our contracts that rely on the LIBOR benchmark do not provide for replacement rates, we may seek to amend such contracts.

Credit Agreements

We have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the $400 million 2018 Revolving Facility and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

See Note 4 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of June 30, 2019, we had borrowed $550.0 million under the Term Loans and $182.0 million was outstanding under our 2018 Revolving Facility. Pursuant to certain covenants in the 2018 Revolving Facility, the unused portion of the 2018 Revolving Facility that was available to us as of June 30, 2019 was $123.6 million.

Interest Rate Derivative Agreements

As of June 30, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $796.5 million, maturing on various dates through May 2023 and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date of June 2020 and a maturity date of May 2023.

Mortgage Loan Activity

We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $73.4 million as of June 30, 2019 . Our subsidiary that is the borrower under the loan also received a notice of default on the loan from the lender, dated December 14, 2018. The loan is subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We have entered into an agreement with the lender to jointly market the property for sale for a stipulated period of time. If the property is not sold, we expect to convey the property to the lender by deed in lieu of foreclosure; however, we make no assurances that such a transaction will be completed.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We expect the cash sweep period to terminate before the end of 2019.

Mortgage Loans

As of June 30, 2019, our mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.19% at June 30, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.74% at June 30, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.34% at June 30, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2019:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Principal payments	$80,664	$9,121	$37,735	$22,997	$10,811
Balloon payments	903,327	—	215,946	476,035	211,346
Total	$983,991	$9,121	$253,681	$499,032	$222,157
Less: unamortized debt issuance costs	2,470
Carrying value of mortgage notes payable	$981,521

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2019 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Mortgage loan principal payments	$983,991	$9,121	$253,681	$499,032	$222,157
Term Loans	550,000	—	250,000	—	300,000
2018 Revolving Facility	182,000	—	—	—	182,000
Interest on indebtedness(1)(2)	234,821	33,747	127,655	58,096	15,323
Operating leases	1,534	804	646	84	-
Ground leases	55,565	675	3,285	3,168	48,437
Development and redevelopment commitments(3)	118,527	106,043	12,484	—	—
Total	$2,126,438	$150,390	$647,751	$560,380	$767,917

(1)	Includes payments expected to be made in connection with interest rate swaps.

(2)	For interest payments associated with variable rate debt, these amounts are based on the rates in effect on June 30, 2019.
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

CASH FLOWS

Net cash provided by operating activities totaled $62.3 million for the six months ended June 30, 2019 compared to $75.1 million for the six months ended June 30, 2018. This decrease was due to changes in working capital between periods, higher interest payments made during the six months ended June 30, 2019, dilution from assets sold in the first six months of June 30, 2018, and the impact of changes from the new lease accounting standard which requires the expensing of certain leasing costs that were permitted to be capitalized under the previous standard, among other factors.

Cash flows used in investing activities were $66.3 million for the six months ended June 30, 2019 compared to cash flows provided by investing activities of $53.0 million for the six months ended June 30, 2018. Cash flows provided by investing activities for the six months ended June 30, 2019 included $42.1 million of proceeds from the sale of two land parcels and a Whole Foods store, the sale of a mortgage loan and cash distributions of proceeds from real estate sold by an equity method investee, as well as $4.5 million of insurance proceeds. Cash flows used in investing activities included additions to construction in progress of $63.8 million, investments in partnerships of $35.2 million (primarily at Fashion District Philadelphia), and real estate improvements of $13.9 million (primarily related to ongoing improvements at our properties).

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

Cash flows used in financing activities were $2.0 million for the six months ended June 30, 2019 compared to cash flows used in financing activities of $105.3 million for the six months ended June 30, 2018. Cash flows used in financing activities for the first six months of 2019 included aggregate dividends and distributions of $47.1 million, principal installments on mortgage loans of $8.3 million, and $63.3 million used to defease the mortgage secured by Capital City Mall partially offset by $117.0 million of net borrowings under our 2018 Revolving Facility.

Cash flows used in financing activities for the first six months of 2018 included $53.0 million of net repayments on our 2013 Revolving Facility, aggregate dividends and distributions of $46.7 million, and principal installments on mortgage loans of $9.4 million, partially offset by $10.2 million of borrowing secured by Viewmont Mall.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2019, our consolidated debt portfolio consisted of $984.0 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 4.04% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 4.04%. As of June 30, 2019, $182.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 3.70%.

Our mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.19% at June 30, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.74% at June 30, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.34% at June 30, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2019	$8,281	4.17%	$840		4.40%
2020	43,926	5.02%	1,680	(2)	4.40%
2021	17,173	4.11%	440,902	(2)	4.13%
2022	304,044	3.97%	248,912	(2)	3.79%
2023 and thereafter	350,233	4.24%	300,000		4.04%

(1)	Based on the weighted average interest rates in effect as of June 30, 2019.
(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 4.04% as of June 30, 2019.

As of June 30, 2019, we had $992.3 million of variable rate debt. Also, as of June 30, 2019, we had entered into interest rate swap agreements outstanding with an aggregate weighted average interest rate of 1.85% on a notional amount of $796.5 million maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020 and a maturity date in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2019 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $45.9 million at June 30, 2019. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $47.9 million at June 30, 2019. Based on the variable rate debt included in our debt portfolio at June 30, 2019, a 100 basis point increase in interest rates would have resulted in an additional $2.0 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $2.0 million annually.

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

Because the information presented above includes only those exposures that existed as of June 30, 2019, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, and have concluded as follows:

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

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations.  The following is an update to the Company’s risk factors and should be read in conjunction with the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

We face risks associated with, and have experienced, security breaches through cyber attacks. A significant privacy breach or IT system disruption could adversely affect our business and we might be required to increase our spending on data and system security, which could adversely affect our financial condition.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants and vendors involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and attempted intrusions. Our systems are subject to a variety of forms of cyber attacks with the objective of gaining unauthorized access to our systems or data or disrupting our operations.  Security breaches have, from time to time, occurred and may occur in the future.  Due to the nature of these attacks, there is a risk that an attack or intrusion remains undetected for a period of time.  Though the cyber attacks we have experienced have not had a material impact on our financial results to date, and we maintain cyber liability insurance coverage, there remains a risk that breaches in security could expose us, our tenants or our employees to a risk of loss, misappropriation of assets that cannot be recovered, or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, regulatory compliance efforts and costs, remediation costs, and litigation and potential liability. Even the most well-protected information remains potentially vulnerable, because the techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources of these attacks, change frequently and are often not recognized until they are launched and have been put in place for a period of time.  Although we make substantial efforts to maintain the security of our networks and related systems, there can be no assurance that our security efforts will be effective or that attempted security breaches would not be successful or damaging. Our efforts include conducting periodic assessments of internal and external threats to and vulnerabilities of our information and technology systems, security controls and processes in place and the effectiveness of our management of cybersecurity risk. The results of these assessments are used to create and implement strategies designed to prevent, detect and respond to cybersecurity threats, and we expect to continue to employ cybersecurity risk mitigation measures, as well as seek to improve and expand such measures.  We may incur increasing costs to deploy additional personnel and protection technologies, to train employees and engage third-party experts and consultants, or to notify employees, suppliers or the general public as part our notification obligations. The cost and operational consequences of implementing further data or system protection measures or remediation efforts could be significant. Our processes, procedures and controls to reduce these risks, our increased awareness of the risk of a cyber incident, and our insurance coverage, however, do not guarantee that our financial results would not be materially impacted by a cyber incident.

Our retailer tenants’ businesses also require the collection, transmission and retention of large volumes of shopper and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems. The consequences of cyber attacks perpetrated against our retailer tenants, which may include the misappropriation of assets or sensitive information or an operational disruption, could diminish consumer confidence and spending, result in fines, legal claims or proceedings or other liability, as well as significant remediation costs, any of which could have a material and adverse effect on their financial condition and results of operations and business generally. This could, in turn, have an adverse effect on our financial condition or results of operations.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of June 30, 2019, we had $992.3 million of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $796.5 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $149.7 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

Furthermore, the expected discontinuation of the London Inter-Bank Offered Rate (LIBOR) after 2021 and the transition away from LIBOR presents various risks and challenges, including with respect to our borrowings and hedging arrangements that rely on the LIBOR benchmark.  Various parties are working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR.  We have material contracts indexed to USD-LIBOR and are monitoring this activity and evaluating the related risk. To the extent that our contracts that rely on the LIBOR benchmark do not provide for replacement rates, we may seek to amend such contracts.  While we are focused on effective planning for the phase-out of LIBOR, the transition may divert management attention and could have other adverse consequences for us, including by requiring us to pay higher interest on our obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2019 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	—	$—	—	$—
May 1 - May 31, 2019	—	—	—	—
June 1 - June 30, 2019	—	—	—	—
Total	—	$—	—	$—

ITEM 6. EXHIBITS.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Filed herewith

**	Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 2, 2019
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer