Form 10-Q
period 2019-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2019-11-04
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 30, 2019, 77,591,841 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(in thousands, except per share amounts)	(unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,043,937	$3,063,531
Construction in progress	151,787	115,182
Land held for development	5,881	5,881
Total investments in real estate	3,201,605	3,184,594
Accumulated depreciation	(1,181,848)	(1,118,582)
Net investments in real estate	2,019,757	2,066,012
INVESTMENTS IN PARTNERSHIPS, at equity:	143,440	131,124
OTHER ASSETS:
Cash and cash equivalents	11,709	18,084
Tenant and other receivables, net	35,374	38,914
Intangible assets (net of accumulated amortization of $18,125 and $15,543 at September 30, 2019 and December 31, 2018, respectively)	15,286	17,868
Deferred costs and other assets, net	99,017	110,805
Assets held for sale	9,463	22,307
Total assets	$2,334,046	$2,405,114
LIABILITIES:
Mortgage loans payable, net	$904,641	$1,047,906
Term Loans, net	547,834	547,289
Revolving Facilities	213,000	65,000
Tenants’ deposits and deferred rent	11,296	15,400
Distributions in excess of partnership investments	87,554	92,057
Fair value of derivative liabilities	16,324	3,010
Accrued expenses and other liabilities	90,907	87,901
Total liabilities	1,871,556	1,858,563
COMMITMENTS AND CONTINGENCIES (Note 6):
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 77,602 shares issued and outstanding at September 30, 2019 and 70,495 shares issued and outstanding at December 31, 2018	77,602	70,495
Capital contributed in excess of par	1,765,900	1,671,042
Accumulated other comprehensive (loss) income	(15,388)	5,408
Distributions in excess of net income	(1,370,365)	(1,306,318)
Total equity—Pennsylvania Real Estate Investment Trust	457,903	440,781
Noncontrolling interest	4,587	105,770
Total equity	462,490	546,551
Total liabilities and equity	$2,334,046	$2,405,114

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
REVENUE:
Real estate revenue:
Lease revenue	$73,310	$78,219	$223,668	$239,669
Expense reimbursements	5,364	5,677	15,342	16,307
Other real estate revenue	2,202	2,493	7,619	6,928
Total real estate revenue	80,876	86,389	246,629	262,904
Other income	498	1,714	1,440	3,454
Total revenue	81,374	88,103	248,069	266,358
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(28,320)	(27,826)	(85,891)	(84,569)
Utilities	(4,009)	(4,430)	(11,350)	(12,143)
Other property operating expenses	(1,836)	(2,444)	(5,815)	(8,752)
Total property operating expenses	(34,165)	(34,700)	(103,056)	(105,464)
Depreciation and amortization	(31,236)	(33,119)	(98,085)	(100,505)
General and administrative expenses	(10,605)	(8,441)	(33,419)	(27,969)
Provision for employee separation expenses	(218)	(561)	(1,078)	(956)
Insurance recoveries, net	2,878	-	4,494	-
Project costs and other expenses	(80)	(214)	(267)	(465)
Total operating expenses	(73,426)	(77,035)	(231,411)	(235,359)
Interest expense, net	(15,534)	(15,181)	(46,986)	(46,064)
Gain on debt extinguishment, net	29,600	-	24,832	-
Impairment of assets	-	-	-	(34,286)
Impairment of development land parcel	-	-	(1,464)	-
Total expenses	(59,360)	(92,216)	(255,029)	(315,709)
Income (loss) before equity in income of partnerships, gain on sales of real estate by equity method investee, gain on sales of real estate, net, and adjustment to gain on sales of interests in non operating real estate	22,014	(4,113)	(6,960)	(49,351)
Equity in income of partnerships	1,531	2,477	6,136	8,186
Gain on sales of real estate by equity method investee	-	-	553	2,773
Gain on sales of real estate, net	1,171	-	2,684	748
Adjustment to gain on sales of interests in non operating real estate	-	-	-	(25)
Net income (loss)	24,716	(1,636)	2,413	(37,669)
Less: net (income) loss attributable to noncontrolling interest	(454)	891	1,563	6,122
Net income (loss) attributable to PREIT	24,262	(745)	3,976	(31,547)
Less: preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Net income (loss) attributable to PREIT common shareholders	$17,419	$(7,588)	$(16,555)	$(52,078)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$24,716	$(1,636)	$2,413	$(37,669)
Noncontrolling interest	(454)	891	1,563	6,122
Preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Dividends on unvested restricted shares	(222)	(136)	(663)	(412)
Net income (loss) used to calculate loss per share—basic and diluted	$17,197	$(7,724)	$(17,218)	$(52,490)
Basic and diluted income (loss) per share:	$0.22	$(0.11)	$(0.23)	$(0.75)

(in thousands of shares)
Weighted average shares outstanding—basic	76,492	69,803	74,771	69,718
Effect of common share equivalents(1)	332	-	-	-
Weighted average shares outstanding—diluted	76,824	69,803	74,771	69,718

(1)

The Company had net losses used to calculate earnings per share for the three months ended September 30, 2018, and for the nine months ended September 30, 2019 and 2018. Therefore, the effects of common share equivalents of 38 for the three months ended September 30, 2018, and 375 and 272 for the nine months ended September 30, 2019 and 2018, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Comprehensive income (loss):
Net income (loss)	$24,716	$(1,636)	$2,413	$(37,669)
Unrealized (loss) gain on derivatives	(3,607)	1,905	(21,838)	9,662
Amortization of settled swaps	3	180	82	719
Total comprehensive income (loss)	21,112	449	(19,343)	(27,288)
Less: comprehensive (income) loss attributable to noncontrolling interest	(363)	669	2,524	5,020
Comprehensive income (loss) attributable to PREIT	$20,749	$1,118	$(16,819)	$(22,268)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF EQUITY

Three and Nine Months Ended

September 30, 2019

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Income (Loss)	in Excess of Net Income	controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—	—	—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833
Net loss	(6,080)	—	—	—	—	—	—	(5,751)	(329)
Other comprehensive loss	(11,647)	—	—	—	—	—	(11,342)	—	(305)
Shares issued under employee compensation plans, net of shares retired	337	—	—	—	164	173	—	—	—
Amortization of deferred compensation	1,889	—	—	—	—	1,889	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,278)	—	—	—	—	—	—	(16,278)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(464)	—	—	—	—	—	—	—	(464)
Other changes in noncontrolling interest, net	(10)	—	—	—	—	—	—	—	(10)
Balance June 30, 2019	$462,850	$35	$69	$50	$77,547	$1,763,798	$(11,875)	$(1,371,499)	$4,725
Net income	24,716	—	—	—	—	—	—	24,262	454
Other comprehensive loss	(3,604)	—	—	—	—	—	(3,513)	—	(91)
Shares issued under employee compensation plans, net of shares retired	335	—	—	—	55	280	—	—	—
Amortization of deferred compensation	1,822	—	—	—	—	1,822	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,284)	—	—	—	—	—	—	(16,284)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(425)	—	—	—	—	—	—	—	(425)
Other changes in noncontrolling interest, net	(76)	—	—	—	—	—	—	—	(76)
Balance September 30, 2019	$462,490	$35	$69	$50	$77,602	$1,765,900	$(15,388)	$(1,370,365)	$4,587

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENT OF EQUITY

Three and Nine Months Ended

September 30, 2018

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Income	in Excess of Net Income	controlling interest
Balance January 1, 2018	$760,991	$35	$69	$50	$69,983	$1,663,966	$7,226	$(1,109,469)	$129,131
Net loss	(3,712)	—	—	—	—	—	—	(2,601)	(1,111)
Other comprehensive income	5,103	—	—		—	—	4,562	—	541
Shares issued under employee compensation plans, net of shares retired	(195)	—	—	—	370	(565)	—	—	—
Amortization of deferred compensation	1,924	—	—	—	—	1,924	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,766)	—	—	—	—	—	—	(14,766)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance March 31, 2018	$740,764	$35	$69	$50	$70,353	$1,665,325	$11,788	$(1,133,680)	$126,824
Net loss	(32,321)	—	—	—	—	—	—	(28,202)	(4,119)
Other comprehensive income	3,193	—	—	—	—	—	2,854	—	339
Shares issued under employee compensation plans, net of shares retired	363	—	—	—	97	266	—	—	—
Amortization of deferred compensation	1,711	—	—	—	—	1,711	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,787)	—	—	—	—	—	—	(14,787)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,149)	—	—	—	—	—	—	(2,149)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,737)	—	—	—	—	—	—	—	(1,737)
Balance June 30, 2018	$690,342	$35	$69	$50	$70,450	$1,667,302	$14,642	$(1,183,513)	$121,307
Net loss	(1,636)	—	—	—	—	—	—	(744)	(892)
Other comprehensive income	2,085	—	—	—	—	—	1,863	—	222
Shares issued under employee compensation plans, net of shares retired	203	—	—	—	23	180	—	—	—
Amortization of deferred compensation	1,757	—	—	—	—	1,757	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,796)	—	—	—	—	—	—	(14,796)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,592)	—	—	—	—	—	—	(1,592)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,146)	—	—	—	—	—	—	(2,146)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,738)	—	—	—	—	—	—	—	(1,738)
Balance September 30, 2018	$669,374	$35	$69	$50	$70,473	$1,669,239	$16,505	$(1,205,896)	$118,899

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,413	$(37,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89,736	92,063
Amortization	12,152	10,776
Straight-line rent adjustments	(2,084)	(1,753)
Provision for doubtful accounts	—	2,054
Non-cash lease termination revenue	—	(4,200)
Amortization of deferred compensation	5,633	5,392
Gain on debt extinguishment, net	(24,832)	—
Insurance recoveries in excess of property loss	(3,994)	—
Gain on sale of interests in real estate, net	(2,684)	(723)
Equity in income of partnerships	(6,136)	(8,186)
Gain on sale of real estate by equity method investee	(553)	(2,773)
Cash distributions from partnerships	19,223	6,029
Amortization of historic tax credits	—	(810)
Impairment of assets	1,464	34,286
Change in assets and liabilities:
Net change in other assets	(5,248)	(1,904)
Net change in other liabilities	(5,417)	1,632
Net cash provided by operating activities	79,673	94,214
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(11,400)
Distribution of financing proceeds from equity method investee	25,000	123,000
Cash proceeds from sales of real estate	35,351	1,636
Cash proceeds from sale of mortgage	8,000	—
Cash distributions from partnerships of proceeds from real estate sold	879	19,727
Proceeds from insurance claims related to damage to real estate assets	6,977	—
Investments in partnerships	(55,221)	(47,074)
Investments in real estate improvements	(21,487)	(23,918)
Additions to construction in progress	(86,118)	(51,349)
Capitalized leasing costs	(413)	(10,423)
Additions to leasehold improvements and corporate fixed assets	(819)	(67)
Net cash (used in) provided by investing activities	(87,851)	132
Cash flows from financing activities:
(Repayments of) proceeds from mortgage loans and finance lease liabilities	(71,210)	10,185
Net borrowings (repayments) under revolving facility	148,000	(16,000)
Dividends paid to common shareholders	(47,492)	(44,349)
Dividends paid to preferred shareholders	(20,531)	(20,531)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(2,587)	(5,212)
Principal installments on mortgage loans	(12,806)	(14,217)
Payment of deferred financing costs	(95)	(6,522)
Value of shares of beneficial interest issued	978	1,118
Value of shares retired under equity incentive plans, net of shares issued	(632)	(747)
Net cash used in financing activities	(6,375)	(96,275)
Net change in cash, cash equivalents, and restricted cash	(14,553)	(1,929)
Cash, cash equivalents, and restricted cash, beginning of period	32,445	33,953
Cash, cash equivalents, and restricted cash, end of period	$17,892	$32,024

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 26 properties operating in nine states, including 21 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring. We also have one undeveloped land parcel located in Gainesville, Florida, a portion of which was sold in March 2019 and the remaining portion of which was classified as held for sale as of September 30, 2019.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2019, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2019, the total amount that would have been distributed would have been $11.6 million, which is calculated using our September 30, 2019 closing price on the New York Stock Exchange of $5.72 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of September 30, 2019.

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

•

For leases under which we are the lessor, we also have elected to not separate non-lease components such as common area maintenance (“CAM”) and real estate reimbursements from the associated lease component (minimum rent). Instead, we account for the lease and non-lease components as a single component because such non-lease components would otherwise be accounted for under the new revenue guidance (ASC 606) and both (1) the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (2) the lease component, if accounted for separately, would be classified as an operating lease. Utility reimbursements are presented separately and not in the single component as the pattern of transfer is not aligned with the use of the property and therefore the criteria for use of the practical expedient are not met.

The adoption of this standard had the following effects on our financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019:

As of January 1, 2019, for leases under which the Company is a lessee, we recorded a right-of-use (“ROU”) asset of $24.6 million and corresponding lease liability for all leases previously accounted for as operating leases under ASC 840. The Company also derecognized an unfavorable ground lease liability of $5.5 million and reduced the corresponding ROU asset by the same amount. As of September 30, 2019, the ROU asset was $17.1 million and is included in deferred costs and other assets, net and the lease liability was $23.2 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Effective January 1, 2019, we changed our fixed CAM revenue recognition to be recognized prospectively on a straight-line basis. In the three and nine months ended September 30, 2019, $0.7 million and $2.0 million, respectively, of such revenues were recognized and are included within lease revenue in the accompanying consolidated statements of operations; previously, such amounts were recognized as billed in accordance with the terms of the respective leases.

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

For leases under which the Company is a lessor, certain internal leasing and legal costs that were previously capitalized under ASC 840 are now recorded as period costs under ASC 842. For the three and nine months ended September 30, 2018, we capitalized $1.2 million and $3.9 million of internal leasing and legal salaries and benefits, respectively. No such costs were capitalized for the three and nine months ended September 30, 2019. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2019 and December 31, 2018 were comprised of the following:

(in thousands of dollars)	September 30, 2019	December 31, 2018
Buildings, improvements and construction in progress	$2,735,348	$2,719,400
Land, including land held for development	466,257	465,194
Total investments in real estate	3,201,605	3,184,594
Accumulated depreciation	(1,181,848)	(1,118,582)
Net investments in real estate	$2,019,757	$2,066,012

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Development/Redevelopment Activities:
Interest (1)	$2,683	$1,821	$7,012	$4,728
Compensation	281	352	969	1,067
Real estate taxes	524	430	945	810
Leasing Activities:
Compensation, including commissions (2)	108	1,482	413	5,423

(1)	Includes interest capitalized on investments in partnerships under development.
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

Dispositions

In March 2019, we entered into an agreement of sale with a buyer to sell an undeveloped land parcel located in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into two parcels. The first parcel was sold in March 2019 for $5.0 million. We currently expect the transaction with respect to the remaining parcel to close before the end of 2019. In connection with these transactions, we recorded losses on impairment of assets of $1.5 million. The remaining land parcel was classified as held for sale in our consolidated balance sheet as of September 30, 2019.

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

In July 2019, we sold an outparcel located at Valley View Mall in La Crosse, Wisconsin for total consideration of $1.4 million. In connection with this sale, we recorded a gain of $1.2 million.

In September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019. As a result of the transfer, having previously recognized an asset impairment loss of approximately $32.2 million on the value of the property, we wrote off the remaining carrying value of the property of $43.2 million and recorded a net gain on extinguishment of debt of $29.6 million in the three months ended September 30, 2019.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2019 and December 31, 2018:

(in thousands of dollars)	September 30, 2019	December 31, 2018
ASSETS:
Investments in real estate, at cost:
Operating properties	$739,199	$575,149
Construction in progress	362,928	420,771
Total investments in real estate	1,102,127	995,920
Accumulated depreciation	(223,790)	(212,574)
Net investments in real estate	878,337	783,346
Cash and cash equivalents	33,895	20,446
Deferred costs and other assets, net	41,441	30,549
Total assets	953,673	834,341
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	501,095	507,090
FDP Term Loan, net	298,960	247,901
Other liabilities	82,450	34,463
Total liabilities	882,505	789,454
Net investment	$71,168	$44,887
Partners’ share	33,661	21,583
PREIT’s share	37,507	23,304
Excess investment(1)	18,379	15,763
Net investments and advances	$55,886	$39,067
Reconciliation to comparable GAAP balance sheet item:
Investment in partnerships, at equity	$143,440	$131,124
Distributions in excess of partnership investments	(87,554)	(92,057)
Net investment	$55,886	$39,067

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Real estate revenue	$23,742	$23,848	$70,636	$73,826
Operating expenses:
Property operating and other expenses	(8,805)	(7,659)	(24,331)	(23,512)
Interest expense(1)	(5,771)	(5,872)	(17,428)	(17,440)
Depreciation and amortization	(5,317)	(4,763)	(14,675)	(14,715)
Total expenses	(19,893)	(18,294)	(56,434)	(55,667)
Net income	3,849	5,554	14,202	18,159
Partners’ share	(2,191)	(3,057)	(7,777)	(9,971)
PREIT’s share	1,658	2,497	6,425	8,188
Amortization of and adjustments to excess investment, net	(127)	(20)	(289)	(2)
Equity in income of partnerships	$1,531	$2,477	$6,136	$8,186

(1) Net of capitalized interest expense of $1,602 and $1,371 for the three months ended September 30, 2019 and 2018, respectively, and $4,554 and $3,292 for the nine months ended September 30, 2019 and 2018, respectively.

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

Term Loan

In January 2018, our Fashion District Philadelphia redevelopment project joint venture entity entered into a $250.0 million term loan (the “FDP Term Loan”). We and our partner in the project, The Macerich Company (“Macerich”), each own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018. In July 2019, the FDP Term Loan was modified to increase the total potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”) and Fashion District Philadelphia (“FDP”). The financial information of LVA and FDP are included in the amounts above. Summarized balance sheet information as of September 30, 2019 and December 31, 2018, and summarized statement of operations information for the three and nine months ended September 30, 2019 and 2018 for these entities, which are accounted for using the equity method, are as follows:

LVA

(in thousands of dollars)	September 30, 2019	December 31, 2018
Summarized balance sheet information
Total assets	$58,139	$52,255
Mortgage loan payable, net	192,873	196,328

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Summarized statement of operations information
Revenue	$8,006	$8,871	$24,589	$26,474
Property operating expenses	(2,138)	(2,249)	(6,351)	(6,778)
Interest expense	(2,027)	(2,062)	(6,055)	(6,158)
Net income	3,059	3,853	9,768	11,495
PREIT’s share of equity in income of partnership	1,529	1,927	4,884	5,748

FDP

(in thousands of dollars)	September 30, 2019	December 31, 2018
Summarized balance sheet information
Total assets	$614,958	$497,419
FDP Term Loan, net	298,960	247,901

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Summarized statement of operations information
Revenue	$1,271	$653	$2,667	$3,404
Property operating expenses	(1,901)	(913)	(3,100)	(3,044)
Interest expense	(2)	(32)	(2)	(95)
Net income	(2,553)	(1,562)	(4,879)	(4,012)
PREIT’s share of equity in income of partnership	(1,262)	(687)	(2,299)	(1,746)

4. FINANCING ACTIVITY

Credit Agreements

As of September 30, 2019, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $400 million 2018 Revolving Facility, and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.”

As of September 30, 2019, we had borrowed the full $550.0 million available under the Term Loans in the aggregate, and $213.0 million was borrowed under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2019 is net of $2.0 million of unamortized debt issuance costs. Following recent property sales, the net operating income (“NOI”) from our remaining unencumbered properties is at a level such that pursuant to the Unencumbered Debt Yield covenant (as described below), the maximum unsecured amount that was available for us to borrow under the 2018 Revolving Facility as of September 30, 2019 was $80.7 million.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the Credit Agreements. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.55% as of September 30, 2019, which is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans	Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans	Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%	0.20%	1.35%	0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	0.25%	1.45%	0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	0.30%	1.60%	0.60%
4	Equal to or greater than 0.550 to 1.00 (1)	1.55%	0.55%	1.90%	0.90%

(1)	The rates in effect under the Credit Agreements were based upon the Level 4 Ratio of Total Liabilities to Gross Asset Value as of September 30, 2019.

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

As of September 30, 2019, the Borrower was in compliance with all financial covenants in the Credit Agreements.

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

Interest expense, deferred financing fee amortization and accelerated financing costs, if any, related to the Credit Agreements for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Revolving Facilities(1)
Interest expense	$2,082	$392	$5,143	$1,006
Deferred financing amortization	274	274	822	778
Term Loans(2)
Interest expense	5,212	4,525	15,477	13,310
Deferred financing amortization	191	188	570	569
Accelerated financing costs	-	-	-	363

(1)	Includes the 2018 Revolving Facility and the 2013 Revolving Facility (collectively, the “Revolving Facilities”). The 2013 Revolving Facility was replaced by the 2018 Revolving Facility in May 2018.
(2)

Includes the 2018 Term Loan Facility, the 2014 7-Year Term Loan, the 2014 5-Year Term Loan and the 2015 5-Year Term Loan. The 2014 5-Year Term Loan and the 2015 5-Year Term Loan were replaced by the 2018 Term Loan Facility in May 2018.

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$904.6	$890.1	$1,047.9	$1,002.3

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $2.0 million and $3.1 million as of September 30, 2019 and December 31, 2018, respectively.

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

As discussed in Note 2, in September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019. In connection with the conveyance, $7.5 million of cash and escrow balances were transferred to the lender.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We satisfied this requirement in August 2019.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in Note 7.

5. CASH FLOW INFORMATION

Cash paid for interest was $41.9 million (net of capitalized interest of $7.0 million) and $43.2 million (net of capitalized interest of $4.7 million) for the nine months ended September 30, 2019 and 2018, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $181.0 million and $37.0 million for the nine months ended September 30, 2019 and 2018, respectively. Aggregate paydowns were $33.0 million and $53.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Accrued construction costs decreased by $15.7 million in the nine months ended September 30, 2019 and increased by $1.5 million in the nine months ended September 30, 2018, representing non-cash changes in investment in real estate and construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of September 30, 2019 and 2018.

	September 30,
(in thousands of dollars)	2019	2018
Cash and cash equivalents	$11,709	$19,294
Restricted cash included in other assets	6,183	12,730
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,892	$32,024

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $105.1 million, including $30.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of September 30, 2019, we believe we have satisfied this obligation.

Provision for Employee Separation Expenses

In 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.2 and $1.1 million of employee separation expense in the three and nine months ended September 30, 2019, respectively, compared to $0.6 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had $0.8 million of severance accrued and unpaid related to activities related to the termination of employment of employees.

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

During the three and nine months ended September 30, 2019, we recorded net recoveries of approximately $2.9 million and $4.5 million, respectively. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.5 million of the recoveries received relate to business interruption.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of September 30, 2019, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that $2.0 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts, however, could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of September 30, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $796.1 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020, and a maturity date in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at September 30, 2019 and December 31, 2018 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at September 30, 2019 (in millions of dollars)	Aggregate Fair Value at September 30, 2019 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2018 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$100.0	$0.4	$1.9	1.23%
2021	496.1	(2.2)	8.1	1.65%
2022	-	-	-	-%
2023	200.0	(9.0)	(2.0)	2.67%
Forward Starting Swaps
2023	100.0	(4.0)	(1.0)	2.75%
Total	$896.1	$(14.8)	$7.0	1.95%

(1)

As of September 30, 2019 and December 31, 2018, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(2.8)	$3.0	$(0.8)	$(1.0)	$(18.6)	$11.2	$(3.1)	$(0.8)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2019	2018	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(15.5)	$(15.2)	$(47.0)	$(46.1)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	$(0.8)	$(1.0)	$(3.1)	$(0.8)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2019, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2019, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $14.8 million. If we had breached any of the default provisions in these agreements as of September 30, 2019, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $15.6 million. We had not breached any of these provisions as of September 30, 2019.

8. LEASES

As discussed in Note 1, we adopted the new lease accounting standard effective January 1, 2019.

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of September 30, 2019, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$187	$—	$—	$187	$562	$—	$—	$562
Interest on lease liabilities	73	—	—	73	223	—	—	223
Operating lease costs	—	436	528	964	—	1,311	1,619	2,930
Variable lease costs	—	41	34	75	—	123	102	225
Total lease costs	$260	$477	$562	$1,299	$785	$1,434	$1,721	$3,940

Other information related to leases as of and for the nine months ended September 30, 2019 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$223
Operating cash flows used for operating leases	$1,744
Financing cash flows used for finance leases	$470
Weighted average remaining lease term-finance leases (months)	102
Weighted average remaining lease term-operating leases (months)	351
Weighted average discount rate-finance leases	4.41%
Weighted average discount rate-operating leases	6.68%

Future payments against lease liabilities as of September 30, 2019 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
October 1 to December 31, 2019	$232	$598	$830
2020	925	1,985	2,910
2021	925	1,919	2,844
2022	925	1,640	2,565
2023	925	1,604	2,529
Thereafter	3,923	48,437	52,360
Total undiscounted lease payments	7,855	56,183	64,038
Less imputed interest	(1,313)	(33,012)	(34,325)
Total lease liabilities	$6,542	$23,171	$29,713

Future minimum lease payments under these agreements as of December 31, 2018 were as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2019	$925	$3,007	$3,932
2020	925	1,845	2,770
2021	925	1,856	2,781
2022	925	1,673	2,598
2023	925	1,593	2,518
Thereafter	3,923	33,959	37,882
	$8,548	$43,933	$52,481

As Lessor

As of September 30, 2019, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
October 1 to December 31, 2019	$53,825
2020	201,475
2021	185,524
2022	167,306
2023	148,580
Thereafter	507,385
$1,264,095

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

We currently own interests in 26 retail properties, of which 25 are operating properties and one is a development property. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 19.5 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.2 million square feet at these properties (excluding space owned by anchors or third parties).

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.0 million square feet, of which we own 12.0 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.5 million square feet, of which 3.2 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia, which opened in September 2019 and is not yet stabilized as development work is continuing. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019. We have one undeveloped land parcel located in Gainesville, Florida, a portion of which was sold in March 2019.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

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

Net income for the three months ended September 30, 2019 was $24.7 million compared to a net loss of $1.6 million for the three months ended September 30, 2018. This $26.4 million change primarily reflects a gain on debt extinguishment of $29.6 million and insurance recoveries of $2.9 million recorded in the three months ended September 30, 2019, which was partially offset by: (a) a $3.5 million decrease in Same Store NOI; (b) a $2.2 million decrease in Non Same Store NOI; (c) a $2.2 million increase in general and administrative expenses, primarily due to a $1.2 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; and (d) a $1.2 million decrease in other income primarily due to historic tax credit revenues recorded in the 2018 period, which did not recur in the 2019 period, and lower corporate sponsorship revenues compared to the 2018 period.

Net income for the nine months ended September 30, 2019 was $2.4 million compared to a net loss of $37.7 million for the nine months ended September 30, 2018. This $40.1 million change primarily reflects a net gain on debt extinguishment of $24.8 million, insurance recoveries of $4.5 million, and impairment of assets of $34.3 million recorded in the nine months ended September 30, 2018, which did not recur in the 2019 period, partially offset by: (a) a $10.3 million decrease in Same Store NOI, including a $6.6 million decrease in lease termination revenues; (b) a $5.5 million decrease in Non Same Store NOI; (c) a $5.4 million increase in general and administrative expenses, primarily due to a $3.9 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (d) a $2.0 million decrease in other income primarily due to historic tax credit revenues recorded in the 2018 period, which did not recur in the 2019 period, and lower corporate sponsorship revenues and lower fees from management and leasing fees provided to third-parties compared to the 2018 period; and (e) a $1.5 million impairment of a land parcel recorded in the nine months ended September 30, 2019.

See “Non-GAAP Supplemental Financial Measures” below for more information about our use of Same Store NOI and Non Same Store NOI, which are non-GAAP measures.

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

Though we opened certain tenants at our redevelopment projects in the third quarter of 2019, including at Fashion District Philadelphia and Plymouth Meeting Mall, and expect additional tenant openings in the fourth quarter of 2019 and throughout 2020, we also have tenants who continue to face significant economic challenges, and we are in active discussions to restructure certain leasing arrangements through, among other things, downsizing and rent relief, which is expected to impact our results unfavorably.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2019 (Nine Months)
Consolidated properties	8	70	398,985	$14,540	59	209,371	$8,483
Unconsolidated properties	7	13	54,666	1,413	7	26,399	840
Total	10	83	453,651	$15,953	66	235,770	$9,323
2018 (Full Year)
Consolidated properties	10	40	1,055,798	$6,305	6	365,064	$1,593
Unconsolidated properties	3	5	14,977	402	—	—	—
Total	10	45	1,070,775	$6,707	6	365,064	$1,593

(1)	Totals represent number of unique tenants.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2019.

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

The table below sets forth information related to our anchor replacement program:

Property	Former Anchors	GLA (in '000's)	Date Closed	Decommission Date	Replacement Tenant(s)	GLA (in '000's)	Actual/Targeted Occupancy Date
Completed:
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
Woodland Mall	Sears	313	Q2 17	Q2 17	REI	20	Q2 19
					Black Rock Bar & Grill	9	Q3 19
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	42	Q3 19
					Dick's Sporting Goods	58	Q3 19
					Miller's Ale House	8	Q3 19
In progress:
Plymouth Meeting Mall	Macy's(1)	see above			Edge Fitness	38	Q4 19
					Michael's	26	Q1 20
Valley Mall	Sears	see above			Dick's Sporting Goods	57	Q1 20
Moorestown Mall	Macy's	see above			Michael's	25	Q1 20
Woodland Mall	Sears	see above			Von Maur	87	Q4 19
					Urban Outfitters	8	Q4 19
					Small shops	13	Q4 19
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Studio Movie Grill	49	Q1 20
					Yard House	8	Q4 19
Dartmouth Mall	Sears	108	Q3 19	Q3 19	Burlington	44	Q2 20
(1)	Property is subject to a ground lease.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) selling outparcels, (ii) selling land parcels on our properties to multifamily or hotel developers, (iii) entering into sale-leaseback or other structured finance transactions to raise capital, (iv) making additional borrowings under our 2018 Revolving Facility, (v) obtaining construction loans on specific projects, (vi) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (vii) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (viii) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions. In particular, we are in active discussions with multifamily residential property developers to sell certain land parcels and currently expect to enter into agreements of sale before the end of 2019.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $151.8 million as of September 30, 2019.

In 2014, we entered into a 50/50 joint venture with The Macerich Company (“Macerich”) to redevelop Fashion District Philadelphia. As we redevelop Fashion District Philadelphia, operating results in the short term, as measured by sales, occupancy, real estate revenue, property operating expenses, Net Operating Income (“NOI”) and depreciation, will continue to be affected until the newly constructed space is completed, leased and occupied. Fashion District Philadelphia opened in September 2019 and is not yet fully stabilized as development work is continuing.

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

In July 2019, the FDP Term Loan was modified to increase the total potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws.

As of October 31, 2019, lender commitments have not been received for the remaining $49.0 million available under the FDP Term Loan.

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

RESULTS OF OPERATIONS

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2019 and 2018:

	Occupancy(1) at September 30,
	Consolidated Properties		Unconsolidated Properties(2)		Combined(2)
	2019	2018	2019	2018	2019	2018
Retail portfolio weighted average:
Total excluding anchors	90.2%	91.5%	89.9%	89.0%	90.1%	90.9%
Total including anchors	92.7%	93.9%	91.8%	91.0%	92.5%	93.4%
Core Malls weighted average:(3)
Total excluding anchors	91.6%	92.5%	86.6%	89.0%	91.1%	92.1%
Total including anchors	94.8%	95.3%	90.9%	92.4%	94.4%	95.0%

(1)

Occupancy for both periods presented includes all tenants irrespective of the term of their agreements. Fashion District Philadelphia is excluded for 2019 and 2018 because the property opened on September 19, 2019 and a significant portion of the space at the property has not yet been placed into service.

(2)

We own a 25% to 50% interest in each of our unconsolidated properties, and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "— Non-GAAP Supplemental Financial Measures" for further details on our ownership interests in our unconsolidated properties.

(3)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2019:

		Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	25	62,063	5.9	$38.34	n/a	n/a	n/a	n/a	$7.34
	Unconsolidated(4)	3	3,229	3.4	69.41	n/a	n/a	n/a	n/a	-
Total Under 10k sf		28	65,292	5.8	$39.88	n/a	n/a	n/a	n/a	$7.13

Over 10k sf	Consolidated	2	35,034	10.7	$18.94	n/a	n/a	n/a	n/a	$10.63
Total New Leases		30	100,326	7.5	$32.57	n/a	n/a	n/a	n/a	$8.87

Renewal Leases
Under 10k sf	Consolidated	16	18,748	5.3	$105.18	$96.89	$8.29	8.6%	13.2%	$1.45
	Unconsolidated(4)	8	17,996	2.7	81.71	92.23	(10.52)	(11.4%)	(13.5%)	-
Total Under 10k sf		24	36,744	4.0	$93.69	$94.61	$(0.92)	(1.0%)	0.1%	$0.98

Over 10k sf	Consolidated	5	68,984	3.3	$24.09	$22.76	$1.33	5.8%	6.5%	$-
	Unconsolidated(4)	1	11,306	1.0	14.15	14.15	-	0.0%	0.0%	-
Total Over 10k sf		6	80,290	2.9	$22.69	$21.55	$1.14	5.3%	5.9%	-
Total Fixed Rent		30	117,034	3.3	$44.98	$44.49	$0.49	1.1%	2.2%	$0.38
Percentage in Lieu	Consolidated	14	24,057	2.5	$39.24	$46.13	$(6.89)	(14.9%)		-
Total Renewal Leases		44	141,091	3.2	$44.00	$44.77	$(0.76)	(1.7%)		$0.33
Total Non Anchor		74	241,417	5.0	$39.25

Anchor
Renewal Leases	Consolidated	1	96,357	5.0	$4.64	n/a	n/a	n/a	n/a	$-
Total		1	96,357	5.0	$4.64

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

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2019:

		Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
							$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	Consolidated	82	213,611	6.7	$40.32	n/a	n/a	n/a	n/a	$12.03
	Unconsolidated(4)	8	24,075	5.4	50.15	n/a	n/a	n/a	n/a	11.66
Total Under 10k sf		90	237,686	6.6	$41.32	n/a	n/a	n/a	n/a	$12.00

Over 10k sf	Consolidated	4	67,272	10.0	19.32	n/a	n/a	n/a	n/a	5.87
Total New Leases		94	304,958	7.3	$36.46	n/a	n/a	n/a	n/a	$10.15

Renewal Leases
Under 10k sf	Consolidated	68	134,047	3.5	$63.84	$60.59	$3.25	5.4%	6.8%	$2.39
	Unconsolidated(4)	16	43,297	3.2	69.57	78.07	(8.50)	(10.9%)	(7.1%)	2.04
Total Under 10k sf		84	177,344	3.4	$65.24	$64.86	$0.38	0.6%	2.5%	$2.31

Over 10k sf	Consolidated	11	201,155	4.3	$16.76	$15.85	$0.91	5.7%	6.6%	$0.49
	Unconsolidated(4)	1	11,306	1.0	14.15	14.15	-	0.0%	0.0%	-
Total Over 10k sf		12	212,461	4.1	16.62	15.76	0.86	5.5%	6.3%	0.48
Total Fixed Rent		96	389,805	3.8	$38.74	$38.10	$0.64	1.7%	3.4%	$1.23
Percentage in Lieu	Consolidated	54	169,739	1.9	$31.20	$45.02	$(13.82)	(30.7%)
Total Renewal Leases		150	559,544	3.2	$36.45	$40.20	$(3.74)	(9.3%)		$1.01
Total Non Anchor		244	864,502	4.7	$36.46

Anchor
New Leases		1	43,840	10.0	$16.50	n/a	n/a	n/a	n/a	$12.11
Renewal Leases	Consolidated	7	726,100	4.0	3.63	$4.31	$(0.68)	(15.8%)	n/a	$-
Total		8	769,940	4.3	$4.36

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

Overview

Net income for the three months ended September 30, 2019 was $24.7 million compared to a net loss of $1.6 million for the three months ended September 30, 2018. This $26.4 million change primarily reflects a gain on debt extinguishment of $29.6 million and net insurance recoveries of $2.9 million recorded in the three months ended September 30, 2019, which was partially offset by: (a) a $3.5 million decrease in Same Store NOI; (b) a $2.2 million decrease in Non Same Store NOI; (c) a $2.2 million increase in general and administrative expenses, primarily due to a $1.2 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; and (d) a $1.2 million decrease in other income primarily due to historic tax credit revenues recorded in the 2018 period, which did not recur in the 2019 period, and lower corporate sponsorship revenues compared to the 2018 period.

Net income for the nine months ended September 30, 2019 was $2.4 million compared to a net loss of $37.7 million for the nine months ended September 30, 2018. This $40.1 million change primarily reflects a net gain on debt extinguishment of $24.8 million, insurance recoveries of $4.5 million, and impairment of assets of $34.3 million recorded in the nine months ended September 30, 2018, which did not recur in the 2019 period, partially offset by: (a) a $10.3 million decrease in Same Store NOI, including a $6.6 million decrease in lease termination revenues; (b) a $5.5 million decrease in Non Same Store NOI; (c) a $5.4 million increase in general and administrative expenses, primarily due to a $3.9 million decrease in capitalized leasing costs as a result of the adoption of ASC 842 effective January 1, 2019; (d) $2.0 million decrease in other income primarily due to historic tax credit revenues recorded in the 2018 period, which did not recur in the 2019 period, and lower corporate sponsorship revenues and lower fees from management and leasing fees provided to third-parties compared to the 2018 period; and (e) a $1.5 million impairment of a land parcel recorded in the nine months ended September 30, 2019.

See “Non-GAAP Supplemental Financial Measures—Net Operating Income” for the definitions and additional discussion about Net Operating Income, Same Store NOI and Non Same Store NOI, which are non-GAAP measures.

The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		% Change 2018 to 2019	Nine Months Ended September 30,		% Change 2018 to 2019
(in thousands of dollars)	2019	2018		2019	2018
Real estate revenue	$80,876	$86,389	(6)%	$246,629	$262,904	(6)%
Property operating expenses	(34,165)	(34,700)	(2)%	(103,056)	(105,464)	(2)%
Other income	498	1,714	(71)%	1,440	3,454	(58)%
Depreciation and amortization	(31,236)	(33,119)	(6)%	(98,085)	(100,505)	(2)%
General and administrative expenses	(10,605)	(8,441)	26%	(33,419)	(27,969)	19%
Provision for employee separation expenses	(218)	(561)	(61)%	(1,078)	(956)	13%
Insurance recoveries, net	2,878	-	0%	4,494	-	0%
Project costs and other expenses	(80)	(214)	(63)%	(267)	(465)	(43)%
Interest expense, net	(15,534)	(15,181)	2%	(46,986)	(46,064)	2%
Gain on debt extinguishment, net	29,600	-	0%	24,832	-	0%
Impairment of assets	-	-	0%	-	(34,286)	(100)%
Impairment of development land parcel	-	-	0%	(1,464)	-	0%
Equity in income of partnerships	1,531	2,477	(38)%	6,136	8,186	(25)%
Gain on sales of real estate by equity method investee	-	-	0%	553	2,773	(80)%
Gain on sales of real estate, net	1,171	-	0%	2,684	748	259%
Adjustment to gain on sales of interests in non operating real estate	-	-	0%	-	(25)	(100)%
Net income (loss)	$24,716	$(1,636)	(1,611)%	$2,413	$(37,669)	(106)%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Contractual lease payments:
Base rent	$53,688	$56,371	$163,676	$167,715
CAM reimbursement income	10,816	11,087	33,365	33,888
Real estate tax income	9,114	10,069	27,494	29,998
Percentage rent	772	646	935	902
Lease termination revenue	11	45	480	7,166
	74,401	78,218	225,950	239,669
Less: credit losses	(1,091)	-	(2,282)	-
Lease revenue	73,310	78,218	223,668	239,669
Expense reimbursements	5,364	5,677	15,342	16,307
Other real estate revenue	2,202	2,494	7,619	6,928
Total real estate revenue	$80,876	$86,389	$246,629	$262,904

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

Real estate revenue decreased by $5.5 million, or 6%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to:

•

a decrease of $1.6 million at non same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an out parcel during the three months ended June 30, 2019;

•

an increase of $1.1 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $0.3 million in the three months ended September 30, 2018. Credit losses during the three months ended September 30, 2019 were adversely impacted by one tenant bankruptcy impacting thirteen stores (11 stores at wholly owned properties and two stores at joint venture properties);

•

a decrease of $1.0 million in same store base rent due to a $1.1 million decrease related to tenant bankruptcies in 2018 and 2019, partially offset by $0.1 million from net new store openings over the previous twelve months;

•	a decrease of $0.7 million at Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $0.6 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “Property Operating Expenses”);

•	a decrease of $0.2 million in same store other real estate revenue primarily due to a decrease in corporate sponsorship revenue; and

•	a decrease of $0.2 million in same store tenant utility reimbursements due to a combination of lower tenant electric usage and lower occupancy at some properties.

Real estate revenue decreased by $16.3 million, or 6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to:

•

a decrease of $6.1 million in same store lease termination revenue, including $6.5 million from the termination of leases with three tenants during the nine months ending September 30, 2018, partially offset by $0.3 million received from two tenants during the nine months ended September 30, 2019;

•

a decrease of $4.3 million at non same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during the nine months ended September 30, 2019;

•

an increase of $1.9 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were in included in other property operating expenses and were $1.8 million in the nine months ended September 30, 2018;

•

a decrease of $1.6 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “Property Operating Expenses”);

•	a decrease of $1.3 million at Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•	a decrease of $0.5 million in same store tenant utility reimbursements due to a combination of lower tenant usage and lower occupancy at some properties;

•	a decrease of $0.3 million in same store other real estate revenue primarily due to a decrease in corporate sponsorship revenue; and

•

a decrease of $0.1 million in same store common area expense reimbursements, resulting from an increase of $1.9 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $2.0 million due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; partially offset by

•

an increase of $0.2 million in same store base rent due to $2.1 million from net new store openings over the previous twelve months, partially offset by a $1.9 million decrease related to tenant bankruptcies in 2018 and 2019.

Property operating expenses

Property operating expenses decreased by $0.5 million, or 2%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to:

•

a decrease of $0.3 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $0.3 million in the three months ended September 30, 2018;

•	a decrease of $0.3 million at non same store properties Valley View Mall and Exton Square Mall primarily due a decrease in real estate tax expense due to a lower tax assessment;

•	a decrease of $0.3 million in same store tenant utility expense due to a combination of lower tenant electric usage and electric rates;

•	a decrease of $0.2 million in same store marketing expense; and

•	a decrease of $0.1 million in same store property legal expense; partially offset by

•

an increase of $0.4 million in same store common area maintenance expense, including increases of $0.1 million in housekeeping expense, $0.1 million in loss prevention expense and $0.1 million in insurance expense; and

•	an increase of $0.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $2.4 million, or 2%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to:

•

a decrease of $1.8 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $1.8 million in the nine months ended September 30, 2018;

•

a decrease of $0.7 million at non same store properties Valley View Mall and Exton Square Mall primarily due to a decrease in real estate tax expense due to a lower tax assessment and a decrease in tenant electric expense;

•	a decrease of $0.5 million in same store marketing expense;

•	a decrease of $0.4 million in same store tenant utility expense due to a combination of lower tenant electric usage and electric rates;

•	a decrease of $0.2 million in same store property legal expense; and

•	a decrease of $0.2 million at Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019; partially offset by

•	an increase of $1.0 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•

an increase of $0.8 million in same store common area maintenance expense, including increases of $0.4 million in loss prevention expense, $0.2 million in insurance expense and $0.1 million in repairs and maintenance expense.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.9 million, or 6%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to:

•	a decrease of $1.0 million at two properties that have a lower asset base resulting from impairment charges during 2018; and

•

a decrease of $0.8 million at Wyoming Valley Mall due to a lower asset base resulting from an impairment charge during 2018. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by the Mall on September 26, 2019.

Depreciation and amortization expense decreased by $2.4 million, or 2%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to:

•	a decrease of $2.9 million at two properties that have a lower asset base resulting from impairment charges during 2018; and

•

a decrease of $1.5 million at Wyoming Valley Mall due to a lower asset base resulting from an impairment charge during 2018. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by the Mall on September 26, 2019; partially offset by

•

an increase of $2.0 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 26%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 now being recorded as period costs under ASC 842 and included in general and administrative expenses. For the three months ended September 30, 2018, we capitalized $1.6 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the three months ended September 30, 2019. Incentive compensation expenses also increased by $0.4 million, primarily due to higher costs related to equity compensation plans.

General and administrative expenses increased by $5.4 million, or 19%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 now being recorded as period costs under ASC 842 and included in general and administrative expenses. For the nine months ended September 30, 2018, we capitalized $3.9 million of internal leasing and legal salaries and benefits. No such costs were capitalized for the nine months ended September 30, 2019. Incentive compensation expenses also increased by $0.9 million.

Interest expense

Interest expense increased by $0.3 million, or 2%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to higher weighted average interest rates and higher weighted average debt balances. Our weighted average effective borrowing rate was 4.28% for the three months ended September 30, 2019 compared to 4.21% for the three months ended September 30, 2018. Our weighted average debt balance was $1,700.0 million for the three months ended September 30, 2019, compared to $1,614.2 million for the three months ended September 30, 2018.

Interest expense increased by $0.9 million, or 2%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to higher weighted average interest rates and higher weighted average debt balances, partially offset by greater amounts of capitalized interest in 2019. Our weighted average effective borrowing rate was 4.26% for the nine months ended September 30, 2019 compared to 4.16% for the nine months ended September 30, 2018. Our weighted average debt balance was $1,687.4 million for the nine months ended September 30, 2019, compared to $1,615.0 million for the nine months ended September 30, 2018.

Impairment of Assets

Impairment of development land parcel for the nine months ended September 30, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida. There was no impairment of development land parcel for the nine months ended September 30, 2018, or the three months ended September 30, 2019 and 2018, respectively.

There was no impairment of assets for the nine months ended September 30, 2019. Impairment of assets for the nine months ended September 30, 2018 consisted of $32.2 million in connection with Wyoming Valley Mall, Wilkes-Barre, Pennsylvania and $2.1 million in connection with sale negotiations with a prospective buyer of a land parcel in Gainesville, Florida. There was no impairment of assets for the three months ended September 30, 2019 and 2018, respectively.

Equity in income of partnerships

Equity in income of partnerships decreased by $1.0 million, or 39%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to lower lease revenue in 2019 at Same Store properties.

Equity in income of partnerships decreased by $2.1 million, or 25%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower lease revenue in 2019 following the sale of an office condominium unit at Fashion District Philadelphia in the first quarter of 2018 and higher lease termination revenue in the nine months ended September 30, 2018.

Gain on debt extinguishment, net

In March 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

In September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019.  As a result of the transfer, having previously recognized an asset impairment loss of approximately $32.2 million on the value of the property, we recorded a gain on extinguishment of debt of $29.6 million during the three months ended September 30, 2019.

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

In July 2019, we sold an outparcel located at Valley View Mall in La Crosse, Wisconsin for total consideration of $1.4 million.  In connection with this sale, we recorded a gain of $1.2 million.

Gain on sale of real estate was $0.7 million in the nine months ended September 30, 2018, resulting from the sale of an outparcel at Magnolia Mall in Florence, South Carolina.

NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES

Overview

The preceding discussion analyzes our financial condition and results of operations in accordance with generally accepted accounting principles, or GAAP, for the periods presented. We also use Net Operating Income (“NOI”) and Funds from Operations (“FFO”), which are non-GAAP financial measures, to supplement our analysis and discussion of our operating performance:

•

We believe that NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. When we use and present NOI, we also do so on a same store (“Same Store NOI”) and non same store (“Non Same Store NOI”) basis to differentiate between properties that we have owned for the full periods presented and properties acquired, sold, under redevelopment or designated as non-core during those periods. Furthermore, our use and presentation of NOI combines NOI from our consolidated properties and NOI attributable to our share of unconsolidated properties in order to arrive at total NOI. We believe that this is also helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP as equity in income of partnerships. See “Unconsolidated Properties and Proportionate Financial Information” below.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, insurance recoveries, employee separation expenses, interest expense, depreciation and amortization, impairment of assets, gains/ adjustment to gains on sale of interest in non operating real estate, gain on sale of interest in real estate by equity method investee, gains/ losses on sales of interests in real estate, net, gain or loss on debt extinguishment, and project costs and other expenses. We believe that net income is the most directly comparable GAAP measure to NOI.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired, disposed, under redevelopment or designated as non-core during the periods presented. In 2018, Wyoming Valley Mall was designated as non-core and subsequently conveyed to the lender of the mortgage loan secured by that property in September 2019. In 2019, Exton Square and Valley View Malls were designated as non-core and are excluded from Same Store NOI. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Net income (loss)	$24,716	$(1,636)	2,413	(37,669)
Other income	(498)	(1,714)	(1,440)	(3,454)
Depreciation and amortization	31,236	33,119	98,085	100,505
General and administrative expenses	10,605	8,441	33,419	27,969
Insurance recoveries, net	(2,878)	-	(4,494)	-
Provision for employee separation expenses	218	561	1,078	956
Project costs and other expenses	80	214	267	465
Interest expense, net	15,534	15,181	46,986	46,064
Impairment of assets	-	-	-	34,286
Impairment of development land parcel	-	-	1,464	-
Equity in income of partnerships	(1,531)	(2,477)	(6,136)	(8,186)
Gain on debt extinguishment, net	(29,600)	-	(24,832)	-
Gain on sales of real estate by equity method investee	-	-	(553)	(2,773)
Adjustment to gain on sales of interests in real estate, net	-	-	-	25
Gain on sales of interests in real estate, net	(1,171)	-	(2,684)	(748)
NOI from consolidated properties	$46,711	$51,689	$143,573	$157,440

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Equity in income of partnerships	$1,531	$2,477	$6,136	$8,186
Other income	(24)	(12)	(46)	(35)
Depreciation and amortization	2,403	2,132	6,453	6,518
Interest and other expenses	2,823	2,713	8,414	8,090
NOI from equity method investments at ownership share	$6,733	$7,310	$20,957	$22,759

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended September 30, 2019 and 2018:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$43,858	$46,888	$2,853	$4,801	$46,711	$51,689
NOI from equity method investments at ownership share	7,029	7,351	(296)	(41)	6,733	7,310
Total NOI	50,887	54,239	2,557	4,760	53,444	58,999
Less: lease termination revenue	55	252	-	14	55	266
Total NOI excluding lease termination revenue	$50,832	$53,987	$2,557	$4,746	$53,389	$58,733

Total NOI decreased by $5.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to (a) a $3.5 million decrease in Same Store NOI and (b) a decrease of $2.3 million in Non Same Store NOI. The decrease in Same Store NOI primarily is due to lost revenues from bankrupt tenants and associated write-offs of pre-petition tenant receivables. The decrease in NOI from Non Same Store properties is due to lower NOI contributions from Valley View and Wyoming Valley Malls, resulting from anchor closings and related co-tenancy revenue adjustments for tenants still in occupancy, lost revenues from bankrupt tenants and the sale of the Whole Foods parcel at Exton Square Mall in the first quarter of 2019. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the nine months ended September 30, 2019 and 2018:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$133,210	$142,237	$10,363	$15,203	$143,573	$157,440
NOI from equity method investments at ownership share	21,148	22,280	(191)	479	20,957	22,759
Total NOI	154,358	164,517	10,172	15,682	164,530	180,199
Less: lease termination revenue	513	7,066	17	577	530	7,643
Total NOI excluding lease termination revenue	$153,845	$157,451	$10,155	$15,105	$164,000	$172,556

Total NOI decreased by $15.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to (a) a $10.3 million decrease in Same Store NOI and (b) $5.5 million in Non Same Store NOI. The decrease in Same Store NOI primarily is due to $6.6 million of lower lease termination revenues, $3.5 million of lower revenues from bankrupt tenants and associated write-offs of pre-petition tenant receivables, partially offset by a $2.0 million contribution from anchor replacement tenants and other factors. The decrease in NOI from Non Same Store properties is primarily due lower NOI contributions from Valley View and Wyoming Valley Malls, resulting from anchor closings and related co-tenancy revenue adjustments for tenants still in occupancy, lost revenues from bankrupt tenants and the sale of the Whole Foods parcel at Exton Square Mall in the first quarter of 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended September 30, 2019 and 2018, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$24,716	$(1,636)	$2,413	$(37,669)
Depreciation and amortization on real estate:
Consolidated properties	30,948	32,764	97,126	99,428
PREIT’s share of equity method investments	2,402	2,132	6,453	6,518
Gain on sales of real estate by equity method investee	-	-	-	(2,773)
Gain on sales of interest in real estate, net	(1,171)	-	(2,684)	(748)
Impairment of assets	-	-	-	34,286
Preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Funds from operations attributable to common shareholders and OP Unit holders	50,052	26,417	82,777	78,511
Gain on debt extinguishment, net	(29,600)	-	(24,832)	-
Accelerated amortization of financing costs	-	-	-	363
Impairment of development land parcel	-	-	1,464	-
Provision for employee separation expense	218	561	1,078	956
Insurance recoveries, net	(2,878)	-	(4,494)	-
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$17,792	$26,978	$55,993	$79,830
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.63	$0.34	$1.05	$1.00
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.23	$0.35	$0.71	$1.02
Weighted average number of shares outstanding	76,492	69,803	74,771	69,718
Weighted average effect of full conversion of OP Units	2,023	8,273	3,625	8,273
Effect of common share equivalents	332	38	375	272
Total weighted average shares outstanding, including OP Units	78,847	78,114	78,771	78,263

FFO attributable to common shareholders and OP Unit holders was $50.1 million for the three months ended September 30, 2019, an increase of $23.6 million, or 89.5%, compared to $26.4 million for the three months ended September 30, 2018.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.63 and $0.34 for the three months ended September 30, 2019 and 2018, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.23 and $0.35 for the three months ended September 30, 2019 and 2018, respectively.

FFO attributable to common shareholders and OP Unit holders was $82.8 million for the nine months ended September 30, 2019, an increase of $4.3 million or 5.4%, compared to $78.5 million for the nine months ended September 30, 2018.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.05 and $1.00 for the nine months ended September 30, 2019 and 2018, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.71 and $1.02 for the nine months ended September 30, 2019 and 2018, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital, net cash provided by operations, borrowings under our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility, and asset sales, including the sale of land parcels to third parties for multifamily and hotel developments. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for the nine months ended September 30, 2019 were $70.6 million, based on distributions of $1.3827 per Series B Preferred Share, $1.3500 per Series C Preferred Share, $1.2891 per Series D Share, and $0.63 per common share and OP Unit.

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

LIBOR Alternative

In July 2017, the Financial Conduct Authority (“FCA”), which is the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has identified the Secured Overnight Financing Rate ("SOFR") as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change, perhaps substantially. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, and derivative instruments tied to LIBOR could also be affected if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if a requisite number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

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

We are subject to certain financial covenants under the terms of the Credit Agreements. As of September 30, 2019, we were in compliance with all financial covenants in the Credit Agreements. See Note 4 in the notes to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of September 30, 2019, we had borrowed $550.0 million under the Term Loans and $213.0 million was outstanding under our 2018 Revolving Facility. Pursuant to certain covenants in the 2018 Revolving Facility, the unused portion of the 2018 Revolving Facility that was available to us as of September 30, 2019 was $80.7 million.

Interest Rate Derivative Agreements

As of September 30, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $796.1 million, maturing on various dates through May 2023 and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date of June 2020 and a maturity date of May 2023.

Mortgage Loan Activity

We received a notice of transfer of servicing, dated July 9, 2018, from the special servicer for the mortgage loan secured by Wyoming Valley Mall, which had a balance of $72.8 million as of September 26, 2019. Our subsidiary that was the borrower under the loan also received a notice of default on the loan from the lender, dated December 14, 2018. The loan was subject to a cash sweep arrangement as a result of an anchor tenant trigger event. We had entered into an agreement with the lender to jointly market the property for sale for a stipulated period of time. The property did not sell and we conveyed the property to the lender by deed in lieu of foreclosure on September 26, 2019.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We satisfied this requirement in August 2019.

Mortgage Loans

As of September 30, 2019, our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at September 30, 2019. Three of our mortgage loans bear interest at variable rates, a portion of which have been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 3.75% at September 30, 2019. The weighted average interest rate of all consolidated mortgage loans was 3.99% at September 30, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2019:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Principal payments	$70,090	$4,270	$34,962	$20,047	$10,811
Balloon payments	836,579	—	215,946	409,288	211,345
Total	$906,669	$4,270	$250,908	$429,335	$222,156
Less: unamortized debt issuance costs	2,028
Carrying value of mortgage notes payable	$904,641

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2019 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2019	2020-2021	2022-2023	Thereafter
Mortgage loan principal payments	$906,669	$4,270	$250,908	$429,335	$222,156
Term Loans	550,000	—	250,000	—	300,000
2018 Revolving Facility	213,000	—	—	—	213,000
Interest on indebtedness(1)(2)	204,770	16,305	122,189	50,953	15,323
Operating leases	2,191	144	579	1,468	-
Ground leases	55,246	337	3,304	3,168	48,437
Development and redevelopment commitments(3)	97,655	59,064	38,591	—	—
Total	$2,029,531	$80,120	$665,571	$484,924	$798,916

(1)	Includes payments expected to be made in connection with interest rate swaps.
(2)	For interest payments associated with variable rate debt, these amounts are based on the rates in effect on September 30, 2019.
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

CASH FLOWS

Net cash provided by operating activities totaled $79.7 million for the nine months ended September 30, 2019 compared to $94.2 million for the nine months ended September 30, 2018. This decrease was due to lower NOI from Same Store and Non Same Store properties and higher general and administrative expenses primarily due to the change from the new lease accounting standard which requires the expensing of certain leasing costs that were permitted to be capitalized under the previous standard, and changes in working capital between periods, among other factors.

Cash flows used in investing activities were $87.9 million for the nine months ended September 30, 2019 compared to cash flows provided by investing activities of $0.1 million for the nine months ended September 30, 2018. Cash flows provided by investing activities for the nine months ended September 30, 2019 included $44.2 million of proceeds from asset sales including the sale of two land parcels and two outparcels, the sale of a mortgage loan and cash distributions of proceeds from real estate sold by an equity method investee, as well as $7.0 million of insurance proceeds, and $25.0 million of distributions from the draws under our expanded Fashion District Philadelphia term loan. Cash flows used in investing activities included additions to construction in progress of $86.2 million, investments in partnerships of $55.2 million (primarily at Fashion District Philadelphia), and real estate improvements of $21.2 million (primarily related to ongoing improvements at our properties).

Cash flows provided by investing activities for the nine months ended September 30, 2018 included $123.0 million of distributions from our Fashion District Philadelphia term loan and $19.7 million of proceeds from our share of the sale of the condominium space at 907 Market Street, partially offset by additions to construction in progress of $51.3 million, investments in partnerships of $47.1 million (primarily at Fashion District Philadelphia), and real estate improvements of $23.9 million (primarily related to ongoing improvements at our properties).

Cash flows used in financing activities were $6.4 million for the nine months ended September 30, 2019 compared to cash flows used in financing activities of $96.3 million for the nine months ended September 30, 2018. Cash flows used in financing activities for the first nine months of 2019 included aggregate dividends and distributions of $70.6 million, principal installments on mortgage loans of $12.8 million, and $71.2 million used to defease the mortgage loans secured by Capital City Mall and the release of escrow funds relating to the conveyance of the mortgage loan secured by Wyoming Valley Mall to the lender, partially offset by $148.0 million of net borrowings under our 2018 Revolving Facility.

Cash flows used in financing activities for the first nine months of 2018 included $16.0 million of net repayments on our 2013 Revolving Facility, aggregate dividends and distributions of $70.1 million, and principal installments on mortgage loans of $14.2 million, partially offset by $10.2 million of borrowing secured by Viewmont Mall.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2019, our consolidated debt portfolio consisted of $904.6 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 4.00% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 4.00%. As of September 30, 2019, $213.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 3.60%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.08% at September 30, 2019. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 3.75% at September 30, 2019. The weighted average interest rate of all consolidated mortgage loans was 3.99% at September 30, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2019	$3,850	4.09%	$420		4.40%
2020	42,581	5.01%	1,680	(2)	4.40%
2021	15,745	4.01%	440,902	(2)	4.10%
2022	302,539	3.96%	279,912	(2)	3.34%
2023 and thereafter	282,040	4.04%	300,000		4.00%

(1)	Based on the weighted average interest rates in effect as of September 30, 2019.
(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 4.00% as of September 30, 2019.

As of September 30, 2019, we had $1,022.9 million of variable rate debt. Also, as of September 30, 2019, we had entered into interest rate swap agreements outstanding with an aggregate weighted average interest rate of 1.85% on a notional amount of $796.1 million maturing on various dates through May 2023 and forward starting interest rate swap agreements with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020 and a maturity date in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2019 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $40.7 million at September 30, 2019. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $42.3 million at September 30, 2019. Based on the variable rate debt included in our debt portfolio at September 30, 2019, a 100 basis point increase in interest rates would have resulted in an additional $2.3 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $2.3 million annually.

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

Because the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, and have concluded as follows:

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

As of September 30, 2019, we had $1,022.9 million of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $796.1 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $175.1 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

Furthermore, the expected discontinuation of LIBOR after 2021 and the transition away from LIBOR presents various risks and challenges, including with respect to our borrowings and hedging arrangements that rely on the LIBOR benchmark. Various parties are working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.  We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. To the extent that our contracts that rely on the LIBOR benchmark do not provide for replacement rates, we may seek to amend such contracts. While we are focused on effective planning for the phase-out of LIBOR, the transition may divert management attention and could have other adverse consequences for us, including on our interest rates for current and future indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2019 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	—	$—	—	$—
August 1 - August 31, 2019	—	—	—	—
September 1 -September 30, 2019	—	—	—	—
Total	—	$—	—	$—

ITEM 6. EXHIBITS.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Filed herewith

**	Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 4, 2019
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer