Form 10-K
period 2019-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2020-03-16
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Commerce Square 2005 Market Street, Suite 1000 Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	PEI	New York Stock Exchange
Series B Preferred Shares, par value $0.01 per share	PEIPrB	New York Stock Exchange
Series C Preferred Shares, par value $0.01 per share	PEIPrC	New York Stock Exchange
Series D Preferred Shares, par value $0.01 per share	PEIPrD	New York Stock Exchange

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

The aggregate market value, as of June 30, 2019, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $489.5 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 6, 2020, 78,528,350 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A relating to its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;
•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•	our ability to maintain and increase property occupancy, sales and rental rates;
•	increases in operating costs that cannot be passed on to tenants;
•	the effects of online shopping and other uses of technology on our retail tenants;
•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;
•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;
•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;
•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any dispositions of assets;
•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio and our ability to remain in compliance with our financial covenants under our debt facilities;
•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;
•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and
•	potential dilution from any capital raising transactions or other equity issuances.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Except as the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Annual Report on Form 10-K to “PREIT Associates” or to the “Operating Partnership” refer to PREIT Associates, L.P.

PART I

ITEM 1.     BUSINESS.

OVERVIEW

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.2 million square feet, of which we own 12.1 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and excluding properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia. “Core Malls” excludes these properties as well as power centers and Gloucester Premium Outlets. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia, our recently redeveloped property owned with our 50/50 joint venture partner, the Macerich Company (“Macerich”), opened on September 19, 2019. The partnership continues to progress through the lease-up phase of the project with stabilization of the project expected after the anticipated opening of several key tenants in 2020. We are currently forecasting stabilization in the first half of 2021.

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things. In recent years, we have increased the portion of our mall properties that is leased to non-traditional mall tenants. Approximately 24% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion.

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

The largest core mall in our retail portfolio is 1.4 million square feet and contains 172 stores, and the smallest core mall is 0.5 million square feet and contains 80 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2019, 75% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.2% to 33.3%, with approximately 90% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.

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

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of non-anchor mall tenants occupying spaces under 10,000 square feet in size, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales per square foot that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, most of our malls would be classified as Class A or Class B properties. The classification of a mall can change, and one of the goals of our current property strategic plans and remerchandising programs is to increase the average sales per square foot of certain of our properties and correspondingly increase their rental income and cash flows, and thus potentially their class, in order to maximize the value of the property. The malls that we have sold pursuant to the strategic property disposition program we commenced in 2012 generally have been Class C properties.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•	Raising capital by monetizing embedded value in the portfolio to enhance our liquidity position and reducing debt and leverage to improve the balance sheet;
•	Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

•	Improving the operating results of our properties; and

•	Taking steps to position the Company for future growth opportunities.

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

Liquidity. As of December 31, 2019, our consolidated balance sheet reflected $12.2 million in cash and cash equivalents. We believe that this amount and our net cash provided by operations, together with the available credit under the 2018 Revolving Facility (assuming continued compliance with the financial covenants thereunder) and other sources of capital, provide sufficient liquidity to meet our liquidity requirements in the short term.

Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, during 2019 we sold a mortgage note secured by Wiregrass Commons in Dothan, Alabama, two non-income producing undeveloped properties, and five outparcels, including the Whole Foods at Exton, generating aggregate proceeds of $50.4 million. Since we began our disposition program in 2012, we have sold 17 malls, four power centers, two street retail properties, three office properties and several land parcels and other real estate assets for a total of $886.6 million. The proceeds generated from these sales were reinvested in our existing redevelopment program or used to repay debt. In September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. In January 2020, we sold the REI outparcel at Woodland Mall to Four Corners Property Trust (“FCPT”). We are currently under contract to sell ten additional outparcels to FCPT and expect to close the transactions in the first half of 2020. We have executed agreements of sale for two hotel sites at our malls that we expect to close in 2020. Additionally, in 2020, we entered into an agreement of sale for the sale and leaseback of five properties and executed agreements of sale for land parcels for anticipated multifamily development at seven sites on, or adjacent to, our mall properties.

We expect to continue to look for opportunities to sell non-core assets, including land parcels, to residential, hotel and office developers at some of our mall properties.

Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio

Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its Net Operating Income, or “NOI” (a non-GAAP measure; as defined below) from higher productivity properties and from properties located in major metropolitan markets. We hold ownership interests in 10 properties in the Philadelphia metro area, four properties in the Washington, D.C. metro area and one property in the Boston-Providence metro area. One method we have used and continue to use for raising the level of quality of our portfolio is disposing of assets that had certain economic features, such as sales productivity or occupancy levels below the average for our portfolio and significantly lower expected income due to anchor closures. In 2018, we designated the following two properties as non core malls (“Non Core Malls”) (1) Exton Square Mall, because we have completed the first phase of a redevelopment with the opening of Whole Foods and the sale of a land parcel to a multifamily developer as part of our densification effort (as discussed below) and as we consider the possible inclusion of other non-retail uses on the site; and (2) Valley View Mall, which currently has three vacant anchors and where we are evaluating strategic options for the property. A third Non Core Mall, Wyoming Valley Mall, was conveyed to the lender of the mortgage loan secured by that property in 2019.

Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to make the properties more attractive to customers and retailers, which we expect to lead to increases in shopper traffic, sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and require the investment of capital. We give redevelopment priority to properties in our portfolio that are of a higher quality and where we anticipate the redevelopment can be economically transformative. Our property redevelopments focus primarily on anchor replacement and remerchandising. We believe these activities will position us to optimize our financial returns.

The table below sets forth our property redevelopment summary as of December 31, 2019.

Name of Project and Location	Total Project Cost (1) (in millions)	PREIT's Investment to Date (in millions)	Targeted Return on Incremental Investment	Construction Start Date	Expected Construction Completion	Stabilization Year	Percentage Leased or Negotiating

Woodland Mall
Grand Rapids, MI	$94-95	$90.9	5.0-6.0%	2017	2019	2021	89%

Upgrade of existing tenant mix including: 90,000 square foot Von Maur, new-to-market tenants: Urban Outfitters, The Cheesecake Factory and Black Rock Bar & Grill along with additional high quality retail, replacing a former Sears store. Black Rock Bar & Grill opened Q3 2019.

Anchor replacements:
Dartmouth Mall
Dartmouth, MA	$12-13	$4.8(2)	4.0-8.0%(3)	2019	2020	2021	49%
Includes Burlington as lead replacement for Sears as well as several outparcel opportunities.

Valley Mall
Hagerstown, MD	$23-24	$17.1	6.0-7.0%	2019	2020	2020	68%
Includes DICK'S Sporting Goods as replacement for Sears as well as other tenant opportunities.

Willow Grove Park Mall
Willow Grove, PA	$27-28	$31.4	7.5-8.0%	2018	2020	2021	82%
Addition of Studio Movie Grill, offering movies and in-theater dining, with other dining and entertainment tenants planned in former JC Penney box.

(1)	PREIT's projected shares of costs are net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2)	Excludes $5.0 million of initial direct costs included in deferred costs and other assets in the consolidated balance sheet. Total project costs include a pro rata share of such initial direct costs.
(3)

High end of targeted return on incremental investment includes revenues from additional inline stores and outparcel opportunities. Additional capital expenditures will be required to achieve these returns.

Densification. We seek to maximize the value of our retail properties by adding other uses where appropriate. We believe that by incorporating residential, hotel or office uses into some of our retail properties, we will increase the value of those properties. The addition of other property types to our sites may provide synergies to both the retail and non-retail uses. The presence of residents, hotel guests or office workers in close proximity to the retail center may result in additional visits to the retail property. In November 2018, we sold a four acre parcel at Exton Square Mall where construction of the first phase of multifamily residences consisting of 348 units, is nearing completion. The lease-up phase is expected to commence in the first half of 2020. We have executed agreements of sale for two hotel sites at our malls that we expect to close in 2020. In 2020, we entered into agreements of sale for the sale and leaseback of five properties and executed agreements of sale for land parcels for anticipated multifamily development at seven sites on, or adjacent to, our mall properties.

Since 2014, we, along with our 50/50 joint venture partner, Macerich, have been engaged in a redevelopment of Fashion District Philadelphia (formerly The Gallery). In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. Fashion District Philadelphia is in a key location in central Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites.

In January 2018, we along with Macerich, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018. In July 2019, the FDP Term Loan was modified to increase the maximum total potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws.

An important aspect of any redevelopment project, including the redevelopment of Fashion District Philadelphia, is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be relocated or closed as space for the redevelopment is aggregated, which affects overall tenant sales and rental rates. As Fashion District Philadelphia was being redeveloped, occupancy, sales and NOI decreased from their levels prior to the commencement of the redevelopment. We expect those trends to reverse as the newly constructed space is completed, leased and occupied. On September 19, 2019, Fashion District Philadelphia, an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street, opened. Joining Century 21 and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi-offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M opened Philadelphia flagship stores at the property. Fashion District is expected to have additional tenant openings throughout 2020 and 2021. Through December 31, 2019 we had incurred costs of $175.4 million relating to our share of the development costs of the project.

Mall-Specific Plans. We seek to unlock value in our portfolio through a variety of targeted efforts at our properties. We believe that certain of our properties, including those in trade areas around major cities or those which are leading properties in secondary markets, can benefit from strategic remerchandising strategies, including, for example, selective re-tenanting of certain spaces in certain properties with higher quality, better-matched tenants. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets by incorporating in-demand uses such as dining, entertainment and fitness, by adding discount, specialty, fast fashion and native internet retailer tenants, and by closing, relocating and right-sizing certain existing mall tenants. Some examples of in-demand tenants include Apple, Urban Outfitters and The Cheesecake Factory. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at such properties. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and NOI.

Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, dining and entertainment options, beauty and fashion purveyors, off-price retail, traditionally online retailers and health and fitness destinations such as Legoland Discovery Center, Peloton, Ulta, HomeSense, Dave & Buster's, Balsam Hill and the 1776 retail incubator, among others, as well as to provide amenities like children’s play areas and mall shopping smartphone apps.

Vacant Anchor Replacements. In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. Since 2012, we have reduced the number of Sears locations from 27 to 5, the number of Macy’s locations from 25 to 14, and the number of J.C. Penney locations from 29 to 14.

From the beginning of 2017 through December 31, 2019, nine department stores within our core portfolio were recaptured or closed. To date, all or a significant portion of these former department stores have tenants that either opened, are currently under construction, or have leases that are executed or near execution.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. We opened Von Maur and Urban Outfitters, on a site formerly occupied by Sears at Woodland Mall and in-line lease-up continues.  At Valley Mall, we opened Onelife Fitness in February to complete the former Macy’s redevelopment and during the year we signed a lease with Dick’s Sporting Goods to occupy the former Sears store at the property. Dick’s Sporting Goods is expected to open in the first quarter of 2020. At Plymouth Meeting Mall, we opened Burlington, Dick’s Sporting Goods, Edge Fitness and Miller’s Ale House in the former Macy’s location, and the last tenant, Michael’s, opened in the first quarter of 2020. We opened Sierra Trading at Moorestown Mall in Moorestown, New Jersey in 2019 and Michael’s opened in the first quarter of 2020.

Construction is underway to open Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We are also moving forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and working with large format prospects for space adjacent to Burlington.

We currently have three vacant anchor positions at Valley View Mall in La Crosse, Wisconsin and during 2019 an additional anchor, Sears, closed at Exton Square Mall in Exton, Pennsylvania and at Dartmouth Mall in Dartmouth, Massachusetts. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. We have been notified by Sears that it plans to close stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina. Sears continues to be financially obligated pursuant to the leases at these locations.

The status of our anchor replacements at our other properties is summarized in the table below.

Property	Former Anchors	GLA (in '000's)	Date Closed	Decommission Date	Replacement Tenant(s)	GLA (in '000's)	Actual/Targeted Occupancy Date
Completed:
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
					Michael's	25	Q1 20
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Yard House	8	Q4 19
Woodland Mall	Sears	313	Q2 17	Q2 17	Black Rock Bar & Grill	9	Q3 19
					Von Maur	87	Q4 19
					Urban Outfitters	8	Q4 19
					Small shops	13	Q4 19
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	40	Q3 19
					Dick's Sporting Goods	58	Q3 19
					Miller's Ale House	8	Q3 19
					Edge Fitness	38	Q4 19
					Michael's	26	Q1 20
In progress:
Valley Mall	Sears	123	Q3 17	Q3 18	Dick's Sporting Goods	59	Q1 20
Willow Grove Park	JC Penney	see above			Studio Movie Grill	49	Q2 20
Dartmouth Mall	Sears	108	Q3 19	Q3 19	Burlington	44	Q1 20

(1)	Property is subject to a ground lease.

Improving the Operating Results of Our Properties

We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.

Occupancy. We continue to work to increase non-anchor and total occupancy in our properties. From 2018 to 2019, total occupancy for our retail portfolio including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement) decreased 10 basis points to 92.6%, and total occupancy at our malls other than the Non-Core Malls and Fashion District Philadelphia, which reopened in 2019 and is expected to stabilize in 2021 (such other malls being called the “Core Malls”) decreased 50 basis points to 95.5%.

In connection with the remerchandising plans at several of our properties, we are seeking or have obtained tenants for new spaces of different types, such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 24% of our mall space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.

Rental Rates and Releasing Spreads. For the year ended December 31, 2019, we generated sales per square foot of $539 from our Core Malls, an increase of 5.6% from 2018. At properties with improved or already higher sales per square foot, these sales levels have helped attract new tenants and helped us retain current tenants that seek to take advantage of the property’s increased productivity. We have worked to capitalize on the increase in, or high level of, sales per square foot by seeking positive rent renewal spreads, including from renewal and new leases following expirations of leases entered into during earlier challenging economic times. In 2019, total renewal spreads increased 2.5% on all non-anchor leases.

As discussed above, since 2012, we have sold 17 low-productivity or underperforming malls. In 2019, we also conveyed Wyoming Valley Mall to the lender of the mortgage secured by the property. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.

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

Taking Steps to Position the Company for Future Growth Opportunities

We are taking steps designed to position the Company to generate future growth. In connection therewith, we have implemented processes designed to ensure strong internal discipline in the use, harvesting and recycling of our capital, and these processes will be applied in connection with proposals to redevelop properties or to reposition properties with a mix of uses, or possibly, in the future, to acquire additional properties.

External Opportunities. Though not currently a primary focus, we may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities will likely involve some use of debt or equity capital.

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

Depending on the nature of the acquisition or development opportunity, we might involve a partner or sell land to a qualified third party, including in connection with projects involving a use other than retail.

In light of the redevelopment and densification opportunities in our existing portfolio and the capital required to complete these investments, together with a limited availability of properties that meet our investment criteria, we are not currently emphasizing external opportunities as part of our growth strategy.

Organic Opportunities. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as entertainment, education, health care, government and childcare, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. Such uses will, we believe, increase traffic and enable us to generate additional revenue and grow the value of the property.

RECENT DEVELOPMENTS

Operating Performance

Our net loss decreased by $113.5 million to a net loss of $13.0 million for the year ended December 31, 2019 from a net loss of $126.5 million for the year ended December 31, 2018. The change in our 2019 results of operations was primarily due to impairment losses in 2018 that did not recur in 2019, partially offset by a $6.7 million decrease in same store lease termination revenue and a $7.6 million decrease in non same store net operating income due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel in 2019.

Funds From Operations (“FFO”), a non-GAAP measure, decreased 6.2% from the prior year, and FFO as adjusted, also a non-GAAP measure, decreased 31.4% from the prior year. Adjustments to FFO included impairment of land parcels in Gainesville, Florida and at Woodland Mall in Grand Rapids, Michigan, provision for employee separation expense, insurance recoveries, and a gain on debt extinguishment. FFO as adjusted per share decreased 31.8% from 2018.

Same Store net operating income (“Same Store NOI”), a non-GAAP measure, decreased 5.5% over the prior year. Same Store NOI, excluding lease termination revenue, decreased 2.5% compared to 2018.

Renewal spreads at our properties decreased 4.8% on non-anchor leases under 10,000 square feet and increased 5.0% for non-anchor leases of at least 10,000 square feet.

Retail portfolio occupancy at December 31, 2019 was 92.6%, a decrease of 10 basis points compared to 2018. Non-anchor occupancy was 91.7%, a decrease of 90 basis points compared to 2018. Core Mall occupancy decreased by 50 basis points to 95.5%. Core Mall non-anchor occupancy was 92.9%, a decrease of 70 basis points.

Sales per square foot at our Core Malls was $539, an increase of 5.6% from 2018, including consolidated and unconsolidated properties.

Descriptions of each non-GAAP measure mentioned above, NOI, Same Store NOI, FFO and FFO, as adjusted, as well as the related reconciliation to the comparable GAAP measures are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Results of Operations—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES.

Financing Activity

We have entered into two credit agreements (collectively, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the 2018 Revolving Facility and (b) the 2018 Term Loan Facility, and (2) the 2014 7-Year Term Loan. The 2014 7-Year Term Loan and the 2018 Term Loan Facility are collectively referred to as the “Term Loans.”

We, along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”) in January 2018. We own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. We and Macerich secured the FDP Term Loan by pledging each of our respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018. In July 2019, the FDP Term Loan was modified to increase the potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws.

Leverage. Our ratio of Total Liabilities to Gross Asset Value under our Credit Agreements increased by 600 basis points from 53.8% at December 31, 2018 to 59.8% as of December 31, 2019.

Mortgage Loan Activity.

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

In March 2019, we defeased a $58.5 million mortgage loan secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We satisfied this requirement in August 2019.

CAPITAL STRATEGY

In support of the business strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity and debt investors and joint venture partners) and funding vehicles (including mortgage loans, commercial loans, sales of properties or interests in properties, and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, all in an effort to enhance our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

We have one wholly-owned property mortgage loan maturing in July 2020. While mortgage interest rates remain relatively low, we intend to continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans.

As part of our capital strategy, in the past, we have taken steps to restructure our debt and credit facilities to align with our needs and goals at such time and we intend to do so going forward.

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

Aggregate borrowings under our $400.0 million senior unsecured revolving credit facility, $300.0 million five-year term loan facility and $250.0 million 7-year term loan may be limited by the Unencumbered Debt Yield covenant included in these loan agreements. The aggregate borrowing capacity, including support for letters of credit, under these facilities is determined by dividing the net operating income (“NOI”) from the Company’s unencumbered properties by 11%. The maximum amount that was available to be borrowed by us under our revolving credit facility as of December 31, 2019 was $30.1 million. As of December 31, 2019, $255.0 million was outstanding under the 2018 Revolving Facility and as of the filing date of this Annual Report on Form 10-K, $289.0 million was outstanding under the 2018 Revolving Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. While currently not available to us, we believe that we will have adequate access to capital to fund the remaining cost of our anchor replacement and redevelopment program, which we currently estimate to be between $130.0 million and $150.0 million. Our ability to manage our obligations under our senior unsecured credit facility and to remain in compliance with the covenants thereunder is critical to maintaining adequate liquidity and access to capital. We regularly engage in discussions with lenders that participate in our senior unsecured credit facility regarding our capital and liquidity resources and liquidity needs in order to explore alternatives and ensure that we will remain in compliance with our financial covenants and have continued access to funding under the facility. In particular, as of the date of the filing of this Annual Report on Form 10-K, we are in active discussions with the banks participating in our credit facilities to modify the terms of those agreements and obtain debt covenant relief.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2019, held a 97.5% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

COMPETITION

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line stores and other tenants. We also compete to acquire land for new site development or to acquire parcels or properties to add to our existing properties. Our malls and our other retail properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from an increasing variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail channels or formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

We are aware of certain past environmental matters at some of our properties. We have, in the past, investigated and, where we consider appropriate, performed remediation of such environmental matters, but we might be required in the future to perform testing relating to these matters or to satisfy requirements for further remediation, or we might incur liability as a result of such environmental matters. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

EMPLOYEES

We had 233 employees at our properties and in our corporate office as of December 31, 2019. None of our employees are represented by a labor union.

INSURANCE

We have comprehensive liability, fire, flood, cyber liability, terrorism, extended coverage and rental loss insurance that we believe is adequate and consistent with the level of coverage that is standard in our industry. We cannot be assured, however, that our insurance coverage will be adequate to protect against a loss of our invested capital or anticipated profits, or that we will be able to obtain adequate coverage at a reasonable cost in the future.

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

CORPORATE HEADQUARTERS

Our principal executive offices are currently located at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania 19103.  In December 2018, we entered into a lease for this office space with Brandywine Realty Trust.  Our lead independent trustee is also a trustee of Brandywine Realty Trust. The lease commenced in late December 2019 and our corporate office reopened on January 2, 2020 at the One Commerce Square location.

Our principal executive offices during 2019 were located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102. We had leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the November and December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter.

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

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Store closings, leasing and construction delays, lease terminations, tenant financial difficulties and tenant bankruptcies have in the past and could in the future adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under some of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales could directly affect our results of operations, and in some cases allow these tenants to cancel their leases pursuant to a sales termination clause. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

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

The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites and the continued expansion of e-commerce generally, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. We have been affected by anchor store closings in the past and cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations, cash flows, and ability to make cash distributions. The closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Approximately 35% of our non-anchor leases expire in 2020 or 2021 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income, cash flows and funds available for distributions.

The current conditions in the economy, including rising interest rates and changes in the means and patterns of consumer behavior, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers, combined in some circumstances with overleveraged retailer balance sheets in recent years has resulted in store closings and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2020 and 2021, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition, results of operations and ability to make distributions to shareholders.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

Currently, we are planning or engaged in redevelopment projects at a number of our properties. Additionally, Fashion District Philadelphia (“FDP”), which is a significant redevelopment project undertaken through our 50/50 joint venture, opened in September 2019, but development is continuing and FDP has not yet stabilized. To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

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

Impairment of long-lived assets is required to be recorded as a noncash operating expense. Our 2019, 2018, and 2017 impairment analyses resulted in noncash impairment charges on long-lived assets of $5.0 million, $137.5 million, and $55.8 million, respectively, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairment.”

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

The benefits of our redevelopment of The Gallery at Market East into Fashion District Philadelphia may not be realized as expected and our financial results could be adversely affected.

We, along with our joint venture partner, The Macerich Company, undertook the significant redevelopment of Fashion District Philadelphia (“FDP”). FDP opened in 2019, but development activities are continuing, occupancy has not yet been fully achieved, and stabilization is currently projected to be realized in 2021. Although FDP is expected to generate a positive contribution and provide for future growth, operating FDP involves a number of risks, including those that are financial and operational in nature. For example, FDP may under-perform relative to our expectations or not perform in accordance with our anticipated timetable or it may place unanticipated demands on our resources.  If we are unable to realize the expected benefits of our investment in this joint venture, our financial results could be adversely affected.

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

•	partners might have or develop business interests or goals that are inconsistent with our business interests or goals;
•	partners might be in a position to take action contrary to our policies or objectives;
•	we might incur liability for the actions of our partners;
•	third-party managers might not be sensitive to publicly-traded company or REIT tax compliance matters; and
•	partners might suffer deterioration in their creditworthiness, making it difficult for the joint venture to obtain financing at favorable rates, or at all.

We face competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites or sites adjacent to our properties, including institutional investors, other REITs and other owner-operators of retail properties. Our efforts to compete for acquisitions are also subject to the terms and conditions and limitations of our Credit Agreements. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and Mario C. Ventresca, Jr., our Chief Financial Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. In March 2020, the Company entered into an employment agreement with Mario C. Ventresca, Jr. to serve as its Chief Financial Officer. We have also entered into an employment agreement with Joseph F. Coradino, our Chief Executive Officer. Each of these individuals could elect to terminate their respective agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally could harm our business and our prospects. Further, if we undertake certain cost-savings and restructuring initiatives in the future, they may be disruptive to our workforce and operations and adversely affect our financial results, because they may impact employee morale and may impair our ability to attract and retain talent.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, information technology system failures (including phishing, ransomware and cyber attacks) and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, including large deductibles or co-payments or caps on coverage amounts. Under federal terrorism risk insurance legislation, the United States government provides reinsurance coverage to insurance companies following a declared terrorism event. There is a generally similar program relating to flood insurance.  If either or both of these programs were no longer in effect, it might become prohibitively expensive, or impossible, to obtain insurance that covers damages or losses from those types of events.  Tenants might also encounter difficulty obtaining coverage.

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

We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $25.0 million per occurrence and $25.0 million in the aggregate over our three year policy term. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

In addition to the costs of remediation, we might incur additional costs to comply with federal, state and local laws relating to environmental protection and human health and safety. There are also various federal, state and local fire, health, life-safety and similar regulations that might be applicable to our operations and that might subject us to liability in the form of fines or damages for noncompliance. The cost described above, individually or in the aggregate, could adversely affect our results of operations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants and vendors involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and attempted intrusions. Our systems are subject to a variety of forms of cyber attacks (including phishing and ransomware attacks) with the objective of gaining unauthorized access to our systems or data or disrupting our operations.  Security breaches have, from time to time, occurred and may occur in the future.  Due to the nature of these attacks, there is a risk that an attack or intrusion remains undetected for a period of time.  Though the cyber attacks we have experienced have not had a material impact on our financial results to date, and we maintain cyber liability insurance coverage, there remains a risk that breaches in security could expose us, our tenants or our employees to a risk of loss, misappropriation of assets that cannot be recovered, or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, regulatory compliance efforts and costs, remediation costs, and litigation and potential liability. Even the most well-protected information remains potentially vulnerable, because the techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources of these attacks, change frequently and are often not recognized until they are launched and have been put in place for a period of time.  Although we make substantial efforts to maintain the security of our networks and related systems, there can be no assurance that our security efforts will be effective or that attempted security breaches would not be successful or damaging. Our efforts include conducting periodic assessments of internal and external threats to and vulnerabilities of our information and technology systems, security controls and processes in place and the effectiveness of our management of cybersecurity risk. The results of these assessments are used to create and implement strategies designed to prevent, detect and respond to cybersecurity threats, and we expect to continue to employ cybersecurity risk mitigation measures, as well as seek to improve and expand such measures.  We expect to continue to dedicate resources to technology and mitigating related risks. We may incur increasing costs to deploy additional personnel and protection technologies, to train employees and engage third-party experts and consultants, or to notify employees, suppliers or the general public as part of our notification obligations. The cost and operational consequences of implementing further data or system protection measures or remediation efforts could be significant. Our processes, procedures and controls to reduce these risks, our increased awareness of the risk of a cyber incident, and our insurance coverage, however, do not guarantee that our financial results would not be materially impacted by a cyber incident.

Our retailer tenants’ businesses also require the collection, transmission and retention of large volumes of shopper and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems. The consequences of cyber attacks perpetrated against our retailer tenants, which may include the misappropriation of assets or sensitive information or an operational disruption, could diminish consumer confidence and spending, result in fines, legal claims or proceedings or other liability, as well as significant remediation costs, any of which could have a material and adverse effect on their financial condition and results of operations and business. This could, in turn, have an adverse effect on our financial condition or results of operations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and are expected to continue to increase in the future. In certain categories, such as books, music, apparel and electronics, online retailing has become a significant proportion of total sales, and has affected retailers and consumers significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers differently than information available in a single physical store with sales associates. Consumers are able to purchase products anytime and anywhere, and are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, customers of certain of our retailers use technology including smartphones to check competitors’ product offerings and prices while in stores evaluating merchandise. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment and returns to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.

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

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, in early 2020, a global outbreak of a novel coronavirus occurred, leading to travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. Fears related to this coronavirus outbreak has impacted, and may continue to impact, shoppers’ willingness to visit our retail properties and the continued spread of the virus has resulted in property shutdowns, and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak could continue to have a material impact.

Changes in one or more of the aforementioned factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations. Many of these factors could also specifically or disproportionately affect one or more of our tenants, which could lead to decreased operating performance, reduce property revenue and affect our results of operations. If the estimated future cash flows related to a particular property are significantly reduced, we may be required to reduce the carrying value of the property.

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

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt and stated value of preferred shares outstanding, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service and dividends on our preferred shares outstanding. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt or reduce, defer or suspend our dividend payments on preferred shares or reduce our dividend payments on common shares below historical rates.

We use a substantial amount of debt and preferred shares outstanding to finance our business. As of December 31, 2019, we had an aggregate consolidated indebtedness of $1,702.8 million, the majority of which consisted of mortgage loans secured by our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $376.3 million as of December 31, 2019. We also had outstanding as of December 31, 2019, in the aggregate, $86.3 million of 7.375% Series B Preferred Shares, $172.5 million of 7.20% Series C Preferred Shares and $125.0 million of 6.875% Series D Preferred Shares.

Our substantial indebtedness and preferred shares outstanding involve significant obligations for the payment of interest, principal and dividends. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our ability to make distributions to shareholders and might lead us to determine to reduce our dividend payments below historical rates, any of which might adversely affect the value of our preferred shares or our common shares.

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

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our existing Credit Agreements, other term loan borrowings or other financing vehicles or arrangements, or by issuing additional preferred shares. We might do so in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes, subject to the terms and conditions of our Credit Agreements, which could exacerbate the risks set forth above.

If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.

The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could restrict our ability to pursue acquisitions, redevelopment and development projects or limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders. We expect the current conditions in the economy and the retail industry to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility was $26.3 million as of December 31, 2019.

As of December 31, 2019, we were in compliance with all the financial covenants in our Credit Agreements. Particularly in light of recent property sales and reduction in our asset base, however, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity. We regularly engage in discussions with lenders that participate in our senior unsecured credit facility regarding our capital and liquidity resources and needs, including to explore alternatives and ensure that we will remain in compliance with our financial covenants and have continued access to funding under the facility, which alternatives may include waivers or amendments. For example, as of the date of the filing of this Annual Report on Form 10-K, we are in active discussions with the banks participating in our credit facilities to modify the terms of those agreements and obtain debt covenant relief. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $255.0 million as of December 31, 2019 and term loans maturing in 2021 with a balance of $550.0 million as of December 31, 2019; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $901.6 million as of December 31, 2019; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business. As a result of the considerations articulated below, management concluded there is substantial doubt about our ability to continue as a going concern.

Although we plan to control costs, sell certain real estate assets and continue to work with the banks participating in our credit facilities to obtain debt covenant relief, there are inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy financial obligations that may arise over the applicable twelve month period. Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends on management’s ability to complete the sale of certain real estate assets, which sales will provide cash, to continue to control costs, and to obtain relief from banks participating in our credit facilities in regards to debt covenants. While controlling costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets and obtaining relief from the lender group through modified debt covenant requirements involve performance by third parties and therefore cannot be considered probable of occurring.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is taking steps to mitigate the associated risks, but we can provide no assurance that cash generated from our operations together with cash received in the future from our various sources of funding will be sufficient to enable us to continue as a going concern.

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

As of December 31, 2019, we had one consolidated mortgage loan with an outstanding balance of $27.4 million with an initial maturity in July 2020 at our consolidated properties. Also, subject to the terms and conditions of our Credit Agreements, we estimate that we will need between $130.0 million and $150.0 million of additional capital to complete our current active anchor replacement and redevelopment projects, including the completion of redevelopment at Fashion District Philadelphia, which opened on September 19, 2019. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

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

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2019, the aggregate fair value of our derivative instruments was an unrealized loss of $11.9 million, which is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of December 31, 2019, we had $1.1 billion of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $795.6 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $175.1 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Furthermore, the expected discontinuation of LIBOR after 2021 and the transition away from LIBOR presents various risks and challenges, including with respect to our borrowings and hedging arrangements that rely on the LIBOR benchmark. Various parties are working on industry wide and company specific transition plans as they relate to derivatives and cash markets exposed to LIBOR.  We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. To the extent that our contracts that rely on the LIBOR benchmark do not provide for replacement rates, we may seek to amend such contracts. While we are focused on effective planning for the phase-out of LIBOR, the transition may divert management attention and could have other adverse consequences for us, including on our interest rates for current and future indebtedness.

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

Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding limited partnership interests (“OP Units”) in PREIT Associates. However, PREIT Associates might, from time to time, issue additional OP Units to third parties in exchange for contributions of property to PREIT Associates in amounts that could, individually or in the aggregate, be substantial. These issuances will dilute our percentage ownership of PREIT Associates. OP Units generally do not carry a right to vote on any matter voted on by our shareholders, although OP Units might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Joseph F. Coradino, our Chairman and Chief Executive Officer, is among the holders of these units.

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

As of December 31, 2019, a small number of institutional shareholders together own or control more than 25% of our outstanding common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares.  The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.

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

We continue to contemplate ways to reduce our leverage through a variety of means available to us, subject to the terms of the Credit Agreements. These means might include obtaining equity capital, including through the issuance of common or preferred equity or equity-related securities if market conditions are favorable. In addition, we might contemplate acquisitions of properties or portfolios, and we might issue equity, in the form of common shares, OP Units or other equity securities in consideration for such acquisitions, potentially in substantial amounts. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the interest of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and might adversely affect the market price of our common shares.

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

In February 2020, our Board of Trustees declared a cash dividend of $0.21 per share, payable in March 2020. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements and other factors that our Board of Trustees deems relevant. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

In addition, the Credit Agreements provide generally that dividends may not exceed the greater of 110% of REIT Taxable Income (as defined in the Credit Agreements) for a fiscal year, or 95% of funds from operations (unless necessary for us to maintain our status as a REIT). We must maintain our status as a REIT at all times.

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

The federal tax legislation that was signed into law on December 22, 2017 (the ‘‘Act’’) made a large quantity of changes to the Internal Revenue Code of 1986 (the “Code”). Among those changes were a significant reduction in the generally applicable corporate income tax rate (from a top corporate rate of 35% to a flat 21% rate), and a reduction in the rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers (in each case, from a top individual rate of 39.6% to a top individual rate of 29.6%) so as to be lower than the rate applicable to other ordinary income recognized by such taxpayers. The Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future require us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Some uncertainties remain as to the effects of these, and other changes made in the Act, both in terms of their direct effects on the taxation of an investment in our common stock and their indirect effects on the value of our assets or market conditions generally.

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

In the normal course of business, certain subsidiaries through which we own real estate have undergone, are currently undergoing or may undergo tax audits. There can be no assurance that the ultimate outcomes of any such audits will not have a material adverse effect on our results of operations.

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.2 million square feet, of which we own 12.1 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019.

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

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Capital City Mall, Camp Hill, PA	100%	616,750	496,750	1974/2005	99.5%	JC Penney, Field & Stream, Macy’s, Dicks Sporting Goods, and Dave & Buster’s
Cherry Hill Mall, Cherry Hill, NJ	100%	1,300,318	821,433	1961/2009	98.3%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	950,987	677,757	1973/2003	88.9%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington, Dick’s Sporting Goods, Home Depot, and Marshalls
Dartmouth Mall, Dartmouth, MA	100%	564,271	424,271	1971/2000	99.6%	JC Penney, Macy’s and AMC
Exton Square Mall, Exton, PA (6)	100%	991,342	810,142	1973/2000	59.2%	Boscov’s, Macy’s, Whole Foods and Round 1
Francis Scott Key Mall, Frederick, MD	100%	754,267	614,934	1978/1991	92.5%	Barnes & Noble, JC Penney, Macy’s, Sears and Value City Furniture
Jacksonville Mall, Jacksonville, NC	100%	494,945	494,945	1981/2008	99.0%	Barnes & Noble, Belk, JC Penney and Sears
Magnolia Mall, Florence, SC	100%	601,589	601,589	1979/2007	99.7%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, JC Penney, Burlington, HomeGoods, and Five Below
Moorestown Mall, Moorestown, NJ	100%	931,971	931,971	1963/2008	93.8%	Boscov’s, Lord & Taylor, Regal Cinema RPX, Sears, HomeSense, Five Below, and Sierra Trading Post
Patrick Henry Mall, Newport News, VA	100%	717,664	433,507	1988/2005	96.8%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA (7)	100%	877,798	877,798	1966/2009	87.5%	AMC Theater, Boscov’s, Legoland Discovery Center, Whole Foods, and Burlington
The Mall at Prince Georges, Hyattsville, MD	100%	923,706	923,706	1959/2004	99.0%	JC Penney, Macy’s, Marshalls, Ross Dress for Less, TJ Maxx and Target
Springfield Town Center, Springfield, VA (7)	100%	1,374,177	984,192	1974/2015	94.2%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	794,794	794,794	1974/1999	99.4%	JC Penney, Tilt, and Belk
Valley View Mall, La Crosse, WI (6)	100%	518,582	405,330	1980/2001	70.7%	Barnes & Noble and JC Penney
Viewmont Mall, Scranton, PA	100%	689,226	549,425	1968/2006	99.7%	JC Penney, Dick’s Sporting Goods/ Field and Stream, HomeGoods and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,035,200	622,079	1982/2001	97.1%	Apple, Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	976,292	564,070	1968/2019	98.7%	Apple, Barnes & Noble, JC Penney, Kohl’s, Macy’s, and Von Maur
Total consolidated mall properties		15,113,879	12,028,693
RETAIL LOCATED AT CONSOLIDATED MALLS
Valley View Center, La Crosse, WI (6)	100%	60,272	60,272	1980/2001	100.0%	Chuck E. Cheese, Dick’s Sporting Goods and Play It Again Sports
Total consolidated other retail properties		60,272	60,272

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non-anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	Property designated as non-core.
(7)	A portion of the underlying land at this property is subject to a ground lease.

Unconsolidated Operating Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Fashion District Philadelphia, Philadelphia, PA(6)	50%	823,648	823,648	1977/2019	65.7%	Century 21, Burlington, AMC, and Round 1
Lehigh Valley Mall, Allentown, PA	50%	1,159,808	952,516	1960/2008	90.4%	Apple, Barnes & Noble, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,719	222,820	1974/1997	91.5%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	368,148	368,148	2015	83.7%	Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	778,190	477,461	2001	97.3%	Barnes & Noble, Giant Food Store, Lowe’s, Ross Dress for Less, Saks off Fifth and Target
The Court at Oxford Valley, Langhorne, PA	50%	704,526	456,903	1996	90.3%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	100.0%	Barnes & Noble, Burlington, Home Depot, HomeGoods and Weis Markets
Total unconsolidated retail properties		4,907,922	3,564,789

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by the unconsolidated partnership, includes space occupied by both anchor and non-anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.
(6)	Property designated as non-core.

The following table sets forth our average annual gross rent per square foot, under the terms of the leases (for consolidated and unconsolidated properties, excluding Fashion District Philadelphia, which opened in September 2019 and is not yet fully stabilized as development work is continuing) for the five years ended December 31, 2019:

Average Gross Rent	2019	2018	2017	2016	2015
Under 10,000 square feet	$57.09	$57.07	$58.09	$56.56	$50.94
Over 10,000 square feet	$20.79	$21.13	$21.17	$21.15	$19.24
All Non-Anchor stores	$39.30	$39.97	$40.88	$40.98	$37.11
Anchor stores	$5.41	$5.05	$5.10	$4.43	$4.49

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2019:

Tenant Name (1)	Number of Stores (2)	GLA (2)	Percent of Total GLA (3)
AMC Entertainment Holdings, Inc.
AMC	3	129,523
Carmike 16	1	60,124
Total AMC Entertainment Holdings, Inc.	4	189,647	1.1%
Ashley Homestore	1	39,793	0.2%
Barnes & Noble, Inc.	9	267,831	1.5%
Belk, Inc.	3	311,397	1.7%
Best Buy Co., Inc.	6	190,153	1.1%
BJ’s Wholesale Club, Inc.	2	234,761	1.3%
Boscov’s Department Store	5	889,229	5.0%
Burlington Stores, Inc.	4	211,647	1.2%
Dave & Buster’s, Inc.	3	107,738	0.6%
Dick’s Sporting Goods, Inc.
Dick’s Sporting Goods, Inc	11	594,530
Field & Stream	1	50,302
Total Dick’s Sporting Goods, Inc.	12	644,832	3.6%
Dillard’s, Inc.	1	144,157	0.8%
DSW Shoe Warehouse	3	50,829	0.3%
Forever 21 Retail, Inc.	13	209,995	1.2%
Giant Food Stores, LLC	1	67,185	0.4%
H&M Hennes & Mauritz L.P.	14	299,764	1.7%
The Home Depot, Inc.	3	397,322	2.2%
Hudson's Bay Company
Lord & Taylor	1	121,200
Saks Fifth Avenue Off 5th	2	54,118
Total Hudson's Bay Company	3	175,318	1.0%
J.C. Penney Company, Inc.	14	1,986,597	11.1%
Lowes, Inc.	1	163,215	0.9%
Macy’s, Inc.
Macy’s	13	2,408,619
Bloomingdales	1	237,537
Total Macy’s, Inc.	14	2,646,156	14.8%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	1.2%
Office Depot, Inc. (OfficeMax)	2	51,509	0.3%
Onelife Fitness	1	70,000	0.4%
PetsMart, Inc	3	78,678	0.4%
Cineworld Group (Regal Cinemas)	4	205,135	1.1%
Round One Entertainment, Inc.	2	116,451	0.6%
Ross Stores	2	60,320	0.3%
Transform Operating Stores LLC (Sears)	5	748,103	4.2%
The TJX Companies, Inc.
HomeGoods	3	84,076
HomeSense	1	28,486
Marshalls	2	65,004
Sierra Trading Post	1	19,089
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	8	224,252	1.3%
Target Corporation	4	656,052	3.7%
Tilt Studio	2	66,993	0.4%
Ulta Beauty, Inc.	9	100,321	0.6%
Von Maur, Inc.	1	86,165	0.5%
Weis Markets, Inc.	1	65,032	0.4%
Whole Foods, Inc.	1	65,156	0.4%
	164	12,033,172	67.1%

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

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2019:

Primary Tenant (1)(2)	Brands	Total number of locations	Percent of PREIT’s Annualized Gross Rent (3)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, Footaction Flight 23, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	49	4.4%
L Brands, Inc.	Bath & Body Works, Pink, Victoria's Secret	42	3.9%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Totally Pagoda, Zale's Jewelers	63	3.1%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	12	2.9%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	20	2.5%
Express, Inc.	Express, Express Factory Outlet, Express Men	16	2.0%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Old Navy	21	1.8%
J.C. Penney Company, Inc.	JC Penney	14	1.7%
Macy's Inc.	Bloomingdale's, Macy's	14	1.6%
Cineworld Group	Regal Cinemas	4	1.6%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	30	1.5%
Dave & Buster's, Inc.	Dave & Buster's	3	1.4%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	31	1.4%
Ascena Realty Group, Inc.	Ann Taylor, Dress Barn, Justice, Lane Bryant, Loft, Maurices	27	1.4%
H&M Hennes & Mauritz L.P.	H & M	13	1.2%
Forever 21, Inc.	Forever 21	12	1.2%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	9	1.2%
The Children's Place Retail Stores, Inc.	The Children's Place	17	1.1%
Shoe Show, Inc.	Shoe Dept, Shoe Dept. Encore	22	1.1%
Abercrombie & Fitch Stores, Inc.	Hollister Co, Abercrombie & Fitch, Abercrombie Kids	14	0.9%
Total		433	37.9%

(1)	Tenant includes all brands and concepts of the tenant.
(2)	Excludes tenants from Fashion District Philadelphia, which opened in September 2019.
(3)

Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective equity method investments. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2019.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2019:

	All Tenants (1)					Tenants in Bankruptcy (2)
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total Gross	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Share of Gross Rent in Expiring
For the Year Ended December 31,	Expiring	Leases	Year (3)	Rent psf	Rent	Leases	Year	Rent psf	Year
2019 and Prior (4)	109	226,347	$18,138	$83.73	5.8%	20,368	$5,185	$254.59	1.7%
2020	238	997,816	32,727	37.92	10.5%	—	—	—	—%
2021	245	1,032,220	32,640	37.37	10.5%	—	—	—	—%
2022	204	618,992	26,657	50.01	8.6%	—	—	—	—%
2023	179	1,110,090	35,751	36.41	11.5%	142,641	1,806	12.66	0.6%
2024	165	704,924	33,955	52.95	10.9%	—	—	—	—%
2025	161	752,745	32,204	52.94	10.4%	15,133	489	32.33	0.2%
2026	116	580,749	24,623	54.09	8.0%	8,561	293	68.46	0.1%
2027	93	637,293	23,489	39.45	7.6%	2,201	97	87.92	0.0%
2028	74	612,485	21,048	36.50	6.8%	—	—	—	—%
2029	58	502,978	16,672	34.80	5.4%	11,472	—	—	—%
Thereafter	40	401,653	12,480	32.08	4.0%	—	—	—	—%
Total/Average	1,682	8,178,292	310,384	$43.19	100.0%	200,376	7,870	$41.23	2.6%

(1)	Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 606,677 square feet.
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

(3)

Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2019.

(4)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2019.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2019.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2019 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants (1)					Tenants in Bankruptcy (2)
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Share of Gross Rent in Expiring
For the Year Ending December 31,	Expiring	Leases	Year (1)(2)	Rent psf	Gross Rent	Leases	Year	Rent psf	Year
2020	2	206,412	$689	$3.34	2.5%	—	$—	$—	—%
2021	7	648,162	2,760	6.14	10.2%	—	—	—	—%
2022	7	1,001,974	3,442	3.79	12.7%	—	—	—	—%
2023	3	348,592	1,894	5.43	7.0%	—	—	—	—%
2024	5	702,674	3,226	4.59	11.9%	—	—	—	—%
2025	5	731,526	2,659	3.63	9.8%	—	—	—	—%
2026	1	58,371	861	14.75	3.2%	—	—	—	—%
2027	—	—	—	—	—	—	—	—	—%
2028	9	982,424	6,696	6.82	24.7%	—	—	—	—%
2029	1	65,155	2,210	33.92	8.1%	—	—	—	—%
Thereafter	3	198,048	2,697	13.62	9.9%	—	—	—	—%
Total/Average	43	4,943,338	$27,134	$5.81	100.0%	—	$—	$—	—%

(1)

Excludes Fashion District Philadelphia and includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective partnerships. Annualized gross rent is calculated based only on gross monthly rent as of December 31, 2019.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2019.

DEVELOPMENT AND REDEVELOPMENT PROPERTIES

We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.

In September 2019, one property that we previously classified as a redevelopment property, Fashion District Philadelphia (formerly The Gallery at Market East), opened. Development work at that property is continuing and is expected to stabilize in 2021.

OFFICE SPACE

During 2019, we leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.7 million, $1.3 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. This lease terminated in December 2019.

In December 2018, we entered into a lease for our new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, with Brandywine Realty Trust. Our lead independent trustee is also a Trustee of Brandywine Realty Trust. The lease commenced in December 2019 and we moved into our new offices at One Commerce Square in January 2020.

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

As of December 31, 2019, there were approximately 1,800 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.

During 2019 and 2018, we declared quarterly cash distributions on our common shares of beneficial interest equal to $0.21 per share. We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2020, our Board of Trustees declared a cash dividend of $0.21 per share payable in March 2020. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant.

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

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended December 31, 2019.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Selected Financial Data (1)
	For the Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating results:
Total revenue	$336,792	$362,400	$367,490	$399,946	$425,411
Impairment of assets	$(1,455)	$(137,487)	$(55,793)	$(62,603)	$(140,318)
Impairment of development land parcel	$(3,562)	$—	$—	$—	$—
Gain (loss) on sales of real estate, net	$2,744	$1,722	$(27)	$23,022	$12,362
Net loss	$(13,000)	$(126,503)	$(32,848)	$(12,713)	$(129,567)
Dividends on preferred shares	$(27,375)	$(27,375)	$(27,845)	$(15,848)	$(15,848)
Net loss attributable to PREIT common shareholders	$(38,247)	$(137,704)	$(57,901)	$(25,511)	$(131,129)
Basic and diluted loss per share (1)	$(0.52)	$(1.98)	$(0.84)	$(0.37)	$(1.91)
Weighted average shares outstanding – basic and diluted	75,221	69,749	69,364	69,086	68,740

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Total investments in real estate	$3,210,926	$3,184,594	$3,299,702	$3,300,014	$3,367,889
Intangible assets, net	$13,404	$17,868	$17,693	$19,746	$22,248
Total assets	$2,351,267	$2,405,114	$2,588,771	$2,616,832	$2,800,392
Total debt, including debt premium and discount	$1,702,778	$1,660,195	$1,656,842	$1,766,902	$1,784,371
Noncontrolling interest (1)	$3,746	$105,770	$129,131	$142,722	$152,624
Total equity - PREIT	$423,679	$440,781	$631,860	$555,524	$784,552

	For the Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Cash flow data: (1)
Cash provided by operating activities	$111,392	$140,516	$142,091	$154,931	$141,108
Cash used in investing activities	$(131,350)	$(47,219)	$(105,418)	$(4,878)	$(382,291)
Cash provided by (used in) financing activities	$7,141	$(94,805)	$(32,585)	$(162,632)	$225,860
Cash distributions per common share	$0.84	$0.84	$0.84	$0.84	$0.84

(1)

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.2 million square feet, of which we own 12.1 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia opened on September 19, 2019. Fashion District Philadelphia is an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street. Joining Century 21 and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M, opened Philadelphia flagship stores at the property. Through December 31, 2019 we had incurred costs of $175.4 million relating to our share of the development costs of the project.

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

Our net loss decreased by $113.5 million to a net loss of $13 million for the year ended December 31, 2019 from a net loss of $126.5 million for the year ended December 31, 2018. The change in our 2019 results of operations was primarily due to lower impairment losses in 2019, a gain on debt extinguishment in 2019, partially offset by a $6.7 million decrease in same store lease termination revenue and a $7.6 million decrease in non same store net operating income due to four anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel in 2019.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2019, held a 97.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 25 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Acquisitions and Dispositions

See note 2 to our consolidated financial statements for a description of our dispositions and acquisitions in 2019, 2018 and 2017.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)	Number of locations closed	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)
2019
Consolidated properties	9	71	400,516	$14,656	63	242,742	$9,480
Unconsolidated properties	8	14	56,030	1,481	8	32,024	915
Total	11	85	456,546	$16,137	71	274,766	$10,395

2018
Consolidated properties	10	43	1,221,433	$7,072	4	265,399	$1,549
Unconsolidated properties	3	5	14,977	402	—	—	—
Total	10	48	1,236,410	$7,474	4	265,399	$1,549

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2019.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In December 2016, we acquired the Sears property at Woodland Mall and recaptured the Sears premises at Capital City Mall and Magnolia Mall in 2017. We purchased the Macy’s locations at Moorestown Mall, Valley View Mall and Valley Mall locations. We entered into a ground lease for the land associated with the Macy’s store located at the Plymouth Meeting Mall in 2017, and executed leases with replacement tenants for that location in 2018.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. We opened Von Maur and Urban Outfitters, on a site formerly occupied by Sears at Woodland Mall and in-line lease-up continues. At Valley Mall, we opened Onelife Fitness in February to complete the former Macy’s redevelopment and during the year we signed a lease with Dick’s Sporting Goods to occupy the former Sears store at the property. Dick’s Sporting Goods is expected to open in the first quarter of 2020. At Plymouth Meeting Mall, we opened Burlington, Dick’s Sporting Goods, Edge Fitness and Miller’s Ale House in the former Macy’s location, and the last tenant, Michael’s, opened in the first quarter of 2020. We opened Sierra Trading at Moorestown Mall in Moorestown, New Jersey in 2019 and Michael’s opened in the first quarter of 2020.

Construction is underway to open Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We are also moving forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and working with large format prospects for space adjacent to Burlington.

We currently have three vacant anchor positions at Valley View Mall in La Crosse, Wisconsin and during 2019 an additional anchor, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. We have been notified by Sears that it plans to close stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina. Sears continues to be financially obligated pursuant to the leases at these locations.

The table below sets forth information related to our anchor replacement program:

Property	Former Anchors	GLA (in '000's)	Date Closed	Decommission Date	Replacement Tenant(s)	GLA (in '000's)	Actual/Targeted Occupancy Date
Completed:
Magnolia Mall	Sears	91	Q1 17	Q2 17	Burlington	46	Q3 17
					HomeGoods	22	Q2 18
					Five Below	8	Q2 18
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
					Michael's	25	Q1 20
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Yard House	8	Q4 19
Woodland Mall	Sears	313	Q2 17	Q2 17	Black Rock Bar & Grill	9	Q3 19
					Von Maur	87	Q4 19
					Urban Outfitters	8	Q4 19
					Small shops	13	Q4 19
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	40	Q3 19
					Dick's Sporting Goods	58	Q3 19
					Miller's Ale House	8	Q3 19
					Edge Fitness	38	Q4 19
					Michael's	26	Q1 20
In progress:
Valley Mall	Sears	123	Q3 17	Q3 18	Dick's Sporting Goods	59	Q1 20
Willow Grove Park	JC Penney	see above			Studio Movie Grill	49	Q2 20
Dartmouth Mall	Sears	108	Q3 19	Q3 19	Burlington	44	Q1 20

(1)	Property is subject to a ground lease.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $106.0 million as of December 31, 2019.

As of December 31, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $75.2 million, including $33.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. We expect to incur approximately $25.0 million in incremental leasing costs during 2020.

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

In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draw in 2018. In July 2019, the FDP Term Loan was modified to increase the total maximum potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws.

We also own one development property, but we do not expect to make any significant investment at this property in the short term.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2019, 2018 and 2017, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than (i) the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above, (ii) unaccrued contractual commitments related to our capital improvement and development projects at our consolidated and unconsolidated properties, and (iii) specifically with respect to our joint venture formed with Macerich to develop Fashion District Philadelphia, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture to complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016, and has severally guaranteed its 50% share of the FDP Term Loan (see note 3 to our consolidated financial statements), which currently has $301.0 million outstanding (our share of which is $150.5 million). If our Fashion District Philadelphia joint venture were unable to satisfy its obligations under the FDP Term Loan and we were required to satisfy its payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. The FDP Term Loan balance will become due in 2023.

RESULTS OF OPERATIONS

Overview

Net loss for the year ended December 31, 2019 was $13.0 million, compared to a net loss for the year ended December 31, 2018 of $126.5 million. The change in our 2019 results of operations was primarily due to impairment losses in 2018 that did not recur in 2019.

Net loss for the year ended December 31, 2018 was $126.5 million, compared to a net loss for the year ended December 31, 2017 of $32.8 million. The change in our 2018 results of operations was primarily due to increased impairment losses in 2018 as compared to 2017 and dilution from asset sales.

Occupancy

The tables below set forth certain occupancy statistics for our retail properties in total and our Core Malls as of December 31, 2019, 2018 and 2017:

	Occupancy (1) as of December 31,
	Consolidated Properties			Unconsolidated Properties			Combined (2)
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Retail portfolio weighted average: (3)
Total excluding anchors	92.2%	93.5%	94.1%	89.8%	90.5%	92.2%	91.7%	92.6%	93.3%
Total including anchors	92.8%	94.7%	96.0%	91.7%	92.2%	93.6%	92.6%	92.7%	95.4%
Core Malls weighted average: (4)
Total excluding anchors	93.7%	94.3%	94.7%	86.2%	88.4%	90.2%	92.9%	93.6%	94.2%
Total including anchors	96.1%	96.5%	96.7%	90.6%	92.0%	93.3%	95.5%	96.0%	96.3%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties excluding Fashion District Philadelphia because that property was under redevelopment until it opened in September 2019 and has not yet stabilized.
(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, Wyoming Valley Mall, power centers and Gloucester Premium Outlets.

From 2018 to 2019, total occupancy for our retail portfolio, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement), decreased 10 basis points to 92.6%.

From 2018 to 2019, total occupancy for our Core Malls, including consolidated and unconsolidated properties, decreased 50 basis points to 95.5%.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2019, including anchor and non-anchor space at consolidated and unconsolidated properties:

	Number	GLA	Term (in years)	Initial Rent psf	Previous Rent psf	Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
Non-Anchor						$	%	%
New Leases
Under 10,000 sf	109	292,866	6.7	$43.09	$—	$—	—%	—%	$12.79
Over 10,000 sf	6	103,549	10.0	19.49	—	—	—%	—%	16.77
Total New Leases	115	396,415	7.6	$36.92	—	—	—%	—%	$14.17
Renewal Leases
Under 10,000 sf	104	235,399	3.4	$61.74	$61.91	$(0.17)	(0.3%)	1.7%	$1.73
Over 10,000 sf	14	250,555	3.7	15.95	15.22	0.73	4.8%	5.3%	0.46
Total Fixed Rent	118	485,954	3.6	$38.13	$37.84	$0.29	0.8%	2.5%	$1.06
Percentage in Lieu	73	301,245	2.4	28.12	41.02	(12.90)	(31.5)%	—	—
Total Renewal Leases (4)	191	787,199	3.1	$34.30	$39.05	$(4.75)	(12.2)%	—%	$0.74
Total Non Anchor (5)	306	1,183,614	4.6	$35.18
Anchor
New Leases	1	43,840	10.0	$16.50	—	—	—%	—%	$12.11
Renewal Leases	8	807,083	3.7	3.78	$4.35	$(0.57)	(13.1)%	—%	—
Total	9	850,923	4.0	$4.44

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
(4)

Includes 3 leases and 64,131 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding these leases, the initial gross rent spreads were -8.7% for all non anchor leases.

(5)

Includes 30 leases and 144,384 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES" for further details on our ownership interests in our unconsolidated properties.

See “Item 2. Properties—Retail Lease Expiration Schedule - Anchors” and “Item 2. Properties—Retail Lease Expiration Schedule – Non-Anchors” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2019, 2018 and 2017:

(in thousands of dollars)	For the Year Ended December 31, 2019	% Change 2018 to 2019	For the Year Ended December 31, 2018	% Change 2017 to 2018	For the Year Ended December 31, 2017
Results of operations:
Real estate revenue	$334,958	(6)%	$358,229	(1)%	$361,524
Property operating expenses	(136,558)	(3)%	(141,232)	1%	(140,305)
Other income	1,834	(56)%	4,171	(30)%	5,966
Depreciation and amortization	(137,784)	4%	(133,116)	3%	(128,822)
General and administrative expenses	(46,010)	20%	(38,342)	4%	(36,736)
Provision for employee separation expenses	(3,689)	224%	(1,139)	(12)%	(1,299)
Insurance recoveries, net	4,362	533%	689	N/A	—
Project costs and other expenses	(284)	(59)%	(693)	(10)%	(768)
Interest expense, net	(63,987)	4%	(61,355)	5%	(58,430)
Gain on debt extinguishment, net	24,859	N/A	—	N/A	—
Impairment of assets	(1,455)	(99)%	(137,487)	146%	(55,793)
Impairment of development land parcel	(3,562)	N/A	—	N/A	—
Equity in income of partnerships	8,289	(27)%	11,375	(21)%	14,367
Gain on sales of real estate by equity method investee	553	(80)%	2,772	(58)%	6,567
Gains (losses) on sales of interests in real estate, net	2,744	59%	1,722	(6478)%	(27)
Gains on sales of non-operating real estate	2,718	(67)%	8,126	540%	1,270
Adjustment to gain on sales of interests in non operating real estate	12	(105)%	(223)	(38)%	(362)
Net loss	$(13,000)	(90)%	$(126,503)	285%	$(32,848)

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the years ended December 31, 2019, 2018 and 2017:

	Twelve Months Ended December 31,
(in thousands of dollars)	2019	2018	2017
Contractual lease payments:
Base rent	$218,819	$226,609	$230,898
CAM reimbursement income	43,874	45,106	48,751
Real estate tax income	36,243	40,095	38,235
Percentage rent	4,704	4,291	4,366
Lease termination revenue	1,444	8,729	2,760
	305,084	324,830	325,010
Less: credit losses	(2,773)	-	-
Lease revenue	302,311	324,830	325,010
Expense reimbursements	19,979	21,322	22,468
Other real estate revenue	12,668	12,077	14,046
Total real estate revenue	$334,958	$358,229	$361,524

Real estate revenue decreased by $23.3 million, or 6%, in 2019 as compared to 2018, primarily due to:

•

a decrease of $6.7 million in same store lease termination revenue, including $8.1 million from the termination of leases with three tenants during 2018, partially offset by $1.2 million received from three tenants during 2019;

•

a decrease of $6.1 million at non-same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during the three months ended June 30, 2019;

•	a decrease of $4.5 million at Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

an increase of $2.5 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $2.1 million during 2018;

•

a decrease of $2.4 million in same store real estate tax reimbursements due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in real estate tax expense (see “—Property Operating Expenses”);

•	a decrease of $0.7 million in same store tenant utility reimbursements due to a combination of lower tenant usage and lower occupancy at some properties;
•

a decrease of $0.4 million in same store common area expense reimbursements, including an increase of $2.5 million associated with the straight line recognition of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $2.9 million due to lower occupancy at some properties and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•

a decrease of $0.2 million in same store base rent due to a $3.3 million decrease related to tenant bankruptcies during 2018 and 2019, partially offset by a $3.1 million increase from net new store openings over the previous twelve months; and

•	a decrease in same store partnership marketing revenue of $0.2 million; partially offset by
•	an increase of $0.5 million in same store percentage rent, including a $0.3 million increase from one tenant.

Real estate revenue decreased by $3.3 million, or 1%, in 2018 as compared to 2017, primarily due to:

•	a decrease of $8.5 million in real estate revenue related to sold properties;
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

Property Operating Expenses

Property operating expenses decreased by $4.7 million, or 3%, in 2019 as compared to 2018, primarily due to:

•

A decrease of $2.1 million in same store credit losses as a result of the adoption of ASC 842. Under ASC 840, such amounts were included in other property operating expenses and were $2.1 million during 2018;

•	a decrease of $1.7 million at Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

a decrease of $1.4 million at non-same store properties Valley View Mall and Exton Square Mall primarily due to a decrease in real estate tax expense due to a lower tax assessment, a decrease in tenant electric expense and a decrease in credit losses as a result of the adoption of ASC 842. Under ASC 840 such amounts were included in other property operating expenses during 2018;

•	a decrease of $0.7 million in same store marketing expense; and
•	a decrease of $0.6 million in same store tenant utility expense due to a combination of lower tenant electric usage and electric rates; partially offset by
•	an increase of $1.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and
•

an increase of $0.5 million in same store common area maintenance expense, including increases of $0.5 million in loss prevention expense and $0.2 in insurance expense, partially offset by a $0.2 million decrease in snow removal expense.

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

General and Administrative Expenses

General and administrative expenses increased by $7.7 million, or 20%, in 2019 as compared to 2018, primarily due to certain internal leasing and legal costs that were previously capitalized under ASC 840 now being recorded as period costs under ASC 842 and included in general and administrative expenses. In 2018, we capitalized $5.2 million of internal leasing and legal salaries and benefits. No such costs were capitalized in 2019.

General and administrative expenses increased by $1.6 million, or 4%, in 2018 as compared to 2017, primarily due to increases in employee salaries, short-term incentive compensation expense and long-term deferred compensation amortization, as well as an increase in professional fee expense.

Insurance Recoveries, net

During the year ended December 31, 2019, we recorded net recoveries of approximately $4.4 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.5 million of the recoveries received relate to business interruption.

During the year ended December 31, 2018, we recorded net recoveries of approximately $0.7 million. This amount consisted of combined estimated property impairment and remediation losses of $2.3 million, offset by a corresponding insurance claim recovery of $3.0 million.

During September 2018, Jacksonville Mall in Jacksonville, North Carolina incurred property damage and an interruption of business operations as a result of Hurricane Florence. The property was closed for business during and immediately after the natural disaster, however, significant remediation efforts were quickly undertaken and the mall was reopened shortly thereafter.  The net insurance proceeds described above primarily relate to this event.

Impairment of Assets

During the years ended December 31, 2019, 2018, and 2017, we recorded impairment of assets of $5.0 million, $137.5 million, and $55.8 million, respectively. The assets that incurred impairments and the amount of such impairments are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Gainesville land	$1,464	$2,089	$1,275
Woodland Mall	2,098	—	—
Exton Square Mall	—	73,218	—
Wyoming Valley Mall	—	32,177	—
Valley View Mall	1,408	14,294	15,521
Wiregrass Mall mortgage note receivable	—	8,122	—
New Garden Land	—	7,567	—
Logan Valley Mall	—	—	38,720
Sunrise land	—	—	226
Other	48	20	51
Total impairment of assets	$5,018	$137,487	$55,793

See note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Interest Expense

Interest expense increased by $2.6 million, or 4%, in 2019 as compared to 2018 due to higher weighted average effective interest rates (4.31% in 2019 compared to 4.15% in 2018) and a higher weighted average debt balance ($2,052.7 million in 2019 compared to $1,624.6 million in 2018), partially offset by higher capitalized interest.

Interest expense increased by $2.9 million, or 5%, in 2018 as compared to 2017 due to a decrease in capitalized interest and higher weighted average effective interest rates (4.15% in 2018 compared to 4.01% in 2017), partially offset by lower weighted average debt balance ( $1,624.6 million in 2018 compared to $1,648.5 million in 2017).

Depreciation and Amortization

Depreciation and amortization expense increased by $4.7 million, or 4%, in 2019 as compared to 2018, primarily due to:

•

an increase of $10.8 million due to a higher asset base resulting from capital improvements related to new tenants at our same store properties, as well as accelerated amortization of capital improvements associated with store closings; partially offset by

•	a decrease of $3.9 million at two properties that have a lower asset base resulting from impairment charges during 2018; and
•

a decrease of $2.2 million at Wyoming Valley Mall due to a lower asset base resulting from an impairment charge during 2018, as well as the property being conveyed to the lender of the mortgage loan secured by the mall on September 26, 2019.

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

Equity in Income of Partnerships

Equity in income of partnerships decreased by $3.1 million, or 27%, in 2019 as compared to 2018. This decrease was primarily due to lower lease revenue in 2019 at Same Store properties.

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

Gains on Sale of Real Estate by Equity Method Investee

Gain on sale of real estate by equity method investee was $0.5 million in 2019, which resulted from our 25% share of a $2.0 million gain on the sale of a land parcel at Gloucester Premium Outlets in Blackwood, New Jersey recorded by a partnership in which we hold a 25% ownership interest.

Gain on sale of real estate by equity method investee was $2.8 million in 2018, which resulted from our 50% share of a $5.5 million gain on the sale of a condominium interest in 907 Market Street in Philadelphia, Pennsylvania recorded by a partnership in which we hold a 50% ownership interest.

Gain on sale of real estate by equity method investee was $6.5 million in 2017, which resulted from out 50% share of $13.1 million gain on the sale of a condominium interest in 801 Market Street in Philadelphia, Pennsylvania recorded by a partnership in which we hold a 50% ownership interest.

Gain (Loss) on Sales of Real Estate, net of Adjustments to Gain on Sales

Gain on sales of real estate was $2.8 million in 2019, which was primarily due to a $1.3 million gain on the sale of a Whole Foods store located on a parcel adjacent to Exton Square Mall, a $0.2 million gain on the sale of an undeveloped land parcel located in New Garden Township, Pennsylvania, and a $1.2 million gain on the sale of an outparcel located at Valley View Mall in La Crosse, Wisconsin.

Gain on sales of real estate was $1.5 million in 2018, which was primarily due to a $1.0 million gain on the sale of an outparcel on which two restaurants are located at Valley Mall in Hagerstown, Maryland and a $0.7 million gain on the sale of an outparcel on which a restaurant is located at Magnolia Mall in Florence, South Carolina, partially offset by adjustment to gains from properties sold in prior periods.

Loss on sale of real estate in 2017 was $0.4 million, which was primarily due to adjustments to gains of sales from properties sold in prior periods.

Gain on Sales of Non-operating Real Estate, net of Adjustment to Gain on Sales

Gain on sales of non-operating real estate was $2.7 million in 2019, which was primarily due to a $1.9 million gain from the sale of two parcels adjacent to Capital City Mall in Camp Hill, Pennsylvania and a $0.7 million gain from the sale of a parcel adjacent to Magnolia Mall in Florence, South Carolina.

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

•

We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, when applicable, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted, which we believe is helpful to management and investors because they adjust FFO to exclude items that management does not believe are indicative of operating performance, such as gain on debt extinguishment and insurance recoveries.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net income is the most directly comparable GAAP measure to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, insurance recoveries, gain/loss on debt extinguishment, impairment of assets, gains on sales of real estate by equity method investees, gain on sale of non operating real estate, gain/loss on sale of interest in real estate, impairment of assets, project costs and other expenses.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. In 2018, Wyoming Valley Mall was designated as non-core and subsequently conveyed to the lender of the mortgage loan secured by that property in 2019. In 2019, Exton Square Mall and Valley View Mall were designated as non-core and are excluded from Same Store NOI. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net income (loss) to NOI of our consolidated properties for the years ended 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Net loss	$(13,000)	$(126,503)	$(32,848)
Other income	(1,834)	(4,171)	(5,966)
Depreciation and amortization	137,784	133,116	128,822
General and administrative expenses	46,010	38,342	36,736
Provision for employee separation expenses	3,689	1,139	1,299
Project costs and other expenses	284	693	768
Insurance recoveries, net	(4,362)	(689)	—
Interest expense, net	63,987	61,355	58,430
Gain on debt extinguishment	(24,859)	—	—
Impairment of assets	1,455	137,487	55,793
Impairment of development land parcel	3,562	—	—
Equity in income of Partnerships	(8,289)	(11,375)	(14,367)
Gain on sales of real estate by equity method investee	(553)	(2,772)	(6,539)
Gain on sales of real estate, net	(2,744)	(1,525)	361
Gain on sales of interests in non operating real estate	(2,718)	(8,100)	(1,270)
Net operating income from consolidated properties	$198,412	$216,997	$221,219

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the years ended 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Equity in income of partnerships	$8,289	$11,375	$14,367
Other income	(76)	(82)	(594)
Depreciation and amortization	9,874	8,612	10,974
Interest and other expenses	11,243	10,828	12,013
Net operating income from equity method investments at ownership share	$29,330	$30,733	$36,760

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2019 and 2018:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2019	2018	2019	2018	2019	2018
NOI from consolidated properties	$185,874	$196,836	$12,526	$20,161	$198,400	$216,997
NOI from equity method investments at ownership share	28,597	30,161	732	572	29,329	30,733
Total NOI	$214,471	$226,997	$13,258	$20,733	$227,729	$247,730
Less: lease termination revenue	1,531	8,641	18	577	1,549	9,218
Total NOI - excluding lease termination revenue	$212,940	$218,356	$13,240	$20,156	$226,180	$238,512

Total NOI decreased by $20.0 million, or 8.1%, in 2019 as compared to 2018. NOI from Non Same Store properties decreased by $7.5 million. This decrease was primarily due to the conveyance of Wyoming Valley Mall and operating results at non-core properties. NOI from Same Store properties decreased by $12.5 million primarily due to property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses.”

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding (i) depreciation and amortization of real estate, (ii) gains and losses on sales of certain real estate assets, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

When applicable, we also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2019, 2018 and 2017, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, loss on redemption of preferred shares and loss on hedge ineffectiveness which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, loss on redemption of preferred shares and loss on hedge ineffectiveness.

The following table presents a reconciliation of net income (loss) determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2019	% Change 2018 to 2019	2018	% Change 2017 to 2018	2017
Net loss	$(13,000)		$(126,503)		$(32,848)
Adjustments:
Depreciation and amortization of real estate
Consolidated	136,422		131,694		127,327
Unconsolidated	9,874		8,612		10,974
Gain on sale of real estate by equity method investee	—		(2,772)		(6,539)
Gains (losses) on sales of real estate, net	(2,756)		(1,525)		361
Impairment of real estate assets	1,456		129,365		55,793
Dividends on preferred shares	(27,375)		(27,375)		(27,845)
Loss on redemption of preferred shares	—		—		(4,103)
Funds from operations attributable to common shareholders and OP Unit holders	$104,621	(6.2)%	$111,496	(9.4)%	$123,120
Impairment of mortgage loan receivable	—		8,122		—
Provision for employee separation expense	3,689		1,139		1,299
Insurance recoveries, net	(4,362)		(689)		—
Gain (loss) on debt extinguishment	(24,859)		363		1,557
Loss on redemption of preferred shares	—		—		4,103
Impairment of development land parcel	3,562		—		—
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$82,651	(31.4)%	$120,431	(7.4)%	$130,079
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$1.33	(7.0)%	$1.43	(9.5)%	$1.58
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$1.05	(32.0)%	$1.54	(7.8)%	$1.67
Weighted average number of shares outstanding	75,221		69,749		69,364
Weighted average effect of full conversion of OP Units	3,221		8,273		8,297
Effect of common share equivalents	453		203		93
Total weighted average shares outstanding, including OP Units	78,895		78,225		77,754

FFO was $104.6 million for 2019, a decrease of $6.9 million, or 6.2%, compared to $111.5 million for 2018. This decrease was primarily due to:

•	a $12.5 million decrease in Same Store NOI primarily due to tenant bankruptcies and a $7.1 million decrease in lease termination revenue;
•

a $7.5 million decrease in Non Same Store NOI primarily due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel in 2019 and the conveyance of Wyoming Valley Mall;

•	a $7.7 million increase in general and administrative expense primarily due to the implementation of ASC 842;
•	a $4.8 million decrease in gains on non-operating real estate;
•	a $2.6 million increase in net interest expense;
•	a $2.6 million increase in provision for employee separation expenses;
•	a $2.3 million decrease in other income; and
•	a $3.6 million increase in impairment of development land parcels; partially offset by
•	a $24.9 million net gain on debt extinguishment;
•	a $8.1 million impairment on a mortgage loan receivable asset in 2018 that did not recur in 2019; and
•	a $4.4 million increase in insurance proceeds, net.$1.05

FFO per diluted share and OP Unit decreased $(0.10) per share to $1.33 per share for 2019, compared to $1.43 per share for 2018 due to the factors noted above and higher share count in the 2018 period.

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

Capital Resources

We currently expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. See “Identical covenants and common provisions contained in the Credit Agreements” below for covenant information. We expect to spend approximately $75.2 million related to our capital improvements and development projects and an additional $25.0 million in incremental leasing costs for these redevelopment and development projects. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2019 were $94.1 million, based on distributions of $1.8436 per Series B Preferred Share, distributions of $1.8000 per Series C Preferred Share, distributions of $1.7188 per Series D Preferred Share and distributions of $0.84 per common share and OP Unit. For the first quarter of 2020, we have announced a distribution of $0.21 per common share and OP Unit.

In December 2019, our universal shelf registration statement was filed with the SEC and became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public.

During 2019, we raised capital from a number of sources, including proceeds of $50.4 million from our share of asset sales by us and our unconsolidated subsidiaries, $148.0 million in distributions from the proceeds of the Fashion District Philadelphia Term Loan ($124.0 million and $25.0 million in 2018 and 2019, respectively), and net proceeds of $190.0 million from our revolving facilities.

We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. During December 2019 and subsequently, we have executed agreements of sale that are expected to provide an aggregate of up to approximately $312.0 million in proceeds and net liquidity improvement of approximately $200.0 million. These agreements include a sale-leaseback transaction for five properties, the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, and closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty.

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

In addition, we are continuing to monitor the outbreak of a novel coronavirus (COVID-19) and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of the Report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material.  To the extent that our tenants and their customers and suppliers continue to be impacted by the coronavirus outbreak, or by the other risks identified in this Report, this could materially interrupt our business operations.

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

LIBOR Alternative

In July 2017, the Financial Conduct Authority (“FCA”), which is the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change, perhaps substantially. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

As of December 31, 2019, we had borrowed $550.0 million under the Term Loans and $255.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2019 is net of $1.8 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (see note 4 in the notes to our consolidated financial statements) under the Credit Agreements, the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility as of December 31, 2019 was $30.1 million.

Identical covenants and common provisions contained in the Credit Agreements

See note 4 in the notes to our consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

As of December 31, 2019, we were in compliance with all such financial covenants. However, we anticipate not meeting certain financial covenants applicable under the Credit Agreements during 2020. We plan to continue to work with our lender group to obtain temporary debt covenant relief through September 2020 and then pursue a longer term financing solution prior to the expiration of the initial modification. In addition, we plan to execute the sale-leaseback of certain properties, sell certain real estate assets and control certain operational costs. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise over the applicable twelve month period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements and continue as a going concern.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of the going concern accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain relief from the lender group in regards to debt covenants, execute the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief from the lender group through modified debt covenant requirements involve performance by third parties and therefore cannot be considered probable of occurring. In particular, as of the date of the filing of this Annual Report on Form 10-K, we are in active discussions with the banks participating in our credit facilities to modify the terms of the Credit Agreements and obtain debt covenant relief. See “Item 1A. Risk Factors – Risks Related to our Indebtedness and Our Financing – If we are unable to comply with the covenants in our credit agreements, we might be adversely affected.” and “Item 1A. Risk Factors – Risks Related to our Indebtedness and Our Financing – We have determined that there is substantial doubt about our ability to continue as a going concern within.”

Preferred Shares

We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days’ notice, we may redeem any or all of the Series B Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. We may not redeem the Series C Preferred Shares and the Series D Preferred Shares before January 27, 2022 and September 15, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series C and Series D Preferred Shares, respectively. On and after January 27, 2022 and September 15, 2022, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Mortgage Loan Activity—Consolidated Properties

The following table presents the mortgage loans we have entered into or extended since January 1, 2017 related to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key (1)	$68.5	LIBOR plus 2.60%	January 2022
February	Viewmont Mall (2)	$10.2	LIBOR Plus 2.35%	March 2021

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

Mortgage Loans

Our mortgage loans, which are secured by ten of our consolidated properties, are due in installments over various terms extending to the year 2025.  Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at December 31, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.94% at December 31, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.04% at December 31, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2019:

	Payments by Period
(in thousands of dollars)	Total	2020	2021	2022	2023-2024	Thereafter
Consolidated mortgage loans
Principal payments	$64,985	$16,266	$17,862	$13,462	$12,989	$4,406
Balloon payments	836,580	27,161	188,785	355,989	53,299	211,346
Total consolidated mortgage loans	$901,565	$43,427	$206,647	$369,451	$66,288	$215,752
Less: Unamortized debt issuance costs	1,812
Carrying value of mortgage notes payable	$899,753

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2019 for the periods presented:

(in thousands of dollars)	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage loans	$901,565	$43,427	$576,098	$66,288	$215,752
Term Loans	$550,000	—	250,000	300,000	—
2018 Revolving Facility	$255,000	—	255,000	—	—
Interest on indebtedness (1)	$192,318	69,038	94,704	22,195	6,381
Operating leases	$4,328	688	1,949	1,691	—
Ground leases	$54,889	1,549	3,319	3,168	46,853
Development and redevelopment commitments (2)	$75,224	73,306	1,918	—	—
Total	$2,033,324	$188,008	$1,182,988	$393,342	$268,986

(1)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.

(2)

The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2020, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of December 31, 2019, we expect to meet this obligation.

Mortgage Loan Activity—Unconsolidated Properties

The following table presents the mortgage loans secured by our unconsolidated properties entered into since January 1, 2017:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East (1)	$8.3	LIBOR plus 2.85%	February 2021
March	Gloucester Premium Outlets (2)	86.0	LIBOR plus 1.50%	March 2022
2017 Activity:
October	Lehigh Valley Mall (3)(4)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.2 million.
(2)	We own a 25% partnership interest in Gloucester Premium Outlets and our share of this mortgage loan is $21.5 million.
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

Interest Rate Derivative Agreements

As of December 31, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $795.6 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average base interest rate of 2.75% on a notional amount of $100.0 million, with effective dates in June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

We assessed the effectiveness of these swap agreements as hedges at inception and do so on a quarterly basis. On December 31, 2019, we considered these interest rate swap agreements to be highly effective as cash flow hedges.

As of December 31, 2019, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.1 million. If we had breached any of the default provisions in these agreements as of December 31, 2019, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $12 million. We had not breached any of these provisions as of December 31, 2019.

The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

CASH FLOWS

Net cash provided by operating activities totaled $111.4 million for 2019 compared to $134.9 million for 2018 and $142.1 million for 2017.

The decrease in net cash provided by operating activities in 2019 is primarily due to dilution from sales of operating properties in 2018, partially offset by changes in working capital, distributions from partnerships, and other items. The decrease in net cash provided by operating activities in 2018 is primarily due to dilution from sales of operating properties in 2017, partially offset by changes in working capital and other items.

Cash flows used in investing activities were $131.4 million for 2019, compared to $41.6 million for 2018 and $105.4 million for 2017.

Investing activities in 2019 included investment in construction in progress of $113.8 million, investments in partnerships of $72.9 million (primarily at Fashion District Philadelphia) and real estate improvements of $34.3 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by $50.4 million of proceeds from land and outparcel sales, and $25.0 million of distributions from the FDP Term Loan.

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

Cash flows provided by financing activities were $7.1 million for 2019 compared to cash flows used in financing activities of $94.8 million for 2018 and cash flows used in financing activities of $32.6 million for 2017.

Cash flows provided by financing activities for 2019 included aggregate dividends and distributions of $94.2 million and principal installments on mortgage loans of $17.9 million, offset by $190.0 million of net borrowings on our 2013 Revolving Facility.

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

See note 1 to our consolidated financial statements for details regarding costs capitalized during 2019 and 2018.

COMMITMENTS

As of December 31, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $75.2 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of December 31, 2019, we expect to meet this obligation.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate over our three year policy term. See “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the November/December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;
•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•	our ability to maintain and increase property occupancy, sales and rental rates;
•	increases in operating costs that cannot be passed on to tenants;
•	the effects of online shopping and other uses of technology on our retail tenants;
•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;
•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;
•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;

•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any dispositions of assets;
•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio and our ability to remain in compliance with our financial covenants under our debt facilities;
•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;
•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable; and
•	potential dilution from any capital raising transactions or other equity issuances.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2019, our consolidated debt portfolio consisted of $899.8 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 3.59% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 3.59%. As of December 31, 2019, $255.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 3.31%.

Our mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.08% at December 31, 2019. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 3.94% at December 31, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.04% at December 31, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate (1)
2020	$41,747	5.03%	$1,680	3.69%
2021	$15,745	4.01%	$440,902	3.63%
2022	$302,539	3.96%	$321,912	3.26%
2023	$59,883	3.99%	$300,000	3.59%
2024 and thereafter	$222,156	4.04%	$—	—

(1)	Based on the weighted average interest rate in effect as of December 31, 2019 and does not include the effect of our interest rate swap derivative instruments as described below.

As of December 31, 2019 and 2018, we had $1,064.5 million and $876.2 million, respectively, of variable rate debt.  To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our audited consolidated financial statements.

As of December 31, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $795.6 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average base interest rate of 2.75% on a notional amount of $100.0 million, with effective dates in June 2020 and maturity dates in May 2023.

As of December 31, 2018, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.55% on a notional amount of $797.3 million, maturing on various dates through 2023, and forward starting interest rate swap agreements with a weighted average base interest rate of 2.71% on a notional amount of $250.0 million, with effective dates from January 2019 through June 2020 and maturity dates in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2019 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $36.9 million at December 31, 2019. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $38.3 million at December 31, 2019. Based on the variable rate debt included in our debt portfolio at December 31, 2019, a 100 basis point increase in interest rates would have resulted in an additional $2.7 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $2.7 million annually.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $49.2 million at December 31, 2018.  A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $51.5 million at December 31, 2018.  Based on the variable rate debt included in our debt portfolio at December 31, 2018, a 100 basis point increase in interest rates would have resulted in an additional $0.8 million in interest expense annually.

Because the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2019, 2018 and 2017, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2019 and 2018, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures, which are periodically assessed by our Chief Executive Officer and Chief Financial Officer for effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, and have concluded as follows:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.15*	Description of Registrant’s Securities is filed herewith.

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

10.5

First Amendment to Seven-Year Term Loan Agreement dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.12 to PREIT’s Annual Report on Form 10-K filed on February 23, 2015, is incorporated herein by reference.

10.6*

Second Amendment to Seven-Year Term Loan Agreement dated as of November 12, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, is filed herewith.

10.7

Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.8

Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 30, 2016 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on July 28, 2016, is incorporated herein by reference.

10.9

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

+10.12

Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.13

Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.14

Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert F. McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.15

Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.16

Employment Agreement, dated as of January 1, 2020, between PREIT and Mario C. Ventresca, Jr., filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K/A filed on March 9, 2020, is incorporated herein by reference.

+10.17

Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.18

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

+10.20

Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most, filed as Exhibit 10.21 to PREIT’s Annual report on Form 10-K filed February 25, 2019 is incorporated herein by reference.

+10.21

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Joseph J. Aristone, filed as Exhibit 10.46 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

+10.22

Letter Agreement, dated as of February 24, 2014 by and between PREIT Services, LLC and Heather Crowell, filed as Exhibit 10.47 to Amendment No. 1 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

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

+10.25

Separation of Employment Agreement, dated December 21, 2017 between PREIT and Bruce Goldman, filed as Exhibit 10.49 to PREIT’s Annual Report on Form 10-K filed on February 16, 2018 is incorporated herein by reference.

+10.26

Severance Agreement and General Release, dated September 7, 2018 between PREIT Services, LLC and Jonathan Bell, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 1, 2018, is incorporated herein by reference.

+10.27*	Separation of Employment Agreement, dated December 23, 2019 between PREIT and Robert F. McCadden is filed herewith.

+10.28	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.29	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.30	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.31

Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.32

Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.33	PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.34	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.35

Form of 2016-2018 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.36	2017-2019 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.37

Form of 2017-2019 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.38	2018-2020 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.39

Form of 2018-2020 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 4, 2018, is incorporated herein by reference.

+10.40	2019-2021 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.41

Form of 2019-2021 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.42

Form of Restricted Share and Outperformance Unit Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.43	Form of Restricted Share Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

10.44

Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K filed on October 14, 1997, is incorporated herein by reference.

10.45

Registration Rights Agreement, dated as of April 28, 2003, between PREIT and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.46

Registration Rights Agreement, dated as of April 28, 2003, among PREIT, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on May 13, 2003, is incorporated herein by reference.

10.47

Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated by reference.

10.48

Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization, and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K filed on March 16, 2005, is incorporated herein by reference.

10.49

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

10.50

Fourth Amendment to Office Lease between Bellevue Associates and PREIT signed on April 26, 2012, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K, filed on March 1, 2013, is incorporated herein by reference.

10.51*	Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated December 3, 2018, is filed herewith.

10.52*	First Amendment to Office Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated September 27, 2019, is filed herewith.

10.53

Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 1, 2015, is incorporated herein by reference.

+10.54

PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of Ernst & Young, LLP (Independent Registered Public Accounting Firm).
24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited Financial Statements of Lehigh Valley Associates and Subsidiary as of and for the year ended December 31, 2019.

99.2*	Unaudited Financial Statements of Lehigh Valley Associates and Subsidiary as of December 31, 2018 and 2017, and for the two years ended December 31, 2018.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

(*)	Filed herewith
(**)	Furnished herewith

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 13, 2020	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mario C. Ventresca, Jr. and Joseph F. Coradino, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	March 13, 2020
Joseph F. Coradino

/s/ Mario C. Ventresca, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2020
Mario C. Ventresca, Jr.

/s/ George J. Alburger, Jr.	Trustee	March 13, 2020
George J. Alburger, Jr.

/s/ Michael J. DeMarco	Trustee	March 13, 2020
Michael J. DeMarco

/s/ JoAnne A. Epps	Trustee	March 13, 2020
JoAnne A. Epps

/s/ Leonard I. Korman	Trustee	March 13, 2020
Leonard I. Korman

/s/ Mark E. Pasquerilla	Trustee	March 13, 2020
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	March 13, 2020
Charles P. Pizzi

/s/ John J. Roberts	Trustee	March 13, 2020
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, in the event the Company does not meet certain covenants applicable under its credit agreements during 2020 the Company’s liquidity would not be sufficient to meet its obligations within one year of the date of issuance of the financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standard Board’s Accounting Standards Codification (ASC) 842, Leases.

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
March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
Pennsylvania Real Estate Investment Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Pennsylvania Real Estate Investment Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 13, 2020

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2019	2018
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,099,034	$3,063,531
Construction in progress	106,011	115,182
Land held for development	5,881	5,881
Total investments in real estate	3,210,926	3,184,594
Accumulated depreciation	(1,202,722)	(1,118,582)
Net investments in real estate	2,008,204	2,066,012
INVESTMENTS IN PARTNERSHIPS, at equity:	159,993	131,124
OTHER ASSETS:
Cash and cash equivalents	12,211	18,084
Tenant and other receivables (net of allowance for doubtful accounts of $2,845 and $6,597 at December 31, 2019 and 2018, respectively)	41,261	38,914
Intangible assets (net of accumulated amortization of $18,248 and $15,543 at December 31, 2019 and 2018, respectively)	13,404	17,868
Deferred costs and other assets, net	103,688	110,805
Assets held for sale	12,506	22,307
Total assets	$2,351,267	$2,405,114
LIABILITIES:
Mortgage loans payable, net	$899,753	$1,047,906
Term Loans, net	548,025	547,289
Revolving Facilities	255,000	65,000
Tenants’ deposits and deferred rent	13,006	15,400
Distributions in excess of partnership investments	87,916	92,057
Fair value of derivative instruments	13,126	3,010
Accrued expenses and other liabilities	107,016	87,901
Total liabilities	1,923,842	1,858,563
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at December 31, 2019 and 2018; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at December 31, 2019 and 2018; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2019 and 2018; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 77,550 shares issued and outstanding at December 31, 2019 and 70,495 shares issued and outstanding at December 31, 2018	77,550	70,495
Capital contributed in excess of par	1,766,883	1,671,042
Accumulated other comprehensive (loss)/income	(12,556)	5,408
Distributions in excess of net income	(1,408,352)	(1,306,318)
Total equity – Pennsylvania Real Estate Investment Trust	423,679	440,781
Noncontrolling interest	3,746	105,770
Total equity	427,425	546,551
Total liabilities and equity	$2,351,267	$2,405,114

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
REVENUE:
Real estate revenue:
Lease revenue	$302,311	$324,829	$325,010
Expense reimbursements	19,979	21,322	22,468
Other real estate revenue	12,668	12,078	14,046
Total real estate revenue	334,958	358,229	361,524
Other income	1,834	4,171	5,966
Total revenue	336,792	362,400	367,490
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(113,260)	(113,235)	(111,275)
Utilities	(14,733)	(15,990)	(16,151)
Other property operating expenses	(8,565)	(12,007)	(12,879)
Total property operating expenses	(136,558)	(141,232)	(140,305)
Depreciation and amortization	(137,784)	(133,116)	(128,822)
General and administrative expenses	(46,010)	(38,342)	(36,736)
Provision for employee separation expenses	(3,689)	(1,139)	(1,299)
Insurance recoveries, net	4,362	689	—
Project costs and other expenses	(284)	(693)	(768)
Total operating expenses	(319,963)	(313,833)	(307,930)
Interest expense, net	(63,987)	(61,355)	(58,430)
Gain on debt extinguishment, net	24,859	—	—
Impairment of assets	(1,455)	(137,487)	(55,793)
Impairment of development land parcel	(3,562)	—	—
Total expenses	(364,108)	(512,675)	(422,153)
Loss before equity in income of partnerships, gain on sales of real estate by equity method investee, gain on sales of real estate, net, gain on sales of interest in non operating real estate, and adjustment to gain on sales of interests in non operating real estate	(27,316)	(150,275)	(54,663)
Equity in income of partnerships	8,289	11,375	14,367
Gain on sales of real estate by equity method investee	553	2,772	6,567
Gain (loss) on sales of real estate, net	2,744	1,722	(27)
Gain on sales of interests in non operating real estate	2,718	8,126	1,270
Adjustment to gain on sales of interests in non operating real estate	12	(223)	(362)
Net loss	(13,000)	(126,503)	(32,848)
Less: net loss attributed to noncontrolling interest	2,128	16,174	6,895
Net loss attributable to PREIT	(10,872)	(110,329)	(25,953)
Less: preferred share dividends	(27,375)	(27,375)	(27,845)
Less: loss on redemption on preferred shares	—	—	(4,103)
Net loss attributable to PREIT common shareholders	$(38,247)	$(137,704)	$(57,901)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2019	2018	2017
Net loss	$(13,000)	$(126,503)	$(32,848)
Noncontrolling interest	2,128	16,174	6,895
Preferred share dividends	(27,375)	(27,375)	(27,845)
Loss on redemption of preferred shares	—	—	(4,103)
Dividends on unvested restricted shares	(883)	(542)	(372)
Net loss used to calculate earnings per share – basic and diluted	$(39,130)	$(138,246)	$(58,273)

Basic and diluted loss per share	$(0.52)	$(1.98)	$(0.84)

(in thousands of shares)
Weighted average shares outstanding – basic	75,221	69,749	69,364
Effect of dilutive common share equivalents (1)	—	—	—
Weighted average shares outstanding – diluted	75,221	69,749	69,364

(1)

For the years ended December 31, 2019, 2018 and 2017, there were net losses allocable to common shareholders, so the effect of common share equivalents of 452, 203 and 93 for the years ended December 31, 2019, 2018 and 2017, respectively, is excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Comprehensive loss:
Net loss	$(13,000)	$(126,503)	$(32,848)
Unrealized (loss) gain on derivatives	(18,937)	(2,755)	5,415
Amortization of losses on settled swaps, net of gains	85	721	859
Total comprehensive loss	(31,852)	(128,537)	(26,574)
Less: Comprehensive loss attributable to noncontrolling interest	3,016	16,390	6,225
Comprehensive loss attributable to PREIT	$(28,836)	$(112,147)	$(20,349)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2019, 2018 and 2017

		PREIT Shareholders
		Preferred Shares $.01 par
(in thousands of dollars, except per share amounts)	Total Equity	Series A	Series B	Series C	Series D	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2017	702,406	46	35	—	—	69,553	1,481,787	1,622	(993,359)	142,722
Net loss	(32,848)	—	—	—	—	—	—	—	(25,953)	(6,895)
Other comprehensive income	6,274	—	—	—	—	—	—	5,604	—	670
Preferred shares issued in Series C and D preferred share offerings, net	286,848	—	—	69	50	—	286,729	—	—	—
Preferred Shares redeemed	(115,000)	(46)	—	—	—	—	(110,851)	—	(4,103)	—
Amortization of deferred compensation	5,709	—	—	—	—	—	5,709	—	—	—
Shares issued upon redemption of Operating Partnership Units	—	—	—	—	—	39	375	—	—	(414)
Shares issued under employee compensation plan, net of shares retired	608	—	—	—	—	391	217	—	—	—
Dividends paid to Series A preferred shareholders ($1.7016 per share)	(7,827)	—	—	—	—	—	—	—	(7,827)	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to Series C preferred shareholders ($1.5900 per share)	(10,971)	—	—		—	—	—	—	(10,971)
Dividends paid to Series D preferred shareholders ($0.4488 per share)	(2,244)	—	—		—	—	—	—	(2,244)
Dividends paid to common shareholders ($0.84 per share)	(58,651)	—	—	—	—	—	—	—	(58,651)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,970)	—	—	—	—	—	—	—	—	(6,970)
Other contributions from noncontrolling interest, net	18	—	—	—	—	—	—	—	—	18
Balance December 31, 2017	760,991	—	35	69	50	69,983	1,663,966	7,226	(1,109,469)	129,131
Net loss	(126,503)	—	—		—	—	—	—	(110,329)	(16,174)
Other comprehensive income	(2,034)	—	—	—	—	—	—	(1,818)	—	(216)
Shares issued under employee compensation plan, net of shares retired	663	—	—	—	—	512	151	—	—	—
Amortization of deferred compensation	6,925	—	—	—	—	—	6,925	—	—	—
Dividends paid to Series B preferred shareholders ($1.8438 per share)	(6,361)	—	—	—	—	—	—	—	(6,361)	—
Dividends paid to Series C preferred shareholders ($1.80 per share)	(12,420)	—	—	—	—	—	—	—	(12,420)	—
Dividends paid to Series D preferred shareholders ($1.719 per share)	(8,594)	—	—	—	—	—	—	—	(8,594)	—
Dividends paid to common shareholders ($0.84 per share)	(59,145)	—	—	—	—	—	—	—	(59,145)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(6,949)	—	—	—	—	—	—	—	—	(6,949)
Other distributions to noncontrolling interest, net	(22)	—	—	—	—	—	—	—	—	(22)
Balance December 31, 2018	$546,551	$—	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(13,000)	—	—	—	—	—	—	—	(10,872)	(2,128)
Other comprehensive income	(18,852)	—	—	—	—	—	—	(17,964)	—	(888)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plan, net of shares retired	698	—	—	—	—	805	(107)	—	—	—
Amortization of deferred compensation	6,212	—	—	—	—	—	6,212	—	—	—
Dividends paid to Series B preferred shareholders ($1.8436 per share)	(6,364)	—	—	—	—	—	—	—	(6,364)	—
Dividends paid to Series C preferred shareholders ($1.80 per share)	(12,419)	—	—	—	—	—	—	—	(12,419)	—
Dividends paid to Series D preferred shareholders ($1.719 per share)	(8,592)	—	—	—	—	—	—	—	(8,592)	—
Dividends paid to common shareholders ($0.84 per share)	(63,787)	—	—	—	—	—	—	—	(63,787)	—
Noncontrolling interests:	—	—	—	—	—	—	—	—	—	—
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(3,004)	—	—	—	—	—	—	—	—	(3,004)
Other distributions to noncontrolling interest, net	(18)	—	—	—	—	—	—	—	—	(18)
Balance December 31, 2019	$427,425	$—	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Cash flows from operating activities:
Net loss	$(13,000)	$(126,503)	$(32,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	126,583	121,644	119,441
Amortization	16,180	14,554	12,057
Straight-line rent adjustments	(5,166)	(1,989)	(2,686)
Provision for doubtful accounts	—	2,461	1,763
Non-cash lease termination revenue	—	(4,200)	—
Amortization of deferred compensation	6,212	6,925	5,709
Gain on debt extinguishment, net	(24,859)	—	—
Insurance recoveries in excess of property loss	(3,861)	(689)	—
Gain on sale of interests in real estate and non-operating real estate, net	(5,474)	(9,625)	(881)
Equity in income of partnerships	(8,289)	(11,375)	(14,367)
Gain on sale of real estate by equity method investee	(553)	(2,772)	(6,567)
Cash distributions from partnerships	22,570	9,421	16,849
Amortization of historic tax credits	—	(829)	(1,768)
Impairment of assets	1,455	129,365	55,793
Impairment of development land parcel	3,562	—	—
Impairment of mortgage loan receivable	—	8,122	—
Change in assets and liabilities:
Net change in other assets	(4,191)	(5,998)	(5,652)
Net change in other liabilities	223	6,352	(4,752)
Net cash provided by operating activities	111,392	134,864	142,091
Cash flows from investing activities:
Investments in consolidated real estate acquisitions	—	(17,611)	—
Cash proceeds from sales of real estate	50,407	13,730	77,778
Cash proceeds from sale of mortgage	8,000	—	—
Net proceeds from insurance claims related to damage to real estate assets	6,977	700	—
Cash distributions from partnerships of proceeds from real estate sold	879	19,727	30,265
Investments in partnerships	(72,939)	(58,112)	(73,434)
Investments in real estate improvements	(34,260)	(35,170)	(51,949)
Additions to construction in progress	(113,791)	(75,649)	(116,550)
Capitalized leasing costs	(568)	(12,022)	(6,066)
Distribution of financing proceeds from equity method investee	25,000	123,000	35,221
Additions to leasehold improvements and corporate fixed assets	(1,055)	(160)	(683)
Net cash used in investing activities	(131,350)	(41,567)	(105,418)
Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	—	286,847
Redemption of Series A Preferred Shares	—	—	(115,000)
Borrowings under revolving facilities	190,000	12,000	56,000
Repayments of mortgage loans and finance lease liabilities	(71,387)	—	(150,000)
Proceeds from mortgage loans	—	10,185	—
Principal installments on mortgage loans	(17,911)	(18,655)	(17,945)
Payment of deferred financing costs	(95)	(5,529)	(71)
Value of shares of beneficial interest issued	1,256	1,410	2,085
Dividends paid to common shareholders	(63,787)	(59,145)	(58,651)
Dividends paid to preferred shareholders	(27,375)	(27,375)	(27,403)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(3,004)	(6,949)	(6,970)
Value of shares retired under equity incentive plans, net of shares issued	(556)	(747)	(1,477)
Net cash provided by (used in) financing activities	7,141	(94,805)	(32,585)
Net change in cash, cash equivalents, and restricted cash	(12,817)	(1,508)	4,088
Cash, cash equivalents, and restricted cash, beginning of period	32,445	33,953	29,865
Cash, cash equivalents, and restricted cash, end of period	$19,628	$32,445	$33,953

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019, 2018 and 2017

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2019, our portfolio consists of a total of 26 properties operating in nine states, including 21 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2019, held a 97.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the Operating Partnership’s partnership agreement, each of its limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2019, the total amount that would have been distributed would have been $10.8 million, which is calculated using our December 31, 2019 closing share price on the New York Stock Exchange of $5.33 multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of December 31, 2019.

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

Going Concern Considerations

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result of the considerations articulated below, we believe there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered the following: i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $255.0 million as of December 31, 2019 and term loans maturing in 2021 with a balance of $550.0 million as of December 31, 2019; ii) our mortgage loans with varying maturities through 2025 with a principal balance of $901.6 million as of December 31, 2019; iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business.

The Company anticipates not meeting certain financial covenants applicable under the credit agreements during 2020. The Company plans to continue to work with the lender group to obtain temporary debt covenant relief through September 2020 and then pursue a longer term financing solution prior to the expiration of the initial modification. In addition, the Company plans to execute the sale-leaseback of certain properties, sell certain real estate assets and control certain operational costs. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise over the applicable twelve month period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of this accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain relief from the lender group in regards to debt covenants, execute the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs are within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief from the lender group through modified debt covenant requirements involve performance by third parties and therefore cannot be considered probable of occurring.

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2019, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents. At December 31, 2019 and 2018, cash and cash equivalents and restricted cash totaled $19.6 million and $32.4 million, respectively, and included tenant security deposits of $1.8 million and $2.3 million, respectively. Cash paid for interest was $59.4 million, $58.4 million and $55.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, net of amounts capitalized of $7.7 million, $6.4 million and $7.6 million, respectively.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of December 31, 2019, 2018 and 2017.

	December 31,
(in thousands of dollars)	2019	2018	2017
Cash and cash equivalents	$12,211	$18,084	$15,348
Restricted cash included in other assets	7,417	14,361	18,605
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,628	$32,445	$33,953

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

Significant Non-Cash Transactions

In the third quarter of 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019. The conveyance was a non-cash transaction with the exception of $7.5 million of cash and escrow balances which were transferred to the lender.

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

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate borrowings on our revolving facilities were $229.0 million, $65.0 million and $309.0 million, and aggregate repayments were $39.0 million, $53.0 million and $403.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Accrued construction costs decreased by $8.5 million in the year ended December 31, 2019, increased by $15.7 million in the year ended December 31, 2018 and decreased by $8.3 million in the year ended December 31, 2017, representing non-cash changes in construction in progress.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. We believe that our most significant and subjective accounting estimates and assumptions are those relating to asset impairment and fair value.

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

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 provides a single comprehensive model to use in accounting for revenue arising from contracts with customers, and gains and losses arising from transfers of non-financial assets including sales of property and equipment, real estate, and intangible assets. The majority of our revenues are derived from leases and are not subject to ASC 606; rather, they were governed by ASC 840 through December 31, 2018 and are subject to ASC 842 effective January 1, 2019. See Lease accounting related under New Accounting Developments for our adoption impact from ASC 842 on January 1, 2019.

We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $1.6 million, $2.0 million, and $2.7 million in the years ended December 31, 2019, 2018 and 2017, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2019 and 2018 were $30.4 million and $27.2 million, respectively.

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

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. Effective January 1, 2019, we recognize fixed CAM revenue prospectively on a straight-line basis. Prior to that, during the year, our income increased or decreased based on actual expense levels and changes in other factors that influenced the reimbursement amounts, such as occupancy levels. As of December 31, 2018, our tenant accounts receivable included accrued income of $1.9 million because actual reimbursable expense amounts eligible to be billed to tenants under applicable contracts exceeded amounts actually billed. Prior to the adoption of ASC 842, we recorded reimbursement revenue from tenants whose leases include fixed CAM provisions in accordance with the contractual terms of the respective leases.

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

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.2 million and $0.2 million as of December 31, 2019 and 2018, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing revenue, included in other real estate revenues in the consolidated statements of operations, was $4.1 million, $3.9 million, and $4.4 million and for the years ended December 31, 2019, 2018 and 2017, respectively.

Property management revenue from management and development activities is generated through contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statement of operations. In the case of management fees, our performance obligations are fulfilled over time as the management services are performed and the associated revenues are recognized on a monthly basis when the customer is billed. In the case of development fees, our performance obligations are fulfilled over time as we perform certain stipulated development activities as set forth in the respective development agreements and the associated revenues are recognized on a monthly basis when the customer is billed. Property management fee revenue was $0.5 million, $0.7 million, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Development fee revenue was $0.7 million, $0.8 million, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2019 and 2018 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. Approximately $1.5 million of this goodwill balance is allocated to three equity method investees with negative investment balances.

Changes in the carrying amount of goodwill for the three years ended December 31, 2019 were as follows:

		Accumulated
(in thousands of dollars)	Basis	Amortization	Total
Balance, January 1, 2017	$6,322	$(1,073)	$5,249
Goodwill divested	—	—	—
Balance, December 31, 2017	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2018	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2019	$6,322	$(1,073)	$5,249

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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2019 and 2018:

	December 31,
(in thousands of dollars)	2019	2018
Intangible Assets:
Value of lease intangibles, net	$8,155	$12,594
Above-market lease intangibles, net	—	25
Subtotal	8,155	12,619
Goodwill, net	5,249	5,249
Total intangible assets	$13,404	$17,868
Intangible Liabilities
Below-market lease intangibles, net	$215	$403
Above-market ground lease	$—	$5,484
Total intangible liabilities	$215	$5,887

Intangible liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets.  Amortization of lease intangibles was $3.3 million, $2.4 million, and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net amortization of above-market and below-market lease intangibles increased revenue by $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of above-market ground lease intangibles increased expenses by $0.1 million for each of the years ended December 31, 2018 and 2017, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars)	Value of Lease	Customer	Below Market
For the Year Ending December 31,	Intangibles	Relationship Value	Leases, net
2020	$1,518	$77	$(67)
2021	1,429	—	(42)
2022	1,299	—	(10)
2023	1,296	—	(10)
2024	1,251	—	(10)
2025 and thereafter	1,285	—	(76)
Total	$8,078	$77	$(215)

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

In June 2018, we determined that the land parcel in Gainesville, Florida met the criteria to classify it as held for sale. This determination was made because the property was under contract, and we believed that we will likely complete a sale of the property within one year. We completed the sale of the land parcel in multiple transactions in 2019. Additionally, in December 2018, we determined that the land parcel in New Garden Township, Pennsylvania met the criteria to classify it as held for sale. This determination was made because we were in advanced negotiations with a buyer and believed that the sale would likely be complete within one year. In April 2019, we completed the sale of the New Garden Township land parcel.

As of December 31, 2019, we determined that 13 land parcels and outparcels met the criteria to be classified as held for sale. The determination was made because we entered into agreements to sell multiple outparcels to a buyer and two separate land parcels in separate transactions. We also believe that we would likely complete the sale transactions within one year. The outparcels were part of an agreement executed in November 2019 with one buyer to sell 14 outparcels across five properties, of which three were sold as of December 31, 2019. In January 2020, an additional outparcel under this arrangement was sold.

We also have two separate agreements to sell land parcels at Woodland Mall and Moorestown Mall.

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

For leases under which we are a lessor, certain internal leasing and legal costs such as salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants were previously capitalized under ASC 840. However, they are now being recorded as period costs in accordance with ASC 842. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Development/Redevelopment:
Salaries and benefits	$1,332	$1,380	$1,296
Real estate taxes	$1,057	$1,198	$1,035
Interest	$7,725	$6,395	$7,620
Leasing:
Salaries, commissions and benefits	$568	$7,022	$6,066

Receivables

We review the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze billed and unbilled revenues, including straight-line rent receivable, historical collection issues, customer creditworthiness and current economic and industry trends. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. If deemed uncollectible, we record an offset for credit losses directly to lease revenue.

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

We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2019, 2018 and 2017, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Ordinary income	$—	$0.25	$—
Non-dividend distribution	0.84	0.59	0.84
Per-share distributions	$0.84	$0.84	$0.84

The per share distributions paid to Series A, Series B, Series C and Series D preferred shareholders had the following components for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Series A Preferred Share Dividends (1)
Ordinary income			$—
Non-dividend distributions			1.70
			$1.70
Series B Preferred Share Dividends
Ordinary income	$—	$1.84	$—
Non-dividend distributions	1.84	—	1.84
	$—	$1.84	$1.84
Series C Preferred Share Dividends
Ordinary income	$—	$1.80	$—
Non-dividend distributions	1.80	—	1.59
	$—	$1.80	$1.59
Series D Preferred Share Dividends
Ordinary income	$—	$1.72	$—
Non-dividend distributions	1.72	—	0.45
	$—	$1.72	$0.45

(1)	The Series A Preferred Shares were redeemed in 2017.

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

PRI is subject to federal, state and local income taxes. We had no federal or state income tax provision or benefit in the year ended December 31, 2019, but had a nominal provision in the year ended December 31, 2018 and a nominal benefit in the year ended December 31, 2017. We had net deferred tax assets of $14.3 million and $16.7 million for the years ended December 31, 2019 and 2018, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, because we have determined that it is more likely than not that these assets will not be realized based on recent earnings history for our taxable REIT subsidiaries. The deferred tax assets were remeasured for the year ended December 31, 2017 to account for the tax provisions in H.R. 1 (the Tax Cuts and Jobs Act), which was signed into law on December 22, 2017.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2019, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The adoption of this standard had the following effects on our financial statements as of December 31, 2019 and for the year ended December 31, 2019:

As of January 1, 2019, for leases under which the Company is a lessee, we recorded a right-of-use (“ROU”) asset of $24.6 million and corresponding lease liability for all leases previously accounted for as operating leases under ASC 840. The Company also derecognized an unfavorable ground lease liability of $5.5 million and reduced the corresponding ROU asset by the same amount. As of December 31, 2019, the ROU asset was $24.1 million and is included in deferred costs and other assets, net and the lease liability was $30.3 million and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Effective January 1, 2019, we changed our fixed CAM revenue recognition to be recognized prospectively on a straight-line basis. In the year ended December 31, 2019, $2.7 million, of such revenues were recognized and are included within lease revenue in the accompanying consolidated statements of operations; previously, such amounts were recognized as billed in accordance with the terms of the respective leases.

We review the collectability of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including its operating performance. For any tenant receivable balances deemed to be uncollectible, under ASC 842 we record an offset for credit losses directly to Lease revenue in the consolidated statement of operations. Previously, under ASC 840, uncollectible tenants’ receivables were reported in Other property operating expenses in the consolidated statement of operations. We recorded offsets for credit losses of $2.8 million for the year ended December 31, 2019.

For leases under which the Company is a lessor, certain internal leasing and legal costs that were previously capitalized under ASC 840 are now recorded as period costs under ASC 842. For the year ended December 31, 2018, we capitalized $5.2 million of internal leasing and legal salaries and benefits, respectively. No such costs were capitalized for the year ended December 31, 2019. We will continue to amortize previously capitalized initial direct costs over the remaining terms of the associated leases.

Other accounting

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in the practice of how certain transactions are classified in the statement of cash flows, including classification guidance for distributions received from equity method investments. We adopted this new standard effective January 1, 2018 using the retrospective transition method. The statement of cash flows for the year ended December 31, 2017 has been restated to reflect the adoption of ASU 2016-15. Upon adoption, we changed the prior period presentation of the statement of cash flows for the year ended December 31, 2017 for $5.7 million of cash distributions from partnerships that was previously presented within net cash used in investing activities to now be reflected within net cash provided by operating activities for the year ended December 31, 2017 using the nature of the distribution approach.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) as a Benchmark Interest Rate for Hedge Accounting.  This ASU adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate hedging strategies for both risk management and hedge accounting purposes. Because we adopted ASU 2017-12, this guidance became effective January 1, 2019. This new guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04,  Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350,  Intangibles—Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In January 2018, we elected to early adopt ASU 2017-04 effective January 1, 2018. This new guidance did not have any impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income- Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance. ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. We adopted this new guidance effective January 1, 2018. This new guidance did not have a significant impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, and subsequently issued amendments to the initial and transitional guidance within ASU 2018-19, ASU 2019-04 and ASU 2019-05 between November 2018 and May 2019. ASU 2016-13 introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. We adopted this new standard on January 1, 2020. Our receivables primarily relate to leases under ASC 842, which are not within the scope of ASU 2016-13. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

Immaterial error correction

The Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the year ended December 31, 2017 includes the impact of correcting the reporting of net loss (income) attributable to noncontrolling interest and common shareholders. Specifically, the correction adjusts for a computational error by reducing net income (and comprehensive income) or by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest by $3.4 million for the year ended December 31, 2017. The 2018 and 2017 quarterly results were also adjusted by increasing the net loss (and comprehensive loss) attributable to noncontrolling interest in the amount of $0.7 million for each of the three months ended March 31, 2018 and 2017; $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively; $0.8 million for the three months ended September 30, 2017; and $1.2 million for the three months ended December 31, 2017. The adjustments also increased the amount of net income (and comprehensive income) or decreased the amount of net loss (and comprehensive loss) attributable to PREIT and PREIT common shareholders by the corresponding amounts. The adjustments also increased the amount of basic and diluted earnings per share or decreased the amount of basic and diluted loss per share by $0.05 for the year ended December 31, 2017. The 2018 and 2017 quarterly results were also adjusted by increasing the amount of basic and diluted earnings per share or decreased the amount of basic and diluted loss per share by $0.01 for each of the three months ended March 31, 2018 and 2017; June 30, 2018 and 2017; and September 30, 2017; and, by $0.02 for the three months ended December 31, 2017.

The Consolidated Statement of Equity for the years ended December 31, 2018 and 2017 included the cumulative impact of $9.3 million and $7.8 million, respectively, which corrected the reporting of noncontrolling interest by decreasing noncontrolling interest and increasing Total Equity - Pennsylvania Real Investment Trust by the corresponding amount.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2019 and 2018 were comprised of the following:

	December 31,
(in thousands of dollars)	2019	2018
Buildings, improvements and construction in progress	$2,753,039	$2,719,400
Land, including land held for development	457,887	465,194
Total investments in real estate	3,210,926	3,184,594
Accumulated depreciation	(1,202,722)	(1,118,582)
Net investments in real estate	$2,008,204	$2,066,012

Impairment of Assets

During the years ended December 31, 2019, 2018, and 2017, we recorded asset impairment losses of $5.0 million, $137.5 million, and $55.8 million, respectively. Such impairment losses are recorded in “Impairment of assets” for the years ended 2019, 2018 and 2017. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Gainesville land	1,464	2,089	1,275
Woodland Mall	2,098	—	—
Exton Square Mall	—	73,218	—
Wyoming Valley Mall	—	32,177	—
Valley View Mall	1,408	14,294	15,521
Wiregrass Mall mortgage loan receivable	—	8,122	—
New Garden Township land	—	7,567	—
Logan Valley Mall	—	—	38,720
Sunrise Plaza land	—	—	226
Other	47	20	51
Total Impairment of Assets	$5,017	$137,487	$55,793

Multiple outparcels and land parcels

In November 2019, we entered into an agreement to sell 14 tenant occupied parcels across five properties — Magnolia Mall, Capital City Mall, Woodland Mall, Jacksonville Mall and Valley Mall — for total consideration of $29.9 million. As of December 31, 2019, we completed the dispositions on three outparcels at Capital City Mall and Magnolia Mall for total consideration of $5.2 million. In connection with these sales, we recorded a gain of $2.7 million. Of the remaining outparcels, impairment of assets was recorded for one at Woodland Mall, located in Grand Rapids, Michigan, for $1.5 million. In January 2020, the sale of the outparcel at Woodland Mall was complete.

We also entered into two agreements in December 2019 to sell two land parcels at Moorestown Mall, located in Moorestown, New Jersey, and Woodland Mall in 2020. An impairment of $0.6 million was recorded in 2019 for the land value of the parcel at Woodland Mall.

Gainesville development land parcel

We had an undeveloped land parcel in Gainesville, Florida. In 2018 and 2017, we recorded losses on impairment of assets on the land parcel located in Gainesville, Florida of $2.1 million and $1.3 million, respectively, in connection with negotiations with a potential buyer. In connection with these negotiations, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded losses on impairment of assets. In March 2019, we entered into an agreement of sale with a buyer to sell the undeveloped land parcel in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into four parcels. The first parcel was sold in March 2019 for $5.0 million. In connection with this transaction, we recorded losses on impairment of assets of $1.5 million in the first quarter of 2019. Subsequently, we closed on the sale of two parcels in November 2019 and the final parcel closed in December 2019 for aggregate consideration for the three parcels of $10.0 million. The net gain from the sale of this undeveloped land parcel was less than $0.1 million.

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

Valley View Mall

In connection with the preparation of our annual financial statements for the year ended December 31, 2019, we recorded a loss on impairment of assets on Valley View Mall in La Crosse, Wisconsin of $1.4 million. We noted a triggering event as a result of our determination to decrease the holding period of the property to one year. This led to us conduct an analysis of possible impairment at the property. Our fair value analysis was based on a direct capitalization rate of 13.2% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions. The capitalization rate was determined using management’s assessment of property operating performance and general market conditions and were classified in Level 3 of the fair value hierarchy.

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

We previously recorded a loss on impairment of assets on Valley View Mall in La Crosse, Wisconsin of $15.5 million in 2017 in connection with our decision to market the property for sale. In connection with this decision, we determined that the holding period of the property was less than previously estimated, which we concluded was a triggering event, leading us to conduct an analysis of possible impairment at this property. Based upon our estimates, we determined that the estimated undiscounted cash flows, net of capital expenditures for the property, were less than the carrying value of the property, and recorded a loss on impairment of assets. Our fair value analysis was based on an estimated capitalization rate of approximately 12.0% for Valley View Mall, which was determined using management’s assessment of property operating performance and general market conditions.

Wiregrass Mortgage loan receivable

In connection with the sale of three malls in 2016, we received a $17.0 million mortgage note secured by Wiregrass Commons Mall in Dothan, Alabama. The note has a fixed interest rate of 6.0% and we recorded $0.2 million, $1.0 million, and $1.0 million of interest income in the years ended December 31, 2019, 2018 and 2017, respectively. During 2018, the original buyer sold Wiregrass Commons Mall to an unrelated party and the mortgage note was assumed by this new buyer as part of that sale transaction. In the fourth quarter of 2018, we reclassified the mortgage note receivable from held-to-maturity to held-for-sale. In connection with this reclassification, we recorded an impairment loss of $8.1 million to reduce the $16.1 million carrying value of the mortgage note receivable to its estimated fair value of $8.0 million based on negotiations with a buyer. This mortgage note receivable was sold in February 2019 for $8.0 million.

New Garden Township development land parcel

In 2018, we recorded a loss on impairment of assets on a land parcel located in New Garden Township, Pennsylvania of $7.6 million in connection with negotiations with a potential buyer of the property. In connection with these negotiations, we determined that the estimated proceeds from the sale of the property would be less than the carrying value of the property, and recorded a loss on impairment of assets. As of December 31, 2018, this land parcel was classified as held-for-sale in our consolidated balance sheet.

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

In connection with the March 2015 acquisition of Springfield Town Center, the previous owner of the property was potentially entitled to receive consideration (the “Earnout”) under the terms of the Contribution Agreement which was to be calculated as of March 31, 2018. The estimated value of the Earnout was zero and no amounts were paid out at or after March 31, 2018.

Dispositions

The table below presents our dispositions in 2017. There were no dispositions of our mall properties in 2019 and 2018. Proceeds from property sales were used for general corporate purposes, repayment of mortgage loans that secured the properties (if applicable) and repayment of then-outstanding amounts on our Credit Agreements (see note 4), unless otherwise noted.

Sale Date	Property and Location	Description of Real Estate Sold	Capitalization Rate	Sale Price	Gain/ (Loss)
				(in millions of dollars)
2017 Activity:
January	Beaver Valley Mall, Monaca, Pennsylvania	Mall	15.6%	$24.2	$—
	Crossroads Mall, Beckley, West Virginia	Mall	15.5%	24.8	—
August	Logan Valley Mall, Altoona, Pennsylvania	Mall	16.5%	33.2	—

Dispositions – Other Activity

In 2020, we entered into an agreement of sale for the sale and leaseback of five properties for an estimated total consideration of $153.6 million. Additionally, we entered into agreements of sale for land parcels for anticipated multifamily development for an estimated total consideration of $125.3 million.  These agreements are subject to certain conditions and final closing of these sales transactions cannot be assured.

In 2019, we entered into an agreement of sale with a buyer to sell an undeveloped land parcel located in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into four parcels. The first parcel was sold in March 2019 for $5.0 million. As a result of executing the agreement of sale, we recorded losses on impairment of assets of $1.5 million in the first quarter of 2019. Subsequently, we closed on two parcels in November 2019 and the final parcel closed in December 2019 for an aggregate consideration of $10.0 million.

In 2019, we sold an undeveloped land parcel located in New Garden Township, Pennsylvania, for total consideration of $11.0 million, consisting of $8.25 million in cash and $2.75 million of preferred stock. We ascribed no value for accounting purposes to the preferred shares as they are not tradeable, cannot be transferred or sold and have no redemption feature. Up to $1.25 million of the cash consideration received is subject to claw-back if the buyer does not receive entitlements for a stipulated number of housing units, which has been recorded as a liability in our consolidated balance sheet. In connection with this sale, we recorded a gain of $0.2 million.

In 2019, we sold an outparcel adjacent to Exton Square Mall where a Whole Foods store is located for total consideration of $22.1 million. In connection with this sale, we recorded a gain of $1.3 million.

In 2019, we sold an outparcel located at Valley View Mall in La Crosse, Wisconsin for total consideration of $1.4 million. In connection with this sale, we recorded a gain of $1.2 million.

In 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019. As a result of the transfer, having previously recognized an asset impairment loss of approximately $32.2 million on the value of the property, we wrote off the remaining carrying value of the property of $43.2 million and recorded a net gain on extinguishment of debt of $29.6 million in 2019.

In 2018, we sold a parcel located adjacent to Exton Square Mall in Exton, Pennsylvania for $10.3 million. We recorded a gain of $8.1 million on this sale in the fourth quarter of 2018.

In 2018, we sold an outparcel on which two operating restaurants are located at Valley Mall in Hagerstown, Maryland. for $2.4 million. We recorded a gain of $1.0 million on this sale in the fourth quarter of 2018.

In 2018, we sold an outparcel on which an operating restaurant is located at Magnolia Mall in Florence, South Carolina for $ 1.7 million. We recorded a gain of $0.7 million on this sale in the second quarter of 2018.

In 2017, we sold three non operating parcels located at Beaver Valley Mall, Exton Square Mall and Valley Mall for an aggregate of $6.4 million and recorded aggregate gains of $1.3 million on these parcels.

Development Activities

As of December 31, 2019 and 2018, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2019 and 2018:

	December 31,
(in thousands of dollars)	2019	2018
Construction in progress	$106,011	$115,182
Land held for development	5,881	5,881
Deferred costs and other assets	7,274	6,487
Total capitalized construction and development activities	$119,166	$127,550

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2019 and 2018:

	December 31,
(in thousands of dollars)	2019	2018
ASSETS:
Investments in real estate, at cost:
Operating properties	$883,530	$575,149
Construction in progress	251,029	420,771
Total investments in real estate	1,134,559	995,920
Accumulated depreciation	(229,877)	(212,574)
Net investments in real estate	904,682	783,346
Cash and cash equivalents	34,766	20,446
Deferred costs and other assets, net	43,476	30,549
Total assets	982,924	834,341
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	499,057	507,090
FDP Term Loan, net	299,091	247,901
Other liabilities	79,166	34,463
Total liabilities	877,314	789,454
Net investment	105,610	44,887
Partners’ share	50,997	21,583
PREIT’s share	54,613	23,304
Excess investment (1)	17,464	15,763
Net investments and advances	$72,077	$39,067
Investment in partnerships, at equity	$159,993	$131,124
Distributions in excess of partnership investments	(87,916)	(92,057)
Net investments and advances	$72,077	$39,067

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

The following table summarizes our share of equity in income of partnerships for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Real estate revenue	$99,580	$98,781	$115,118
Expenses:
Property operating and other expenses	(34,955)	(30,839)	(33,273)
Interest expense	(23,272)	(23,373)	(25,251)
Depreciation and amortization	(21,942)	(19,393)	(24,872)
Total expenses	(80,169)	(73,605)	(83,396)
Net income	19,411	25,176	31,722
Less: Partners’ share	(10,768)	(13,719)	(17,607)
PREIT’s share	8,643	11,457	14,115
Amortization of excess investment	(354)	(82)	252
Equity in income of partnerships	$8,289	$11,375	$14,367

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

Mortgage Loans of Unconsolidated Properties

Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2027. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.06% to 5.56% and had a weighted average interest rate of 4.55% at December 31, 2019. The balances of the variable interest rate mortgage loans have interest rates that range from 3.19% to 4.60% and had a weighted average interest rate of 3.37% at December 31, 2019. The weighted average interest rate of all unconsolidated mortgage loans was 4.43% at December 31, 2019. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2020	$4,378	$—	$4,378	$8,801
2021	4,049	41,170	45,219	91,945
2022	3,738	21,500	25,238	93,476
2023	3,620	33,502	37,122	74,244
2024	2,886	—	2,886	5,772
2025 and thereafter	7,213	106,087	113,300	226,601
Total principal payments	$25,884	$202,259	$228,143	500,839
Less: Unamortized debt issuance costs				1,782
Carrying value of mortgage notes payable				$499,057

The following table presents the mortgage loans secured by the unconsolidated properties entered into since January 1, 2017:

Financing Date	Property	Amount Financed or Extended (in millions of dollars)	Stated Interest Rate	Maturity
2018 Activity:
February	Pavilion at Market East (1)	$8.3	LIBOR plus 2.85%	February 2021
March	Gloucester Premium Outlets (2)	$86.0	LIBOR plus 1.50%	March 2022
2017 Activity:
October	Lehigh Valley Mall (3)(4)	$200.0	Fixed 4.06%	November 2027

(1)	We own a 40% partnership interest in Pavilion at Market East and our share of this mortgage loan is $3.1 million.
(2)	We own a 25% partnership interest in Gloucester Premium Outlets and our share of this mortgage loan is $21.5 million.
(3)

The proceeds were used to repay the existing $124.6 million mortgage loan plus accrued interest. We own a 50% partnership interest in Lehigh Valley Mall and our share of this mortgage loan is $96.4 million.

(4)

We received $35.3 million of proceeds as a distribution in connection with the financing. In connection with this new mortgage loan financing, the unconsolidated entity recorded $3.1 million of prepayment penalty and accelerated the amortization of $0.1 million of unamortized financing costs in the fourth quarter of 2017.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in each of Lehigh Valley Associates L.P. (“LVA”) and Fashion District Philadelphia (“FDP”). The financial information of LVA and FDP are included in the amounts above. Summarized balance sheet information as of December 31, 2019, 2018 and 2017, and summarized statement of operations information for the years ended December 31, 2019, 2018 and 2017 for these entities, which are accounted for using the equity method, are as follows:

LVA

	As of or for the year ended December 31,
(in thousands of dollars)	2019	2018	2017
Total assets	$62,504	$52,255	$43,850
Mortgage payable	191,998	196,328	199,451
Revenue	32,906	35,662	34,945
Property operating expenses	8,448	9,014	9,038
Interest expense	8,055	8,222	10,907
Net income	13,162	15,605	11,389
PREIT’s share of equity in income of partnership	6,581	7,803	5,695

FDP

	As of or for the year ended December 31,
(in thousands of dollars)	2019	2018	2017
Total assets	$641,377	$497,419	$428,827
FDP Term Loan, net	299,091	250,000	—
Revenue	8,028	4,053	18,708
Property operating expenses	6,995	3,630	6,909
Interest expense	178	126	126
Net income	(7,352)	(4,990)	2,436
PREIT’s share of equity in income of partnership	(3,676)	(2,495)	1,218

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

As of December 31, 2019, we had borrowed $550.0 million under the Term Loans and $255.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2019 is net of $2.0 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to us as of December 31, 2019 was $30.1 million.

Interest expense and the deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2019	2018	2017
Revolving Facilities:
Interest expense	$7,526	$1,807	$2,463
Deferred financing amortization	1,097	1,052	796
Term Loans:
Interest expense	20,922	17,585	14,935
Deferred financing amortization	760	763	759
Accelerated financing fee	—	363	—

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

As of December 31, 2019, $250.0 million was outstanding under the 2014 7-Year Term Loan, which matures on December 29, 2021.

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

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans	Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans	Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%	0.20%	1.35%	0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	0.25%	1.45%	0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	0.30%	1.60%	0.60%
4	Equal to or greater than 0.550 to 1.00 (1)	1.55%	0.55%	1.90%	0.90%

(1)	The rates in effect under the Credit Agreements were based upon the Level 4 Ratio of Total Liabilities to Gross Asset Value as of December 31, 2019.

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

As of December 31, 2019, we were in compliance with all such financial covenants. We anticipate not meeting certain financial covenants applicable under the credit agreements during 2020. See Going Concern Considerations section in Note 1.

Consolidated Mortgage Loans

Our consolidated mortgage loans, which are secured by 10 of our consolidated properties, are due in installments over various terms extending to the year 2025.  Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at December 31, 2019. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.94% at December 31, 2019. The weighted average interest rate of all consolidated mortgage loans was 4.04% at December 31, 2019. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2019:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2020	$16,266	$27,161	$43,427
2021	17,862	188,785	206,647
2022	13,463	355,988	369,451
2023	6,584	53,299	59,883
2024	6,405	-	6,405
2025 and thereafter	4,406	211,346	215,752
Total principal payments	$64,986	$836,579	901,565
Less: Unamortized debt issuance costs			1,812
Carrying value of mortgage notes payable			$899,753

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2019 and 2018 are as follows:

	2019		2018
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Consolidated mortgage loans (1)	$899.8	$873.9	$1,047.9	$1,002.3

(1)	The carrying value of consolidated mortgage loans has been reduced by unamortized debt issuance costs of $1.8 million and $3.1 million as of December 31, 2019 and 2018, respectively.

The consolidated mortgage loans contain various customary default provisions. As of December 31, 2019, we were not in default on any of the consolidated mortgage loans.

Mortgage Loan Activity

The following table presents the mortgage loans we have entered into or extended since January 1, 2018 relating to our consolidated properties:

Financing Date	Property	Amount Financed or Extended (in millions of dollars )	Stated Interest Rate	Maturity
2018 Activity:
January	Francis Scott Key (1)	$68.5	LIBOR plus 2.60%	January 2022
February	Viewmont Mall (2)	$10.2	LIBOR Plus 2.35%	March 2021

(1)	The $68.5 million mortgage loan’s maturity date was extended to January 2022, and has a one-year extension option that would further extend the maturity date to January 2023.

(2)	In 2018, the mortgage was increased by $10.2 million to $67.2 million.

Other Mortgage Loan Activity

In March 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

As discussed in Note 2, in September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. The loan had a balance of approximately $72.8 million as of the conveyance on September 26, 2019. In connection with the conveyance, $7.5 million of cash and escrow balances were transferred to the lender and we recorded a net gain on extinguishment of debt of $29.6 million.

In April 2019, we received a notice from the servicer of the Cumberland Mall mortgage of a cash sweep event due to the failure of an anchor tenant to renew for a full term. We satisfied this requirement in August 2019.

We have a $27.4 million mortgage, secured by Valley View Mall in La Crosse, Wisconsin, which matures in July 2020. Subsequent to December 31, 2019, we have commenced disposition discussions with the lender regarding the property.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of December 31, 2019, all of our outstanding derivatives were designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

During 2020, we estimate that $2.7 million will be reclassified as an increase to interest expense in connection with derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of December 31, 2019, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.86% on a notional amount of $795.6 million, maturing on various dates through May 2023, and forward starting interest rate swap agreements with a weighted average base interest rate of 2.75% on a notional amount of $100.0 million, with effective dates in June 2020, and maturity dates in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at December 31, 2019 and 2018 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at December 31, 2019 (in millions of dollars)	Aggregate Fair Value at December 31, 2019 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2018 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$100.0	$0.2	$1.9	1.23%
2021	495.6	(1.4)	8.1	1.66%
2022	—	—	—	—
2023	200.0	(7.3)	(0.4)	2.67%
Forward Starting Swaps
2023	100.0	(3.4)	(2.6)	2.75%
Total	$895.6	$(11.9)	$7.0	1.96%

(1)

As of December 31, 2019 and 2018, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2019	2018	2017	2019	2018	2017
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(15.8)	$(0.4)	$4.0	$(3.1)	$2.4	$2.3

	Year Ended December 31,
(in millions of dollars)	2019	2018	2017
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(64.0)	$(61.4)	$(58.4)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(3.1)	$2.4	$2.3

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of December 31, 2019, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2019, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.1 million. If we had breached any of the default provisions in these agreements as of December 31, 2019, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $12.4 million. We had not breached any of these provisions as of December 31, 2019.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.9 million, $0.9 million, and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental Retirement Plans

We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2019, 2018 and 2017, approximately 44,000, 31,000, and 38,000 shares, respectively, were purchased for total consideration of $0.2 million, $0.2 million, and $0.4 million, respectively. We recorded expense of approximately $48 thousand, $43 thousand and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the share purchase plan.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2019, we make share based compensation awards using our 2018 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2018. Previously, we maintained six other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.

We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.

For the years ended December 31, 2019, 2018 and 2017, we recorded aggregate compensation expense for share based awards of $7.0 million (including a net reversal of $1.1 million of amortization relating to employee separation), $6.9 million (including $0.1 million of accelerated amortization relating to employee separation), and $5.7 million (including a net reversal of $0.2 million of amortization relating to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2019, 2018 and 2017, we capitalized compensation costs related to share based awards of $0.2 million, $0.1 million, and $0.1 million, respectively.

2018 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2018 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 1,145,956 as of December 31, 2019. The share based awards described in this footnote were made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Restricted Shares Subject to Time Based Vesting

The aggregate fair value of the restricted shares that we granted to our employees and non-employee trustees in 2019, 2018 and 2017 was $5.6 million, $5.1 million, and $4.8 million, respectively, based on the share price on the date of the grant. As of December 31, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.8 years.

A summary of the status of our unvested restricted shares as of December 31, 2019 and changes during the years ended December 31, 2019, 2018 and 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	386,412	$21.88
Shares granted	336,296	14.95
Shares vested	(238,859)	19.56
Shares forfeited	(34,427)	18.00
December 31, 2017	449,422	$16.85
Shares granted	461,395	11.02
Shares vested	(260,178)	16.58
Shares forfeited	(29,241)	14.17
December 31, 2018	621,398	$13.29
Shares granted	798,370	7.04
Shares vested	(349,533)	13.14
Shares forfeited	(131,971)	8.75
December 31, 2019	938,264	$8.67

Restricted Shares Awarded to Employees

In 2019, 2018 and 2017, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient remains our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 683,570, 392,697, and 245,950 restricted shares subject to time based vesting to our employees in 2019, 2018 and 2017, respectively. The weighted average grant date fair values of time based restricted shares was $7.15 per share in 2019, $10.99 per share in 2018, and $16.43 per share in 2017. The aggregate fair value of the restricted shares granted in 2019, 2018, and 2017 were $4.9 million, $4.3 million, and $4.0 million, respectively. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.7 million (including a net reversal of $0.2 million of accelerated amortization relating to employee separation), $4.3 million (including $0.1 million of accelerated amortization relating to employee separation) and $3.9 million (including $0.2 million of accelerated amortization relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $2.0 million, and $3.9 million, respectively.

On February 24, 2020, the Company granted 1,093,292 time-based restricted shares to employees that vest over periods of two to three years in annual installments.

Outperformance Units (“OPUs”) Awarded to Employees

Of the time-based restricted shares granted to employees in 2019 described above, 517,783 have Outperformance Units (“OPUs”) attached to them. The OPUs will entitle the employees to receive additional shares tied to a multiple of the employee’s time-based restricted share award if the Company achieves certain specified operating performance metrics measured over a three-year period. If any shares are issued in respect of the OPUs at the end of the three-year measurement period, 50% will vest immediately, 25% will be subject to an additional one-year vesting requirement, and 25% will be subject to an additional two-year vesting requirement. Dividend equivalents on the common shares will accrue on any awarded OPUs and are credited to “acquire” more OPUs for the account of the employee at the 20-day average closing price per common share ending on the dividend payment date, but will vest only if performance measures are achieved. We recorded $0.8 million (including a net reversal of $0.1 million of accelerated amortization relating to employee separation) of compensation expense related to OPUs for the year ended December 31, 2019.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards have been made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. We granted a total of 114,800, 68,698, and 64,358 restricted shares subject to time based vesting to our non-employee trustees in 2019, 2018, and 2017, respectively. The weighted average grant date fair values of time based restricted shares was $6.35 per share in 2019, $11.17 per share in 2018, and $11.45 per share in 2017. The aggregate fair value of the restricted shares granted in 2019, 2018 and 2017 were $0.7 million, $0.8 million, $0.7 million, respectively, based on the share price on the date of the grant. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $0.7 million, $0.5 million, and $0.5 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $0.3 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. The total fair value of shares granted to non-employee trustees that vested was $0.8 million, $0.6 million, and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2020, we will record compensation expense of $0.3 million in connection with the amortization of existing non-employee trustee restricted share awards.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards to employees and non-employee trustees as follows:

	Future Compensation Expense
(in thousands of dollars) For the Year Ending December 31,	Employees	Non-Employee Trustees	Total
2020	$2,527	$284	$2,811
2021	1,352	—	1,352
2022	150	—	150
2023		—	—
Total	$4,029	$284	$4,313

Restricted Share Unit Programs

In 2019, 2018, 2017, 2016 and 2015, our Board of Trustees established the 2019-2021 RSU Program, 2018-2020 RSU Program, 2017-2019 RSU Program, 2016-2018 RSU Program, and the 2015-2017 RSU Program, respectively (collectively, the “RSU Programs”).

Under the RSU Programs, we may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on our performance in terms of total return to shareholders (as defined in the RSU Programs) for applicable three year periods or a shorter period ending upon the date of a change in control of the Company (each, a “Measurement Period”) relative to the total return to shareholders, as defined, for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). In both 2019 and 2018, only one half of the awarded RSUs were tied to our relative total return to shareholders compared to the Index REITs, with the other half of the RSUs being tied to our absolute level of total return to shareholders. Dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20 -day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.

The aggregate fair values of the RSU awards in 2019, 2018 and 2017 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2019, 2018 and 2017 by grant date:

(in thousands of dollars, except per share data)	RSUs and assumptions by Grant Date
Grant Date:	January 29, 2019		January 19, 2018		February 27, 2017
Measurement Basis:	Absolute TSR RSUs	Relative TSR RSUs	Absolute TSR RSUs	Relative TSR RSUs	Relative TSR RSUs
RSUs granted	210,193	210,193	115,614	115,614	140,490
Aggregate fair value of shares granted	$1,550	$1,890	$1,336	$1,779	$1,620
Weighted average fair value per share	$7.38	$8.99	$10.93	$14.56	$11.53
Volatility	40.3%	40.3%	31.6%	31.6%	25.8%
Risk free interest rate	2.58%	2.58%	2.19%	2.19%	1.42%
PREIT Stock Beta compared to Dow Jones US Real Estate Index (1)	n/a	n/a	n/a	n/a	0.706

(1)	2019 and 2018’s RSU Award valuations used a matrix approach, where the correlation was calculated between PREIT and each of its peers and each peer against all other peers.

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $1.8 million (including a reversal of $0.8 million of accelerated amortization relating to employee separation), $2.1 million, and $1.3 million (including a reversal of $0.4 million of accelerated amortization relating to employee separation) of compensation expense related to the RSU Programs for the years ended December 31, 2019, 2018 and 2017, respectively. We will record future aggregate compensation expense of $2.8 million related to the existing awards under the RSU Programs.

For the years ended December 31, 2019, 2018 and 2017, no shares were issued from the 2017-2019, 2016-2018, and 2015-2017 RSU programs because the required criteria were not met.

On February 24, 2020, the Board of Trustees established the 2020-2022 Equity Award program, and the Company granted 709,943 RSUs to employees (the “2020 RSUs”). The 2020 RSUs have a three-year measurement period that ends on December 31, 2022 or a shorter period ending upon the change in control of the Company. The 2020 RSUs represent the right to receive common shares in the future depending on the Company’s performance in the achievement of operating performance measures and a modification based on total return to shareholders. The preliminary number of common shares to be issued by the Company with respect to the 2020 RSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the applicable Measurement Period. These performance measures, the three-year core mall non-anchor occupancy and the three-year fixed charge coverage ratio, are each weighted 50%. The preliminary number of common shares to be issued by the Company as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s total return to shareholders, as defined, for the applicable Measurement Period relative to the performance of other real estate investment trusts comprising a leading index of retail real estate investment trusts. Unlike the RSUs awarded in 2018 and 2019, the number of shares that may be issued with respect to the 2020 RSUs are not dependent on any absolute level of total return to shareholders.

9. LEASES

As discussed in Note 1, we adopted ASC 842, the new lease accounting standard, effective January 1, 2019.

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of December 31, 2019, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

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

The following table presents additional information pertaining to the Company’s leases:

	For the Year Ended December 31, 2019
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$750	$—	$—	$750
Interest on lease liabilities	294	—	—	294
Operating lease costs	—	1,583	1,932	3,515
Variable lease costs	—	165	457	622
Total lease costs	$1,044	$1,748	$2,389	$5,181

Other information related to leases as of and for the year ended December 31, 2019 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$294
Operating cash flows used for operating leases	$2,205
Financing cash flows used for finance leases	$632
Weighted average remaining lease term-finance leases (months)	99
Weighted average remaining lease term-operating leases (months)	306
Weighted average discount rate-finance leases	4.42%
Weighted average discount rate-operating leases	6.42%

Future payments against lease liabilities as of December 31, 2019 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
2020	$925	$2,237	$3,162
2021	925	2,730	3,655
2022	925	2,538	3,463
2023	925	2,485	3,410
2024	925	2,373	3,298
Thereafter	2,999	46,853	49,852
Total undiscounted lease payments	7,624	59,216	66,840
Less imputed interest	(1,242)	(28,965)	(30,207)
Total lease liabilities	$6,382	$30,251	$36,633

Future minimum lease payments under these agreements as of December 31, 2018 were as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2019	$925	$3,264	$4,189
2020	925	2,237	3,162
2021	925	2,730	3,655
2022	925	2,538	3,463
2023	925	2,485	3,410
Thereafter	3,923	49,226	53,149
	$8,548	$62,480	$71,028

As Lessor

As of December 31, 2019, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
For the Year Ending December 31,
2020	$205,574
2021	187,241
2022	168,671
2023	149,296
2024	127,355
2025 and thereafter	386,280
$1,224,417

10. RELATED PARTY TRANSACTIONS

Office Leases

During 2019, we leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.7 million, $1.3 million, and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. This lease terminated in December 2019.

In December 2018, we entered into a lease for new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, with Brandywine Realty Trust. Our lead independent trustee is also a Trustee of Brandywine Realty Trust. The lease commenced in December 2019 and we moved into our new offices at One Commerce Square in January 2020.

Employee Health Insurance

We purchase healthcare benefits for our employees through Independence Blue Cross (“IBX”). Our lead independent trustee became chairman of the board of directors of IBX during 2018. We paid total insurance healthcare premiums of $2.5 million to IBX during 2019 and $2.7 million during 2018.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2019, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $75.2 million, including $33.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For the purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of December 31, 2019, we expect to meet this obligation.

Employment Agreements

One officer of the Company currently has employment agreements with terms that renew automatically each year for additional one-year terms. This employment agreement provided for aggregate base compensation for the year ended December 31, 2019 of $0.9 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.

A former officer, the Executive Vice President and Chief Financial Officer, executed a Separation of Employment Agreement (the “Separation Agreement”) with the Company on December 23, 2019. Consistent with the officer’s amended and restated employment agreement dated as of December 30, 2008 (together with the May 6, 2009 Amendment thereto) as modified in certain respects by the Separation Agreement, the officer has been paid amounts that were fully earned but not yet paid on or before the last day of full-time employment, in addition to a payment equal to two times the current base salary and a payment equal to two times the average bonus amount in the last three calendar years. The officer may continue to participate in the Company’s benefit plans for eighteen months. The officer will also be paid the supplemental retirement plan account balance, as required by the terms of the employment agreements and the nonqualified supplemental executive retirement agreement.

In March 2020, the Company entered into an employment agreement with Mario C. Ventresca, Jr., its Executive Vice President and Chief Financial Officer.

Provision for Employee Separation Expense

We recorded $3.7 million, $1.1 million and $1.3 million of employee separation expense during the years ended December 31, 2019, 2018 and 2017, respectively, in connection with the termination of certain employees. As of December 31, 2019, $3.5 million of these amounts was accrued and unpaid.

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

During the year ended December 31, 2019, we recorded net recoveries of $4.4 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.5 million of the recoveries received relate to business interruption.

During the year ended December 31, 2018, we recorded net recoveries, of approximately $0.7 million. This amount consisted of combined estimated property impairment and remediation losses of $2.3 million, offset by a corresponding insurance claim recovery of $3.0 million.

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

Tax Protection Agreements

There were no tax protection agreements in effect as of December 31, 2019.

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

The tax credits received by the Counterparty were subject to five year credit recapture periods that ended in 2018. Our obligation to the Counterparty with respect to the tax credits was ratably relieved annually each year. In each of the third quarters of 2018 and 2017, we recognized $1.0 million and $1.9 million, respectively, as “Other income” in the consolidated statements of operations.

We also recorded $0.2 million of priority returns earned by the Counterparty during each of the third quarters of 2018 and 2017, respectively.

In aggregate, we recorded $0.8 million and $1.8 million in net income to “Other income” in the consolidated statements of operations in connection with the Project during the years ended December 31, 2018 and 2017, respectively.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2019	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total revenue	$85,305	$81,392	$81,374	$88,721	$336,792
Net income (loss) (2)(3)	(16,223)	(6,080)	24,716	(15,413)	(13,000)
Net income (loss) attributable to PREIT (2)(3)(4)	(14,535)	(5,751)	24,262	(14,848)	(10,872)
Basic and diluted earnings (loss) per share (4)	$(0.30)	$(0.17)	$0.22	$(0.29)	(0.52)

(in thousands of dollars, except per share amounts) For the Year Ended December 31, 2018	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	Total
Total revenue	$86,282	$91,973	$88,103	$96,042	$362,400
Net loss (2)(3)	(3,712)	(32,321)	(1,636)	(88,834)	(126,503)
Net loss attributable to PREIT (2)(3)(4)	(2,601)	(28,201)	(745)	(78,782)	(110,329)
Basic and diluted loss per share (4)	(0.14)	(0.50)	(0.11)	(1.23)	(1.98)

(1)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.
(2)	Includes impairment losses of $1.5 million (1st Quarter 2019), $3.5 million (4th Quarter 2019), $34.2 million (2nd Quarter 2018), and $103.2 million (4th Quarter 2018).
(3)

Includes gain on sales of real estate by equity method investee of $0.6 million (1st Quarter 2019) and $2.8 million (1st Quarter 2018), gain on sales of real estate $1.5 million (2nd Quarter 2019), $1.2 million (3rd Quarter 2019), $0.1 million (4th Quarter 2019), $0.7 million (2nd Quarter 2018) and $0.8 million (4th Quarter 2018) and gain on sales of interests in non operating real estate of $2.7 million (4th Quarter 2019) and $8.1 million (4th Quarter 2018).

(4)

Certain prior period amounts for net income (loss) attributable to PREIT common shareholders, basic and diluted earnings per share, noncontrolling interest, total equity - PREIT and cash flow amounts were adjusted to reflect immaterial financial statement error corrections and new accounting rules as discussed in Note 1 to our consolidated financial statements.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2019

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance (1)	Date of Acquisition/ Construction	Life of Depre- ciation
Capital City Mall	$11,380	$65,575	$59,801	$11,321	$125,435	$51,408	$—	2003	40
Cherry Hill Mall	29,938	185,611	265,297	48,608	432,238	261,070	268,753	2003	40
Cumberland Mall	8,711	43,889	31,394	9,842	74,152	31,239	42,247	2005	40
Dartmouth Mall	7,015	28,328	52,872	7,021	81,194	44,318	58,288	1998	40
Exton Square Mall	19,976	103,955	(74,961)	23,714	25,256	11,470	—	2003	40
Francis Scott Key Mall	9,786	47,526	40,644	9,440	88,516	43,141	68,469	2003	40
Jacksonville Mall	9,913	47,139	36,515	9,913	83,654	40,110	—	2003	40
Magnolia Mall	8,149	42,302	56,657	14,511	92,597	49,356	—	1998	40
Monroe Land	1,177	—	—	1,177	—	—	—	2006	10
Moorestown Mall	10,934	62,995	112,615	23,060	163,484	72,684	—	2003	40
Patrick Henry Mall	16,075	86,643	53,740	16,397	140,061	73,125	88,910	2003	40
Plymouth Meeting Mall	29,265	58,388	153,745	31,738	209,660	99,496	—	2003	40
The Mall at Prince Georges	13,065	57,686	74,504	13,066	132,189	63,944	—	1998	40
Springfield Town Center	119,912	353,551	22,736	119,912	376,287	67,344	—	2015	40
Sunrise Plaza land	395	—	(29)	366	—	—	—	2005	N/A
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	11,956	57,931	75,356	23,761	121,482	48,093	—	2003	40
Valley View Mall	9,402	45,351	(18,564)	4,204	31,986	12,600	27,429	2003	40
Viewmont Mall	12,505	61,519	47,962	12,606	109,380	49,593	67,185	2003	40
Willow Grove Park	26,748	131,189	102,878	36,412	224,403	105,214	156,444	2003	40
Woodland Mall	31,835	121,965	127,859	40,593	241,065	78,517	123,840	2005	40
Investment In Real Estate	$388,326	$1,601,543	$1,221,057	$457,887	$2,753,039	$1,202,722	$901,565

(1)	Represents mortgage principal balances outstanding as of December 31, 2019 and does not include unamortized debt costs with an aggregate balance of $1.8 million.

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,132.2 million and $2,225.4 million at December 31, 2019, respectively, and $3,302.7 million and $2,353.4 million at December 31, 2018, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in thousands of dollars)	For the Year Ended December 31,
Total Real Estate Assets:	2019	2018	2017
Balance, beginning of year	$3,184,594	$3,299,702	$3,300,014
Improvements and development	137,593	125,616	502,077
Acquisitions	—	21,250	2,613
Impairment of assets	(3,989)	(201,818)	(89,101)
Dispositions	(81,118)	(4,856)	(402,783)
Write-off of fully depreciated assets	(12,031)	(32,993)	(13,118)
Reclassification to held for sale	(14,123)	(22,307)	—
Balance, end of year	$3,210,926	$3,184,594	$3,299,702
Balance, end of year – held for sale	$15,653	$22,307	$—

S-1

(in thousands of dollars)	For the Year Ended December 31,
Accumulated Depreciation:	2019	2018	2017
Balance, beginning of year	$1,118,582	$1,111,007	$1,060,845
Depreciation expense	125,495	120,718	118,485
Impairment of assets	(484)	(75,586)	(39,264)
Dispositions	(25,693)	(4,564)	(15,941)
Write-off of fully depreciated assets	(12,031)	(32,993)	(13,118)
Reclassification to held for sale	(3,147)	—	—
Balance, end of year	$1,202,722	$1,118,582	$1,111,007
Balance, end of year – held for sale	$3,147	$—	$—

S-2