Form 10-Q
period 2020-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2020-05-21
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Square 2005 Market Street, Suite 1000 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 875-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	PEI	New York Stock Exchange
Series B Preferred Shares, par value $0.01 per share	PEIPrB	New York Stock Exchange
Series C Preferred Shares, par value $0.01 per share	PEIPrC	New York Stock Exchange
Series D Preferred Shares, par value $0.01 per share	PEIPrD	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 15, 2020, 78,876,389 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(in thousands, except per share amounts)	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,140,293	$3,099,034
Construction in progress	81,485	106,011
Land held for development	5,881	5,881
Total investments in real estate	3,227,659	3,210,926
Accumulated depreciation	(1,230,657)	(1,202,722)
Net investments in real estate	1,997,002	2,008,204
INVESTMENTS IN PARTNERSHIPS, at equity:	167,167	159,993
OTHER ASSETS:
Cash and cash equivalents	5,351	12,211
Tenant and other receivables	36,929	41,261
Intangible assets (net of accumulated amortization of $17,733 and $18,248 at March 31, 2020 and December 31, 2019, respectively)	12,846	13,404
Deferred costs and other assets, net	98,110	103,688
Assets held for sale	6,536	12,506
Total assets	$2,323,941	$2,351,267
LIABILITIES:
Mortgage loans payable, net	$896,495	$899,753
Term Loans, net	548,216	548,025
Revolving Facilities	289,000	255,000
Tenants’ deposits and deferred rent	5,918	13,006
Distributions in excess of partnership investments	85,770	87,916
Fair value of derivative liabilities	31,695	13,126
Accrued expenses and other liabilities	94,882	107,016
Total liabilities	1,951,976	1,923,842
COMMITMENTS AND CONTINGENCIES:
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 78,840 shares issued and outstanding at March 31, 2020 and 77,550 shares issued and outstanding at December 31, 2019	78,840	77,550
Capital contributed in excess of par	1,767,175	1,766,883
Accumulated other comprehensive (loss) income	(31,796)	(12,556)
Distributions in excess of net income	(1,444,721)	(1,408,352)
Total equity—Pennsylvania Real Estate Investment Trust	369,652	423,679
Noncontrolling interest	2,313	3,746
Total equity	371,965	427,425
Total liabilities and equity	$2,323,941	$2,351,267

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
REVENUE:
Real estate revenue:
Lease revenue	$67,721	$76,615
Expense reimbursements	4,305	5,062
Other real estate revenue	1,924	3,001
Total real estate revenue	73,950	84,678
Other income	293	627
Total revenue	74,243	85,305
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,517)	(29,403)
Utilities	(2,922)	(3,660)
Other property operating expenses	(2,098)	(2,065)
Total property operating expenses	(32,537)	(35,128)
Depreciation and amortization	(30,269)	(34,904)
General and administrative expenses	(10,695)	(11,205)
Provision for employee separation expenses	(73)	(719)
Insurance recoveries, net	-	(236)
Project costs and other expenses	(95)	(58)
Total operating expenses	(73,669)	(82,250)
Interest expense, net	(16,858)	(15,898)
Loss on debt extinguishment, net	-	(4,768)
Impairment of development land parcel	-	(1,464)
Total expenses	(90,527)	(104,380)
Loss before equity in income of partnerships, gain on sales of real estate by equity method investee, gain on sales of real estate, net, and adjustment to loss on sales of interests in non operating real estate	(16,284)	(19,075)
Equity in income of partnerships	819	2,289
Gain on sales of real estate by equity method investee	-	563
Gain on sales of real estate, net	1,962	-
Loss on sales of interests in non operating real estate	(46)	-
Net loss	(13,549)	(16,223)
Less: net loss attributable to noncontrolling interest	516	1,688
Net loss attributable to PREIT	(13,033)	(14,535)
Less: preferred share dividends	(6,844)	(6,844)
Net loss attributable to PREIT common shareholders	$(19,877)	$(21,379)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(13,549)	$(16,223)
Noncontrolling interest	516	1,688
Preferred share dividends	(6,844)	(6,844)
Dividends on unvested restricted shares	(350)	(218)
Net loss used to calculate loss per share—basic and diluted	$(20,227)	$(21,597)
Basic and diluted income (loss) per share:	$(0.26)	$(0.30)

(in thousands of shares)
Weighted average shares outstanding—basic	76,774	71,358
Effect of common share equivalents(1)	—	—
Weighted average shares outstanding—diluted	76,774	71,358

(1) The Company had net losses used to calculate earnings per share for all periods presented.  Therefore, the effects of common share equivalents of 520 and 309 for the three months ended March 31, 2020 and 2019, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Comprehensive loss:
Net loss	$(13,549)	$(16,223)
Unrealized loss on derivatives	(19,751)	(6,508)
Amortization of settled swaps	5	2
Total comprehensive loss	(33,295)	(22,729)
Less: comprehensive loss attributable to noncontrolling interest	1,021	2,253
Comprehensive loss attributable to PREIT	$(32,274)	$(20,476)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended

March 31, 2020 and 2019

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—		—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Cash flows from operating activities:
Net loss	$(13,549)	$(16,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,263	31,838
Amortization	2,994	4,353
Straight-line rent adjustments	(886)	(1,517)
Amortization of deferred compensation	1,624	1,922
Loss on debt extinguishment, net	—	4,768
Gain on sales of interests in real estate and non-operating real estate, net	(1,916)	—
Equity in income of partnerships	(819)	(2,289)
Gain on sales of real estate by equity method investee	—	(563)
Cash distributions from partnerships	845	2,357
Impairment of development land parcel	—	1,464
Change in assets and liabilities:
Net change in other assets	11,674	6,961
Net change in other liabilities	(13,836)	(10,055)
Net cash provided by operating activities	14,394	23,016
Cash flows from investing activities:
Cash proceeds from sales of real estate	8,003	4,823
Cash proceeds from sale of mortgage	—	8,000
Proceeds from insurance claims related to damage to real estate assets	—	2,275
Cash distributions from partnerships of proceeds from real estate sold	—	879
Additions to construction in progress	(20,157)	(28,087)
Investments in real estate improvements	(2,414)	(6,361)
Additions to leasehold improvements and corporate fixed assets	(4,714)	(73)
Investments in equity method investees	(9,346)	(19,885)
Capitalized leasing costs	(164)	(320)
Net cash used in investing activities	(28,792)	(38,749)
Cash flows from financing activities:
Net borrowings under revolving facilities	34,000	97,000
Repayments of mortgage loans and finance lease liabilities	(157)	(63,442)
Principal installments on mortgage loans	(3,475)	(3,818)
Payment of deferred financing costs	(212)	(13)
Value of shares of beneficial interest issued	424	306
Dividends paid to common shareholders	(16,492)	(14,930)
Dividends paid to preferred shareholders	(6,844)	(6,843)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(411)	(1,698)
Value of shares retired under equity incentive plans, net of shares issued	(466)	(632)
Net cash provided by financing activities	6,367	5,930
Net change in cash, cash equivalents, and restricted cash	(8,031)	(9,803)
Cash, cash equivalents, and restricted cash, beginning of period	19,629	32,445
Cash, cash equivalents, and restricted cash, end of period	$11,598	$22,642

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of comprehensive income (loss), consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2020, our portfolio consists of a total of 26 properties operating in nine states, including 21 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2020, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2020, the total amount that would have been distributed would have been $1.8 million, which is calculated using our March 31, 2020 closing price on the New York Stock Exchange of $0.91 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of March 31, 2020.

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

COVID-19 Related Risks and Uncertainties

The 2020 global outbreak of a novel coronavirus (COVID-19) has adversely impacted, and will likely continue to impact, our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2020 and potentially thereafter, will be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life will last. Given the unprecedented and rapidly evolving developments, we cannot reasonably predict or estimate its ultimate impact on us or our tenants, or on our ability or the ability of our tenants to resume more normal operations.

COVID-19 impacted our properties and caused the closures of all our properties with the first closure occurring on March 12, 2020. The first property reopening occurred in late April 2020 while others remain closed until individual states’ stay at home orders are lifted. Since most of the closures occurred in the second half of March 2020, the impact of the closures on our first quarter 2020 financial results was not significant.

Ultimately, the significance of COVID-19 on our business remains highly uncertain and will depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $289.0 million as of March 31, 2020 and term loans maturing in 2023 with a balance of $550.0 million as of March 31, 2020; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $896.5 million as of March 31, 2020; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business.

On March 30, 2020, the Company amended its 2014 7-Year Term Loan and 2018 Term Loan Facility to provide certain debt covenant relief through September 30, 2020. The Company anticipates not meeting certain financial covenants applicable under the credit agreements after September 30, 2020. The Company continues to work with the lender group to obtain a longer term financing solution prior to the expiration of the initial modification. However, further deterioration in our financial results due to COVID-19 could affect our covenant compliance prior to September 30, 2020. In addition, the Company plans to complete the sale-leaseback of certain properties, sell certain real estate assets and continue to control certain operational costs. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise over the applicable twelve month period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of this accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain relief from the lender group in regards to debt covenants, complete the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs are within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief from the lender group through modified debt covenant requirements involve performance by third parties and therefore cannot be considered probable of occurring.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties, was deemed to be a triggering event as of March 31, 2020 which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

An other-than-temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income. We concluded that there was no impairment as of March 31, 2020.

New Accounting Developments

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”), and subsequently issued amendments to the initial and transitional guidance within ASU 2018-19, ASU 2019-04 and ASU 2019-05. ASU 2016-13 introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASU 2016-02, Leases (Topic 842) (“ASC 842”). Under ASC 842, we would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis and for us to elect to either apply the lease modification accounting framework or not, to all of the lease concessions we make with similar characteristics and circumstances. We are continuing to assess the impact of this Q&A guidance in light of our ongoing negotiations with tenants.

Dividends Declared

On May 19, 2020, we announced that our Board of Trustees declared a quarterly cash dividend of $0.02 per common share payable on June 15, 2020 to common shareholders of record on June 1, 2020. Simultaneously, our Board of Trustees also declared quarterly cash dividends of $0.4609375 per share on our 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, $0.450000 per share on our 7.20% Series C Preferred Shares, and $0.4296875 per share on our 6.875% Series D Preferred Shares. These dividends are also payable on June 15, 2020 to holders of record on June 1, 2020.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2020 and December 31, 2019 were comprised of the following:

(in thousands of dollars)	March 31, 2020	December 31, 2019
Buildings, improvements and construction in progress	$2,761,543	$2,753,039
Land, including land held for development	466,116	457,887
Total investments in real estate	3,227,659	3,210,926
Accumulated depreciation	(1,230,657)	(1,202,722)
Net investments in real estate	$1,997,002	$2,008,204

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Development/Redevelopment Activities:
Interest (1)	$910	$2,004
Compensation	344	352
Real estate taxes	197	76
Leasing Activities:
Compensation, including commissions (2)	164	320

(1)	Includes interest capitalized on investments in partnerships under development.
(2)

The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Dispositions

In November 2019, we entered into an agreement to sell 14 tenant occupied parcels across five properties — Magnolia Mall, Capital City Mall, Woodland Mall, Jacksonville Mall and Valley Mall — for total consideration of $29.9 million. As of December 31, 2019, we completed the dispositions on three outparcels at Capital City Mall and Magnolia Mall for total consideration of $5.2 million. In connection with these sales, we recorded a gain of $2.7 million. In January 2020, the sale of the outparcel at Woodland Mall for a total consideration of $5.1 million was completed and in March 2020, the sale of two outparcels at Magnolia Mall for a total consideration of $2.9 million was completed with a resulting gain on sale of $1.9 million which was recorded in March 2020.

In March 2019, we entered into an agreement of sale with a buyer to sell an undeveloped land parcel located in Gainesville, Florida for total consideration of $15.0 million and the sale transaction was split into four parcels. The first parcel was sold in March 2019 for $5.0 million. As a result of executing the agreement of sale, we recorded losses on impairment of assets of $1.5 million in the first quarter of 2019. Subsequently, we closed on the sale of two parcels in November 2019 and the sale of the final parcel closed in December 2019 for aggregate consideration of $10.0 million.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2020 and December 31, 2019:

(in thousands of dollars)	March 31, 2020	December 31, 2019
ASSETS:
Investments in real estate, at cost:
Operating properties	$917,354	$883,530
Construction in progress	236,807	251,029
Total investments in real estate	1,154,161	1,134,559
Accumulated depreciation	(236,332)	(229,877)
Net investments in real estate	917,829	904,682
Cash and cash equivalents	24,153	34,766
Deferred costs and other assets, net	77,257	43,476
Total assets	1,019,239	982,924
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	496,978	499,057
FDP Term Loan, net	299,263	299,091
Other liabilities	99,318	79,166
Total liabilities	895,559	877,314
Net investment	$123,680	$105,610
Partners’ share	59,845	50,997
PREIT’s share	63,835	54,613
Excess investment(1)	17,562	17,464
Net investments and advances	$81,397	$72,077
Reconciliation to comparable GAAP balance sheet item:
Investment in partnerships, at equity	$167,167	$159,993
Distributions in excess of partnership investments	(85,770)	(87,916)
Net investment	$81,397	$72,077

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Real estate revenue	$27,200	$23,451
Operating expenses:
Property operating and other expenses	(11,229)	(7,985)
Interest expense(1)	(6,360)	(5,807)
Depreciation and amortization	(7,617)	(4,652)
Total expenses	(25,206)	(18,444)
Net income	1,994	5,007
Partners’ share	(1,178)	(2,687)
PREIT’s share	816	2,320
Amortization of and adjustments to excess investment, net	3	(31)
Equity in income of partnerships	$819	$2,289

(1) Net of capitalized interest expense of $1,091 and $1,472 for the three months ended March 31, 2020 and 2019, respectively.

Dispositions

In March 2019, a partnership in which we hold a 25% interest sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sales of real estate by equity method investee in the accompanying consolidated statement of operations.

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

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”) and Fashion District Philadelphia (“FDP”). The financial information of LVA and FDP are included in the amounts above. Summarized balance sheet information as of March 31, 2020 and December 31, 2019, and summarized statement of operations information for the three months ended March 31, 2020 and 2019 for these entities, which are accounted for using the equity method, are as follows:

LVA

(in thousands of dollars)	March 31, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$61,362	$62,504
Mortgage loan payable, net	191,114	191,998

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Summarized statement of operations information
Revenue	$7,879	$8,399
Property operating expenses	(2,213)	(2,326)
Interest expense	(1,934)	(2,009)
Net income	2,922	3,238
PREIT’s share of equity in income of partnership	1,461	1,619

FDP

(in thousands of dollars)	March 31, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$681,280	$641,377
FDP Term Loan, net	299,263	299,091

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Summarized statement of operations information
Revenue	$5,576	$625
Property operating expenses	(4,126)	(698)
Interest expense	(791)	-
Net income	(3,452)	(1,309)
PREIT’s share of equity in income of partnership	(1,726)	(655)

4. FINANCING ACTIVITY

Credit Agreements

As of March 31, 2020, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $375 million 2018 Revolving Facility, and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.” As discussed further below and in Note 1 to our unaudited consolidated financial statements, on March 30, 2020, we entered into amendments of our Credit Agreements. Among other things, the amendments reduced the aggregate Revolving Commitment under the 2018 Revolving Facility by $25 million to $375 million.

As of March 31, 2020, we had borrowed the full $550.0 million available under the Term Loans and $289.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2020 is net of $1.8 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (as described below) under the Credit Agreements, the maximum unsecured amount that was available to us as of March 31, 2020 was $65.3 million, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further below.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the Credit Agreements. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.35% as of March 31, 2020, which is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans	Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans	Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%	0.20%	1.35%	0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%	0.25%	1.45%	0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%	0.30%	1.60%	0.60%
4	Equal to or greater than 0.550 to but less than 0.600 to 1.000	1.55%	0.55%	1.90%	0.90%
5	Equal to or greater than 0.600 to 1.000 (1)	1.90%	0.90%	2.25%	1.25%

(1)	The rates in effect under the Credit Agreements were based upon the Level 5 Ratio of Total Liabilities to Gross Asset Value as of March 31, 2020.

The Credit Agreements contain certain affirmative and negative covenants, several of which were amended on March 30, 2020. The affirmative and negative covenants, as amended, include, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after March 31, 2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1 at any time prior to and including September 30, 2020, or 0.60:1 at any time thereafter, provided that it will not be a Default if after September 30, 2020, the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the remainder of the term; (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40 to 1.00 for any period ending on or before September 30, 2020, or 1.50:1 for any period ending thereafter; (4) minimum Unencumbered Debt Yield of (a) 10.0% at any time prior to and including September 30, 2020, (b) 11.25% any time after September 30, 2020 through and including June 30, 2021, and (c) 11.50% any time thereafter; (5) minimum Unencumbered NOI to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO), and (ii) 110% of REIT taxable income for a fiscal year. Our Credit Agreements also require us to maintain unrestricted cash liquidity of $25 million at all times prior to September 30, 2020, such liquidity to be comprised of unrestricted cash and cash equivalents plus undrawn availability under the 2018 Revolving Facility. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets, and enter into transactions with affiliates and the amendments dated March 30, 2020 limit our ability to enter into sale-leaseback transactions with respect to Unencumbered Properties. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another.

As of March 31, 2020, the Borrower was in compliance with all financial covenants in the Credit Agreements.

We may prepay the amounts due under the Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. We must make prepayments under the 2018 Term Loan Facility in an amount equal to 54.55% of any Net Cash Proceeds received from certain Capital Events (provided that any Net Cash Proceeds from Capital Events in excess of $150 million must be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 54.55% of the remaining 50% applied to prepay amounts under the 2018 Term Loan Facility), subject to certain exceptions. If we have more than $50 million of unrestricted cash on our balance sheet for five consecutive days any time prior to September 30, 2020, we must prepay the 2018 Revolving Facility with our excess cash above $50 million. We must also make prepayments under the 7-Year Term Loan in an amount equal to 45.45% of any Net Cash Proceeds received from certain Capital Events (provided that any Net Cash Proceeds from Capital Events in excess of $150 million must be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 45.45% of the remaining 50% applied to prepay the amounts outstanding under the 7-Year Term Loan), subject to certain exceptions. We also must make monthly principal amortization payments of $1.09 million of the term loan under the 2018 Credit Agreement and of $909 thousand of the term loan under the 7-Year Term Loan, in each case for the months of April, May, June, July, August and September of 2020.

Upon the expiration of any applicable cure period for an event of default (except with respect to bankruptcy as described in the next sentence), the lenders may declare all of the obligations in connection with the Credit Agreements immediately due and payable.

Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PALP, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts would automatically become immediately due and payable. In the event of an involuntary bankruptcy proceeding, we have a limited time period to obtain a dismissal of the involuntary bankruptcy prior to the occurrence of an event of default.

Interest expense and deferred financing fee amortization related to the Credit Agreements for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Revolving Facility:
Interest expense	$2,483	$1,234
Deferred financing amortization	274	274
Term Loans:
Interest expense	5,506	5,138
Deferred financing amortization	191	189

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$896.5	$895.2	$899.8	$873.9

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.6 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively.

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

In April 2020, we received a notice of transfer of servicing from the special servicer for the mortgage loan secured by Valley View Mall, which had a balance of $27.3 million as of March 31, 2020.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in Note 7 to our unaudited consolidated financial statements.

5. CASH FLOW INFORMATION

Cash paid for interest was $14.9 million (net of capitalized interest of $0.9 million) and $14.5 million (net of capitalized interest of $2.0 million) for the three months ended March 31, 2020 and 2019, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $34.0 million and $107.0 million for the three months ended March 31, 2020 and 2019, respectively. Aggregate paydowns were $0.0 million and $10.0 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued construction costs decreased by $5.3 million in the three months ended March 31, 2020 and decreased by $13.9 million in the three months ended March 31, 2019, representing non-cash changes in investment in real estate and construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of March 31, 2020 and 2019.

	March 31,
(in thousands of dollars)	2020	2019
Cash and cash equivalents	$5,351	$10,416
Restricted cash included in other assets	6,247	12,226
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,598	$22,642

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $56.8 million, including $32.8 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of March 31, 2020, we believe we have satisfied this obligation.

Provision for Employee Separation Expenses

In 2020, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.1 million of employee separation expense in the three months ended March 31, 2020, compared to $0.7 million for the three months ended March 31, 2019. As of March 31, 2020, we had $0.4 million of severance accrued and unpaid related to activities related to the termination of employment of employees.

Property Damage from Natural and Other Disasters

During September 2018, Jacksonville Mall in Jacksonville, North Carolina incurred property damage and an interruption of business operations as a result of Hurricane Florence. The property was closed for business during and immediately after the natural disaster, however, significant remediation efforts were quickly undertaken, and the mall was reopened shortly thereafter.

During the three months ended March 31, 2019, we recorded net recoveries of approximately $0.2 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.1 million of the recoveries received relate to business interruption.

During the three months ended March 31, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the three months ended March 31, 2020 and subsequently received recoveries of $0.6 million in April 2020.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of March 31, 2020, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that $13.0 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts, however, could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings or that the debt becomes due under the terms of the agreements.

Interest Rate Swaps

As of March 31, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.85% on a notional amount of $795.2 million, maturing on various dates through May 2023, and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020, and a maturity date in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at March 31, 2020 and December 31, 2019 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at March 31, 2020 (in millions of dollars)	Aggregate Fair Value at March 31, 2020 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2019 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$100.0	$(0.1)	$0.2	1.23%
2021	495.2	(10.1)	(1.4)	1.65%
2022	-	-	-	-
2023	200.0	(14.5)	(7.3)	2.67%
Forward Starting Swaps
2023	100.0	(7.0)	(3.4)	2.75%
Total	$895.2	$(31.7)	$(11.9)	1.95%

(1)

As of March 31, 2020 and December 31, 2019, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(20.1)	$(5.3)	$0.4	$(1.2)

	Three Months Ended March 31,
(in millions of dollars)	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(16.9)	$(15.9)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	$0.4	$(1.2)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of March 31, 2020, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $31.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $32.9 million. We had not breached any of these provisions as of March 31, 2020.

8. LEASES

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of March 31, 2020, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

We applied judgments related to the determination of the discount rates used to calculate the lease liability upon adoption of ASC 842 at January 1, 2019. In order to calculate our incremental borrowing rate under ASC 842, we utilized judgments and estimates regarding our implied credit rating using market data and made other adjustments to determine an appropriate incremental borrowing rate as of January 1, 2019.

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended March 31, 2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$204	$—	$—	$204
Interest on lease liabilities	79	—	—	79
Operating lease costs	—	436	342	778
Variable lease costs	—	43	43	86
Total lease costs	$283	$479	$385	$1,147

Other information related to leases as of and for the three months ended March 31, 2020 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$70
Operating cash flows used for operating leases	$492
Financing cash flows used for finance leases	$173
Weighted average remaining lease term-finance leases (months)	95
Weighted average remaining lease term-operating leases (months)	306
Weighted average discount rate-finance leases	4.37%
Weighted average discount rate-operating leases	6.43%

Future payments against lease liabilities as of March 31, 2020 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
April 1 to December 31, 2020	$728	$1,603	$2,331
2021	970	2,465	3,435
2022	968	2,475	3,443
2023	964	2,449	3,413
2024	930	2,387	3,317
Thereafter	2,997	53,545	56,542
Total undiscounted lease payments	7,557	64,924	72,481
Less imputed interest	(1,179)	(34,895)	(36,074)
Total lease liabilities	$6,378	$30,029	$36,407

Future payments against lease liabilities as of December 31, 2019 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2020	$925	$2,237	$3,162
2021	925	2,730	3,655
2022	925	2,538	3,463
2023	925	2,485	3,410
2024	925	2,373	3,298
Thereafter	2,999	46,853	49,852
Total undiscounted lease payments	7,624	59,216	66,840
Less imputed interest	(1,242)	(28,965)	(30,207)
Total lease liabilities	$6,382	$30,251	$36,633

As Lessor

As of March 31, 2020, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
April 1 to December 31, 2020	$236,741
2021	219,447
2022	198,743
2023	177,228
2024	154,973
Thereafter	538,710
$1,525,842

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2019. As disclosed in our Current Report on Form 8-K filed with the SEC on May 11, 2020, we are filing this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Quarterly Report”) on a delayed basis in reliance on the conditional filing relief provided under the SEC’s Order, as amended (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended, due to circumstances related to the novel coronavirus (COVID-19) pandemic. The impacts of the COVID-19 pandemic have disrupted our business and operations and substantial management time and effort have been diverted to address the health and safety needs of our employees, mall customers, tenants and properties, including a substantial amount of the accounting, finance and management team’s attention to analyze the impact on our liquidity and financial condition. We have also transitioned our business operations to a remote working model and furloughed or reduced the hours of many employees. Certain service providers on which we rely to assist in the preparation of the Quarterly Report have also experienced operational disruptions. These impacts delayed our ability to finalize our quarterly close process and prepare our financial statements and disclosures. As a result of these factors, we were unable to finalize and file the Quarterly Report on a timely basis to meet our original filing deadline of May 11, 2020, and are filing the Quarterly Report on May 21, 2020, which is within the additional 45 days allotted by the SEC’s Order.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 26 retail properties, of which 25 are operating properties and one is a development property. The 25 operating properties include 21 shopping malls and four other retail properties, have a total of 20.3 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.9 million square feet at these properties (excluding space owned by anchors or third parties).

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.4 million square feet, of which we own 12.4 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia opened on September 19, 2019. Fashion District Philadelphia is an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street. Joining Century 21 and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M have opened Philadelphia flagship stores at the property since its opening in September 2019.

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

Net loss for the three months ended March 31, 2020 was $13.5 million compared to a net loss of $16.2 million for the three months ended March 31, 2019. This $2.7 million decrease was primarily due to: (a) non-recurring items recorded in the prior year including a loss on debt extinguishment of $4.8 million and an asset impairment charge of $1.5 million on an undeveloped land parcel, both of which had a favorable impact on the current year; (b) a decrease in depreciation and amortization of $4.6 million in the current period; and (c) a gain on the sale of real estate of $1.9 million recorded in the three months ended March 31, 2020; partially offset by a $10.7 million decrease in real estate revenue as described below in our Results of Operations.

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

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants, face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. Additionally, in March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a global pandemic. The global COVID-19 pandemic has caused significant disruptions to our industry and many other industries and has contributed to significant volatility in the financial markets. Our business and operations and those of many of our tenants have been materially and adversely impacted by the government-mandated travel restrictions, business closures and property shutdowns and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus.

As a result of the COVID-19 pandemic, during March 2020, we temporarily closed all of our enclosed shopping malls. Certain of our malls have since re-opened and are adhering to social distancing and sanitation and safety protocols. The pandemic’s full effect was not experienced in the first quarter of 2020, but is expected to have a more significant impact on our financial condition, liquidity and results of operations in the second quarter of 2020 and thereafter. During March and April, we received many requests from tenants relating to rent relief or deferral. As of the filing date of this Quarterly Report on Form 10-Q, a substantial amount of contractual rent receivables for April and May remains outstanding and are under negotiation. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as governmental orders require non-essential businesses to remain closed and residents to stay at home. We continue to record rental revenue during this period. Collections and requests for rent relief and deferral during this period may not be indicative of future periods.

We have taken several steps to respond to the pandemic and enhance our liquidity position, including staff reductions, reduction of capital expenditures and operating expenses, engagement with our lenders to negotiate modifications to our debt facilities and instruments, and a 90% common share dividend reduction, and we anticipate further actions will be necessary to address the impacts of the pandemic, which may include suspension or further reduction of share dividends. It remains highly uncertain and difficult to predict how long the pandemic and the economic challenges and restrictions it has resulted in will last, but we expect the pandemic to continue to have an adverse impact on our business, financial condition, liquidity and results of operations. See “Item 1A. Risk Factors - The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted.”

In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors, and the impacts of the global COVID-19 pandemic have created additional economic challenges for many of our tenants.

Although we opened certain tenants at our redevelopment projects in 2019 and early 2020 and expect additional tenant openings later in 2020 subsequent to the COVID-19 pandemic shutdowns, we also have tenants who continue to face significant economic challenges, particularly in light of the COVID-19 pandemic, and we are in active discussions to restructure certain leasing arrangements through, among other things, downsizing and rent relief, which is expected to have a significant and unfavorable impact on our operating results.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2020 (Three Months Ended March 31)
Consolidated properties	1	1	10,377	$271,842	—	—	$—
Unconsolidated properties	3	3	24,108	584,367	—	—	—
Total	3	4	34,485	$856,209	—	—	$—
2019 (Full Year)
Consolidated properties	9	71	400,516	$14,656	63	242,742	$9,480
Unconsolidated properties	8	14	56,030	1,481	8	32,024	915
Total	11	85	456,546	$16,137	71	274,766	$10,395

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2020.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. We opened Von Maur and Urban Outfitters, on a site formerly occupied by Sears at Woodland Mall and in-line lease-up continues. At Valley Mall, we opened Onelife Fitness in February 2019 to complete the former Macy’s redevelopment and during the year we signed a lease with Dick’s Sporting Goods to occupy the former Sears store at the property. Dick’s Sporting Goods opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Burlington, Dick’s Sporting Goods, Edge Fitness and Miller’s Ale House in the former Macy’s location during 2019, and the last tenant, Michael’s, opened in the first quarter of 2020. In 2017, we purchased the Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened Sierra Trading in 2019 and Michael’s in the first quarter of 2020.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and working with large format prospects for space adjacent to Burlington.

We currently have three vacant anchor positions at Valley View Mall in La Crosse, Wisconsin and during 2019, an additional anchor, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. We had been notified by Sears of its plans to close stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina, which it subsequently did close in April 2020. Sears continues to be financially obligated pursuant to the leases at these locations.

The table below sets forth information related to our anchor replacement program:

Property	Former Anchors	GLA (in '000's)	Date Closed	Decommission Date	Replacement Tenant(s)	GLA (in '000's)	Actual/Targeted Occupancy Date
Completed:
Dartmouth Mall	Sears	108	Q3 19	Q3 19	Burlington	44	Q1 20
Moorestown Mall	Macy's	200	Q1 17	Q2 17	HomeSense	28	Q3 18
					Five Below	9	Q4 18
					Sierra Trading Post	19	Q1 19
					Michael's	25	Q1 20
Valley Mall	Macy's	120	Q1 16	Q4 17	Tilt Studio	48	Q3 18
					One Life Fitness	70	Q3 18
	Bon-Ton	123	Q1 18	Q1 18	Belk	123	Q4 18
	Sears	72	Q3 17	Q2 18	Dick's Sporting Goods	57	Q1 20
Plymouth Meeting Mall	Macy's(1)	215	Q1 17	Q2 17	Burlington	42	Q3 19
					Dick's Sporting Goods	58	Q3 19
					Miller's Ale House	8	Q3 19
					Edge Fitness	38	Q4 19
					Michael's	26	Q1 20
Willow Grove Park	JC Penney	125	Q3 17	Q1 18	Yard House	8	Q4 19
In Progress:
Willow Grove Park	JC Penney	See above			Studio Movie Grill	49	(2)

(1)	Property is subject to a ground lease.
(2)	Timing of occupancy has not yet been determined due to uncertainty around duration of buildout due to COVID-19 restrictions on construction.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions. As discussed in Note 4 to our unaudited consolidated financial statements, we entered into amendments to our Credit Agreements in March 2020 to provide certain debt covenant relief through September 30, 2020, in anticipation of a longer term solution prior to the expiration of the initial modification. Accordingly, we anticipate entering into additional modifications of our Credit Agreements and, in light of the effects of COVID-19 on our business, operations, liquidity and financial condition, we are also in discussions with the lenders of our properties’ mortgage loans to seek modifications of such loans. No assurance can be provided that we will obtain such modifications.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $81.5 million as of March 31, 2020.

As of March 31, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $56.8 million, including $32.8 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying Critical Accounting Policies have not changed materially during 2020 or 2019, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties, was deemed to be a triggering event at March 31, 2020 which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. We concluded that there was no impairment as of March 31, 2020.

New Accounting Developments

See Note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than (i) the partnerships described in Note 3 to our unaudited consolidated financial statements and in the “Overview” section above, (ii) unaccrued contractual commitments related to our capital improvement and development projects at our consolidated and unconsolidated properties, and (iii) specifically with respect to our joint venture formed with Macerich to develop Fashion District Philadelphia, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture to complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016, and has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our unaudited consolidated financial statements), which currently has $301.0 million outstanding (our share of which is $150.5 million). If our Fashion District Philadelphia joint venture were unable to satisfy its obligations under the FDP Term Loan and we were required to satisfy its payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. The FDP Term Loan balance will become due in 2023.

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended March 31, 2020 was $13.5 million compared to a net loss of $16.2 million for the three months ended March 31, 2019. This $2.7 million decrease was primarily due to: (a) non-recurring items recorded in the prior year including a loss on debt extinguishment of $4.8 million and an asset impairment charge of $1.5 million on an undeveloped land parcel both of which had a favorable impact on the current year; (b) a decrease in depreciation and amortization of $4.6 million in the current period; and (c) a gain on the sale of real estate of $2.0 million recorded in the three months ended March 31, 2020; partially offset by a $10.7 million decrease in real estate revenue as described below. See “—Real Estate Revenue.”

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2020 and 2019:

	Occupancy(1) at March 31, 2020
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2020	2019	2020	2019	2020	2019
Retail portfolio weighted average:(3)
Total excluding anchors	89.1%	90.6%	87.7%	90.7%	88.8%	90.7%
Total including anchors	90.0%	91.3%	90.0%	92.4%	90.0%	91.5%
Core Malls weighted average:(4)
Total excluding anchors	90.8%	91.9%	86.2%	88.9%	90.3%	91.5%
Total including anchors	93.2%	95.0%	90.6%	92.4%	92.9%	94.7%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties excluding Fashion District Philadelphia because that property was under redevelopment until it opened in September 2019 and has not yet stabilized.
(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2020:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	28	65,591	6.7	$41.32	N/A	N/A	N/A	N/A	$9.27
Over 10k sf	-	-	-	-	N/A	N/A	N/A	N/A	-
Total New Leases	28	65,591	6.7	$41.32	N/A	N/A	N/A	N/A	$9.27

Renewal Leases
Under 10k sf	55	150,527	2.8	$51.10	$54.52	$(3.41)	(6.3%)	(1.3%)	$0.01
Over 10k sf	1	11,344	2.0	26.45	28.98	(2.53)	(8.7%)	(8.7%)	-
Total Fixed Rent	56	161,871	2.8	$49.37	$52.73	$(3.35)	(6.4%)	(1.6%)	$0.01
Total Percentage in Lieu	11	17,719	1.2	53.00	90.92	(37.92)	(41.7%)	N/A	-
Total Renewal Leases (4)	67	179,590	2.6	$49.73	$56.49	$(6.76)	(12.0%)		$0.02
Total Non Anchor	95	245,181	3.7	$47.48

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

(3)	These leasing costs are presented as annualized amounts per square foot and are spread uniformly over the initial lease term.
(4)

Includes 9 leases and 30,552 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		% Change 2019 to 2020
(in thousands of dollars)	2020	2019
Real estate revenue	$73,950	$84,678	(13)%
Property operating expenses	(32,537)	(35,128)	(7)%
Other income	293	627	(53)%
Depreciation and amortization	(30,269)	(34,904)	(13)%
General and administrative expenses	(10,695)	(11,205)	(5)%
Provision for employee separation expenses	(73)	(719)	(90)%
Insurance recoveries, net	-	(236)	(100)%
Project costs and other expenses	(95)	(58)	64%
Interest expense, net	(16,858)	(15,898)	6%
Loss on debt extinguishment, net	-	(4,768)	(100)%
Impairment of development land parcel	-	(1,464)	(100)%
Equity in income of partnerships	819	2,289	(64)%
Gain on sales of real estate by equity method investee	-	563	(100)%
Gain on sales of real estate, net	1,962	-	100%
Loss on sales of interests in non operating real estate	(46)	-	100%
Net loss	$(13,549)	$(16,223)	(16)%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Contractual lease payments:
Base rent	$51,048	$55,885
CAM reimbursement income	10,168	11,645
Real estate tax income	8,496	9,540
Percentage rent	19	9
Lease termination revenue	9	313
	69,740	77,392
Less: credit losses	(2,019)	(777)
Lease revenue	67,721	76,615
Expense reimbursements	4,305	5,062
Other real estate revenue	1,924	3,001
Total real estate revenue	$73,950	$84,678

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

Real estate revenue decreased by $10.7 million, or 13%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to:

•	a decrease of $2.7 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

a decrease of $2.3 million at non-same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during the three months ended June 30, 2019;

•

a decrease of $1.9 million in same store base rent due to a $1.9 million decrease related to tenant bankruptcies in 2019 and 2020, as well as a $0.5 million decrease related to COVID-19 related mall closures and associated rent abatements and reduced percentage of sales revenue, partially offset by $0.5 million from net new store openings over the previous twelve months;

•

an increase of $1.3 million in same store credit losses due to increased delinquent accounts receivable balances for some tenants across our portfolio that was exacerbated by the COVID-19 related mall closures starting in March 2020;

•

a decrease of $1.0 million in same store common area expense reimbursements, including a decrease of $0.2 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $0.8 million due to a decrease in same store common area expense (see “—Property Operating Expenses”), as well as 2019 bankruptcy-related store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•

a decrease of $0.6 million in same store real estate tax reimbursements due to 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “—Property Operating Expenses”);

•	a decrease of $0.4 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “—Property Operating Expenses”); and
•	a decrease of $0.3 million in same store lease termination revenue, including $0.2 million received from one tenant during the three months ending March 31, 2019.

Property operating expenses

Property operating expenses decreased by $2.6 million, or 7%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to:

•	a decrease of $1.3 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

a decrease of $0.7 million in same store common area maintenance expense, including a $0.5 million decrease in snow removal expense due to lower snow fall amounts during the three months ending March 31, 2020 across the Mid-Atlantic States, where many of our properties are located;

•

a decrease of $0.5 million at non-same store properties Valley View Mall and Exton Square Mall due to a decrease in the real estate tax assessment value at Valley View Mall and a decrease in snow removal expense at Exton Square Mall; and

•	a decrease of $0.5 million in same store tenant utility expense due to a combination of lower electricity usage and lower electricity rates; partially offset by
•	an increase of $0.4 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment values and the real estate tax rates.

Depreciation and amortization

Depreciation and amortization expense decreased by $4.6 million, or 13%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to:

•

a decrease of $3.4 million due to accelerated amortization of capital improvements associated with store closings during the three months ended March 31, 2019, partially offset by a higher asset base resulting from capital improvements related to new tenants at our same store properties;

•	a decrease of $0.6 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019; and
•

a decrease of $0.6 million at non-same store properties Exton Square Mall and Valley View Mall due to accelerated amortization of capital improvements associated with store closings during the three months ended March 31, 2019, as well as a decrease in depreciation expense at Exton Square Mall due to the sale of an outparcel during the three months ended June 30, 2019.

General and administrative expenses

General and administrative expenses decreased by $0.5 million, or 5%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower payroll and incentive compensation expenses.

Interest expense

Interest expense increased by $1.0 million, or 6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to higher weighted average debt balances, partially offset by slightly lower weighted average interest rates. Our weighted average effective borrowing rate was 4.2% for the three months ended March 31, 2020 compared to 4.3% for the three months ended March 31, 2019. Our weighted average debt balance was $1,714.2 million for the three months ended March 31, 2020, compared to $1,679.8 million for the three months ended March 31, 2019.

Loss on debt extinguishment, net

There were no losses on debt extinguishment for the three months ended March 31, 2020. During the three months ended March 31, 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

Impairment of Assets

There was no impairment of assets for the three months ended March 31, 2020. Impairment of development land parcel for the three months ended March 31, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida.

Equity in income of partnerships

Equity in income of partnerships decreased by $1.5 million, or 64%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to higher operating expenses, interest expense and depreciation and amortization at our partnership properties.

Gain on sales of real estate by equity method investee

There were no sales of real estate by equity method investees in the three months ended March 31, 2020. In the three months ended March 31, 2019, a partnership in which we hold a 25% interest share sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

Gain on sales of real estate

In January 2020, we completed the sale of an outparcel at Woodland Mall in Grand Rapids, Michigan for total consideration of $5.2 million. In March 2020, we completed the sale of two outparcels at Magnolia Mall in Florence, South Carolina for total consideration of $2.9 million. In connection with the March sale, we recorded a gain of $2.0 million. There were no gains on sales of real estate in the three months ended March 31, 2019.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, insurance recoveries, employee separation expenses, interest expense, depreciation and amortization, impairment of assets, gains/ adjustment to gains on sale of interest in non operating real estate, gain on sales of interest in real estate by equity method investee, gains/ losses on sales of interests in real estate, net, gain or loss on debt extinguishment, and project costs and other expenses. We believe that net income is the most directly comparable GAAP measure to NOI.

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

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Net loss	$(13,549)	$(16,223)
Other income	(293)	(628)
Depreciation and amortization	30,269	34,904
General and administrative expenses	10,695	11,205
Insurance recoveries, net	-	236
Provision for employee separation expenses	73	719
Project costs and other expenses	95	58
Interest expense, net	16,858	15,898
Loss on debt extinguishment	-	4,768
Impairment of development land parcel	-	1,464
Equity in income of partnerships	(819)	(2,289)
Gain on sales of real estate by equity method investee	-	(563)
Gain on sales of interests in real estate, net	(1,962)	-
Loss on sales of non-operating real estate	46	-
NOI from consolidated properties	$41,413	$49,549

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of dollars)	2020	2019
Equity in income of partnerships	$819	$2,289
Other income	(14)	(12)
Depreciation and amortization	3,610	1,970
Interest and other expenses	3,029	2,776
NOI from equity method investments at ownership share	$7,444	$7,023

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$40,430	$45,271	$983	$4,278	$41,413	$49,549
NOI from equity method investments at ownership share	6,612	7,052	832	(29)	7,444	7,023
Total NOI	47,042	52,323	1,815	4,249	48,857	56,572
Less: lease termination revenue	9	300	-	16	9	316
Total NOI excluding lease termination revenue	$47,033	$52,023	$1,815	$4,233	$48,848	$56,256

Total NOI decreased by $7.7 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to (a) a $5.3 million decrease in Same Store NOI and (b) a decrease of $2.4 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due to lost revenues from bankrupt tenants, an increase in credit losses and a decrease in percentage of sales revenue due to COVID-19 related mall closures. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and lower contributions from Exton Square Mall, resulting from an anchor closing and related co-tenancy revenue adjustments, the sale of an outparcel during the second quarter of 2019 and a decrease in other non-recurring revenues compared to the first quarter of 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2020 and 2019, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(13,549)	$(16,223)
Depreciation and amortization on real estate:
Consolidated properties	29,944	34,565
PREIT’s share of equity method investments	3,610	1,970
Gain on sales of interest in real estate, net	(1,962)	-
Preferred share dividends	(6,844)	(6,844)
Funds from operations attributable to common shareholders and OP Unit holders	11,199	13,468
Loss on debt extinguishment, net	-	4,768
Impairment of development land parcel	-	1,464
Provision for employee separation expense	73	719
Insurance recoveries, net	-	236
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$11,272	$20,655
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.14	$0.17
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.14	$0.26
Weighted average number of shares outstanding	76,774	71,358
Weighted average effect of full conversion of OP Units	2,023	6,884
Effect of common share equivalents	520	309
Total weighted average shares outstanding, including OP Units	79,317	78,551

FFO attributable to common shareholders and OP Unit holders was $11.2 million for the three months ended March 31, 2020, a decrease of $2.3 million, or 16.8%, compared to $13.5 million for the three months ended March 31, 2019.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.14 and $0.17 for the three months ended March 31, 2020 and 2019, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.14 and $0.26 for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We currently expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility. See “Identical covenants and common provisions contained in the Credit Agreements” below for covenant information. We expect to spend approximately $56.8 million related to our capital improvements and development projects. In connection with the impacts of the COVID-19 pandemic on our business, we have announced that, beginning with the second quarter of 2020, we intend to reduce the common share dividend per share by 90% to $0.02. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended, though we may determine it is appropriate to suspend or further reduce dividends from current levels. The aggregate quarter’s distributions made to preferred shareholders, common shareholders and OP Unit holders for the three months ended March 31, 2020 were $23.3 million, based on the quarter’s distributions of $0.4609 per Series B Preferred Share, distributions of $0.45 per Series C Preferred Share, distributions of $0.4297 per Series D Preferred Share and distributions of $0.21 per common share and OP Unit. On May 19, 2020, we announced that our Board of Trustees declared a quarterly cash dividend of $0.02 per common share payable on June 15, 2020 to common shareholders of record on June 1, 2020. Simultaneously, our Board of Trustees also declared quarterly cash dividends of $0.4609375 per share on our 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, $0.450000 per share on our 7.20% Series C Preferred Shares, and $0.4296875 per share on our 6.875% Series D Preferred Shares. These dividends are also payable on June 15, 2020 to holders of record on June 1, 2020.

In December 2019, our universal shelf registration statement was filed with the SEC and, in January 2020, it became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public.

During the first quarter of 2020, we raised capital from a number of sources, including proceeds of $8.0 million from asset sales and net proceeds of $34.0 million from our revolving facilities. In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received a loan in the amount of $4.5 million under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within the eight-weeks following loan funding. No assurance can be provided that any portion of our loan will be forgiven. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance about the eligibility of a public company with substantial market value and access to capital markets to qualify for a PPP loan. On April 28, 2020,  the SBA and the Department of Treasury announced that the SBA will review all PPP loans in excess of $2 million and for which the borrower applies for forgiveness. We believe, including on the basis of advice of external legal counsel, that we qualify for the loan under the PPP guidelines, but should we be audited or reviewed as a result of applying for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to additional fines and penalties.

We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. During December 2019 and subsequently, we have executed agreements of sale that are expected to provide an aggregate of up to approximately $281.0 million in proceeds and net liquidity improvement of approximately $133.0 million. These agreements include a sale-leaseback transaction for five properties, the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. We have also executed letters of intent with other potential buyers to sell several land parcels for multifamily residential development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, and closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty. We are also engaging in discussions with the lenders under our Credit Agreements and the lenders of our properties’ mortgage loans for modifications of those loans in an effort to ensure continued compliance with the obligations thereunder and, to the extent applicable, continued ability to borrow thereunder.

The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general or due to the global COVID-19 pandemic, local or retail industry economic, financial, credit or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

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
•

increases in operating costs, including increases that cannot be passed on to tenants, which may include costs related to implementing and maintaining social distancing and enhanced sanitation and safety protocols, resulting in reduced operating income and cash flows; and,

•	increases in interest rates, including potentially as a result of the expected phase out of LIBOR, resulting in higher borrowing costs.

In addition, we are continuing to monitor the COVID-19 pandemic and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. Thus far, the pandemic and the actions taken to address it have had an adverse effect on our business, operations, liquidity and financial condition.

As a result of the COVID-19 pandemic, during March 2020, we temporarily closed all of our enclosed shopping malls. Certain of our malls have since re-opened and are adhering to social distancing and sanitation and safety protocols. The pandemic’s full effect was not experienced in the first quarter of 2020, but is expected to have a more significant impact on our financial condition, liquidity and results of operations in the second quarter of 2020 and thereafter. During March and April, we received many requests from tenants relating to rent relief or deferral. As of the filing date of this Quarterly Report on Form 10-Q, a substantial amount of contractual rent receivables for April and May remains outstanding and are under negotiation. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as governmental orders require non-essential businesses to remain closed and residents to stay at home. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and are expected to continue to do so.

The magnitude and duration of the pandemic and its continuing impact on our business, operations, liquidity and financial condition are currently uncertain, as this continues to evolve globally. However, if the outbreak and its impacts continue on their current trajectory, such impacts could continue to grow and affect us in a material way. To the extent that our tenants and their customers and suppliers continue to be impacted by the coronavirus outbreak, or by the other risks, this could continue to materially disrupt our business operations. See “Item 1A. Risk Factors - The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted.”

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

The capital and credit markets fluctuate and, at times, limit access to debt and equity financing for companies. While we generally expect to be able to access capital, as a result of the COVID-19 pandemic, access to debt and equity financing is currently limited and there is no assurance we will be able to access capital and credit markets in the future or on terms and conditions that are attractive or acceptable to us.

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

Credit Agreements

We have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the $375 million 2018 Revolving Facility and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.” On March 30, 2020, we entered into amendments of our Credit Agreements, as discussed in Note 4 to our unaudited consolidated financial statements.

As of March 31, 2020, we had borrowed $550.0 million under the Term Loans and $289.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2020 is net of $1.8 million of unamortized debt issuance costs. The net operating income (“NOI”) from our unencumbered properties is at a level such that within the Unencumbered Debt Yield covenant (see Note 4 to our unaudited consolidated financial statements) under the Credit Agreements, the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility as of March 31, 2020 was $65.3 million, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further in Note 4 to our unaudited consolidated financial statements.

Identical covenants and common provisions contained in the Credit Agreements

See Note 4 to our unaudited consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

On March 30, 2020, we entered into an amendment of our Credit Agreements. The primary purpose of the amendments is to provide certain debt covenant relief through September 30, 2020. As of March 31, 2020, we were in compliance with all such financial covenants. However, we anticipate not meeting certain financial covenants applicable under the Credit Agreements during 2020. It was initially anticipated that we would not be in compliance with certain covenants after September 30, 2020, however, in light of COVID-19, our ability to comply with our financial covenants may be impacted prior to September 30, 2020. We plan to continue to work with our lender group to pursue a longer term financing solution prior to any inability to comply with the financial covenants thereunder. In addition, we plan to complete the sale-leaseback of certain properties, sell certain real estate assets and control certain operational costs, and we have also achieved deferral on approximately $11.6 million in real estate tax payments. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise in 2020, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements and continue as a going concern.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of the going concern accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain relief from the lender group in regards to debt covenants, execute the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief from the lender group through modified debt covenant requirements involve performance by third parties and therefore cannot be considered probable of occurring. In particular, as of the date of the filing of this Quarterly Report on Form 10-Q, we are in active discussions with the lenders participating in our credit facilities to modify the terms of the Credit Agreements and obtain long term debt covenant relief. See “Item 1A. Risk Factors - If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected” and “We have determined that there is substantial doubt about our ability to continue as a going concern.”

Interest Rate Derivative Agreements

As of March 31, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 1.87% on a notional amount of $795.2 million, maturing on various dates through May 2023 and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020 and a maturity date in May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

We assessed the effectiveness of these swap agreements as hedges at inception and continue to do so on a quarterly basis. On March 31, 2020, we considered these interest rate swap agreements to be highly effective as cash flow hedges.

As of March 31, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $31.7 million. If we had breached any of the default provisions in these agreements as of March 31, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $32.9 million. We had not breached any of these provisions as of March 31, 2020.

The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

Mortgage Loan Activity

In April 2020, we received a notice of transfer of servicing from the special servicer for the mortgage loan secured by Valley View Mall, which had a balance of $27.3 million as of March 31, 2020.

Mortgage Loans

As of March 31, 2020, our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at March 31, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which have been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 3.83% at March 31, 2020. The weighted average interest rate of all consolidated mortgage loans was 4.01% at March 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of March 31, 2020:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Principal payments	$61,509	$12,790	$31,324	$12,989	$4,406
Balloon payments	836,581	27,161	544,775	53,299	211,346
Total	$898,090	$39,951	$576,099	$66,288	$215,752
Less: unamortized debt issuance costs	1,595
Carrying value of mortgage notes payable	$896,495

In light of the effects of COVID-19 on our business, operations, liquidity and financial condition, we are also in discussions with the lenders of our properties’ mortgage loans to seek modifications of such loans. No assurance can be provided that we will obtain such modifications.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2020 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Mortgage loan principal payments	$898,090	$39,951	$576,099	$66,288	$215,752
Term Loans	550,000	—	250,000	300,000	—
2018 Revolving Facility	289,000	—	289,000	—	—
Interest on indebtedness(1)	163,543	50,228	88,275	18,659	6,381
Operating leases	3,679	391	1,621	1,667	—
Ground leases	54,553	1,212	3,319	3,169	46,853
Development and redevelopment commitments(2)	56,798	54,880	1,918	—	—
Total	$2,015,663	$146,662	$1,210,232	$389,783	$268,986

(1)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(2)

The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2020, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of March 31, 2020, we believe we have satisfied this obligation.

Preferred Share Dividends

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million, respectively, in the aggregate.

CASH FLOWS

Net cash provided by operating activities totaled $14.4 million for the three months ended March 31, 2020 compared to $23.0 million for the three months ended March 31, 2019. This decrease was due to changes in working capital between periods, dilution from assets sold in 2019, and distributions from partnerships, among other factors.

Cash flows used in investing activities were $28.8 million for the three months ended March 31, 2020 compared to cash flows used in investing activities of $38.7 million for the three months ended March 31, 2019. Cash flows provided by investing activities for the three months ended March 31, 2020 included $8.0 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $20.2 million, investments in partnerships of $9.3 million (primarily at Fashion District Philadelphia), and real estate improvements of $2.4 million (primarily related to ongoing improvements at our properties).

Cash flows provided by financing activities were $6.4 million for the three months ended March 31, 2020 compared to cash flows provided by financing activities of $5.9 million for the three months ended March 31, 2019. Cash flows used in financing activities for the first three months of 2020 included aggregate dividends and distributions of $23.7 million, and principal installments on mortgage loans of $3.5 million, partially offset by $34.0 million of net borrowings under our 2018 Revolving Facility.

Cash flows provided by financing activities for the three months ended March 31, 2019, included $97.0 million of net borrowings under our 2018 Revolving Facility, partially offset by aggregate dividends and distributions of $23.5 million, principal installments on mortgage loans of $3.8 million, and $63.3 million used to defease the mortgage secured by the Capital City Mall.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $25.0 million per occurrence and up to $25.0 million in the aggregate. See our Annual Report on Form 10-K for the year ended December 31, 2019, in the section entitled “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. The COVID-19 pandemic and the economic challenges resulting from it have exacerbated these risks. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, particularly in light of the COVID-19 pandemic, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the November/December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter. There is potential for an impact to our holiday season sales levels if COVID-19 related closures are prolonged into the end of 2020 or customer traffic is impacted by social distancing guidelines or COVID-19 related concerns.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	the COVID-19 global pandemic and the public health and governmental actions in response, which have and may continue to exacerbate many of the risks listed below;
•	our ability to implement plans and initiatives to adequately address the “going concern” considerations described in Note 1 to our unaudited consolidated financial statements;
•	changes in the retail and real estate industries, including consolidation and store closings, particularly among anchor tenants;
•	current economic conditions and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•	our ability to maintain and increase property occupancy, sales and rental rates;
•	increases in operating costs that cannot be passed on to tenants;
•	the effects of online shopping and other uses of technology on our retail tenants;
•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;
•	acts of violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;
•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;
•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any disposition of assets;
•	our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio and our ability to remain in compliance with our financial covenants under our debt facilities;
•	our ability to refinance our existing indebtedness when it matures, on favorable terms or at all;
•

our ability to satisfy our indebtedness if such indebtedness were to be accelerated due to breach of covenants or payment default, as well as our ability to satisfy any other debt that was accelerated as a consequence;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable;
•	our ability to continue to pay dividends at current levels or at all; and
•	potential dilution from any capital raising transactions or other equity issuances.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2019 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2020, our consolidated debt portfolio consisted of $896.5 million of fixed and variable rate mortgage loans (net of debt issuance costs), $300.0 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 3.83% and $250.0 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 3.83%. As of March 31, 2020, $289.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 2.81%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.08% at March 31, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 3.83% at March 31, 2020. The weighted average interest rate of all consolidated mortgage loans was 4.01% at March 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2020	$38,691	5.01%	$1,260		3.58%
2021	15,745	4.01%	440,902	(2)	3.80%
2022	302,539	3.96%	355,912	(2)	2.87%
2023	59,883	3.99%	300,000	(2)	3.83%
2024 and thereafter	222,156	4.04%	—		—

(1)	Based on the weighted average interest rates in effect as of March 31, 2020.
(2)	Includes Term Loan debt balance of $550.0 million with a weighted average interest rate of 3.83% as of March 31, 2020.

As of March 31, 2020, we had $1,098.1 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

As of March 31, 2020, we had interest rate swap agreements outstanding with an aggregate weighted average interest rate of 1.67% on a notional amount of $795.2 million maturing on various dates through May 2023 and a forward starting interest rate swap agreement with a weighted average interest rate of 2.75% on a notional amount of $100.0 million, with an effective date in June 2020 and a maturity date in May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2020 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $35.5 million at March 31, 2020. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $36.8 million at March 31, 2020. Based on the variable rate debt included in our debt portfolio at March 31, 2020, a 100 basis point increase in interest rates would have resulted in an additional $3.0 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $3.0 million annually.

Because the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, and have concluded as follows:

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

We have incorporated the effects of COVID-19 into our control structure, primarily as a result of our employees working remotely. We have not experienced any material impact to our internal control over financial reporting to date as a result of the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal control processes in order to minimize the impact to their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations. The following is an update to the Company’s risk factors and should be read in conjunction with the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted.

The 2020 global outbreak of a novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020, has resulted in travel restrictions, business closures, property shutdowns, government-imposed stay-at-home orders and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus, all of which have adversely impacted, and will likely continue to impact, our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2020 and potentially thereafter, will be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life will last. Given the unprecedented and rapidly evolving developments, we cannot reasonably predict or estimate its ultimate impact on us or our tenants, or on our ability or the ability of our tenants to resume more normal operations.

While we have taken several responsive steps (including staff reductions, reduction of capital expenditures and operating expenses, engagement with our lenders to negotiate modifications to our debt facilities and instruments, and a 90% common share dividend reduction), we anticipate that further actions will be necessary to address the impacts of the pandemic, which may include suspension or further reduction of share dividends. The spread of COVID-19 and measures taken to reduce its spread subjects us to a variety of risks and could result in the following impacts, some of which have already occurred and could continue and increase the longer the crisis continues:

•	property shutdowns at all of our retail properties across the nine states in which we operate;
•	tenant failures to pay rent timely, resulting in revenue decreases from our properties and many requests from our tenants for rent relief or deferral;
•

our rights to enforce remedies available under our leases or ability to collect rents as a landlord may potentially be impacted by state, local or other efforts resulting in rent concessions for tenants or a delay in landlord’s ability to enforce evictions or pursue other remedies available under the leases;

•	an economic downturn generally, and a decrease in profitability for many of our tenants specifically, as a result of widespread business shutdowns or slowdowns;
•	deterioration of financial markets leading to a potentially reduced ability to obtain financing for our tenants and us;
•	disruptions to supply-chain and distribution channels of our tenants, impacting retail product availability;
•

negative effects on our operations as a result of quarantines, social distancing measures, public safety concerns and limitations on the nature and scope of activities at our properties required by state regulations;

•	decreased operating performance from reductions in property revenue and cash flows;
•	potential reductions in the carrying value of our retail properties or other impairments of our assets;
•

our inability to meet the requirements of the covenants in our existing credit facilities or increases in our cost of capital that make obtaining additional capital more difficult or available only on terms less favorable to us;

•	negative effects on our liquidity position and the cost of and ability to access funds from financial institutions and capital markets;

•	delays to capital raise initiatives; and
•

creation of other risks that may impact us or exacerbation of existing risks, including the risks described in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Ultimately, the significance of COVID-19 on our business remains highly uncertain and will depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and the length of time that such measures remain in place, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic. While we have experienced and expect to continue to experience an adverse impact on our business, financial condition, liquidity and results of operations, we cannot estimate the extent to which COVID-19 will impact our future business, financial condition, liquidity or results of operations.

If we are unable to comply with the covenants in our Credit Agreements, we will be adversely affected.

The Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could limit our ability to respond to changes and competition, reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders, and restrict our ability to pursue acquisitions, redevelopment and development projects. We expect the current conditions in the economy and the retail industry, particularly in light of the COVID-19 pandemic and the resulting unprecedented global economic disruption (including disruptions to our and our tenants’ businesses and operations), to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. While we are unable to predict or estimate the duration and scope of the effects of the COVID-19 pandemic on our future operating results, we anticipate such effects will be material. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility was $65.3 million as of March 31, 2020, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further in Note 4 to our unaudited consolidated financial statements.

Furthermore, to determine our compliance with the Credit Agreements, including the covenants, we must apply our judgment to our facts, taking into account our past practice, and interpret the contractual provisions in the agreements. To the extent that our lenders interpret these differently than us, we may have disagreements or disputes, and if we are unable to resolve them, these disagreements may result in material limitations on our ability to access funding under the facility, protracted negotiations, and/or legal proceedings.

We have determined that, as of March 31, 2020, we were in compliance with all the financial covenants in our Credit Agreements. Particularly in light of recent property sales, reduction in our asset base and the impacts of the COVID-19 pandemic on our business, however, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity. We currently anticipate not meeting certain financial covenants applicable under the Credit Agreements during 2020. We regularly engage in discussions with lenders that participate in our senior unsecured credit facility regarding our capital and liquidity resources and needs, including to explore alternatives and ensure that we will remain in compliance with our financial covenants and have continued access to funding under the facility, which alternatives may include waivers or amendments. As discussed in “Liquidity and Capital Resources – Identical covenants and common provisions contained in the Credit Agreements,” on March 30, 2020, we entered into amendments of our Credit Agreements to obtain certain debt covenant relief through September 30, 2020. It was initially anticipated that we would not be in compliance with certain covenants after September 30, 2020, however, in light of COVID-19, our ability to comply with our financial covenants may be impacted prior to September 30, 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, we are in active discussions with the lenders participating in our credit facilities to further modify the terms of those agreements, obtain debt covenant relief and pursue a longer term financing solution. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. No assurance can be provided that we would be able to liquidate assets in a timely fashion or in satisfaction of our obligations. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $289.0 million as of March 31, 2020 and term loans maturing in 2023 with a balance of $550.0 million as of December 31, 2019; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $896.5 million as of March 31, 2020; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business. As a result of the considerations articulated below, management concluded there is substantial doubt about our ability to continue as a going concern.

Although we plan to control costs, complete the sale-leaseback of certain properties, sell certain real estate assets and continue to work with the lenders participating in our credit facilities to obtain debt covenant relief and pursue longer term financing solutions, and we are also in discussions with the lenders of our properties’ mortgage loans to seek modification of those loans, there are inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy financial obligations that may arise over the applicable twelve month period. Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations, particularly in light of the current COVID-19 pandemic and resulting adverse impacts on our business, depends on management’s ability to execute the sale-leaseback transactions, to complete the sale of certain real estate assets, which sales will provide cash, to continue to control costs, and to obtain relief from lenders participating in our credit facilities and from lenders under our properties’ mortgage loans. While controlling costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets and obtaining relief from lenders or other long term financing solutions involve performance by third parties and therefore cannot be considered probable of occurring.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2020 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	$—	—	$—
February 1 - February 29, 2020	—	—	—	—
March 1 - March 31, 2020	—	—	—	—
Total	—	$—	—	$—

ITEM 6. EXHIBITS.

3.1

Amendment to Amended and Restated Trust Agreement dated December 18, 2008, as amended, dated as of March 31, 2020, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

3.2	By-Laws of PREIT (as amended through March 31, 2020), filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

10.1*+	2020-2022 Equity Award Program.

10.2*+	Form of Restricted Share Unit Award Agreement.

10.3*+	Form of Restricted Share Award Agreement.

10.4+

Employment Agreement, dated as of January 1, 2020, between PREIT and Mario C. Ventresca, Jr., filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K/A filed on March 9, 2020, is incorporated herein by reference.

10.5

Sixth Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and the financial institutions party thereto, dated as of March 30, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

10.6

First Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, dated as of March 31, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

10.7*	Letter Agreement executed by Wells Fargo, National Association amending 7-Year Term Loan and 2018 Credit Agreement, dated May 1, 2020.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 21, 2020
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer