Form 10-Q
period 2020-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2020-08-11
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 7, 2020, 79,485,428 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(in thousands, except per share amounts)	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,149,516	$3,099,034
Construction in progress	80,733	106,011
Land held for development	5,881	5,881
Total investments in real estate	3,236,130	3,210,926
Accumulated depreciation	(1,259,740)	(1,202,722)
Net investments in real estate	1,976,390	2,008,204
INVESTMENTS IN PARTNERSHIPS, at equity:	173,448	159,993
OTHER ASSETS:
Cash and cash equivalents	41,418	12,211
Tenant and other receivables	70,329	41,261
Intangible assets (net of accumulated amortization of $19,338 and $18,248 at June 30, 2020 and December 31, 2019, respectively)	12,314	13,404
Deferred costs and other assets, net	100,206	103,688
Assets held for sale	1,445	12,506
Total assets	$2,375,550	$2,351,267
LIABILITIES:
Mortgage loans payable, net	$893,775	$899,753
Term Loans, net	542,345	548,025
Revolving Facilities	375,000	255,000
Tenants’ deposits and deferred rent	7,051	13,006
Distributions in excess of partnership investments	82,945	87,916
Fair value of derivative liabilities	31,747	13,126
Accrued expenses and other liabilities	100,518	107,016
Total liabilities	2,033,381	1,923,842
COMMITMENTS AND CONTINGENCIES:
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference of $86,250	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference of $172,500	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference of $125,000	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 79,460 shares issued and outstanding at June 30, 2020 and 77,550 shares issued and outstanding at December 31, 2019	79,460	77,550
Capital contributed in excess of par	1,768,339	1,766,883
Accumulated other comprehensive (loss) income	(31,288)	(12,556)
Distributions in excess of net income	(1,475,528)	(1,408,352)
Total equity—Pennsylvania Real Estate Investment Trust	341,137	423,679
Noncontrolling interest	1,032	3,746
Total equity	342,169	427,425
Total liabilities and equity	$2,375,550	$2,351,267

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
REVENUE:
Real estate revenue:
Lease revenue	$52,119	$73,744	$119,840	$150,358
Expense reimbursements	2,976	4,916	7,280	9,978
Other real estate revenue	1,543	2,417	3,467	5,417
Total real estate revenue	56,638	81,077	130,587	165,753
Other income	131	315	424	942
Total revenue	56,769	81,392	131,011	166,695
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(25,213)	(28,168)	(52,730)	(57,571)
Utilities	(2,519)	(3,681)	(5,442)	(7,341)
Other property operating expenses	(1,775)	(1,913)	(3,872)	(3,979)
Total property operating expenses	(29,507)	(33,762)	(62,044)	(68,891)
Depreciation and amortization	(30,908)	(31,946)	(61,177)	(66,849)
General and administrative expenses	(10,569)	(11,609)	(21,264)	(22,814)
Provision for employee separation expenses	(1,040)	(141)	(1,113)	(860)
Insurance recoveries, net	586	1,852	586	1,616
Project costs and other expenses	(66)	(130)	(161)	(187)
Total operating expenses	(71,504)	(75,736)	(145,173)	(157,985)
Interest expense, net	(17,182)	(15,554)	(34,040)	(31,452)
Loss on debt extinguishment, net	-	-	-	(4,768)
Impairment of development land parcel	-	-	-	(1,464)
Total expenses	(88,686)	(91,290)	(179,213)	(195,669)
Loss before equity in income of partnerships, gain (loss) on sales of real estate by equity method investee, gain on sales of real estate, net, and loss on sales of interests in non operating real estate	(31,917)	(9,898)	(48,202)	(28,974)
Equity in income of partnerships	(358)	2,316	461	4,605
Gain (loss) on sales of real estate by equity method investee	-	(11)	-	553
Gain on sales of real estate, net	9,300	1,513	11,263	1,513
Loss on sales of interests in non operating real estate	(144)	-	(190)	-
Net loss	(23,119)	(6,080)	(36,668)	(22,303)
Less: net loss attributable to noncontrolling interest	746	329	1,262	2,017
Net loss attributable to PREIT	(22,373)	(5,751)	(35,406)	(20,286)
Less: preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss attributable to PREIT common shareholders	$(29,217)	$(12,595)	$(49,094)	$(33,974)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(23,119)	$(6,080)	$(36,668)	$(22,303)
Noncontrolling interest	746	329	1,262	2,017
Preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Dividends on unvested restricted shares	(13)	(224)	(363)	(441)
Net loss used to calculate loss per share—basic and diluted	$(29,230)	$(12,819)	$(49,457)	$(34,415)
Basic and diluted income (loss) per share:	$(0.38)	$(0.17)	$(0.64)	$(0.47)

(in thousands of shares)
Weighted average shares outstanding—basic	77,269	76,405	77,021	73,896
Effect of common share equivalents(1)	—	—	-	-
Weighted average shares outstanding—diluted	77,269	76,405	77,021	73,896

(1) The Company had net losses used to calculate earnings per share for all periods presented.  Therefore, the effects of common share equivalents of 357 and 683 for the three months ended June 30, 2020 and 2019, respectively, and 439 and 595 for the six months ended June 30, 2020 and 2019, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Comprehensive loss:
Net loss	$(23,119)	$(6,080)	$(36,668)	$(22,303)
Unrealized loss on derivatives	(52)	(11,723)	(19,803)	(18,231)
Amortization of settled swaps	65	76	70	78
Total comprehensive loss	(23,106)	(17,727)	(56,401)	(40,456)
Less: comprehensive loss attributable to noncontrolling interest	1,241	634	2,263	2,887
Comprehensive loss attributable to PREIT	$(21,865)	$(17,093)	$(54,138)	$(37,569)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Six Months Ended

June 30, 2020 and 2019

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313
Net loss	(23,119)	—	—	—	—	—	—	(22,374)	(745)
Other comprehensive loss	12	—	—	—	—	—	508	—	(496)
Shares issued under employee compensation plans, net of shares retired	114	—	—	—	620	(506)	—	—	—
Amortization of deferred compensation	1,670	—	—	—	—	1,670	—	—	—
Dividends paid to common shareholders ($0.02 per share)	(1,589)	—	—	—	—	—	—	(1,589)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(40)	—	—	—	—	—	—	—	(40)
Other changes in noncontrolling interest, net	—	—	—	—	—	—	—	—	—
Balance June 30, 2020	$342,169	$35	$69	$50	$79,460	$1,768,339	$(31,288)	$(1,475,528)	$1,032

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—		—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833
Net loss	(6,080)	—	—	—	—	—	—	(5,751)	(329)
Other comprehensive income	(11,647)	—	—	—	—	—	(11,342)	—	(305)
Shares issued under employee compensation plans, net of shares retired	337	—	—	—	164	173	—	—	—
Amortization of deferred compensation	1,889	—	—	—	—	1,889	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,278)	—	—	—	—	—	—	(16,278)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:	—
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(464)	—	—	—	—	—	—	—	(464)
Other changes in noncontrolling interest, net	(10)	—	—	—	—	—	—	—	(10)
Balance June 30, 2019	$462,850	$35	$69	$50	$77,547	$1,763,798	$(11,875)	$(1,371,499)	$4,725

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2020	2019
Cash flows from operating activities:
Net loss	$(36,668)	$(22,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	57,072	60,862
Amortization	6,084	8,558
Straight-line rent adjustments	(1,364)	(1,551)
Amortization of deferred compensation	3,294	3,811
Loss on debt extinguishment, net	—	4,768
Gain on sales of interests in real estate and non-operating real estate, net	(11,073)	(1,513)
Equity in income of partnerships	(461)	(4,605)
Gain on sales of real estate by equity method investee	—	(553)
Cash distributions from partnerships	845	14,912
Impairment of development land parcel	—	1,464
Change in assets and liabilities:
Net change in other assets	(18,859)	5,482
Net change in other liabilities	(2,596)	(6,984)
Net cash (used in) provided by operating activities	(3,726)	62,348
Cash flows from investing activities:
Cash proceeds from sales of real estate	21,922	34,080
Cash proceeds from sale of mortgage	—	8,000
Proceeds from insurance claims related to damage to real estate assets	—	4,475
Cash distributions from partnerships of proceeds from real estate sold	—	879
Additions to construction in progress	(29,670)	(63,831)
Investments in real estate improvements	(15,941)	(13,913)
Additions to leasehold improvements and corporate fixed assets	(4,735)	(242)
Investments in equity method investees	(18,060)	(35,222)
Capitalized leasing costs	(150)	(476)
Net cash used in investing activities	(46,634)	(66,250)
Cash flows from financing activities:
Net borrowings under revolving facilities	120,000	117,000
Net repayments to term loans	(6,000)	—
Repayments of mortgage loans and finance lease liabilities	(321)	(63,599)
Proceeds from notes payable	4,536	—
Principal installments on mortgage loans	(6,410)	(8,286)
Payment of deferred financing costs	(35)	(78)
Value of shares of beneficial interest issued	538	642
Dividends paid to common shareholders	(18,081)	(31,208)
Dividends paid to preferred shareholders	(13,688)	(13,688)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(451)	(2,162)
Value of shares retired under equity incentive plans, net of shares issued	(466)	(632)
Net cash provided by (used in) financing activities	79,622	(2,011)
Net change in cash, cash equivalents, and restricted cash	29,262	(5,913)
Cash, cash equivalents, and restricted cash, beginning of period	19,629	32,445
Cash, cash equivalents, and restricted cash, end of period	$48,891	$26,532

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2020, our portfolio consists of a total of 26 properties operating in nine states, including 21 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2020, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2020, the total amount that would have been distributed would have been $2.8 million, which is calculated using our June 30, 2020 closing price on the New York Stock Exchange of $1.36 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of June 30, 2020.

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

COVID-19 Related Risks and Uncertainties

The 2020 global outbreak of a novel coronavirus (COVID-19) has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2020 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the current virus spread rate in the United States, which has resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given the unprecedented and continually evolving developments, we cannot reasonably predict or estimate its ultimate impact on us or our tenants, or on our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020. Certain jurisdictions where our properties are located that have relaxed restrictions or have experienced limited public adherence with suggested safety measures are now contemplating or implementing new or renewed restrictions. As such, as the pandemic continues or intensifies, it is possible that additional closures will occur.

During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions for future cost savings.

As of the date of this filing, all of our properties have reopened and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with many of our tenants operating at reduced capacity or not yet re-opened. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $375.0 million as of June 30, 2020 and term loans maturing in 2023 with a balance of $542.3 million as of June 30, 2020; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $893.8 million as of June 30, 2020; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business.

On March 30, 2020, the Company amended its 2014 7-Year Term Loan and 2018 Credit Agreement (together with the 2014 7-Year Term Loan, the “Credit Agreements”) to provide certain debt covenant relief through September 30, 2020. The Company’s Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Further deterioration in our financial results due to COVID-19 has affected our covenant compliance prior to September 30, 2020. In anticipation of the Company not meeting certain financial covenants applicable under the Credit Agreements for the quarter ended June 30, 2020, on July 27, 2020, the Company further amended the Credit Agreements primarily to suspend certain debt covenants from and including June 30, 2020 until but excluding August 31, 2020, to reduce its minimum liquidity requirement during the Suspension Period (defined below) and to permit limited additional debt. If the Company fulfills certain conditions, including the execution of an additional secured loan and the non-binding agreement to terms of further amendments to the Credit Agreements in an effort to ensure continued compliance with the obligations thereunder and to permit additional financing, the debt covenant suspension period under the July 2020 amendments will be extended until but excluding September 30, 2020 (such period, including as and if extended, the “Suspension Period”). The Company is in discussions with members of its lender group regarding a secured loan and further modifications to the Credit Agreements to obtain a longer term financing solution prior to the expiration of the Suspension Period. Despite weak market conditions, the Company plans to complete the sale-leaseback of certain properties, sell certain real estate assets and continue to control certain operational costs. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise over the applicable twelve-month period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of this accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain additional relief from the lender group in regards to debt covenants, obtain a longer term financing solution, complete the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs are within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief through modified debt covenant requirements and a longer term financing solution from the lender group involve performance by third parties and therefore cannot be considered probable of occurring.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives (Level 2) and financial instruments (Level 2) and in our reviews for impairment of real estate assets (Level 3) and goodwill (Level 3).

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties, was deemed to be a triggering event as of June 30, 2020 which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

Assessment of our ability to recover certain lease-related costs must be made when we have a reason to believe that a tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other-than-temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income. We concluded that there was no impairment as of June 30, 2020.

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

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASU 2016-02, Leases (Topic 842) (“ASC 842”). Under ASC 842, we would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis and for us to elect to either apply the lease modification accounting framework or not, to all of the lease concessions we make with similar characteristics and circumstances. The FASB staff suggested that, in the context of the COVID-19 crisis, under ASC 842, leases where the total lease cash flows will remain substantially the same or less than those under the original lease contract after the COVID-19 related effects, a company may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract. Instead, the company would account for rent concessions, either:

1. As if they are part of the enforceable rights and obligations under the existing lease contract. Under this approach, the rent concession would be treated as a variable lease payment (negative), resulting in negative variable rent in the affected period(s); or

2. As a lease modification. Under this approach, the resulting change in lease income will be recognized over the remainder of the post-modification lease term.

We have determined that we will apply the practical expedient and record negative variable rent, when applicable. This will be the case if the total amended lease payments are substantially the same as they would have been under the original lease terms. In addition, all abatements granted and recorded using this method must be related to the impact of COVID-19. Abatements that do not meet the above COVID-19 criteria will be treated as lease modifications under ASC 842 with the abatement being amortized as a reduction to rental income over the post-modification lease term.

Dividends Declared

On May 19, 2020, we announced that our Board of Trustees declared a quarterly cash dividend of $0.02 per common share payable on June 15, 2020 to common shareholders of record on June 1, 2020. Simultaneously, our Board of Trustees also declared quarterly cash dividends of $0.4609375 per share on our 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, $0.450000 per share on our 7.20% Series C Preferred Shares, and $0.4296875 per share on our 6.875% Series D Preferred Shares. These dividends were paid on June 15, 2020 to holders of record on June 1, 2020.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2020 and December 31, 2019 were comprised of the following:

(in thousands of dollars)	June 30, 2020	December 31, 2019
Buildings, improvements and construction in progress	$2,769,573	$2,753,039
Land, including land held for development	466,557	457,887
Total investments in real estate	3,236,130	3,210,926
Accumulated depreciation	(1,259,740)	(1,202,722)
Net investments in real estate	$1,976,390	$2,008,204

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Development/Redevelopment Activities:
Interest (1)	$445	$2,325	$1,355	$4,329
Compensation	47	336	391	688
Real estate taxes	226	345	423	421
Leasing Activities:
Compensation, including commissions (2)	-	156	164	476

(1)	Includes interest capitalized on investments in partnerships under development.
(2)

The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Dispositions

In November 2019, we entered into an agreement to sell 14 tenant occupied parcels across five properties — Magnolia Mall, Capital City Mall, Woodland Mall, Jacksonville Mall and Valley Mall — for total consideration of $29.9 million. As of December 31, 2019, we completed the dispositions on three outparcels at Capital City Mall and Magnolia Mall for total consideration of $5.2 million. In connection with these sales, we recorded a gain of $2.7 million. In January 2020, the sale of the outparcel at Woodland Mall for total consideration of $5.1 million was completed and in March 2020, the sale of two outparcels at Magnolia Mall for total consideration of $2.9 million was completed with a resulting gain on sale of $1.9 million which was recorded in March 2020. In June 2020, we completed the sale of six outparcels at Magnolia Mall, Valley Mall and Jacksonville Mall for total consideration of $14.4 million. In connection with these sales, we recorded a gain of $9.3 million. During June 2020, the tenant of the remaining two outparcels subject to this agreement filed for bankruptcy. As a result, the agreement was amended to terminate the sale of the final two outparcels.

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

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2020 and December 31, 2019:

(in thousands of dollars)	June 30, 2020	December 31, 2019
ASSETS:
Investments in real estate, at cost:
Operating properties	$923,709	$883,530
Construction in progress	243,435	251,029
Total investments in real estate	1,167,144	1,134,559
Accumulated depreciation	(243,995)	(229,877)
Net investments in real estate	923,149	904,682
Cash and cash equivalents	19,685	34,766
Deferred costs and other assets, net	119,367	43,476
Total assets	1,062,201	982,924
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	495,426	499,057
FDP Term Loan, net	299,438	299,091
Other liabilities	125,673	79,166
Total liabilities	920,537	877,314
Net investment	$141,664	$105,610
Partners’ share	69,082	50,997
PREIT’s share	72,582	54,613
Excess investment(1)	17,921	17,464
Net investments and advances	$90,503	$72,077
Reconciliation to comparable GAAP balance sheet item:
Investment in partnerships, at equity	$173,448	$159,993
Distributions in excess of partnership investments	(82,945)	(87,916)
Net investment	$90,503	$72,077

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income of partnerships for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Real estate revenue	$24,086	$23,443	$51,286	$46,894
Operating expenses:
Property operating and other expenses	(10,731)	(7,543)	(21,960)	(15,527)
Interest expense(1)	(5,610)	(5,843)	(11,970)	(11,651)
Depreciation and amortization	(7,778)	(4,705)	(15,395)	(9,358)
Total expenses	(24,119)	(18,091)	(49,325)	(36,536)
Net income	(33)	5,352	1,961	10,358
Partners’ share	(121)	(2,900)	(1,299)	(5,587)
PREIT’s share	(154)	2,452	662	4,771
Amortization of and adjustments to excess investment, net	(204)	(136)	(201)	(166)
Equity in income of partnerships	$(358)	$2,316	$461	$4,605

(1) Net of capitalized interest expense of $836 and $1,479 for the three months ended June 30, 2020 and 2019, respectively, and $1,927 and $2,951 for the six months ended June 30, 2020 and 2019, respectively.

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

Mortgage Loan activity

As of June 30, 2020, we executed forbearance and loan modification agreements for Metroplex and Springfield Mall. These arrangements allow us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts will span from four to six months. The repayment periods will range from August 2020 through February 2021 depending on the terms of the specific agreements.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”) and Fashion District Philadelphia (“FDP”). The financial information of LVA and FDP are included in the amounts above. Summarized balance sheet information as of June 30, 2020 and December 31, 2019, and summarized statement of operations information for the three and six months ended June 30, 2020 and 2019 for these entities, which are accounted for using the equity method, are as follows:

LVA

(in thousands of dollars)	June 30, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$62,002	$62,504
Mortgage loan payable, net	190,242	191,998

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Summarized statement of operations information
Revenue	$6,971	$8,184	$14,850	$16,583
Property operating expenses	(2,373)	(1,887)	(4,586)	(4,213)
Interest expense	(1,924)	(2,019)	(3,858)	(4,028)
Net income	1,739	3,471	4,661	6,709
PREIT’s share of equity in income of partnership	869	1,736	2,330	3,355

FDP

(in thousands of dollars)	June 30, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$720,520	$641,377
FDP Term Loan, net	299,438	299,091

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Summarized statement of operations information
Revenue	$4,937	$770	$10,513	$1,395
Property operating expenses	(3,929)	(501)	(8,055)	(1,199)
Interest expense	(414)	-	(1,205)	-
Net income	(3,682)	(1,018)	(7,134)	(2,327)
PREIT’s share of equity in income of partnership	(1,841)	(508)	(3,567)	(1,163)

4. FINANCING ACTIVITY

Credit Agreements

As of June 30, 2020, we have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $375 million 2018 Revolving Facility, and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.” As discussed further below and in Note 1 to our unaudited consolidated financial statements, on March 30, 2020, and again on July 27, 2020, we entered into amendments of our Credit Agreements. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Among other things, the March 2020 amendments reduced the aggregate Revolving Commitments under the 2018 Revolving Facility by $25 million to $375 million. The $375 million aggregate Revolving Commitments under the 2018 Credit Agreement were permanently terminated pursuant to the July 2020 amendment to the 2018 Credit Agreement. As described further below the July 2020 amendments suspended certain financial covenants beginning on and including June 30, 2020 until but excluding August 31, 2020, provided that the Suspension Period may extend until September 30, 2020 if we meet certain conditions.

As of June 30, 2020, we had borrowed $544.0 million available under the Term Loans and the full $375.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2020 is net of $1.7 million of unamortized debt issuance costs.

Amounts borrowed under the Credit Agreements, either under the 2018 Revolving Facility or the Term Loans, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the Administrative Agent, as defined therein (the “Rating Date”), after which alternative rates would apply, as described in the Credit Agreements. During the Suspension Period, the Applicable Margin will be determined based on the Level 5 Ratio of Total Liabilities to Gross Asset Value (listed below). In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. The 2018 Revolving Facility is subject to a facility fee, which depends on leverage and was 0.35% as of June 30, 2020, which is recorded in interest expense in the consolidated statements of operations.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans		Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans		Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%		0.20%	1.35%		0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		0.25%	1.45%		0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%		0.30%	1.60%		0.60%
4	Equal to or greater than 0.550 to but less than 0.600 to 1.000	1.55%		0.55%	1.90%		0.90%
5	Equal to or greater than 0.600 to 1.000 (1)	1.90%	(2)	0.90%	2.25%	(2)	1.25%

(1)	The rates in effect under the Credit Agreements were based upon the Level 5 Ratio of Total Liabilities to Gross Asset Value as of June 30, 2020.
(2)

Under the July 2020 amendments, during the Suspension Period, the rate determined by adding LIBOR and the Applicable Margin for LIBOR Loans for Level 5 will be increased (but not decreased) to equal the rate determined by adding Base Rate and the Applicable Margin for Base Rate Loans on the date of conversion or continuation of any LIBOR Loan.

The Credit Agreements contain certain affirmative and negative covenants, several of which were amended on March 30, 2020. Pursuant to the July 2020 amendments, some of those covenants have been suspended for the duration of the Suspension Period. The affirmative and negative covenants, as amended by the March 2020 amendments, include, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after March 31,

2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1 at any time prior to and including September 30, 2020, or 0.60:1 at any time thereafter, provided that it will not be a Default if after September 30, 2020, the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the remainder of the term (which covenant has been suspended for the duration of the Suspension Period); (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40 to 1.00 for any period ending on or before September 30, 2020, or 1.50:1 for any period ending thereafter (which covenant has been suspended for the duration of the Suspension Period); (4) minimum Unencumbered Debt Yield of (a) 10.0% at any time prior to and including September 30, 2020, (b) 11.25% any time after September 30, 2020 through and including June 30, 2021, and (c) 11.50% any time thereafter (which covenant has been suspended for the duration of the Suspension Period); (5) minimum Unencumbered Net Operating Income to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO), and (ii) 110% of REIT taxable income for a fiscal year. Our Credit Agreements also require us to maintain unrestricted cash liquidity of $8.5 million at all times during the Suspension Period and $25 million following the end of the Suspension Period and through September 30, 2020, such liquidity to be comprised of unrestricted cash and cash equivalents undrawn availability under the 2018 Revolving Facility and undrawn availability under a future secured loan contemplated by the July 2020 amendments. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets, and enter into transactions with affiliates and the March 2020 amendments limit our ability to enter into sale-leaseback transactions with respect to Unencumbered Properties. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. The July 2020 amendments prohibit us from taking any action (or omitting from taking any action) during the Suspension Period where such action would be otherwise prohibited to be taken or omitted during the existence of a default or event of default, including but not limited to making certain Restricted Payments (as defined in the Credit Agreements), creating, assuming or incurring liens on our assets, income or profits, and engaging in certain transactions regarding mergers, acquisitions and sales of assets, in each case unless permitted by the Credit Agreements. Restricted Payments (as defined in the Credit Agreements) include cash dividends with respect to our shares, subject to exception for amounts required to be distributed for us to maintain our REIT status. As such, the Credit Agreements, as amended, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Revolving Facility:
Interest expense	$2,375	$1,827	$4,858	$3,061
Deferred financing amortization	278	274	552	548
Term Loans:
Interest expense	5,793	5,127	11,299	10,265
Deferred financing amortization	196	190	387	379

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$893.8	$895.4	$899.8	$873.9

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.4 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively.

The mortgage loans contain various customary default provisions.

Mortgage Loan Activity

As of June 30, 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allow us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts will span from four to six months. The repayment periods will range from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we have not paid the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice has been filed and we are in discussions with the lender to stipulate certain conditions in exchange for settlement of the mortgage.

In March 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable will mature on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest will be deferred until at least November 16, 2020. The Note Payable accrues interest at a rate of 1.00% per annum, and the interest will continue to accrue throughout the period the Note Payable is outstanding, or the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. The proceeds are included in “Accrued expenses and other liabilities” in our consolidated balance sheet.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in Note 7 to our unaudited consolidated financial statements.

Subsequent Events

As discussed above, in July 2020, we entered into amendments to our Credit Agreements. Among other things, the amendments suspended certain financial covenants beginning on and including June 30, 2020 until but excluding August 31, 2020, provided that the Suspension Period may extend until September 30, 2020 if we meet certain conditions.

5. CASH FLOW INFORMATION

Cash paid for interest was $30.5 million (net of capitalized interest of $1.4 million) and $26.9 million (net of capitalized interest of $4.3 million) for the six months ended June 30, 2020 and 2019, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $120.0 million and $150.0 million for the six months ended June 30, 2020 and 2019, respectively. Aggregate paydowns were $0.0 million and $33.0 million for the six months ended June 30, 2020 and 2019, respectively. Net and aggregate paydowns on our Term Loans were $6.0 million and $0.0 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued construction costs decreased by $14.3 million in the six months ended June 30, 2020 and decreased by $15.5 million in the six months ended June 30, 2019, representing non-cash changes in investment in real estate and construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of June 30, 2020 and 2019.

	June 30,
(in thousands of dollars)	2020	2019
Cash and cash equivalents	$41,418	$15,227
Restricted cash included in other assets	7,473	11,305
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$48,891	$26,532

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $52.1 million, including $31.3 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of June 30, 2020, we believe we have satisfied this obligation.

Provision for Employee Separation Expenses

During the six months ended June 30, 2020 and 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $1.0 million and $1.1 million, respectively of employee separation expenses in the three and six months ended June 30, 2020, compared to $0.1 million and $0.9 million, respectively, for the three and six months ended June 30, 2019. As of June 30, 2020, we had $1.1 million of severance accrued and unpaid related to the termination of employees.

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

During the six months ended June 30, 2019, we recorded net recoveries of approximately $0.2 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.1 million of the recoveries received relate to business interruption.

During the six months ended June 30, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the six months ended June 30, 2020 and received recoveries of $0.6 million in April 2020.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of June 30, 2020, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets.

During the next 12 months, we estimate that $14.7 million will be reclassified as a decrease to interest expense in connection with derivatives. The recognition of these amounts, however, could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings or that the debt becomes due under the terms of the agreements.

Interest Rate Swaps

As of June 30, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.8 million, maturing on various dates through May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

During the second quarter of 2020, we modified the interest rate swap agreements related to Francis Scott Key Mall and Viewmont Mall to align with the mortgage deferral arrangements we executed with the respective mortgage lenders. We did not make any swap payments in May and June for these swaps and are not required to make payments in July and August 2020 during which period the interest rates will be zero percent. Beginning in September 2020, the monthly payments will resume at set strike rates and incorporate the deferred amounts.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at June 30, 2020 and December 31, 2019 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at June 30, 2020 (in millions of dollars)	Aggregate Fair Value at June 30, 2020 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2019 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020 (2)	$-	$-	$0.2	-
2021	494.8	(9.9)	(1.4)	1.79%
2022	-	-	-	-
2023	300.0	(21.9)	(7.3)	2.70%
Total	$794.8	$(31.8)	$(8.5)	2.13%

(1)

As of June 30, 2020 and December 31, 2019, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

(2)

Five interest rate swaps matured in the second quarter of 2020. As of March 31, 2020, these swaps had a notional value that totaled $100 million, a weighted average interest rate of 1.23% and a de minimis fair value.

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(2.3)	$(10.5)	$2.3	$(1.2)	$(22.4)	$(15.8)	$2.6	$(2.3)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2020	2019	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(17.2)	$(15.6)	$(34.0)	$(31.5)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	$2.3	$(1.2)	$2.6	$(2.3)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of June 30, 2020, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $31.7 million. If we had breached any of the default provisions in these agreements as of June 30, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $33.5 million. We had not breached any of these provisions as of June 30, 2020.

8. LEASES

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of June 30, 2020, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancelable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$208	$—	$—	$208	$412	$—	$—	$412
Interest on lease liabilities	68	—	—	68	147	—	—	147
Operating lease costs	—	437	333	770	—	873	675	1,548
Variable lease costs	—	42	39	81	—	85	82	167
Total lease costs	$276	$479	$372	$1,127	$559	$958	$757	$2,274

Other information related to leases as of and for the six months ended June 30, 2020 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$139
Operating cash flows used for operating leases	$972
Financing cash flows used for finance leases	$347
Weighted average remaining lease term-finance leases (months)	92
Weighted average remaining lease term-operating leases (months)	304
Weighted average discount rate-finance leases	4.37%
Weighted average discount rate-operating leases	6.43%

Future payments against lease liabilities as of June 30, 2020 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
July 1 to December 31, 2020	$485	$1,140	$1,625
2021	970	2,508	3,478
2022	968	2,493	3,461
2023	964	2,448	3,412
2024	930	2,386	3,316
Thereafter	2,997	53,545	56,542
Total undiscounted lease payments	7,314	64,520	71,834
Less imputed interest	(1,111)	(34,532)	(35,643)
Total lease liabilities	$6,203	$29,988	$36,191

Future payments against lease liabilities as of December 31, 2019 were as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2020	$925	$2,237	$3,162
2021	925	2,730	3,655
2022	925	2,538	3,463
2023	925	2,485	3,410
2024	925	2,373	3,298
Thereafter	2,999	46,853	49,852
Total undiscounted lease payments	7,624	59,216	66,840
Less imputed interest	(1,242)	(28,965)	(30,207)
Total lease liabilities	$6,382	$30,251	$36,633

As Lessor

As of June 30, 2020, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised, and do not include any rent deferral arrangements executed during the second quarter of 2020. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
July 1 to December 31, 2020	$117,214
2021	216,930
2022	196,276
2023	176,852
2024	155,204
Thereafter	536,995
$1,399,471

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 15.4 million square feet, of which we own 12.3 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall, Valley View Mall and Fashion District Philadelphia. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

Net loss for the three months ended June 30, 2020 was $23.1 million compared to a net loss of $6.1 million for the three months ended June 30, 2019. This $17.0 million decrease was primarily due to: (a) a decrease in real estate revenue of $24.4 million resulting from the closure of our properties for the majority of the quarter and tenant requests for rent concessions; (b) a decrease in equity partnership income of $2.7 million due to the same reasons as described above; and (c) an increase in interest expense of $1.6 million driven by higher revolving balances and higher interest rates in connection with our debt modifications; partially offset by a $9.3 million gain on the sale of six outparcels that closed in the second quarter and a decrease in property operating expenses of $4.3 million related to property closures during the second quarter.

Net loss for the six months ended June 30, 2020 was $36.7 million compared to a net loss of $22.3 million for the six months ended June 30, 2019. This $14.4 million decrease was primarily due to: (a) a decrease in real estate revenue of $35.2 million due to the COVID-19 related closure of our properties beginning in mid-March 2020 and continuing for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements and deferrals; and (b) a decrease in equity partnership income of $4.1 million due to the same reasons as described above; partially offset by (a) non-recurring items recorded in the prior year including a loss on debt extinguishment of $4.8 million and an asset impairment charge of $1.5 million on an undeveloped land parcel, both of which had a favorable impact on the current year period; (b) a decrease in depreciation and amortization of $5.7 million in the current year period; and (c) a gain on the sale of real estate of $11.3 million recorded in the six months ended June 30, 2020.

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

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants, face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. Additionally, in March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a global pandemic. The global COVID-19 pandemic has caused significant disruptions to our industry and many other industries and has contributed to significant volatility in the financial markets, a rise in unemployment in the U.S., decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. Our business and operations and those of many of our tenants have been materially and adversely impacted by the government-mandated travel restrictions, business closures and property shutdowns and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus.

As a result of the COVID-19 pandemic, in mid-March 2020, we began closing our enclosed shopping malls, which remained closed for the majority of the second quarter of 2020. As of the time of this filing, all of our malls have re-opened and are adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, but many of our tenants are operating at reduced capacity or have not yet re-opened. Certain jurisdictions where our malls are located that have relaxed restrictions or have experienced limited public adherence with suggested safety measures are now contemplating or implementing new or renewed travel restrictions and business closures, which could result in additional closures of our properties. The pandemic’s effect had a significant impact on our operations, financial condition, liquidity and results of operations in the second quarter of 2020 due to our properties being closed for most of the quarter. We expect an ongoing impact in subsequent quarters despite the reopening of all our properties with the last reopening on July 3, 2020. During March and April of 2020, we received requests from tenants relating to rent relief or deferral. In the second quarter of 2020, a substantial amount of contractual rent receivables was not collected and we are continuing our collection efforts as well as negotiations with tenants as part of a rent relief initiative. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed business closures, affect the return of customers to malls and the financial strength of our tenants. Collections and requests for rent relief and deferral during this period may not be indicative of future periods.

During the first half of 2020, we have taken several steps to respond to the pandemic and enhance our liquidity position, including staff reductions, reduction of capital expenditures and operating expenses, engagement with our lenders to negotiate modifications to our debt facilities and instruments, and a 90% common share dividend reduction, and we anticipate further actions will be necessary to address the impacts of the pandemic, which will likely include suspension or further reduction of share dividends given restrictions on dividends under our amended credit facilities. It continues to remain highly uncertain and difficult to predict how long the pandemic and the economic challenges and restrictions it has resulted in will last, but we expect the pandemic to continue to have an adverse impact on our business, financial condition, liquidity and results of operations. See “Item 1A. Risk Factors - The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted.”

In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors, and the impacts of the global COVID-19 pandemic have created additional economic challenges for many of our tenants. In the second quarter of 2020, we saw an increased level of tenants filing for bankruptcy, including tenants that are substantial to our business in terms of size and quantity.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2020 (Six Months Ended June 30)
Consolidated properties	9	43	1,874,946	$9,704	2	2,952	$357
Unconsolidated properties	9	12	268,892	1,351	2	9,264	214
Total	12	55	2,143,838	$11,055	4	12,216	$571
2019 (Full Year)
Consolidated properties	9	71	400,516	$14,656	63	242,742	$9,480
Unconsolidated properties	8	14	56,030	1,481	8	32,024	915
Total	11	85	456,546	$16,137	71	274,766	$10,395

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2020.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. We opened Von Maur and Urban Outfitters, on a site formerly occupied by Sears at Woodland Mall and in-line lease-up continues. At Valley Mall, we opened Onelife Fitness in February 2019 to complete the former Macy’s redevelopment and during the year we signed a lease with Dick’s Sporting Goods to occupy the former Sears store at the property. Dick’s Sporting Goods opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Burlington, Dick’s Sporting Goods, Edge Fitness and Miller’s Ale House in the former Macy’s location during 2019, and the last tenant, Michael’s, opened in the first quarter of 2020. In 2017, we purchased the Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened HomeSense in 2018, Sierra Trading in 2019 and Michael’s in the first quarter of 2020.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and working with large format prospects for space adjacent to Burlington but anticipate delays due to the impact of COVID-19.

We currently have three vacant anchor positions at Valley View Mall in La Crosse, Wisconsin and during 2019, an additional anchor, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. We had been notified by Sears of its plans to close stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina, which it subsequently did close in April 2020. Sears continues to be financially obligated pursuant to the leases at these locations. In May 2020, J.C. Penney filed for bankruptcy and announced the upcoming closure of its stores at Mall of Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to dining, entertainment, fast fashion, off price, and large format box tenants. This initiative has slowed down due to the impacts of the COVID-19 pandemic. Some of these changes may result in the redevelopment of all or a portion of our properties. See “— Capital Improvements, Redevelopment and Development Projects.”

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions. As discussed in Note 4 to our unaudited consolidated financial statements, we entered into amendments to our Credit Agreements in March 2020 to provide certain debt covenant relief and again in July 2020 to suspend certain debt covenants and reduce our minimum liquidity requirement. The March 2020 and July 2020 amendments were made in anticipation of a longer term solution prior to the expiration of the applicable modifications. Accordingly, we anticipate entering into a secured loan and additional modifications of our Credit Agreements and, in light of the effects of COVID-19 on our business, operations, liquidity and financial condition, we executed forbearance and loan modification arrangements with the lenders of certain of our properties’ mortgage loans (refer to Note 4 to our unaudited consolidated financial statements).

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $80.7 million as of June 30, 2020.

As of June 30, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $52.1 million, including $31.3 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties, was deemed to be a triggering event at June 30, 2020 which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

Assessment of our ability to recover certain lease-related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. We concluded that there was no impairment as of June 30, 2020.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended June 30, 2020 was $23.1 million compared to a net loss of $6.1 million for the three months ended June 30, 2019. This $17.0 million decrease was primarily due to: (a) a decrease in real estate revenue of $24.4 million due to our properties being closed for the majority of the quarter, and increases in related bad debt expense, in each case resulting from the effects of the COVID-19 pandemic; (b) a decrease in equity partnership income of $2.7 million due to the same reasons as described above; and (c) an increase in interest expense of $1.6 million driven by higher revolving balances and higher interest rates in connection with our debt modifications, partially offset by a $9.3 million gain on the sale of six outparcels that closed in the second quarter and a decrease in property operating expenses of $4.3 million related to property closures in the current quarter.

Net loss for the six months ended June 30, 2020 was $36.7 million compared to a net loss of $22.3 million for the six months ended June 30, 2019. This $14.4 million decrease was primarily due to: (a) a decrease in real estate revenue of $35.2 million due to our properties closing in March of 2020 and remaining closed for the majority of the second quarter due to the COVID-19 pandemic, and a related increase in bad debt expense; (b) a decrease in equity partnership income of $4.1 million due to the same reasons as described above; partially offset by (a) non-recurring items recorded in the prior year including a loss on debt extinguishment of $4.8 million and an asset impairment charge of $1.5 million on an undeveloped land parcel, both of which had a favorable impact on the current year period; (b) a decrease in depreciation and amortization of $5.7 million in the current year period; and (c) a gain on the sale of real estate of $11.3 million recorded in the six months ended June 30, 2020.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2020 and 2019:

	Occupancy(1) at June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2020	2019	2020	2019	2020	2019
Retail portfolio weighted average:(3)
Total excluding anchors	88.0%	89.0%	86.9%	89.8%	87.8%	89.2%
Total including anchors	89.8%	90.3%	89.3%	91.7%	89.7%	90.6%
Core Malls weighted average:(4)
Total excluding anchors	90.0%	90.4%	84.9%	86.3%	89.5%	89.9%
Total including anchors	92.7%	94.0%	89.7%	90.6%	92.4%	93.7%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties excluding Fashion District Philadelphia because that property was under redevelopment until it opened in September 2019 and has not yet stabilized.
(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2020:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	1	1,873	3.0	$32.04	N/A	N/A	N/A	N/A	$4.45
Over 10k sf	-	-	-	-	N/A	N/A	N/A	N/A	-
Total New Leases	1	1,873	3.0	$32.04	N/A	N/A	N/A	N/A	$4.45

Renewal Leases
Under 10k sf	7	20,548	2.8	$48.64	$48.13	$0.51	1.1%	2.3%	$-
Over 10k sf	1	37,393	5.0	13.37	13.37	-	0.0%	(21.2%)	-
Total Fixed Rent	8	57,941	4.2	$25.88	$25.70	$0.18	0.7%	(6.3%)	$-
Total Percentage in Lieu	7	30,255	1.5	15.46	17.13	(1.67)	(9.7%)	N/A	-
Total Renewal Leases	15	88,196	3.3	$22.30	$22.76	$(0.45)	(2.0%)		$-
Total Non Anchor	16	90,069	3.3	$22.51
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

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2020:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	29	67,464	6.5	$41.06	N/A	N/A	N/A	N/A	$9.37
Over 10k sf	-	-	-	-	N/A	N/A	N/A	N/A	-
Total New Leases	29	67,464	6.5	$41.06	N/A	N/A	N/A	N/A	$9.37

Renewal Leases
Under 10k sf	62	171,075	2.8	$50.93	$53.75	$(2.82)	(5.2%)	(0.9%)	$0.01
Over 10k sf	2	48,737	4.3	16.41	17.00	(0.59)	(3.5%)	(16.2%)	-
Total Fixed Rent	64	219,812	3.1	$43.28	$45.60	$(2.32)	(5.1%)	(2.3%)	$0.01
Total Percentage in Lieu	18	47,974	1.4	30.28	43.95	(13.67)	(31.1%)	N/A	-
Total Renewal Leases (4)	82	267,786	2.8	$40.95	$45.31	$4.36	(9.6%)		$0.01
Total Non Anchor	111	335,250	3.6	$40.97
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
(4)

Includes 7 leases and 23,971 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		% Change 2019 to 2020	Six Months Ended June 30,		% Change 2019 to 2020
(in thousands of dollars)	2020	2019		2020	2019
Real estate revenue	$56,638	$81,077	(30.1)%	$130,587	$165,753	(21.2)%
Property operating expenses	(29,507)	(33,762)	(12.6)%	(62,044)	(68,891)	(9.9)%
Other income	131	315	(58.4)%	424	942	(55.0)%
Depreciation and amortization	(30,908)	(31,946)	(3.2)%	(61,177)	(66,849)	(8.5)%
General and administrative expenses	(10,569)	(11,609)	(9.0)%	(21,264)	(22,814)	(6.8)%
Provision for employee separation expenses	(1,040)	(141)	637.6%	(1,113)	(860)	29.4%
Insurance recoveries, net	586	1,852	(68.4)%	586	1,616	(63.7)%
Project costs and other expenses	(66)	(130)	(49.2)%	(161)	(187)	(13.9)%
Interest expense, net	(17,182)	(15,554)	10.5%	(34,040)	(31,452)	8.2%
Loss on debt extinguishment, net	-	-	0.0%	-	(4,768)	(100.0)%
Impairment of development land parcel	-	-	0.0%	-	(1,464)	(100.0)%
Equity in income of partnerships	(358)	2,316	(115.5)%	461	4,605	(90.0)%
Gain (loss) on sales of real estate by equity method investee	-	(11)	(100.0)%	-	553	(100.0)%
Gain on sales of real estate, net	9,300	1,513	514.7%	11,263	1,513	644.4%
Loss on sales of interests in non operating real estate	(144)	-	0.0%	(190)	—	0.0%
Net loss	$(23,119)	$(6,080)	280.2%	$(36,668)	$(22,303)	64.4%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Contractual lease payments:
Base rent	$37,777	$54,103	$88,825	$109,988
CAM reimbursement income	9,902	10,873	20,069	22,549
Real estate tax income	8,520	8,871	17,017	18,380
Percentage rent	(20)	156	(1)	164
Lease termination revenue	217	156	226	469
	56,396	74,159	126,136	151,550
Less: credit losses	(4,277)	(415)	(6,296)	(1,192)
Lease revenue	52,119	73,744	119,840	150,358
Expense reimbursements	2,976	4,916	7,280	9,978
Other real estate revenue	1,543	2,417	3,467	5,417
Total real estate revenue	$56,638	$81,077	$130,587	$165,753

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

Real Estate Revenue

Real estate revenue decreased by $24.5 million, or 30%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to:

•

a decrease of $13.1 million in same store base rent due to a $11.5 million decrease related to COVID-19 mall closures and associated rent abatements and reduced percent of sales revenue as well as a $2.2 million decrease related to tenant bankruptcies in 2019 and 2020, partially offset by $0.6 million from net new store openings over the previous twelve months;

•

an increase of $3.7 million in same store credit losses due to increased accounts receivable balances from tenant bankruptcies and some struggling tenants across our portfolio that was exacerbated by the COVID-19 mall closures starting in March 2020;

•	a decrease of $2.7 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $1.8 million at non-same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, a $0.5 million decrease related to COVID-19 abatements, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during the three months ended June 30, 2019;

•	a decrease of $1.6 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “-Property Operating Expenses”);

•

a decrease of $0.5 million in same store common area expense reimbursements, including a decrease of $0.2 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $0.3 million due to a decrease in same store common area expense (see “- Property Operating Expenses”), as well as 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•

a decrease of $0.1 million in same store real estate tax reimbursements due to 2019 bankruptcy-related store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “-Property Operating Expenses”)

Real estate revenue decreased by $35.2 million, or 21%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to:

•

a decrease of $15.0 million in same store base rent due to a $12.0 million decrease related to COVID-19 mall closures and associated rent abatements and reduced percent of sales revenue as well as a $4.1 million decrease related to tenant bankruptcies in 2019 and 2020, partially offset by $1.1 million from net new store openings over the previous twelve months;

•	a decrease of $5.4 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

an increase of $5.0 million in same store credit losses due to increased accounts receivable balances from tenant bankruptcies and some struggling tenants across our portfolio that was exacerbated by the COVID-19 mall closures starting in March 2020;

•

a decrease of $4.2 million at non-same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, a $0.5 million decrease related to COVID-19 abatements, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during the six months ended June 30, 2019;

•	a decrease of $2.0 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “-Property Operating Expenses”);

•

a decrease of $1.5 million in same store common area expense reimbursements, including a decrease of $0.4 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $1.1 million due to a decrease in same store common area expense (see “-Property Operating Expenses”), as well as 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•

a decrease of $0.7 million in same store real estate tax reimbursements due to 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “-Property Operating Expenses”); and

•	a decrease of $0.3 million in same store lease termination revenue, including $0.2 million received from one tenant during the six months ending June 30, 2019.

Property Operating Expenses

Property operating expenses decreased by $4.3 million, or 13%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to:

•

a decrease of $2.5 million in same store common area maintenance expense, including a $1.0 million decrease in cleaning expense and a $0.7 decrease in security expense due to negotiated credits with our vendors while properties were closed during the three months ending June 30, 2020;

•	a decrease of $1.2 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•	a decrease of $0.9 million in same store tenant utility expense due to a combination of lower electricity usage and electricity rates; and

•

a decrease of $0.2 million at non-same store properties Valley View Mall and Exton Square Mall due to a decrease in cleaning and security expenses due to negotiated credits with our vendors while properties were closed during the three months ending June 30, 2020; partially offset by

•	an increase of $0.7 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $6.8 million, or 10%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to:

•

a decrease of $3.2 million in same store common area maintenance expense, including a $1.1 million decrease in cleaning expense and a $0.6 decrease in security expense due to negotiated credits with our vendors while properties were closed, and a $0.5 million decrease in snow removal expense due to lower snow fall amounts during the six months ending June 30, 2020 across the Mid-Atlantic States, where many of our properties are located;

•	a decrease of $2.6 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•	a decrease of $1.4 million in same store tenant utility expense due to a combination of lower electricity usage and electricity rates; and

•

a decrease of $0.8 million at non-same store properties Valley View Mall and Exton Square Mall due to a decrease in the real estate tax assessment value at Valley View Mall and a decrease in cleaning and security expenses at both properties due to negotiated credits with our vendors while properties were closed; partially offset by

•	an increase of $1.1 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.0 million, or 3%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to:

•	a decrease of $0.6 million due to the absence of Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $0.4 million due to accelerated amortization of capital improvements associated with store closings during the three months ended June 30, 2019, partially offset by a higher asset base resulting from capital improvements related to new tenants at our same store properties; and

•

a decrease of $0.1 million at non-same store properties (Exton Square Mall and Valley View Mall) due to a decrease in depreciation expense at Exton Square Mall resulting from the sale of an outparcel during the three months ended June 30, 2019.

Depreciation and amortization expense decreased by $5.7 million, or 8%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to:

•

a decrease of $3.9 million due to accelerated amortization of capital improvements associated with store closings during the six months ended June 30, 2019, partially offset by a higher asset base resulting from capital improvements related to new tenants at our same store properties;

•	a decrease of $1.2 million due to the absence of Wyoming Valley Mall, which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019; and

•

a decrease of $0.6 million at non-same store properties Exton Square Mall and Valley View Mall due to accelerated amortization of capital improvements associated with store closings during the six months ended June 30, 2019, as well as a decrease in depreciation expense at Exton Square Mall due to the sale of an outparcel during the six months ended June 30, 2019.

General and administrative expenses

General and administrative expenses decreased by $1.0 million, or 8.9%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower payroll and incentive compensation expenses.

General and administrative expenses decreased by $1.6 million, or 6.8%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower payroll and incentive compensation expenses.

Interest expense

Interest expense increased by $1.6 million, or 10.5%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to higher weighted average debt balances, partially offset by slightly lower weighted average interest rates. Our weighted average effective borrowing rate was 3.97% for the three months ended June 30, 2020 compared to 4.23% for the three months ended June 30, 2019. Our weighted average debt balance was $1,775.3 million for the three months ended June 30, 2020, compared to $1,690.4 million for the three months ended June 30, 2019.

Interest expense increased by $2.6 million, or 8.2%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to higher weighted average debt balances, partially offset by slightly lower weighted average interest rates. Our weighted average effective borrowing rate was 4.05% for the six months ended June 30, 2020 compared to 4.25% for the six months ended June 30, 2019. Our weighted average debt balance was $1,746.3 million for the six months ended June 30, 2020, compared to $1,683.7 million for the six months ended June 30, 2019.

Loss on debt extinguishment, net

There were no losses on debt extinguishment for the three months ended June 30, 2020 and 2019.

There were no losses on debt extinguishment for the six months ended June 30, 2020. During the six months ended June 30, 2019, we defeased a $58.5 million mortgage loan including accrued interest, secured by Capital City Mall in Camp Hill, Pennsylvania using funds from our 2018 Revolving Facility and the balance from available working capital. We recorded a loss on debt extinguishment of $4.8 million in March 2019 in connection with this defeasance.

Impairment of Assets

There was no impairment of assets for the three months ended June 30, 2020 and 2019.

There was no impairment of assets for the six months ended June 30, 2020. Impairment of development land parcel for the six months ended June 30, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida.

Equity in income of partnerships

Equity in income of partnerships decreased by $2.7 million, or 115.5%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to lower real estate revenues due to COVID-19 related property closures in the second quarter of 2020.

Equity in income of partnerships decreased by $4.1 million, or 90.0%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the reasons as described above for the three months ended June 30, 2020 and higher operating expenses, interest expense and depreciation and amortization at our partnership properties in 2020.

Gain on sales of real estate by equity method investee

There were no sales of real estate by equity method investees in the three months ended June 30, 2020 and 2019.

There were no sales of real estate by equity method investees in the six months ended June 30, 2020. In the six months ended June 30, 2019, a partnership in which we hold a 25% interest share sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

Gain on sales of real estate

In January 2020, we completed the sale of an outparcel at Woodland Mall in Grand Rapids, Michigan for total consideration of $5.2 million. In March 2020, we completed the sale of two outparcels at Magnolia Mall in Florence, South Carolina for total consideration of $2.9 million. In connection with the March sale, we recorded a gain of $2.0 million. In June 2020, we completed the sale of six outparcels at Magnolia Mall, Jacksonville Mall and Valley Mall for total consideration of $14.4 million and net gain of $9.3 million.

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

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Net loss	$(23,119)	$(6,080)	$(36,668)	$(22,303)
Other income	(131)	(315)	(424)	(942)
Depreciation and amortization	30,908	31,946	61,177	66,849
General and administrative expenses	10,569	11,609	21,264	22,814
Insurance recoveries, net	(586)	(1,852)	(586)	(1,616)
Provision for employee separation expenses	1,040	141	1,113	860
Project costs and other expenses	66	129	161	188
Interest expense, net	17,182	15,554	34,040	31,452
Impairment of development land parcel	-	-	-	1,464
Equity in income of partnerships	358	(2,316)	(461)	(4,605)
Gain on debt extinguishment, net	-	-	-	4,768
(Gain) loss on sales of real estate by equity method investee	-	11	-	(553)
Gain on sales of interests in real estate, net	(9,300)	(1,513)	(11,263)	(1,513)
Loss on sales of interest in non operating real estate	144	-	190	-
NOI from consolidated properties	$27,131	$47,314	$68,543	$96,863

The table below reconciles equity in income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 31,		Six Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019
Equity in income of partnerships	$(358)	$2,316	$461	$4,605
Other income	(12)	(11)	(26)	(23)
Depreciation and amortization	3,691	2,082	7,302	4,051
Interest and other expenses	2,764	2,815	5,792	5,591
NOI from equity method investments at ownership share	$6,085	$7,202	$13,529	$14,224

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$27,077	$44,082	$54	$3,232	$27,131	$47,314
NOI from equity method investments at ownership share	5,477	7,067	608	135	6,085	7,202
Total NOI	32,554	51,149	662	3,367	33,216	54,516
Less: lease termination revenue	217	159	-	1	217	160
Total NOI excluding lease termination revenue	$32,337	$50,990	$662	$3,366	$32,999	$54,356

Total NOI decreased by $21.3 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to (a) a $18.6 million decrease in Same Store NOI and (b) a decrease of $2.7 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due to lost revenues from bankrupt tenants, an increase in credit losses and a decrease in percentage of sales revenue due to COVID-19 related mall closures. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and lower contributions from Exton Square Mall, resulting from an anchor closing and related co-tenancy revenue adjustments, the sale of an outparcel during the second quarter of 2019 and a decrease in other non-recurring revenues compared to the first quarter of 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$67,507	$89,353	$1,036	$7,510	$68,543	$96,863
NOI from equity method investments at ownership share	12,090	14,119	1,439	105	13,529	14,224
Total NOI	79,597	103,472	2,475	7,615	82,072	111,087
Less: lease termination revenue	226	458	-	17	226	475
Total NOI excluding lease termination revenue	$79,371	$103,014	$2,475	$7,598	$81,846	$110,612

Total NOI decreased by $29.0 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to (a) a $23.9 million decrease in Same Store NOI and (b) a decrease of $5.1 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due to lost revenues from bankrupt tenants, an increase in credit losses and a decrease in percentage of sales revenue due to COVID-19 related mall closures. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and lower contributions from Exton Square Mall, resulting from an anchor closing and related co-tenancy revenue adjustments, the sale of an outparcel during the second quarter of 2019 and a decrease in other non-recurring revenues compared to the first quarter of 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2020 and 2019, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(23,119)	$(6,080)	$(36,668)	$(22,303)
Depreciation and amortization on real estate:
Consolidated properties	30,541	31,612	60,485	66,178
PREIT’s share of equity method investments	3,796	2,081	7,407	4,051
Gain on sales of interest in real estate, net	(9,301)	(1,513)	(11,263)	(1,513)
Preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Funds from operations attributable to common shareholders and OP Unit holders	(4,927)	19,256	6,273	32,725
Loss on debt extinguishment, net	-		-	4,768
Impairment of development land parcel	-		-	1,464
Provision for employee separation expense	1,040	141	1,113	860
Insurance recoveries, net	(586)	(1,852)	(586)	(1,616)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(4,473)	$17,545	$6,800	$38,201
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$(0.06)	$0.24	$0.08	$0.41
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$(0.06)	$0.22	$0.09	$0.48
Weighted average number of shares outstanding	77,269	76,405	-	73,896
Weighted average effect of full conversion of OP Units	2,023	2,023	77,021	4,440
Effect of common share equivalents	357	683	2,023	595
Total weighted average shares outstanding, including OP Units	79,649	79,111	79,044	78,931

FFO attributable to common shareholders and OP Unit holders was $4.9 million for the three months ended June 30, 2020, a decrease of $24.2 million, or 125.6%, compared to $19.3 million for the three months ended June 30, 2019.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.06) and $0.24 for the three months ended June 30, 2020 and 2019, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.06) and $0.22 for the three months ended June 30, 2020 and 2019, respectively.

FFO attributable to common shareholders and OP Unit holders was $6.3 million for the six months ended June 30, 2020, a decrease of $26.5 million or, 80.83% compared to $32.7 million for the six months ended June 30, 2019.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.08 and $0.41 for the six months ended June 30, 2020 and 2019, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.09 and $0.48 for the six months ended June 30, 2020 and 2019, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and net cash provided by operations and our 2018 Revolving Facility, subject to the terms and conditions of our 2018 Revolving Facility as may be further amended. Pursuant to the July 2020 amendments to our Credit Agreements, as discussed further below and in Note 1 and Note 4 to our unaudited consolidated financial statements, we are prohibited from declaring or paying cash dividends on our common shares and preferred shares (subject to exception for amounts required to be distributed for us to maintain our REIT status) during the Suspension Period, which will continue until August 31, 2020 and, subject to our fulfillment of certain conditions, may be extended until September 30, 2020. See “Identical covenants and common provisions contained in the Credit Agreements” below for covenant information. We expect to spend approximately $52.1 million related to our capital improvements and development projects. In connection with the impacts of the COVID-19 pandemic on our business, beginning with the second quarter of 2020, we reduced the common share dividend per share by 90% to $0.02. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended, although we are likely to suspend or further reduce dividends from current levels given restrictions on dividends under our amended credit facilities. The aggregate quarter’s distributions made to preferred shareholders, common shareholders and OP Unit holders for the six months ended June 30, 2020 were $23.3 million, based on the quarter’s distributions of $0.4609 per Series B Preferred Share, distributions of $0.45 per Series C Preferred Share, distributions of $0.4297 per Series D Preferred Share and distributions of $0.21 per common share and OP Unit.

In December 2019, our universal shelf registration statement was filed with the SEC and, in January 2020, it became effective. We may use the availability under our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public.

During the second quarter of 2020, we raised capital from a number of sources, including proceeds of $13.9 million from asset sales and net proceeds of $86.0 million from our revolving facilities. In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received a loan in the amount of $4.5 million under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within the eight-weeks following loan funding. No assurance can be provided that any portion of our loan will be forgiven. On April 23, 2020, the Small Business Administration (“SBA”) issued new guidance about the eligibility of a public company with substantial market value and access to capital markets to qualify for a PPP loan. On April 28, 2020, the SBA and the Department of Treasury announced that the SBA will review all PPP loans in excess of $2 million and for which the borrower applies for forgiveness. We believe, including on the basis of advice of external legal counsel, that we qualify for the loan under the PPP guidelines, but should we be audited or reviewed as a result of applying for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the PPP loan, which could reduce our liquidity, and potentially subject us to additional fines and penalties.

We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. During December 2019 and subsequently, we have executed agreements of sale that are expected to provide an aggregate of up to approximately $265.0 million in proceeds and net liquidity improvement of approximately $115.0 million. These agreements include a sale-leaseback transaction for five properties, the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. We have also executed letters of intent with other potential buyers to sell several land parcels for multifamily residential development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. During the second quarter, we also terminated agreements for sales of two outparcels due to bankruptcy of the tenants of the properties subject to the sale agreement. Accordingly, closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty, with several transactions not expected to close before 2021.

We have successfully executed forbearance and loan modification agreements for eight of our properties’ mortgage loans. The deferrals of principal and, in some cases, interest, under these agreements are in effect for three to four months and will be repaid over a period of four to six months ranging from August 2020 through February 2021 depending on the terms of each arrangement. The properties in which we have executed deferrals of principal payments are Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Metroplex, Springfield Mall, Viewmont Mall, and Woodland Mall. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

further adverse changes or prolonged downturns in general or due to the global COVID-19 pandemic, local or retail industry economic, financial, credit or capital market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

deterioration in our tenants’ business operations and financial stability, including additional anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

In addition, we are continuing to monitor the COVID-19 pandemic and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. Thus far, the pandemic and the actions taken to address it and the related overall worsening of economic conditions have had an adverse effect on our business, operations, liquidity and financial condition.

As a result of the COVID-19 pandemic, during March 2020, we temporarily closed all of our enclosed shopping malls. At the time of this filing, all of our malls have re-opened and are adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, but many of our tenants are operating at reduced capacity or have not yet re-opened. The pandemic’s effect had a more significant impact on our operations, financial condition, liquidity and results of operations in the second quarter of 2020 than the first quarter of 2020 and its impact is expected to continue through future periods. During March and April of 2020, we received many requests from tenants relating to rent relief or deferral. During the second quarter of 2020, a substantial amount of contractual rent receivables remain outstanding and are under negotiation. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and are expected to continue to do so.

The magnitude and duration of the pandemic and its continuing impact on our business, operations, liquidity and financial condition are currently uncertain, as this continues to evolve globally. However, if the continued spread of COVID-19 and its impacts continue on their current trajectory, such impacts could continue to grow and negatively affect us in a material way. To the extent that our tenants and their customers and suppliers continue to be impacted by the coronavirus outbreak, or by the other risks, this could continue to materially disrupt our business operations. See “Item 1A. Risk Factors - The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted.”

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

Credit Agreements

We have entered into two credit agreements (collectively, as amended, the “Credit Agreements”): (1) the 2018 Credit Agreement, which includes (a) the $375 million 2018 Revolving Facility and (b) the $300 million 2018 Term Loan Facility, and (2) the $250 million 2014 7-Year Term Loan. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.” On March 30, 2020 and again on July 27, 2020, we entered into amendments of our Credit Agreements, as discussed below and in Note 4 to our unaudited consolidated financial statements. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Among other things, the March 2020 amendments reduced the aggregate Revolving Commitments under the 2018 Revolving Facility by $25 million to $375 million. The $375 million aggregate Revolving Commitments under the 2018 Credit Agreement were permanently terminated pursuant to the July 2020 amendment to the 2018 Credit Agreement.

As of June 30, 2020, we had borrowed $542.3 million under the Term Loans and the full $375.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2020 is net of $1.7 million of unamortized debt issuance costs.

Identical covenants and common provisions contained in the Credit Agreements

See Note 4 to our unaudited consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

On March 30, 2020, and again on July 27, 2020, we entered into amendments of our Credit Agreements. The primary purpose of the March amendments was to provide certain debt covenant relief through September 30, 2020. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Further deterioration in our financial results due to COVID-19 has affected our ability to comply with our financial covenants prior to September 30, 2020. In anticipation of not meeting certain financial covenants as of June 30, 2020, we entered into the July 2020 amendments, which suspended certain debt covenants from and including June 30, 2020 until but excluding August 31, 2020, reduced our minimum liquidity requirement from $25 million to $8.5 million during the Suspension Period (defined below) and permit limited additional debt. If we fulfill certain conditions, including the execution of an additional secured loan and the non-binding agreement to terms of further amendments to our Credit Agreements in an effort to ensure continued compliance with the obligations thereunder and to permit additional financing, the debt covenant suspension period under the July 2020 amendments will be extended until but excluding September 30, 2020 (such period, including as and if extended, the “Suspension Period”). The July 2020 amendments prohibit us from taking any action (or omitting from taking any action) during the Suspension Period where such action would be otherwise prohibited to be taken or omitted during the existence of a default or event of default, including but not limited to making certain Restricted Payments (as defined in the Credit Agreements), creating, assuming or incurring liens on our assets, income or profits, and engaging in certain transactions regarding mergers, acquisitions and sales of assets, in each case unless permitted by the Credit Agreements. Restricted Payments (as defined in the Credit Agreements) include cash dividends with respect to our shares, subject to exception for amounts required to be distributed for us to maintain our REIT status. As such, the Credit Agreements, as amended, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. We are in discussions with members of our lender group regarding further modifications to our Credit Agreements as part of a longer term financing solution prior to the expiration of the Suspension Period. In addition, we plan to complete the sale-leaseback of certain properties, sell certain real estate assets and control certain operational costs, and we have also achieved deferral on approximately $11.6 million in real estate tax payments. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise in 2020, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements and continue as a going concern.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of the going concern accounting standard.

Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations depends primarily on management’s ability to obtain additional relief from the lender group in regards to debt covenants, obtain a longer term financing solution, complete the sale-leaseback of certain properties, complete the sale of certain real estate assets which will provide cash from those sales, and continue to control operational costs. While controlling operational costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets, and obtaining relief through modified debt covenant requirements and a longer term financing solution from the lender group involve performance by third parties and therefore cannot be considered probable of occurring. See “Item 1A. Risk Factors - If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected” and “We have determined that there is substantial doubt about our ability to continue as a going concern.”

Interest Rate Derivative Agreements

As of June 30, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.8 million, maturing on various dates through May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

During the second quarter of 2020, we amended the swaps on Francis Scott Key and Viewmont malls to match the deferrals that we obtained on the mortgages. We made no swap payments in May and June 2020 and are not required to pay in July or August 2020. Beginning in September 2020, the payments will increase to make up for the deferrals.

Five swaps matured in the second quarter of 2020. As of March 31, 2020, these swaps had a notional value of $100.0 million, a weighted average interest rate of 1.23% and a de minimis fair value.

We assessed the effectiveness of these swap agreements as hedges at inception and continue to do so on a quarterly basis. On June 30, 2020, we considered these interest rate swap agreements to be highly effective as cash flow hedges.

As of June 30, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $31.7 million. If we had breached any of the default provisions in these agreements as of June 30, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $33.5 million. We had not breached any of these provisions as of June 30, 2020.

The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

Mortgage Loan Activity

As of June 30, 2020, we have entered into forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Metroplex, Springfield Mall, Viewmont Mall, and Woodland Mall. These arrangements will allow us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period will span from four to six months to pay back the deferred amounts. The repayment periods will range from August 2020 through February 2021 depending on the terms of the specific agreements.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. The loan has been transferred to a special servicer and foreclosure has been filed. We are negotiating a settlement agreement that includes a release of all future liability of borrower and guarantor.

Mortgage Loans

As of June 30, 2020, our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Five of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at June 30, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which have been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 2.42% at June 30, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at June 30, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of June 30, 2020:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Principal payments	$58,576	$9,305	$31,876	$12,989	$4,406
Balloon payments	836,580	27,161	544,774	53,299	211,346
Total	$895,156	$36,466	$576,650	$66,288	$215,752
Less: unamortized debt issuance costs	1,381
Carrying value of mortgage notes payable	$893,775

In light of the effects of COVID-19 on our business, operations, liquidity and financial condition, we have executed arrangements with the lenders of eight of our properties’ mortgage loans to modify such loans through forbearance or deferral arrangements. We have forbearance agreements in place with the lenders of mortgages for the following properties: Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Metroplex, Springfield Mall, Viewmont Mall, and Woodland Mall.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2020 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Mortgage loan principal payments	$895,156	$36,466	$576,650	$66,288	$215,752
Term Loans	544,000	—	247,273	296,727	—
2018 Revolving Facility	375,000	—	375,000	—	—
Interest on indebtedness(1)	184,102	55,171	103,891	18,659	6,381
Operating leases	10,305	265	1,681	1,667	6,692
Ground leases	54,215	875	3,319	3,168	46,853
Development and redevelopment commitments(2)	52,077	50,159	1,918	—	—
Total	$2,114,855	$142,936	$1,309,732	$386,509	$275,678

(1)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(2)

The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2020, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of June 30, 2020, we believe we have satisfied this obligation.

Preferred Share Dividends

Annual dividends on our 3,450,000 7.375% Series B Preferred Shares ($25.00 liquidation preference), our 6,900,000 7.20% Series C Preferred Shares ($25.00 liquidation preference) and our 5,000,000 6.875% Series D Preferred Shares ($25.00 liquidation preference) are expected to be $6.4 million, $12.4 million and $8.6 million, respectively, in the aggregate. See Note 4 to our unconsolidated financial statements for a discussion of the impact of the July 2020 amendments to our Credit Agreements on our ability to pay cash dividends on our Preferred Shares during the Suspension Period.

CASH FLOWS

Net cash used in operating activities totaled $3.7 million for the six months ended June 30, 2020 compared to net cash provided by operating activities of $62.3 million for the six months ended June 30, 2019. This decrease in cash provided by operating activities was due to changes in working capital between periods, dilution from assets sold in 2019, and distributions from partnerships, among other factors.

Cash flows used in investing activities were $46.6 million for the six months ended June 30, 2020 compared to cash flows used in investing activities of $66.3 million for the six months ended June 30, 2019. Cash flows provided by investing activities for the six months ended June 30, 2020 included $21.9 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $29.4 million, investments in partnerships of $17.5 million (primarily at Fashion District Philadelphia), and real estate improvements of $15.6 million (primarily related to ongoing improvements at our properties).

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

Cash flows provided by financing activities were $79.6 million for the six months ended June 30, 2020 compared to cash flows used in financing activities of $2.0 million for the six months ended June 30, 2019. Cash flows provided by financing activities included $120.0 million in net borrowings under our 2018 Revolving Facility. Cash flows used in financing activities for the six months ended June 30, 2020 included aggregate dividends and distributions of $32.2 million, and principal installments on mortgage loans of $6.4 million and net repayments of term loans of $6.0 million.

Cash flows used in financing activities for the six months ended June 30, 2019 included aggregate dividends and distributions of $47.1 million, principal installments on mortgage loans of $8.3 million, and $63.3 million used to defease the mortgage secured by Capital City Mall, partially offset by $117.0 million of net borrowings under our 2018 Revolving Facility.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	the COVID-19 global pandemic and the public health and governmental actions in response, which have and may continue to exacerbate many of the risks listed below;
•	our ability to implement plans and initiatives to adequately address the “going concern” considerations described in Note 1 to our unaudited consolidated financial statements;
•	changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
•

current economic conditions, including current high rates of unemployment and its effects on consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•	our ability to maintain and increase property occupancy, sales and rental rates;
•	increases in operating costs that cannot be passed on to tenants;
•	the effects of online shopping and other uses of technology on our retail tenants;
•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;
•	social unrest and acts of vandalism or violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;
•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;
•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any disposition of assets;
•

our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio and our ability to remain in compliance with our financial covenants under our debt facilities and obtain additional debt covenant relief under our debt facilities;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2020, our consolidated debt portfolio consisted of $895.2 million of fixed and variable rate mortgage loans (net of debt issuance costs), $296.8 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 2.42% and $247.3 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 2.42%. As of June 30, 2020, $375.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 2.08%.

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Five of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.08% at June 30, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 2.42% at June 30, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at June 30, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2020	$35,345	4.02%	$1,120		2.17%
2021	16,297	4.01%	438,175	(2)	2.40%
2022	302,539	3.96%	441,913	(2)	2.02%
2023	59,883	3.99%	296,727	(2)	2.42%
2024 and thereafter	222,156	4.04%	—		—

(1)	Based on the weighted average interest rates in effect as of June 30, 2020.
(2)	Includes Term Loan debt balance of $544.0 million with a weighted average interest rate of 2.42% as of June 30, 2020.

As of June 30, 2020, we had $1,178 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

As of June 30, 2020, we had interest rate swap agreements outstanding with an aggregate weighted average interest rate of 2.13% on a notional amount of $794.8 million maturing on various dates through May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2020 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $33.4 million at June 30, 2020. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $34.9 million at June 30, 2020. Based on the variable rate debt included in our debt portfolio at June 30, 2020, a 100 basis point increase in interest rates would have resulted in an additional $3.9 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $3.9 million annually.

Because the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, and have concluded as follows:

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

We have continued to address the effects of COVID-19 on our control structure, including modifications to business modeling, forecasting and estimations, as well as for the consequences of reductions in headcount and remote working arrangements. We believe that these modifications to our control environment enhanced our internal control over financial reporting given the current environment, and provided us an appropriate control environment for the preparation and filing of this Form 10-Q. We are continually monitoring and assessing the COVID-19 pandemic’s effect on our internal control processes in order to minimize the impact to their design and operating effectiveness. There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are highly uncertain and cannot be predicted. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

The 2020 global outbreak of a novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020, has resulted in travel restrictions, business closures, property shutdowns, government-imposed stay-at-home orders and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus, all of which have adversely impacted, and will likely continue to impact, our operations, business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels in the U.S., decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2020 and potentially future periods, will be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life will last based on the current virus spread rate in the United States, which has resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given the unprecedented and continually evolving developments, we cannot reasonably predict or estimate its ultimate impact on us or our tenants, or on our ability or the ability of our tenants to resume more normal operations. Additionally, other future global health crises could result in significant effects on regional and global economies and on our business, financial condition, liquidity and results of operations.

While we have taken several responsive steps (including staff reductions, reduction of capital expenditures and operating expenses, execution of modifications to our debt facilities and instruments, including mortgage loans secured by certain of our properties, and a 90% common share dividend reduction), we anticipate that further actions will be necessary to address the impacts of the pandemic, which is likely to include suspension or further reduction of share dividends given the restrictions in our credit facilities. The spread of COVID-19 and measures taken to reduce its spread subjects us to a variety of risks and could result in the following impacts, some of which have already occurred and could continue and increase the longer the crisis continues:

•	resumed property shutdowns or more onerous restrictions at any or all of our retail properties across the nine states in which we operate;
•	tenant failures to pay rent timely, resulting in revenue decreases from our properties and many requests from our tenants for rent relief or deferral;
•

our rights to enforce remedies available under our leases or ability to collect rents as a landlord may potentially be impacted by state, local or other efforts resulting in rent concessions for tenants or a delay in landlord’s ability to enforce evictions or pursue other remedies available under the leases;

•	an economic downturn generally, and a decrease in profitability for many of our tenants specifically, as a result of widespread business shutdowns or slowdowns;
•	additional tenant bankruptcies and, potentially, related store closures, including tenants that are substantial to our business in terms of size and quantity;
•	deterioration of financial markets and tightening of credit availability, leading to a potentially reduced ability to obtain financing for our tenants and us;
•	disruptions to supply-chain and distribution channels of our tenants, impacting retail product availability;
•

negative effects on our operations as a result of quarantines, social distancing measures, public safety concerns and limitations on the nature and scope of activities at our properties required by state regulations, as well as limited public adherence to suggested safety measures that could continue to result in new or renewed property closures;

•	decreased operating performance from reductions in property revenue and cash flows;
•	potential reductions in the carrying value of our retail properties or other impairments of our assets;
•

our inability to meet the requirements of the covenants in our existing credit facilities or obtain additional debt covenant relief under our credit facilities or increases in our cost of capital that make obtaining additional capital more difficult or available only on terms less favorable to us;

•	negative effects on our liquidity position and the cost of and ability to access funds from financial institutions and capital markets;
•	delays to capital raise initiatives; and
•

creation of other risks that may impact us or exacerbation of existing risks, including the risks described in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Ultimately, the significance of COVID-19 or another pandemic in the future on our business remains highly uncertain and will depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and business operations and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic. While we have experienced and expect to continue to experience an adverse impact on our business, financial condition, liquidity and results of operations, we cannot estimate the extent to which COVID-19 will impact our future business, financial condition, liquidity or results of operations.

If we are unable to comply with the covenants in our Credit Agreements, we will be adversely affected.

Notwithstanding the suspension of certain financial covenants during the Suspension Period under the July 2020 amendments to our Credit Agreements, as described further in Note 4 to our unaudited consolidated financial statements, the Credit Agreements require us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants could limit our ability to respond to changes and competition, reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures or make distributions to shareholders, and restrict our ability to pursue acquisitions, redevelopment and development projects. We expect the current conditions in the economy and the retail industry, particularly in light of the COVID-19 pandemic and the resulting unprecedented global economic disruption (including disruptions to our and our tenants’ businesses and operations), to continue to affect our operating results. The leverage covenant in the Credit Agreements generally takes our net operating income and applies capitalization rates to calculate Gross Asset Value, and consequently, deterioration or improvement to our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our Credit Agreements, which are calculated on a trailing four quarter basis. While we are unable to predict or estimate the duration and scope of the effects of the COVID-19 pandemic on our future operating results, we anticipate such effects will be material. Also, we might be restricted in the amount we can borrow based on the Unencumbered Debt Yield covenant under the Credit Agreements. Following recent property sales, the NOI from our remaining unencumbered properties is at a level such that the maximum amount that was available to be borrowed by us under the 2018 Revolving Facility was $65.3 million as of June 30, 2020, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $8.5 million as described further in Note 4 to our unaudited consolidated financial statements.

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

As of June 30, 2020, we were in compliance with all the financial covenants in our Credit Agreements, several of which are suspended pursuant to the July 2020 amendments to our Credit Agreements. Particularly in light of recent property sales, reduction in our asset base and the impacts of the COVID-19 pandemic on our business, however, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity in the future. We currently anticipate not meeting certain financial covenants applicable under the Credit Agreements during 2020. We regularly engage in discussions with lenders that participate in our senior unsecured credit facility regarding our capital and liquidity resources and needs, including to explore alternatives and ensure that we will remain in compliance with our financial covenants and have continued access to funding under the facility, which alternatives may include waivers or amendments. As discussed in “Liquidity and Capital Resources – Identical covenants and common provisions contained in the Credit Agreements,” on March 30, 2020, we entered into amendments of our Credit Agreements to obtain certain debt covenant relief through September 30, 2020. Further deterioration in our financial results due to COVID-19 has impacted our ability to comply with our financial covenants prior to September 30, 2020. In anticipation of not meeting certain financial covenants applicable under the Credit Agreements as of June 30, 2020, on July 27, 2020, we further amended our Credit Agreements primarily to suspend certain debt covenants from June 30, 2020 until August 31, 2020 and to reduce our minimum liquidity requirement. If we fulfill certain conditions, including the execution of an additional secured loan and the non-binding agreement to terms of further amendments to the Credit Agreements in an effort to ensure continued compliance with the obligations thereunder and to permit additional financing, the Suspension Period will be extended until September 30, 2020. As of the date of the filing of this Quarterly Report on Form 10-Q, we are in active discussions with the lenders participating in our credit facilities to obtain a secured loan and further modify the terms of our Credit Agreements in pursuit of a longer term financing solution. There is no assurance that we could obtain such agreements, waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such agreement, waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. No assurance can be provided that we would be able to liquidate assets in a timely fashion or in satisfaction of our obligations. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $375.0 million as of June 30, 2020 and term loans maturing in 2023 with a balance of $550.0 million as of June 30, 2020; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $896.5 million as of June 30, 2020; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business. As a result of the considerations articulated below, management concluded there is substantial doubt about our ability to continue as a going concern.

Although we plan to control costs, complete the sale-leaseback of certain properties, sell certain real estate assets and continue to work with the lenders participating in our credit facilities to obtain additional debt covenant relief and pursue longer term financing solutions, and we are also in discussions with the lenders of our properties’ mortgage loans to seek further modification of those loans, there are inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy financial obligations that may arise over the applicable twelve month period. Our ability to satisfy obligations under our senior unsecured credit facility and mortgage loans, maintain compliance with our debt covenants and fund recurring costs of operations, particularly in light of the current COVID-19 pandemic and resulting adverse impacts on our business, depends on management’s ability to execute the sale-leaseback transactions, to complete the sale of certain real estate assets, which sales will provide cash, to continue to control costs, and to obtain additional relief from lenders participating in our credit facilities and from lenders under our properties’ mortgage loans. While controlling costs is within management’s control to some extent, executing the sale-leaseback transactions, selling real estate assets and obtaining additional relief from lenders or other long term financing solutions involve performance by third parties and therefore cannot be considered probable of occurring.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2020 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	—	$—	—	$—
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	—	—	—	—
Total	—	$—	—	$—

Limitation on the Payment of Dividends

Our Credit Agreements, as amended by the July 2020 amendments, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. See Note 4 to our unaudited consolidated financial statements for a description of our Credit Agreements and the referenced restrictions.

ITEM 6. EXHIBITS.

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

3.3

Amendment to Amended and Restated Trust Agreement dated December 18, 2008, as amended, dated as of June 30, 2020, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

3.4	By-Laws of PREIT (as amended through March 31, 2020), filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

3.5

Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

3.6

Second Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

3.7

Third Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated herein by reference.

3.8

Fourth Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated herein by reference.

10.1+

Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

10.2+

Form of Restricted Share Award Notice under the Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

10.3

Letter Agreement executed by Wells Fargo, National Association amending 7-Year Term Loan and 2018 Credit Agreement, dated May 1, 2020, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

10.4

Seventh Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc. Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of July 27, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference.

10.5

Second Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial parties thereto, dated as of July 27, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference.

10.6*

Forbearance Agreement, effective as of July 1, 2020, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance Annuity Association of America (filed herewith).

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 10, 2020
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer