Form 10-Q
period 2020-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2020-11-09
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-6300

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 6, 2020, 79,537,167 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Except as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PREIT Associates” or the “Operating Partnership” refer to PREIT Associates, L.P. Where the context so requires, references in this Quarterly Report on Form 10-Q to “we”, “our,” “us,” the “Company” and “PREIT”

refer to the reorganized Company following emergence from the Chapter 11 Cases described herein.

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(in thousands, except per share amounts)	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,163,656	$3,099,034
Construction in progress	46,872	106,011
Land held for development	5,881	5,881
Total investments in real estate	3,216,409	3,210,926
Accumulated depreciation	(1,280,117)	(1,202,722)
Net investments in real estate	1,936,292	2,008,204
INVESTMENTS IN PARTNERSHIPS, at equity:	176,070	159,993
OTHER ASSETS:
Cash and cash equivalents	36,373	12,211
Tenant and other receivables	64,367	41,261
Intangible assets (net of accumulated amortization of $19,896 and $18,248 at September 30, 2020 and December 31, 2019, respectively)	11,756	13,404
Deferred costs and other assets, net	138,821	103,688
Assets held for sale	1,384	12,506
Total assets	$2,365,063	$2,351,267
LIABILITIES:
Mortgage loans payable, net	$890,848	$899,753
Term Loans, net	559,040	548,025
Revolving Facilities	375,000	255,000
Tenants’ deposits and deferred rent	10,601	13,006
Distributions in excess of partnership investments	77,848	87,916
Fair value of derivative liabilities	27,694	13,126
Accrued expenses and other liabilities	105,637	107,016
Total liabilities	2,046,668	1,923,842
COMMITMENTS AND CONTINGENCIES:
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $87,840 and $86,250 at September 30, 2020 and December 31, 2019, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $175,605 and $172,500 at September 30, 2020 and December 31, 2019, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $127,149 and $125,000 at September 30, 2020 and December 31, 2019, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 79,490 and 77,550 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	79,490	77,550
Capital contributed in excess of par	1,770,070	1,766,883
Accumulated other comprehensive loss	(27,828)	(12,556)
Distributions in excess of net income	(1,504,371)	(1,408,352)
Total equity—Pennsylvania Real Estate Investment Trust	317,515	423,679
Noncontrolling interest	880	3,746
Total equity	318,395	427,425
Total liabilities and equity	$2,365,063	$2,351,267

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
REVENUE:
Real estate revenue:
Lease revenue	$58,473	$73,310	$178,313	$223,668
Expense reimbursements	4,040	5,364	11,321	15,342
Other real estate revenue	1,336	2,202	4,803	7,619
Total real estate revenue	63,849	80,876	194,437	246,629
Other income	340	498	764	1,440
Total revenue	64,189	81,374	195,201	248,069
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,688)	(28,320)	(80,418)	(85,891)
Utilities	(3,530)	(4,009)	(8,971)	(11,350)
Other property operating expenses	(1,827)	(1,836)	(5,699)	(5,815)
Total property operating expenses	(33,045)	(34,165)	(95,088)	(103,056)
Depreciation and amortization	(34,420)	(31,236)	(95,597)	(98,085)
General and administrative expenses	(9,526)	(10,605)	(30,790)	(33,419)
Provision for employee separation expenses	(60)	(218)	(1,173)	(1,078)
Insurance recoveries, net	-	2,878	586	4,494
Project costs and other expenses	(124)	(80)	(287)	(267)
Total operating expenses	(77,175)	(73,426)	(222,349)	(231,411)
Interest expense, net	(20,260)	(15,534)	(54,300)	(46,986)
Gain on debt extinguishment, net	-	29,600	-	24,832
Gain on derecognition of property	7,006	-	7,006	-
Impairment of development land parcel	-	-	-	(1,464)
Total expenses	(90,429)	(59,360)	(269,643)	(255,029)
(Loss) income before equity in (loss) income of partnerships, gain on sales of real estate by equity method investee, (loss) gain on sales of real estate, net, and gain (loss) on sales of interests in non operating real estate	(26,240)	22,014	(74,442)	(6,960)
Equity in (loss) income of partnerships	(3,259)	1,531	(2,798)	6,136
Gain on sales of real estate by equity method investee	-	-	-	553
(Loss) gain on sales of real estate, net	(94)	1,171	11,169	2,684
Gain (loss) on sales of interests in non operating real estate	16	-	(174)	-
Net (loss) income	(29,577)	24,716	(66,245)	2,413
Less: net loss (income) attributable to noncontrolling interest	734	(454)	1,996	1,563
Net (loss) income attributable to PREIT	(28,843)	24,262	(64,249)	3,976
Less: preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Net (loss) income attributable to PREIT common shareholders	$(35,686)	$17,419	$(84,780)	$(16,555)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(29,577)	$24,716	$(66,245)	$2,413
Noncontrolling interest	734	(454)	1,996	1,563
Cumulative preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Dividends on unvested restricted shares	—	(222)	(363)	(663)
Net (loss) income used to calculate (loss) income per share—basic and diluted	$(35,686)	$17,197	$(85,143)	$(17,218)
Basic and diluted (loss) income per share:	$(0.46)	$0.22	$(1.10)	$(0.23)

(in thousands of shares)
Weighted average shares outstanding—basic	77,401	76,492	77,149	74,771
Effect of common share equivalents(1)	—	332	—	—
Weighted average shares outstanding—diluted	77,401	76,824	77,149	74,771

(1) The Company had net losses used to calculate earnings per share for the three months ended September 30, 2020 and the nine months ended September 30, 2020 and 2019.  Therefore, the effects of common share equivalents of 357 for the three months ended September 30, 2020 and, 411 and 375 for the nine months ended September 30, 2020 and 2019, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Comprehensive (loss) income:
Net (loss) income	$(29,577)	$24,716	$(66,245)	$2,413
Unrealized gain (loss) on derivatives	4,053	(3,607)	(15,750)	(21,838)
Amortization of settled swaps	3	3	73	82
Total comprehensive (loss) income	(25,521)	21,112	(81,922)	(19,343)
Less: comprehensive loss (income) attributable to noncontrolling interest	138	(363)	2,401	2,524
Comprehensive (loss) income attributable to PREIT	$(25,383)	$20,749	$(79,521)	$(16,819)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Nine Months Ended

September 30, 2020 and 2019

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313
Net loss	(23,119)	—	—	—	—	—	—	(22,374)	(745)
Other comprehensive income (loss)	12	—	—	—	—	—	508	—	(496)
Shares issued under employee compensation plans, net of shares retired	114	—	—	—	620	(506)	—	—	—
Amortization of deferred compensation	1,670	—	—	—	—	1,670	—	—	—
Dividends paid to common shareholders ($0.02 per share)	(1,589)	—	—	—	—	—	—	(1,589)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(40)	—	—	—	—	—	—	—	(40)
Balance June 30, 2020	$342,169	$35	$69	$50	$79,460	$1,768,339	$(31,288)	$(1,475,528)	$1,032
Net loss	(29,577)	—	—	—	—	—	—	(28,843)	(734)
Other comprehensive income	4,056	—	—	—	—	—	3,460	—	596
Shares issued under employee compensation plans, net of shares retired	34	—	—	—	30	4	—	—	—
Amortization of deferred compensation	1,727	—	—	—	—	1,727	—	—	—
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(14)	—	—	—	—	—	—	—	(14)
Balance September 30, 2020	$318,395	$35	$69	$50	$79,490	$1,770,070	$(27,828)	$(1,504,371)	$880

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive (Loss) Income	in Excess of Net Income	controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(16,223)	—	—	—	—	—	—	(14,535)	(1,688)
Other comprehensive loss	(6,506)	—	—		—	—	(5,941)	—	(565)
Shares issued upon redemption of Operating Partnership units	—	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plans, net of shares retired	(326)	—	—	—	638	(964)	—	—	—
Amortization of deferred compensation	1,922	—	—	—	—	1,922	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(14,930)	—	—	—	—	—	—	(14,930)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,590)	—	—	—	—	—	—	(1,590)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(1,698)	—	—	—	—	—	—	—	(1,698)
Balance March 31, 2019	$501,947	$35	$69	$50	$77,383	$1,761,736	$(533)	$(1,342,626)	$5,833
Net loss	(6,080)	—	—	—	—	—	—	(5,751)	(329)
Other comprehensive income	(11,647)	—	—	—	—	—	(11,342)	—	(305)
Shares issued under employee compensation plans, net of shares retired	337	—	—	—	164	173	—	—	—
Amortization of deferred compensation	1,889	—	—	—	—	1,889	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,278)	—	—	—	—	—	—	(16,278)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:	—
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(464)	—	—	—	—	—	—	—	(464)
Other changes in noncontrolling interest, net	(10)	—	—	—	—	—	—	—	(10)
Balance June 30, 2019	$462,850	$35	$69	$50	$77,547	$1,763,798	$(11,875)	$(1,371,499)	$4,725
Net income	24,716	—	—	—	—	—	—	24,262	454
Other comprehensive income	(3,604)	—	—	—	—	—	(3,513)	—	(91)
Shares issued under employee compensation plans, net of shares retired	335	—	—	—	55	280	—	—	—
Amortization of deferred compensation	1,822	—	—	—	—	1,822	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,284)	—	—	—	—	—	—	(16,284)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.4500 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(425)	—	—	—	—	—	—	—	(425)
Other changes in noncontrolling interest, net	(76)	—	—	—	—	—	—	—	(76)
Balance September 30, 2019	$462,490	$35	$69	$50	$77,602	$1,765,900	$(15,388)	$(1,370,365)	$4,587

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(66,245)	$2,413
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	89,115	89,736
Amortization	10,154	12,152
Straight-line rent adjustments	(1,779)	(2,084)
Amortization of deferred compensation	5,021	5,633
Gain on debt extinguishment, net	—	(24,832)
Gain on derecognition of property	(7,006)	—
Insurance recoveries in excess of property loss	—	(3,994)
Gain on sales of interests in real estate and non-operating real estate, net	(10,995)	(2,684)
Equity in loss (income) of partnerships	2,798	(6,136)
Gain on sales of real estate by equity method investee	—	(553)
Cash distributions from partnerships	1,285	19,223
Impairment of development land parcel	—	1,464
Change in assets and liabilities:
Net change in other assets	(30,657)	(5,248)
Net change in other liabilities	(514)	(5,417)
Net cash (used in) provided by operating activities	(8,823)	79,673
Cash flows from investing activities:
Distribution of refinancing proceeds from equity method investee	—	25,000
Cash proceeds from sales of real estate	21,951	35,351
Cash proceeds from sale of mortgage	—	8,000
Proceeds from insurance claims related to damage to real estate assets	—	6,977
Cash distributions from partnerships of proceeds from real estate sold	—	879
Additions to construction in progress	(31,478)	(86,118)
Investments in real estate improvements	(16,429)	(21,487)
Additions to leasehold improvements and corporate fixed assets	(4,863)	(819)
Investments in equity method investees	(30,228)	(55,221)
Capitalized leasing costs	(150)	(413)
Net cash used in investing activities	(61,197)	(87,851)
Cash flows from financing activities:
Net borrowings under revolving facilities	120,000	148,000
Net repayments to term loans	(12,000)	—
Repayments of mortgage loans and finance lease liabilities	(487)	(71,210)
Proceeds from notes payable	4,536	—
Principal installments on mortgage loans	(9,535)	(12,806)
Net borrowings under bridge facility	22,500	—
Payment of deferred financing costs	(35)	(95)
Value of shares of beneficial interest issued	572	978
Dividends paid to common shareholders	(18,081)	(47,492)
Dividends paid to preferred shareholders	(13,688)	(20,531)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(465)	(2,587)
Value of shares retired under equity incentive plans, net of shares issued	(466)	(632)
Net cash provided by (used in) financing activities	92,851	(6,375)
Net change in cash, cash equivalents, and restricted cash	22,831	(14,553)
Cash, cash equivalents, and restricted cash, beginning of period	19,629	32,445
Cash, cash equivalents, and restricted cash, end of period	$42,460	$17,892

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2020, our portfolio consists of a total of 26 properties operating in nine states, including 20 shopping malls, five other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2020, we held a 97.5% controlling interest in the Operating Partnership (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue dates of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2020, the total amount that would have been distributed would have been $1.1 million, which is calculated using our September 30, 2020 closing price on the New York Stock Exchange (the “NYSE”) of $0.55 per share multiplied by the number of outstanding OP Units held by limited partners, which was 2,022,635 as of September 30, 2020.

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

COVID-19 Related Risks and Uncertainties

The 2020 global outbreak of a novel coronavirus (“COVID-19”) has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2020 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the current virus spread rate in the United States, which has resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third quarter of 2020. Certain jurisdictions where our properties are located that have relaxed restrictions or have experienced limited public adherence with suggested safety measures have been contemplating or implementing new or renewed restrictions. As such, as the pandemic continues, intensifies or experiences resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third quarter of 2020.

All of our properties have remained open during the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered the following: (i) our senior unsecured facility, which includes a revolving facility maturing in 2022 with a balance of $375.0 million as of September 30, 2020, term loans maturing in 2021 and 2023 with balances of $244.5 million and $293.5 million, respectively, as of September 30, 2020 and the Bridge Facility (as defined below) with a balance of $22.5 million as of September 30, 2020 maturing on October 31, 2020; (ii) our mortgage loans with varying maturities through 2025 with a principal balance of $890.8 million as of September 30, 2020; (iii) the financial covenant compliance requirements of our credit agreements; and (iv) recurring costs of operating our business.

On March 30, 2020, the Company amended its 7-Year term loan agreement, dated as of January 8, 2014 (as amended through the date hereof, the “7-Year Term Loan Agreement”) and its credit agreement, dated as of May 24, 2018, by and among the Company, each of the financial institutions from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent, (as amended through the date hereof, the “2018 Credit Agreement” (each a “Credit Agreement” and together with the 2014 7-Year Term Loan Agreement, the “Credit Agreements”) to provide certain debt covenant relief through September 30, 2020. The Company’s Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Further deterioration in our financial results due to COVID-19 has affected our covenant compliance prior to September 30, 2020. In anticipation of the Company not meeting certain financial covenants applicable under the Credit Agreements for the quarter ended June 30, 2020, on July 27, 2020, the Company further amended the Credit Agreements primarily to suspend certain debt covenants from and including June 30, 2020 until but excluding August 31, 2020, to reduce its minimum liquidity requirement during the Suspension Period (defined below) and to permit limited additional debt. On August 30, 2020, the Company agreed to a non-binding term sheet with Wells Fargo Bank, National Association and other financial institutions (the “Lenders”) for further amendments to the Credit Agreements. The Company’s agreement to this term sheet, along with entering into an agreement (the “Bridge Credit Agreement”) for an additional secured term loan facility permitting borrowings of up to $30.0 million on August 11, 2020 (the “Bridge Facility”) extended the Company’s suspension of certain debt covenants through September 30, 2020 (the “Suspension Period”). Subsequent to August 11, 2020, references to the Credit Agreements and Term Loans include the Bridge Facility. On September 30, 2020, the Company further amended the Credit Agreements and secured a one-month extension of the Suspension Period to October 31, 2020, an extension of the Bridge Facility maturity date to October 31, 2020, and certain other covenant amendments, including permission to incur an additional $25.0 million under the Bridge Facility. The Company further amended the Bridge Credit Agreement on October 16, 2020 to increase the aggregate amount of commitments thereunder by $25.0 million.

On October 7, 2020, the Company and certain of the Company’s wholly owned direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (the “RSA”) with certain of the lenders party to its Credit Agreements.

The RSA contemplates agreed-upon terms for a financial restructuring of the existing debt and certain other obligations of the Company Parties through either (i) an out-of-court restructuring on the terms set forth in the out-of-court restructuring term sheet attached to the RSA or, if the Company is unable to obtain the consent of 100% of the lenders under the Credit Agreements, (ii) a prepackaged plan of reorganization on the terms set forth in the plan term sheet attached to the RSA, a solicitation of votes therefor, and the commencement by the Company of voluntary cases under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The RSA was amended on October 16, 2020 and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation and the Chapter 11 Cases and provide for a limited tolling of the Company Parties’ alleged breach of the RSA (described further below).

On October 19, 2020, the Company and certain of its subsidiaries party to its Credit Agreements received letters from the administrative agent alleging events of default with respect to each of the Credit Agreements, in addition to a letter from certain lenders under the RSA regarding an alleged breach of the RSA (collectively, the “Reservation Letters”). The Reservation Letter in respect of the RSA asserts that the Company Parties’ failure to commence the Chapter 11 Cases on or before October 18, 2020 constituted a breach of their obligations under the RSA. The Reservation Letter in respect of the Bridge Credit Agreement asserted that an event of default has occurred thereunder as a result of the alleged breach of the Company Parties’ obligations under the RSA. The remaining Reservation Letters alleged that an event of default occurred under the Bridge Credit Agreement, in turn triggering alleged cross-defaults under each of the 7-Year Term Loan Agreement and the 2018 Credit Agreement. The Reservation Letter in respect of each Credit Agreement stated that interest will accrue on the outstanding principal balance of the loans under such Credit Agreement at the increased Post-Default Rate (as defined in such Credit Agreement) beginning on October 19, 2020. The Reservation Letters specified that the lenders have not waived their rights and remedies under the Credit Agreements or the RSA (as applicable), and that they expressly reserved all available rights and remedies thereunder and under applicable law. The Company responded to the administrative agent that it disputed the lenders’ characterization of the situation described in the Reservation Letters and that these events did not constitute a breach of the RSA or event of default under any of the Credit Agreements. On October 19, 2020, the borrower under the FDP Term Loan also received a letter from the administrative agent under the FDP Term Loan alleging an event of default under the FDP Term Loan as a result of the alleged breach of the 2018 Credit Agreement and outlining the 45-day cure period that will expire on December 3, 2020.

On November 1, 2020, the Company and the other Company Parties under the RSA (the “Debtors”) filed a voluntary Chapter 11 Cases petition (the “Chapter 11 Cases”) in the Bankruptcy Court to implement a prepackaged financial restructuring plan (the "Prepackaged Plan"). The Chapter 11 Cases are being jointly administered under the caption In re Pennsylvania Real Estate Investment Trust, et al. (Case No. 20-12737). Under the Prepackaged Plan, the Company would be recapitalized and its debt maturities extended. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Prepackaged Plan and requested first-day relief, which was subsequently granted, anticipate the continued payment of employee wages and benefits without interruption and that trade claimants and other unsecured creditors that continue to work with the Debtors on existing terms will be paid in full and in the ordinary course of business. The Prepackaged Plan is subject to approval by the United States Bankruptcy Court for the District of Delaware. See Note 4 to our unaudited consolidated financial statements for further detail.

On November 2, 2020, the borrower under the FDP Term Loan received a subsequent letter from the administrative agent asserting an event of default as a result of the filing of the Chapter 11 Cases and the automatic acceleration of the FDP Term Loan. The administrative agent under the FDP Term Loan is a party to the RSA, and PREIT has responded to the administrative agent with a letter expressly reserving its rights in connection with the FDP Term Loan and, in the event the Prepackaged Plan is not confirmed or the RSA is otherwise terminated, expressly reserving its rights under the RSA and the Prepackaged Plan.

Despite weaker market conditions resulting from COVID-19, the Company plans to sell certain real estate assets and continue to control certain operational costs in the ordinary course of business. Due to the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise over the applicable twelve-month period, absent approval of the Prepackaged Plan, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of this accounting standard.

Our liquidity, including our ability to meet our ongoing operational obligations, fund recurring costs of operations, particularly in light of the costs associated with our bankruptcy proceedings and the current COVID-19 pandemic and resulting adverse impacts on our business is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate the Prepackaged Plan or an alternative restructuring transaction, (v) the cost, duration and outcome of the Chapter 11 Cases; (vi) our execution of the sale of certain real estate assets in the ordinary course of business, which sales would provide cash, and (vii) controlling costs. While certain of these factors are within management’s control to some extent, all of them involve performance by third parties and therefore cannot be considered probable of occurring.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The continued impact of COVID-19 on the economy and market conditions, together with delayed reopening of some tenants at our properties in the third quarter of 2020, was deemed to be a triggering event during the third quarter of 2020, which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

An other-than-temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as a reduction to income. We concluded that there was no impairment as of September 30, 2020. The Company continues to monitor potential triggering events throughout the year for impairment indicators.

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

Dividends Declared

On August 12, 2020, in connection with the Company’s negotiation of amendments to its Credit Agreements, the Company announced that all dividends on common and Preferred Shares will be suspended for the Suspension Period. Further, the Credit Agreements restrict dividends during an event of default, including the filing of the Chapter 11 Cases described above. In addition to complying with applicable contractual limitations, the declaration and payment of future quarterly dividends remains subject to the board of trustees’ determination.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2020 and December 31, 2019 were comprised of the following:

(in thousands of dollars)	September 30, 2020	December 31, 2019
Buildings, improvements and construction in progress	$2,753,965	$2,753,039
Land, including land held for development	462,444	457,887
Total investments in real estate	3,216,409	3,210,926
Accumulated depreciation	(1,280,117)	(1,202,722)
Net investments in real estate	$1,936,292	$2,008,204

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Development/Redevelopment Activities:
Interest (1)	$489	$2,683	$1,844	$7,012
Compensation	25	281	416	969
Real estate taxes	29	524	255	945
Leasing Activities:
Compensation, including commissions (2)	-	108	164	413

(1)	Includes interest capitalized on investments in partnerships under development.
(2)

The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Dispositions

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. The mortgage principal balance was $27.2 million at September 30, 2020, which we will continue to recognize until the foreclosure process is completed. As of August 17, 2020, we derecognized the property and recorded an offsetting contract asset and recognized a gain from the extinguishment of debt of $7.0 million in the consolidated statement of operations. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheet as of September 30, 2020. The derecognition of Valley View Mall and its related assets were a non-cash conversion of assets, which had no impact on the Company’s cash flows.

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

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2020 and December 31, 2019:

(in thousands of dollars)	September 30, 2020	December 31, 2019
ASSETS:
Investments in real estate, at cost:
Operating properties	$1,147,457	$883,530
Construction in progress	35,940	251,029
Total investments in real estate	1,183,397	1,134,559
Accumulated depreciation	(256,471)	(229,877)
Net investments in real estate	926,926	904,682
Cash and cash equivalents	29,058	34,766
Deferred costs and other assets, net	117,609	43,476
Total assets	1,073,593	982,924
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	493,634	499,057
FDP Term Loan, net	299,575	299,091
Other liabilities	124,703	79,166
Total liabilities	917,912	877,314
Net investment	$155,681	$105,610
Partners’ share	76,128	50,997
PREIT’s share	79,553	54,613
Excess investment(1)	18,669	17,464
Net investments and advances	$98,222	$72,077
Reconciliation to comparable GAAP balance sheet item:
Investment in partnerships, at equity	$176,070	$159,993
Distributions in excess of partnership investments	(77,848)	(87,916)
Net investment	$98,222	$72,077

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Real estate revenue	$24,198	$23,742	$75,484	$70,636
Operating expenses:
Property operating and other expenses	(13,924)	(8,805)	(35,884)	(24,331)
Interest expense(1)	(6,038)	(5,771)	(18,008)	(17,428)
Depreciation and amortization	(10,570)	(5,317)	(25,965)	(14,675)
Total expenses	(30,532)	(19,893)	(79,857)	(56,434)
Net (loss) income	(6,334)	3,849	(4,373)	14,202
Partners’ share	3,183	(2,191)	1,884	(7,777)
PREIT’s share	(3,151)	1,658	(2,489)	6,425
Amortization of and adjustments to excess investment, net	(108)	(127)	(309)	(289)
Equity in (loss) income of partnerships	$(3,259)	$1,531	$(2,798)	$6,136

(1) Net of capitalized interest expense of $467 and $1,602 for the three months ended September 30, 2020 and 2019, respectively, and $2,394 and $4,554 for the nine months ended September 30, 2020 and 2019, respectively.

Dispositions

In March 2019, a partnership in which we hold a 25% interest sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sales of real estate by equity method investee in the accompanying consolidated statement of operations.

Term Loan

In January 2018, our Fashion District Philadelphia redevelopment project joint venture entity entered into a $250.0 million term loan (the “FDP Term Loan”). We and our partner in the project, The Macerich Company (“Macerich”), each own a 50% partnership interest in Fashion District Philadelphia. The FDP Term Loan matures in January 2023, and bears interest at a variable rate of LIBOR plus 2.00%. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draws in 2018. In July 2019, the FDP Term Loan was modified to increase the total potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. As discussed in Note 4, on October 19, 2020, the borrower under the FDP Term Loan received a letter from the administrative agent under the FDP Term Loan alleging an event of default under the FDP Term Loan as a result of the alleged breach of the 2018 Credit Agreement and outlining the 45-day cure period that will expire on December 3, 2020. On November 2, 2020, the borrower under the FDP Term Loan received a subsequent letter from the administrative agent asserting an event of default as a result of the filing of the Chapter 11 Cases and the automatic acceleration of the FDP Term Loan. The administrative agent under the FDP Term Loan is a party to the RSA, and PREIT has responded to the administrative agent with a letter expressly reserving its rights in connection with the FDP Term Loan and, in the event the Prepackaged Plan is not confirmed or the RSA is otherwise terminated, expressly reserving its rights under the RSA and the Prepackaged Plan.

Mortgage Loan activity

During the nine months ended September 30, 2020, we executed forbearance and loan modification agreements for Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spans from four to six months. The repayment periods range from August 2020 through February 2021 depending on the terms of the specific agreements.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Lehigh Valley Associates L.P. (“LVA”) and Fashion District Philadelphia (“FDP”). The financial information of LVA and FDP are included in the amounts above. Summarized balance sheet information as of September 30, 2020 and December 31, 2019, and summarized statement of operations information for the three and nine months ended September 30, 2020 and 2019 for these entities, which are accounted for using the equity method, are as follows:

LVA

(in thousands of dollars)	September 30, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$64,971	$62,504
Mortgage loan payable, net	189,360	191,998

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Summarized statement of operations information
Revenue	$6,596	$8,006	$21,243	$24,589
Property operating expenses	(1,984)	(2,138)	(6,568)	(6,351)
Interest expense	(1,944)	(2,027)	(5,803)	(6,055)
Net income	1,864	3,059	6,402	9,768
PREIT’s share of equity in income of partnership	932	1,529	3,201	4,884

FDP

(in thousands of dollars)	September 30, 2020	December 31, 2019
Summarized balance sheet information
Total assets	$725,087	$641,377
FDP Term Loan, net	299,575	299,091

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Summarized statement of operations information
Revenue	$4,763	$1,271	$15,276	$2,667
Property operating expenses	(6,228)	(1,901)	(14,305)	(3,100)
Interest expense	(933)	(2)	(2,137)	(2)
Net loss	(9,365)	(2,553)	(16,304)	(4,879)
PREIT’s share of equity in loss of partnership	(4,690)	(1,262)	(8,164)	(2,299)

4. FINANCING ACTIVITY

Credit Agreements

As of September 30, 2020, we have entered into three credit agreements: (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $375.0 million 2018 Revolving Facility, and (b) the $300.0 million 2018 Term Loan Facility, (2) the $250.0 million 2014 7-Year Term Loan, and (3) the Bridge Facility. The 2018 Term Loan Facility, the 2014 7-Year Term Loan and the Bridge Facility are collectively referred to as the “Term Loans.” As discussed further below and in Note 1 to our unaudited consolidated financial statements, on March 30, 2020 and again on July 27, 2020, we entered into amendments of our Credit Agreements. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Among other things, the March 2020 amendments reduced the aggregate Revolving Commitments under the 2018 Revolving Facility by $25.0 million to $375.0 million. The $375.0 million aggregate Revolving Commitments under the 2018 Credit Agreement were permanently terminated pursuant to the July 2020 amendment to the 2018 Credit Agreement. On August 11, 2020, we entered into the Bridge Facility which provided for up to $30.0 million of additional borrowings and an original maturity date of September 30, 2020. On September 30, 2020, we amended our Credit Agreements to, among other things, extend the Suspension Period and the maturity date of the Bridge Facility until October 31, 2020 and to provide for the ability to request additional commitments of up to $25.0 million under our Bridge Facility. The September 2020 amendments also eliminated the minimum liquidity requirement under each of the Credit Agreements. We subsequently amended the Bridge Credit Agreement on October 16, 2020 to, among other things, increase the aggregate amount of commitments under the Bridge Facility by $25.0 million.

As of September 30, 2020, we had borrowed $560.5 million available under the Term Loans, including $22.5 million under our Bridge Facility and the full $375.0 million under the 2018 Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2020 is net of $1.5 million of unamortized debt issuance costs.

Amounts borrowed under the 2018 Credit Agreement or the 7-Year Term Loan Agreements, which may be either LIBOR Loans or Base Rate Loans, bear interest at the rate specified below per annum, depending on our leverage, unless and until we receive an investment grade credit rating and provide notice to the administrative agent (the “Rating Date”), after which alternative rates would apply, as described in the applicable Credit Agreements. The applicable interest rates for amounts borrowed under our Bridge Facility are described further below.

During the Suspension Period, the Applicable Margin will be determined based on the Level 5 Ratio of Total Liabilities to Gross Asset Value (listed below). In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. Prior to July 27, 2020 amendment, the 2018 Revolving Facility was subject to a facility fee, which varied based on leverage and was 0.35% as of July 27, 2020 and is recorded in interest expense in the consolidated statements of operations. Subsequent to July 27, 2020 and as of September 30, 2020, the 2018 Revolving Facility is no longer subject to a facility fee.

		Applicable Margin
Level	Ratio of Total Liabilities to Gross Asset Value	Revolving Loans that are LIBOR Loans		Revolving Loans that are Base Rate Loans	Term Loans that are LIBOR Loans		Term Loans that are Base Rate Loans
1	Less than 0.450 to 1.00	1.20%		0.20%	1.35%		0.35%
2	Equal to or greater than 0.450 to 1.00 but less than 0.500 to 1.00	1.25%		0.25%	1.45%		0.45%
3	Equal to or greater than 0.500 to 1.00 but less than 0.550 to 1.00	1.30%		0.30%	1.60%		0.60%
4	Equal to or greater than 0.550 to but less than 0.600 to 1.000	1.55%		0.55%	1.90%		0.90%
5	Equal to or greater than 0.600 to 1.000 (1)	1.90%	(2)	0.90%	2.25%	(2)	1.25%

(1)	The rates in effect under the 2018 Credit Agreement and 7-Year Term Loan Agreements were based upon the Level 5 Ratio of Total Liabilities to Gross Asset Value as of September 30, 2020.
(2)

Under the July 2020 amendments, during the Suspension Period, the rate determined by adding LIBOR and the Applicable Margin for LIBOR Loans for Level 5 will be increased (but not decreased) to equal the rate determined by adding Base Rate and the Applicable Margin for Base Rate Loans on the date of conversion or continuation of any LIBOR Loan.

The Credit Agreements contain certain affirmative and negative covenants, several of which were amended on March 30, 2020. Pursuant to the July 2020 amendments, some of those covenants have been suspended for the duration of the Suspension Period, as extended by the September 30, 2020 amendments. The affirmative and negative covenants, as amended by the March 2020 amendments, include, without limitation, requirements that PREIT maintain, on a consolidated basis: (1) Minimum Tangible Net Worth of $1,463.2 million, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after March 31, 2018; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1 at any time prior to and including September 30, 2020, or 0.60:1 at any time thereafter, provided that it will not be a Default if after September 30, 2020, the ratio exceeds 0.60:1 but does not exceed 0.625:1 for more than two consecutive quarters on more than two occasions during the remainder of the term (which covenant has been suspended for the duration of the Suspension Period); (3) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40 to 1.00 for any period ending on or before September 30, 2020, or 1.50:1 for any period ending thereafter (which covenant has been suspended for the duration of the Suspension Period); (4) minimum Unencumbered Debt Yield of (a) 10.0% at any time prior to and including September 30, 2020, (b) 11.25% any time after September 30, 2020 through and including June 30, 2021, and (c) 11.50% any time thereafter (which covenant has been suspended for the duration of the Suspension Period); (5) minimum Unencumbered Net Operating Income to Unsecured Interest Expense of 1.75:1; (6) maximum ratio of Secured Indebtedness to Gross Asset Value of 0.60:1; and (7) Distributions may not exceed (a) with respect to our preferred shares, the amounts required by the terms of the preferred shares, and (b) with respect to our common shares, the greater of (i) 95.0% of Funds From Operations (FFO), and (ii) 110% of REIT taxable income for a fiscal year. Our Credit Agreements previously required us to maintain unrestricted cash liquidity of $8.5 million at all times during the Suspension Period and $25.0 million prior to the Suspension Period and following September 30, 2020 (the end of the initially extended Suspension Period), such liquidity to be comprised of unrestricted cash and cash equivalents, undrawn availability under the 2018 Revolving Facility and undrawn availability under the Bridge Facility. The minimum liquidity requirements under each of our Credit Agreements were eliminated by the September 30, 2020 amendments. The covenants and restrictions in the Credit Agreements limit our ability to incur additional indebtedness, grant liens on assets and enter into negative pledge agreements, merge, consolidate or sell all or substantially all of its assets, and enter into transactions with affiliates and the March 2020 amendments limit our ability to enter into sale-leaseback transactions with respect to Unencumbered Properties. The Credit Agreements are subject to customary events of default and are cross-defaulted with one another. The July 2020 amendments prohibit us from taking any action (or omitting from taking any action) during the Suspension Period (as extended by the September 2020 amendments) where such action would be otherwise prohibited to be taken or omitted during the existence of a default or event of default, including but not limited to making certain Restricted Payments (as defined in the Credit Agreements), creating, assuming or incurring liens on our assets, income or profits, and engaging in certain transactions regarding mergers, acquisitions and sales of assets, in each case unless permitted by the Credit Agreements. Restricted Payments (as defined in the Credit Agreements) include cash dividends with respect to our shares. As such, the Credit Agreements, as amended, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. The filing of the Chapter 11 Cases constitutes an event of default under the Credit Agreements.

We may prepay the amounts due under the Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. We must make prepayments under the 2018 Term Loan Facility in an amount equal to 54.55% of any Net Cash Proceeds received from certain Capital Events (provided that any Net Cash Proceeds from Capital Events in excess of $150 million must be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 54.55% of the remaining 50% applied to prepay amounts under the 2018 Term Loan Facility), subject to certain exceptions. If we had more than $50.0 million of unrestricted cash on our balance sheet for five consecutive days any time prior to September 30, 2020, we were required to prepay the 2018 Revolving Facility with our excess cash above $50.0 million. We must also make prepayments under the 7-Year Term Loan in an amount equal to 45.45% of any Net Cash Proceeds received from certain Capital Events (provided that any Net Cash Proceeds from Capital Events in excess of $150 million must be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 45.45% of the remaining 50% applied to prepay the amounts outstanding under the 7-Year Term Loan), subject to certain exceptions. We also made monthly principal amortization payments of

$1.09 million of the term loan under the 2018 Credit Agreement and of $909 thousand of the term loan under the 7-Year Term Loan, in each case for the months of April, May, June, July, August and September of 2020.

Upon the expiration of any applicable cure period for an event of default (except with respect to bankruptcy as described in the next sentence), the lenders may declare all of the obligations in connection with the Credit Agreements immediately due and payable.

Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of PREIT, PALP, PRI, any material subsidiary, any subsidiary that owns or leases an Unencumbered Property or certain other subsidiaries, all outstanding amounts automatically become immediately due and payable. The filing of the Chapter 11 Cases constitutes such a proceeding under the Credit Agreements and Bridge Facility, however, any efforts to enforce the payment obligations thereunder are automatically stayed as a result of the Chapter 11 Cases and the lenders’ rights of enforcement are subject to the Bankruptcy Code. In the event of an involuntary bankruptcy proceeding, we have a limited time period to obtain a dismissal of the involuntary bankruptcy prior to the occurrence of an event of default.

Bridge Facility

The Company’s obligations under the Bridge Facility and related guaranty are secured by mortgages and deeds of trust on a portfolio of 12 of our subsidiaries’ properties, including nine malls and three additional parcels. The obligations are further secured by a pledge of substantially all of the personal property of the Company and the guarantors pursuant to a collateral agreement and a pledge of substantially all of the equity interests of the guarantors (subject to limited exceptions) pursuant to a pledge agreement. The initial maturity date of the Bridge Facility was the earlier of (a) September 30, 2020, or (b) the date the obligations under the Bridge Facility have been accelerated. On September 30, 2020, the maturity date was extended to October 31, 2020.

Amounts borrowed under the Bridge Facility may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 2.00% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum. After the initial borrowing and prior to the October 2020 amendment, the Company was only permitted to draw when its unrestricted cash and cash equivalents were equal to or less than $12.5 million, and subsequent borrowings were determined according to a multiple of amounts set forth in the loan budget. Pursuant to the October 2020 amendment to the Bridge Credit Agreement, the commitments under the Bridge Facility were increased by $25.0 million and the entire $25.0 million was drawn and deposited into a cash collateral account. We may only draw amounts from the cash collateral account holding the unfunded amount of commitments if our unrestricted cash and cash equivalents (not including the cash in such account) is equal to or less than $12.5 million. The Company must also pay certain fees to the administrative agent for the account of the lenders in connection with the Bridge Facility, including a ticking fee, which will accrue 0.50% per annum on the daily amount of the unused commitments. Accrued and unpaid ticking fees will be payable on the maturity date.

The Bridge Facility contains, among other restrictions, certain affirmative and negative covenants, including, without limitation, requirements that the Borrower and certain of its subsidiaries (i) comply with all of the affirmative and negative covenants set forth in the 2018 Credit Agreement, (ii) promptly notify the administrative agent of any acquisition of any owned real property that is not subject to a mortgage and grant liens on such real property to secure the Bridge Facility, (iii) use the proceeds of the Bridge Facility for purposes consistent with certain categories set forth in the loan budget, (iv) provide weekly reports with respect to variances in actual results relative to projected amounts set forth in the loan budget and providing an explanation for any such deviation, certifying that no Default or Event of Default has occurred (or if one has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto), and beginning on the fourth week following the effective date certifying compliance with covenants limiting the permitted variation of certain actual disbursements by the Company and its subsidiaries from amounts set forth in the loan budget; (v) beginning with the fourth full week following the effective date, and for each rolling four-week period thereafter, the Borrower is required to cause certain of its actual aggregate disbursements not to exceed the aggregate amount of such disbursements in the loan budget by more than 20% during any such four-week testing period, (vi) prior to August 31, 2020, agree to a non-binding term sheet with respect to amendments of each of the 2018 Credit Agreement and the 7-Year Term Loan (which the Borrower satisfied on August 30, 2020), (vii) provide operating statements, rent rolls, collections and leasing information, as well as certain reports and agreements as the administrative agent may reasonably require, to the administrative agent for each of the Mortgaged Properties, (viii) maintain liquidity of at least $8.5 million, to be comprised of unrestricted cash held in certain deposit accounts subject to control agreements as well as up to $5.0 million held in a certain other deposit account not subject to a control agreement and the unused commitments under the Bridge Facility (to the extent available to be drawn); and (ix) not retain more than $6.5 million of cash in property-level accounts held by subsidiaries that are owners of real property (subject to certain exceptions). As discussed above, the minimum liquidity requirement under the Bridge Facility was eliminated by the September 2020 amendment. The Bridge Facility also prevents the Company and its subsidiaries, subject to certain exceptions, from incurring additional indebtedness, incurring liens on their property, making investments, and amending their organizational documents.

The Bridge Facility permits prepayment at any time without premium or penalty. At any time that the Borrower or any Guarantor or subsidiary or unconsolidated joint venture thereof (to the extent that such entity has the ability to require a distribution from such joint venture of its portion of Net Cash Proceeds) receives Net Cash Proceeds from any Capital Event, the Borrower must prepay the Bridge Facility in an amount equal to 100% of such Net Cash Proceeds (or with respect to any joint venture, the portion of such Net Cash Proceeds distributed to the Borrower or any Guarantor).

Interest expense and deferred financing fee amortization related to the Credit Agreements and Bridge Facility for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Revolving Facility:
Interest expense	$3,505	$2,082	$8,363	$5,143
Deferred financing amortization	278	274	830	822
Term Loans:
Interest expense	6,931	5,212	18,230	15,477
Deferred financing amortization	910	191	1,297	570

The aggregate carrying values and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$890.8	$894.6	$899.8	$873.9

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.2 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively.

The mortgage loans contain various customary default provisions.

Mortgage Loan Activity

During the nine months ended September 30, 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spans from four to six months. The repayment periods range from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we have not paid the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice has been filed and operations of the property has been assigned to a receiver in August 2020. See Note 2 to our unaudited financial statements for further detail.

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

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable will mature on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest will be deferred until at least August 2021. The Note Payable accrues interest at a rate of 1.00% per annum, and the interest will continue to accrue throughout the period the Note Payable is outstanding, or the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. The proceeds are included in “Accrued expenses and other liabilities” in our consolidated balance sheet.

Interest Rate Risk

We follow established risk management policies designed to limit our interest rate risk on our interest bearing liabilities, as further discussed in Note 7 to our unaudited consolidated financial statements.

Subsequent Events

As discussed in Note 1, on October 7, 2020, the Company Parties entered into the RSA with certain of our lenders under our Credit Agreements. The RSA was amended on October 16, 2020 and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation and the Chapter 11 Cases and provide for a limited tolling of the Company Parties’ alleged breach of the RSA (described further below).

As discussed above, we amended our Bridge Credit Agreement on October 16, 2020 to, among other things, increase the aggregate amount of commitments under the Bridge Facility by $25.0 million.

Additionally, as discussed above, on October 19, 2020, we received Reservation Letters from the administrative agent alleging events of default with respect to each of the Credit Agreements, in addition to a letter from certain lenders under the RSA regarding an alleged breach of the RSA. The Reservation Letter in respect of each Credit Agreement states that interest will accrue on the outstanding principal balance of the loans under such Credit Agreement at the increased Post-Default Rate (as defined in such Credit Agreement) beginning on October 19, 2020. The Reservation Letters specify that the lenders have not waived their rights and remedies under the Credit Agreements or the RSA (as applicable), and that they expressly reserve all available rights and remedies thereunder and under applicable law. The Company has responded to the administrative agent that it disputes the lenders’ characterization of the situation described in the Reservation Letters and that no breach of the RSA or event of default under any of the Credit Agreements has occurred. On October 19, 2020, the borrower under the FDP Term Loan also received a letter from the administrative agent under the FDP Term Loan alleging an event of default under the FDP Term Loan as a result of the alleged breach of the 2018 Credit Agreement and outlining the 45-day cure period that will expire on December 3, 2020. On November 2, 2020, the borrower under the FDP Term Loan received a subsequent letter from the administrative agent asserting an event of default as a result of the filing of the Chapter 11 Cases and the automatic acceleration of the FDP Term Loan. The administrative agent under the FDP Term Loan is a party to the RSA, and PREIT has responded to the administrative agent with a letter expressly reserving its rights in connection with the FDP Term Loan and, in the event the Prepackaged Plan is not confirmed or the RSA is otherwise terminated, expressly reserving its rights under the RSA and the Prepackaged Plan. As discussed below, the Chapter 11 Cases constitute an event of default under our Credit Agreements and may also trigger cross-defaults under certain of our property-level debt facilities. We have received and expect to continue to receive notices from certain property-level lenders asserting those cross-defaults, including the agent for the credit facilities secured by Woodland Mall and Willow Grove Mall. We expect to engage in discussions with the applicable agents under those facilities regarding potential forbearance agreements.

On November 1, 2020, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court to implement the Prepackaged Plan. Under the Prepackaged Plan, the Company would be recapitalized and its debt maturities extended. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Prepackaged Plan and requested first-day relief, which was subsequently granted, anticipate the continued payment of employee wages and benefits without interruption and that trade claimants and other unsecured creditors that continue to work with the Debtors on existing terms will be paid in full and in the ordinary course of business. The Prepackaged Plan is not expected to have any impact on our shareholders, and based on our discussions with the NYSE, our common and preferred shares are expected to continue to trade in the normal course, subject to regaining compliance with the NYSE trading price listing condition within the applicable grace period. The Prepackaged Plan is subject to approval by the Bankruptcy Court. Under the RSA, subject to certain terms and conditions, the consenting lenders have agreed, among other things, to (i) take all commercially reasonable actions necessary to facilitate the consummation of the Prepackaged Plan and refrain from taking any actions inconsistent therewith, and not fail or omit to take an action that is required by the RSA, applicable law, or the In-Court Definitive Documents (defined in the RSA); (ii) not object to, delay, impede, or take any other action that may reasonably be expected to interfere with the consummation of the Prepackaged Plan; (iii) negotiate in good faith the In-Court Definitive Documents and execute, deliver and perform thereunder to implement the Prepackaged Plan; (iv) timely vote and consent to accept the Prepackaged Plan; (v) support and take all reasonable actions necessary or appropriate to consummate the exit financing arrangements; (vi) timely vote against and not solicit any alternative restructuring; and (vii) except as permitted in the RSA, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by such consenting lender.

At the hearing before the Bankruptcy Court held on November 3, 2020 on the Debtors’ motions for first-day relief, customary relief was granted, and the Bankruptcy Court scheduled a combined hearing on the adequacy of the Debtors’ Disclosure Statement and confirmation of the Prepackaged Plan for November 24, 2020.

The filing of the Chapter 11 Cases constitutes an event of default that accelerated our obligations under each of our Credit Agreements. The Credit Agreements provide that as a result of the filing of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Agreements are automatically stayed as a result of the commencement of the Chapter 11 Cases, and the lenders’ rights of enforcement in respect of the Credit Agreements are subject to the applicable provisions of the Bankruptcy Code.

The commencement of the Chapter 11 Cases and/or acceleration of the Credit Agreements may also constitute a cross-default under certain property-level debt facilities (in an aggregate outstanding principal amount of approximately $896.5 million), ground leases, operating leases and other contractual and non-contractual obligations of our affiliates. We have filed a motion for the entry of an order extending the automatic stay as a result of the commencement of the Chapter 11 Cases to such affiliates to safeguard our reorganization efforts in the event a counterparty to any of such obligations seeks to take adverse action.

5. CASH FLOW INFORMATION

Cash paid for interest was $46.6 million (net of capitalized interest of $1.8 million) and $41.9 million (net of capitalized interest of $7.0 million) for the nine months ended September 30, 2020 and 2019, respectively.

In our statement of cash flows, we show cash flows on our Revolving Facilities on a net basis. Aggregate borrowings on our Revolving Facilities were $120.0 million and $181.0 million for the nine months ended September 30, 2020 and 2019, respectively. Aggregate paydowns were $0.0 million and $33.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net and aggregate paydowns on our Term Loans were $12.0 million and $0.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued construction costs decreased by $6.3 million in the nine months ended September 30, 2020 and decreased by $15.7 million in the nine months ended September 30, 2019, representing non-cash changes in investment in real estate and construction in progress.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of September 30, 2020 and 2019.

	September 30,
(in thousands of dollars)	2020	2019
Cash and cash equivalents	$36,373	$11,709
Restricted cash included in other assets	6,087	6,183
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$42,460	$17,892

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

6. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $27.9 million, including $14.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We believe we have satisfied this obligation.

Provision for Employee Separation Expenses

During the nine months ended September 30, 2020 and 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.1 million and $1.2 million, respectively of employee separation expenses in the three and nine months ended September 30, 2020, compared to $0.2 million and $1.1 million, respectively, for the three and nine months ended September 30, 2019. As of September 30, 2020, we had $0.6 million of severance accrued and unpaid related to the termination of employees.

Notice of Non-Compliance with Continued Listing Standards

On September 25, 2020, the Company received notice from the NYSE that the Company is no longer in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual, which requires listed companies to maintain an average closing price of at least $1.00 per share over a consecutive 30-day trading period.

Under NYSE rules, the Company has ten business days following receipt of the notice to respond to the NYSE and indicate its intent to cure this deficiency or be subject to suspension and delisting. The Company notified the NYSE, within the required ten business day period, that it intends to cure the deficiency. Under NYSE rules, the Company has six months from the date of the notice to regain compliance with the minimum share price requirement.

The Company intends to consider all available options to cure the deficiency and regain compliance. The notice does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.

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

During the nine months ended September 30, 2019, we recorded net recoveries of approximately $0.2 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.1 million of the recoveries received relate to business interruption.

During the nine months ended September 30, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the nine months ended September 30, 2020 and received recoveries of $0.6 million in April 2020.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. As of September 30, 2020, all of our outstanding derivatives are designated as cash flow hedges. We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company expects to reassess the designation of its derivatives and their effectiveness in the fourth quarter 2020 as a result of the Prepackaged Plan filing, as discussed in Note 4.

During the next 12 months, we estimate that $14.4 million will be reclassified as an increase to interest expense in connection with derivatives. The recognition of these amounts, however, could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings or that the debt becomes due under the terms of the agreements.

Interest Rate Swaps

As of September 30, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.4 million, maturing on various dates through May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

During the second quarter of 2020, we modified the interest rate swap agreements related to Francis Scott Key Mall and Viewmont Mall to align with the mortgage deferral arrangements we executed with the respective mortgage lenders. We did not make any swap payments in May through August 2020 during which period the interest rates were zero percent. Beginning in September 2020, the monthly payments resumed at set strike rates and incorporate the deferred amounts.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments designated as cash flow hedges of interest rate risk at September 30, 2020 and December 31, 2019 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. In the accompanying consolidated balance sheets, the carrying amount of derivative assets is reflected in “Deferred costs and other assets, net” and the carrying amount of derivative liabilities is reflected in “Accrued expenses and other liabilities.”

Maturity Date	Aggregate Notional Value at September 30, 2020 (in millions of dollars)	Aggregate Fair Value at September 30, 2020 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2019 (1) (in millions of dollars)	Weighted Average Interest Rate
Interest Rate Swaps
2020	$-	$-	$0.2	-
2021	494.4	(8.1)	(1.4)	1.79%
2022	-	-	-	-
2023	300.0	(19.6)	(7.3)	2.70%
Total	$794.4	$(27.7)	$(8.5)	2.13%

(1)

As of September 30, 2020 and December 31, 2019, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income and on our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$0.3	$(2.8)	$3.7	$(0.8)	$(22.1)	$(18.6)	$6.4	$(3.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2020	2019	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(20.3)	$(15.5)	$(54.3)	$(47.0)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	$3.7	$(0.8)	$6.4	$(3.1)

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. As of September 30, 2020, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $27.7 million. If we had breached any of the default provisions in these agreements as of September 30, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $30.1 million. We had not breached any of these provisions as of September 30, 2020.

8. LEASES

As Lessee

We have entered into ground leases for portions of the land at Springfield Town Center and Plymouth Meeting Mall. We have also entered into an office lease for our headquarters location, as well as vehicle, solar panel and equipment leases as a lessee. The initial terms of these agreements generally range from three to 40 years, with certain agreements containing extension options for up to an additional 60 years. As of September 30, 2020, we included only those renewal options we were reasonably certain of exercising. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancelable period of the lease and any renewal option period we are reasonably certain of exercising. Certain agreements require that we pay a portion of reimbursable expenses such as CAM, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$209	$—	$—	$209	$621	$—	$—	$621
Interest on lease liabilities	68	—	—	68	215	—	—	215
Operating lease costs	—	436	333	769	—	1,309	1,008	2,317
Variable lease costs	—	44	60	104	—	129	142	271
Total lease costs	$277	$480	$393	$1,150	$836	$1,438	$1,150	$3,424

Other information related to leases as of and for the nine months ended September 30, 2020 is as follows:

(in thousands of dollars)
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$208
Operating cash flows used for operating leases	$1,552
Financing cash flows used for finance leases	$526
Weighted average remaining lease term-finance leases (months)	89
Weighted average remaining lease term-operating leases (months)	300
Weighted average discount rate-finance leases	4.35%
Weighted average discount rate-operating leases	6.43%

Future payments against lease liabilities as of September 30, 2020 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
October 1 to December 31, 2020	$248	$563	$811
2021	990	2,573	3,563
2022	988	2,558	3,546
2023	983	2,514	3,497
2024	949	2,428	3,377
Thereafter	3,000	53,545	56,545
Total undiscounted lease payments	7,158	64,181	71,339
Less imputed interest	(1,048)	(33,969)	(35,017)
Total lease liabilities	$6,110	$30,212	$36,322

Future payments against lease liabilities as of December 31, 2019 were as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
Year ending December 31,
2020	$925	$2,237	$3,162
2021	925	2,730	3,655
2022	925	2,538	3,463
2023	925	2,485	3,410
2024	925	2,373	3,298
Thereafter	2,999	46,853	49,852
Total undiscounted lease payments	7,624	59,216	66,840
Less imputed interest	(1,242)	(28,965)	(30,207)
Total lease liabilities	$6,382	$30,251	$36,633

As Lessor

As of September 30, 2020, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised, and do not include any rent deferral arrangements executed during the nine months ended September 30, 2020. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
October 1 to December 31, 2020	$54,272
2021	202,070
2022	183,810
2023	165,410
2024	144,048
Thereafter	485,258
$1,234,868

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

We currently own interests in 26 retail properties, of which 25 are operating properties and one is a development property. The 25 operating properties include 20 shopping malls and five other retail properties, have a total of 19.8 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.4 million square feet at these properties (excluding space owned by anchors or third parties).

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our unaudited consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

Net loss for the three months ended September 30, 2020 was $29.6 million compared to net income of $24.7 million for the three months ended September 30, 2019. This $54.3 million decrease was primarily due to: (a) a decrease in real estate revenue of $17.0 million resulting from the ongoing impact of COVID-19 on our tenants along with tenant requests for rent concessions; (b) a decrease in equity partnership income of $4.8 million due to the same reasons as described above; (c) an increase in interest expense of $4.7 million driven by higher revolving balances, our additional term loan facility entered into in August 2020 (the “Bridge Facility”) and higher interest rates in connection with our debt modifications; and (d) a non-recurring gain on debt extinguishment of $29.6 million recognized in the third quarter of 2019, which had a favorable impact on the prior year period; partially offset by a non-recurring gain on derecognition of property of $7.0 million resulting from the assignment of operations at Valley View Mall to a receiver and a decrease in property operating expenses of $1.1 million related to ongoing impacts of COVID-19 during the third quarter of 2020.

Net loss for the nine months ended September 30, 2020 was $66.2 million compared to net income of $2.4 million for the nine months ended September 30, 2019. This $68.7 million decrease was primarily due to: (a) a decrease in real estate revenue of $52.2 million due to the COVID-19 related closure of our properties for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements and deferrals; (b) a decrease in equity partnership income of $8.9 million due to the same reasons as described above; (c) an increase in interest expense of $7.3 million driven by higher revolving balances, our new Bridge Facility and higher interest rates in connection with our debt modifications; and (d) a non-recurring gain on debt extinguishment recognized for the nine months ended September 30, 2019 of $24.8 million recognized for the nine months ended September 30, 2019, which had a favorable impact on the prior year period; partially offset by: (a) a decrease in property operating expenses of $7.9 million related to ongoing impacts of COVID-19 from the second and third quarters of 2020; (b) a decrease in general and administrative expenses of $2.7 million due to furloughs, headcount reductions and other cost reductions implemented in response to COVID-19; and (c) non-recurring gain on derecognition of property as described above, which provided a benefit of $7.0 million in the current year period and non-recurring gains on sales of real estate which provided a benefit of $8.5 million to the current year period.

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

Restructuring Support Agreement

On October 7, 2020, we and certain of our wholly owned direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (the “RSA”) with certain of the lenders under our Credit Agreements (defined and discussed further under “Credit Agreements” below).

The RSA contemplates agreed-upon terms for a financial restructuring (the “Restructuring”) of the existing debt and certain other obligations of the Company Parties through either (i) an out-of-court restructuring on the terms set forth in the Out-of-Court Restructuring Term Sheet attached to the RSA or, if we are unable to obtain the consent of 100% of the lenders under the Credit Agreements, (ii) a prepackaged plan of reorganization on the terms set forth in the Plan Term Sheet attached to the RSA, a solicitation of votes therefor, and the commencement of voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. 101-1532 in the United States Bankruptcy Court for the District of Delaware. The RSA was amended on October 16, 2020 and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation and the Chapter 11 Cases.

On October 19, 2020, the Company Parties received letters from the Agent alleging events of default with respect to each of the Credit Agreements, in addition to a letter from certain lenders under the RSA regarding an alleged breach of the RSA (collectively, the “Reservation Letters”). The Reservation Letter in respect of the RSA asserts that the Company Parties’ failure to commence the Chapter 11 Cases on or before October 18, 2020 constituted a breach of their obligations under the RSA. The Reservation Letter in respect of the Bridge Credit Agreement asserts that an event of default has occurred thereunder as a result of the alleged breach of the Company Parties’ obligations under the RSA. The remaining Reservation Letters allege that an event of default occurred under the Bridge Credit Agreement, in turn triggering alleged cross-defaults under each of the 7-Year Term Loan Agreement and the 2018 Credit Agreement. The Reservation Letter in respect of each Credit Agreement states that interest will accrue on the outstanding principal balance of the loans under such Credit Agreement at the increased Post-Default Rate (as defined in such Credit Agreement) beginning on October 19, 2020. The Reservation Letters specify that the lenders have not waived their rights and remedies under the Credit Agreements or the RSA (as applicable), and that they expressly reserve all available rights and remedies thereunder and applicable law. The Company has responded to the Agent that it disputes the lenders’ characterization of the situation described in the Reservation Letters and that no breach of the RSA or event of default under any of the Credit Agreements has occurred.

On November 1, 2020, as a result of obtaining approval of approximately 95% of the lenders under the Credit Agreement, but not 100%, we filed a voluntary Chapter 11 Cases petition in the United States Bankruptcy Court for the District of Delaware to implement our prepackaged financial restructuring plan (the "Prepackaged Plan"). Under the Prepackaged Plan, we expect the Company to be recapitalized and our debt maturities extended. The filing of the Chapter 11 Cases permits us to continue business operations in compliance with the orders of the Bankruptcy Court and without interruption while we obtain necessary approvals of our restructuring plan. The Prepackaged Plan is subject to approval by the United States Bankruptcy Court for the District of Delaware. See Item 1A. “Risk Factors” elsewhere in this report for more discussion of the risks associated with our bankruptcy proceedings.

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants, face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. Since March 2020 when the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic, the pandemic has caused significant disruptions to our industry and many other industries and has contributed to significant volatility in the financial markets, a rise in unemployment in the U.S., decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. Our business and operations and those of many of our tenants have been materially and adversely impacted by the government-mandated travel restrictions, business closures and property shutdowns and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus.

As a result of the COVID-19 pandemic, in mid-March 2020, we began closing our enclosed shopping malls, which remained closed for the majority of the second quarter of 2020. All of our malls have since re-opened and are adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, but many of our tenants are operating at reduced capacity. Following the pandemic related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). Also, following re-opening, 163,000 square feet of new tenants have opened for business in the same store portfolio and 82,000 opened at Fashion District. Certain jurisdictions where our malls are located that have relaxed restrictions or have experienced limited public adherence with suggested safety measures are now contemplating or implementing new or renewed travel restrictions and business closures, which could result in additional closures of our properties. The pandemic’s effect has had a significant impact on our operations, financial condition, liquidity and results of operations through the third quarter of 2020 due to the slow or reduced reopening of our tenants at various properties. As a result of the challenging environment created by COVID-19, many of our tenants have sought rent relief and deferral. At this time, we continue to make progress in collecting COVID-period rents. As of September 30, 2020, we had cash receipts representing in excess of 67% of billed second quarter and third quarter 2020 rents. Specifically, our cash receipts through September 30, 2020 represent approximately 99% of billed third quarter rents, including payments toward prior months. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19 affect the financial strength of our tenants.

In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by the above factors, and the impacts of the global COVID-19 pandemic have created additional economic challenges for many of our tenants. In the second and third quarters of 2020, we saw an increased level of tenants filing for bankruptcy, including tenants that are substantial to our business in terms of size and quantity.

Although we opened certain tenants at our redevelopment projects in 2019 and early 2020 and expect additional tenant openings before the end of 2020, we also have tenants who continue to face significant economic challenges, particularly in light of the COVID-19 pandemic, and we continue to actively communicate to restructure certain leasing arrangements through, among other things, downsizing and rent relief, which may impact our operating results.

It continues to remain highly uncertain and difficult to predict how long the pandemic and the economic challenges and restrictions it has resulted in will last, but we expect the pandemic to continue to have an adverse impact on our business, financial condition, liquidity and results of operations. See “Item 1A. Risk Factors – The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extension and duration of such effects are uncertain, rapidly changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.”

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2020 (Nine Months Ended September 30)
Consolidated properties	16	82	2,056,091	$17,676	30	114,892	$5,121
Unconsolidated properties	16	26	438,789	3,276	9	42,126	1,072
Total	21	108	2,494,880	$20,952	39	157,018	$6,193
2019 (Full Year)
Consolidated properties	9	71	400,516	$14,656	63	242,742	$9,480
Unconsolidated properties	8	14	56,030	1,481	8	32,024	915
Total	11	85	456,546	$16,137	71	274,766	$10,395

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2020.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. Dick’s Sporting Goods at Valley Mall opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Michael’s in the first quarter of 2020. In 2017, we purchased the Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened HomeSense, Sierra Trading and Michael’s between 2018 and the first quarter of 2020.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and working with large format prospects for space adjacent to Burlington but have experienced delays due to the impact of COVID-19.

During 2019, an anchor tenant, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the leases at these locations. In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at Mall of Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming availability and continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, or (v) obtaining equity capital, including through the issuance of common or preferred equity securities if market conditions are favorable, or through other actions. As discussed in Note 4 to our unaudited consolidated financial statements, we entered into amendments to our Credit Agreements in March 2020 to provide certain debt covenant relief and again in July and September 2020 to suspend certain debt covenants and reduce and ultimately eliminate our minimum liquidity requirement. The March, July and September 2020 amendments were made in anticipation of entering into restructured borrowing agreements providing for a longer term solution as contemplated by the RSA before the applicable modifications expire. In light of the effects of COVID-19 on our business, operations, liquidity and financial condition, we executed forbearance and loan modification arrangements with the lenders of certain of our properties’ mortgage loans (refer to Note 4 to our unaudited consolidated financial statements).

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service and amounted to $46.9 million as of September 30, 2020.

As of September 30, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $27.9 million, including $14.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

In January 2018, we along with Macerich, our partner in the Fashion District Philadelphia redevelopment project, entered into a $250.0 million term loan (the “FDP Term Loan”). The initial term of the FDP Term Loan is five years, and bears interest at a variable rate of 2.00% over LIBOR. PREIT and Macerich secured the FDP Term Loan by pledging their respective equity interests of 50% each in the entities that own Fashion District Philadelphia. The entire $250.0 million available under the FDP Term Loan was drawn during the first quarter of 2018, and we received an aggregate $123.0 million as a distribution of our share of the draw in 2018. In July 2019, the FDP Term Loan was modified to increase the total maximum potential borrowings from $250.0 million to $350.0 million. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. As discussed in Note 4 to our unaudited consolidated financial statements, on October 19, 2020, the borrower under the FDP Term Loan received a letter from the administrative agent under the FDP Term Loan alleging an event of default under the FDP Term Loan as a result of the alleged breach of the 2018 Credit Agreement and outlining the 45-day cure period that will expire on December 3, 2020. On November 2, 2020, the borrower under the FDP Term Loan received a subsequent letter from the administrative agent asserting an event of default as a result of the filing of the Chapter 11 Cases and the automatic acceleration of the FDP Term Loan. The administrative agent under the FDP Term Loan is a party to the RSA, and PREIT has responded to the administrative agent with a letter expressly reserving its rights in connection with the FDP Term Loan and, in the event the Prepackaged Plan is not confirmed or the RSA is otherwise terminated, expressly reserving its rights under the RSA and the Prepackaged Plan.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The continued impact of COVID-19 on the economy and market conditions, together with delayed reopening of some tenants at our properties in the third quarter of 2020, was deemed to be a triggering event during the third quarter of 2020, which led to an impairment review. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, occupancy statistics, vacancy projections and tenants’ sales levels.

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

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income. We concluded that there was no impairment as of September 30, 2020. We continue to monitor potential triggering events throughout the year for impairment indicators.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended September 30, 2020 was $29.6 million compared to net income of $24.7 million for the three months ended September 30, 2019. This $54.3 million decrease was primarily due to: (a) a decrease in real estate revenue of $17.0 million resulting from the ongoing impact of COVID-19 on our tenants along with tenant requests for rent concessions; (b) a decrease in equity partnership income of $4.8 million due to the same reasons as described above; (c) an increase in interest expense of $4.7 million driven by higher revolving balances, our additional Bridge Facility entered into in August 2020 and higher interest rates in connection with our debt modifications; and (d) a non-recurring gain on debt extinguishment of $29.6 million recognized in the third quarter of 2019, which had a favorable impact on the prior year period; partially offset by a non-recurring gain on derecognition of property of $7.0 million resulting from assignment of operations at Valley View Mall to a receiver and a decrease in property operating expenses of $1.1 million related to ongoing impacts of COVID-19 during the third quarter of 2020.

Net loss for the nine months ended September 30, 2020 was $66.2 million compared to net income of $2.4 million for the nine months ended September 30, 2019. This $68.7 million decrease was primarily due to: (a) a decrease in real estate revenue of $52.2 million due to the COVID-19 related closure of our properties for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements and deferrals; (b) a decrease in equity partnership income of $8.9 million due to the same reasons as described above; (c) an increase in interest expense of $7.3 million driven by higher revolving balances, our new Bridge Facility and higher interest rates in connection with our debt modifications; and (d) a non-recurring gain on debt extinguishment recognized for the nine months ended September 30, 2019 of $24.8 million recognized for the nine months ended September 30, 2019, which had a favorable impact on the prior year period; partially offset by: (a) a decrease in property operating expenses of $7.9 million related to ongoing impacts of COVID-19 from the second and third quarters of 2020; (b) a decrease in general and administrative expenses of $2.7 million due to furloughs, headcount reductions and other cost reductions implemented in response to COVID-19; and (c) non-recurring gain on derecognition of property as described above, which provided a benefit of $7.0 million in the current year period and non-recurring gains on sales of real estate which provided a benefit of $8.5 million to the current year period.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2020 and 2019:

	Occupancy(1) at September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2020	2019	2020	2019	2020	2019
Retail portfolio weighted average:(3)
Total excluding anchors	88.1%	90.2%	88.2%	89.9%	88.1%	90.1%
Total including anchors	92.3%	92.7%	90.3%	91.8%	91.9%	92.5%
Core Malls weighted average:(4)
Total excluding anchors	90.0%	91.6%	81.9%	86.6%	89.1%	91.1%
Total including anchors	93.8%	94.8%	87.6%	90.9%	93.2%	94.4%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties excluding Fashion District Philadelphia because that property was under redevelopment until it opened in September 2019 and has not yet stabilized.
(4)

Core Malls excludes Fashion District Philadelphia, Exton Square Mall, power centers and Gloucester Premium Outlets. As of August 2020, the operations of Valley View Mall were assigned to a receiver on behalf of the lender of the mortgage loan secured by the property.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2020:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	5	8,194	1.8	$36.78	N/A	N/A	N/A	N/A	$-
Over 10k sf	-	-	-	-	N/A	N/A	N/A	N/A	-
Total New Leases	5	8,194	1.8	$36.78	N/A	N/A	N/A	N/A	$-

Renewal Leases
Under 10k sf	19	30,009	1.9	$66.82	$71.05	$(4.23)	(6.0%)	(9.1%)	$-
Over 10k sf	1	12,608	5.0	14.00	13.50	0.50	3.7%	3.7%	-
Total Fixed Rent	20	42,617	2.8	$51.19	$54.02	$(2.83)	(5.2%)	(8.1%)	$-
Total Percentage in Lieu	6	28,535	1.3	39.14	46.98	(7.85)	(16.7%)	N/A	-
Total Renewal Leases	26	71,152	2.2	$46.36	$51.20	$(4.84)	(9.5%)		$-
Total Non Anchor	31	79,346	2.2	$45.37
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

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2020:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	34	75,658	6.0	$40.60	N/A	N/A	N/A	N/A	$9.06
Over 10k sf	-	-	-	-	N/A	N/A	N/A	N/A	-
Total New Leases	34	75,658	6.0	$40.60	N/A	N/A	N/A	N/A	$9.06

Renewal Leases
Under 10k sf	81	201,084	2.6	$52.96	$56.33	$(3.37)	(6.0%)	(2.5%)	$0.01
Over 10k sf	3	61,345	4.5	15.92	16.28	(0.36)	(2.2%)	(12.8%)	-
Total Fixed Rent	84	262,429	3.1	$44.30	$46.97	$(2.67)	(5.7%)	(3.4%)	$0.01
Total Percentage in Lieu	24	76,509	1.3	33.64	44.38	(10.74)	(24.2%)	N/A	-
Total Renewal Leases (4)	108	338,938	2.7	$41.89	$46.38	$(4.49)	(9.7%)		$0.01
Total Non Anchor	142	414,596	3.3	$41.66
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
(4)

Includes 10 leases and 27,565 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		% Change 2019 to 2020	Nine Months Ended September 30,		% Change 2019 to 2020
(in thousands of dollars)	2020	2019		2020	2019
Real estate revenue	$63,849	$80,876	(21.1)%	$194,437	$246,629	(21.2)%
Property operating expenses	(33,045)	(34,165)	(3.3)%	(95,088)	(103,056)	(7.7)%
Other income	340	498	(31.7)%	764	1,440	(46.9)%
Depreciation and amortization	(34,420)	(31,236)	10.2%	(95,597)	(98,085)	(2.5)%
General and administrative expenses	(9,526)	(10,605)	(10.2)%	(30,790)	(33,419)	(7.9)%
Provision for employee separation expenses	(60)	(218)	(72.5)%	(1,173)	(1,078)	8.8%
Insurance recoveries, net	-	2,878	(100.0)%	586	4,494	(87.0)%
Project costs and other expenses	(124)	(80)	55.0%	(287)	(267)	7.5%
Interest expense, net	(20,260)	(15,534)	30.4%	(54,300)	(46,986)	15.6%
Gain on debt extinguishment, net	-	29,600	(100.0)%	-	24,832	(100.0)%
Gain on derecognition of property	7,006	-	100.0%	7,006	-	100.0%
Impairment of development land parcel	-	-	0.0%	-	(1,464)	(100.0)%
Equity in (loss) income of partnerships	(3,259)	1,531	(312.9)%	(2,798)	6,136	(145.6)%
Gain on sales of real estate by equity method investee	-	-	0.0%	-	553	(100.0)%
(Loss) gain on sales of real estate, net	(94)	1,171	(108.0)%	11,169	2,684	316.1%
Gain (loss) on sales of interests in non operating real estate	16	-	100.0%	(174)	-	100.0%
Net (loss) income	$(29,577)	$24,716	(219.7)%	$(66,245)	$2,413	(2,845.3)%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Contractual lease payments:
Base rent	$47,258	$53,688	$136,084	$163,676
CAM reimbursement income	8,974	10,816	29,043	33,365
Real estate tax income	7,999	9,114	25,015	27,494
Percentage rent	85	772	84	935
Lease termination revenue	2,011	11	2,236	480
	66,327	74,401	192,462	225,950
Less: credit losses	(7,853)	(1,091)	(14,149)	(2,282)
Lease revenue	58,474	73,310	178,313	223,668
Expense reimbursements	4,040	5,364	11,321	15,342
Other real estate revenue	1,335	2,202	4,803	7,619
Total real estate revenue	$63,849	$80,876	$194,437	$246,629

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

Real Estate Revenue

Real estate revenue decreased by $17.0 million, or 21%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to:

•

an increase of $6.4 million in same store credit losses due to increased accounts receivable balances from tenant bankruptcies and some struggling tenants across our portfolio that was exacerbated by mall closures as a result of COVID-19 starting in March 2020;

•

a decrease of $3.8 million in same store base rent due to a $2.2 million decrease related to tenant bankruptcies in 2019 and 2020 and a $1.8 million decrease related to COVID-19 mall closures and associated rent abatements partially offset by net new store openings over the previous twelve months;

•	a decrease of $2.4 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $1.9 million at non-same store properties Valley View Mall, due to its derecognition during the third quarter of 2020 and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, and a decrease in lease revenue from vacancies resulting from the COVID-19 pandemic;

•

a decrease of $1.3 million in same store common area expense reimbursements, including a decrease of $0.3 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $1.0 million due to a decrease in same store common area expense (see “-Property Operating Expenses”), as well as 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•	a decrease of $1.0 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “-Property Operating Expenses”); and

•

a decrease of $0.7 million in same store real estate tax reimbursements due to bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “-Property Operating Expenses”); partially offset by

•	an increase of $2.0 million in same store lease termination revenue, consisting of five tenants during the three months ending September 30, 2020.

Real estate revenue decreased by $52.1 million, or 21%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to:

•

a decrease of $18.8 million in same store base rent due to a $13.8 million decrease related to mall closures as a result of COVID-19 and associated rent abatements and reduced percent of sales revenue as well as a $6.5 million decrease related to tenant bankruptcies in 2019 and 2020, partially offset by $1.5 million from net new store openings over the previous twelve months;

•

an increase of $11.5 million in same store credit losses due to increased accounts receivable balances from tenant bankruptcies and some struggling tenants across our portfolio that was exacerbated by mall closures as a result of COVID-19 starting in March 2020;

•	a decrease of $7.8 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $6.1 million at non-same store properties Valley View Mall due to its derecognition during the third quarter of 2020 and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, vacancies and abatements resulting from the COVID-19 pandemic, as well as a decrease in lease revenue at Exton Square Mall due to the sale of an out parcel during the nine months ended September 30, 2019;

•	a decrease of $3.0 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “- Property Operating Expenses”);

•

a decrease of $2.8 million in same store common area expense reimbursements, including a decrease of $0.7 million associated with the straight lining of fixed common area expense reimbursements effective January 1, 2019 in accordance with ASC 842. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $2.1 million due to a decrease in same store common area expense (see “- Property Operating Expenses”), as well as 2019 bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and

•

a decrease of $1.5 million in same store real estate tax reimbursements due to bankruptcy store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “- Property Operating Expenses”); partially offset by

•

an increase of $1.8 million in same store lease termination revenue, including $2.2 million from the termination of leases with seven tenants during the nine months ending September 30, 2020, partially offset by $0.4 million received from seven tenants during the nine months ended September 30, 2019.

Property Operating Expenses

Property operating expenses decreased by $1.1 million, or 3%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to:

•	a decrease of $1.2 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $0.5 million in same store common area maintenance expense, including a $0.2 million decrease in utility expense, a $0.1 million decrease in personnel expense, and a $0.1 million decrease in housekeeping expense;

•	a decrease of $0.3 million at non-same store properties Valley View Mall and Exton Square Mall; and

•	a decrease of $0.2 million in same store tenant utility expense due to a combination of lower electricity usage and electricity rates; partially offset by

•	an increase of $1.2 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Property operating expenses decreased by $8.0 million, or 8%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to:

•

a decrease of $3.8 million in same store common area maintenance expense, including a $1.3 million decrease in cleaning expense and a $0.7 million decrease in security expense due to negotiated credits with our vendors while properties were closed, a $0.5 million decrease in snow removal expense due to lower snow fall amounts during the nine months ending September 30, 2020 across the Mid-Atlantic States, where many of our properties are located, and a $0.5 million decrease in utility expense;

•	a decrease of $3.8 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•	a decrease of $1.6 million in same store tenant utility expense due to a combination of lower electricity usage and electricity rates; and

•

a decrease of $1.1 million at non-same store properties Valley View Mall and Exton Square Mall due to a decrease in the real estate tax assessment value at Valley View Mall and a decrease in cleaning and security expenses at both properties due to negotiated credits with our vendors while properties were closed; partially offset by

•	an increase of $2.2 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.2 million, or 10.2%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to:

•

an increase of $3.7 million due to accelerated amortization of capital improvements associated with store closings and a higher asset base resulting from capital improvements related to new tenants at our same store properties; partially offset by

•	a decrease of $0.5 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019; and

Depreciation and amortization expense decreased by $2.5 million, or 3.0%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to:

•	a decrease of $1.7 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;

•

a decrease of $0.6 million at non-same store properties Exton Square Mall and Valley View Mall due to accelerated amortization of capital improvements associated with store closings during the nine months ended September 30, 2019, as well as a decrease in depreciation expense at Exton Square Mall due to the sale of an out parcel during the nine months ended September 30, 2019; and

•

a decrease of $0.3 million due to accelerated amortization of capital improvements associated with store closings during the nine months ended September 30, 2019, partially offset by accelerated amortization of capital improvements associated with store closings during the nine months ended September 30, 2020 and a higher asset base resulting from capital improvements related to new tenants at our same store properties.

General and administrative expenses

General and administrative expenses decreased by $1.1 million, or 10.2%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to lower payroll and incentive compensation expenses.

General and administrative expenses decreased by $2.6 million, or 7.9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower payroll and incentive compensation expenses.

Interest expense

Interest expense increased by $4.7 million, or 30.4%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 4.45% for the three months ended September 30, 2020 compared to 4.28% for the three months ended September 30, 2019. Our weighted average debt balance was $1,820.0 million for the three months ended September 30, 2020, compared to $1,700.0 million for the three months ended September 30, 2019.

Interest expense increased by $6.8 million, or 14.5%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 4.20% for the nine months ended September 30, 2020 compared to 4.26% for the nine months ended September 30, 2019. Our weighted average debt balance was $1,768.8 million for the nine months ended September 30, 2020, compared to $1,687.4 million for the nine months ended September 30, 2019.

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

Gain on derecognition of property

In August 2020, a court order assigned a receiver to operate Valley View Mall on behalf of the lender of the mortgage loan secured by the property. We no longer operate the property as a result of court order assigning the receiver. As a result, we derecognized the assets associated with Valley View Mall and recognized a gain on derecognition of property of $7.0 million in the consolidated statement of operations for the three and nine months ended September 30, 2020.

Impairment of Assets

There was no impairment of assets for the three months ended September 30, 2020 and 2019 or for the nine months ended September 30, 2020.

Impairment of development land parcel for the nine months ended September 30, 2019 was $1.5 million in connection with the sale of a land parcel in Gainesville, Florida.

Equity in (loss) income of partnerships

Equity in (loss) income of partnerships decreased by $4.8 million, or 312.9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower real estate revenues due to COVID-19 related property closures continuing into the third quarter of 2020.

Equity in income of partnerships decreased by $8.9 million, or 145.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the reasons described above for the three months ended September 30, 2020 and higher operating expenses, interest expense and depreciation and amortization at our partnership properties in 2020.

Gain on sales of real estate by equity method investee

There were no sales of real estate by equity method investees in the three months ended September 30, 2020 and 2019 or the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, a partnership in which we hold a 25% interest share sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

(Loss) gain on sales of real estate

During the three months ended September 30, 2020, we recorded unfavorable adjustments to previously recognized real estate sales described in the next paragraph, which resulted in a loss on sales of real estate of $0.1 million.

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

During the three months ended September 30, 2020, we recorded favorable adjustments to the previously recognized real estate sales described below.

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

Unconsolidated Properties and Proportionate Financial Information

The non-GAAP financial measures presented below incorporate financial information attributable to our share of unconsolidated properties. This proportionate financial information is non-GAAP financial information, but we believe that it is helpful information because it reflects the pro rata contribution from our unconsolidated properties that are owned through investments accounted for under GAAP using the equity method of accounting. Under such method, earnings from these unconsolidated partnerships are recorded in our statements of operations prepared in accordance with GAAP under the caption entitled “Equity in (loss) income of partnerships.”

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI excludes other income, general and administrative expenses, insurance recoveries, employee separation expenses, interest expense, depreciation and amortization, impairment of assets, gains/losses in sales of interest in non operating real estate, gain on sales of interest in real estate by equity method investee, gains/ losses on sales of interests in real estate, net, gain or loss on debt extinguishment, and project costs and other expenses, in addition to equity in loss/income of partnerships. We believe that net income is the most directly comparable GAAP measure to NOI.

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

The table below reconciles net (loss) income to NOI of our consolidated properties for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Net (loss) income	$(29,577)	$24,716	$(66,245)	$2,413
Other income	(338)	(498)	(765)	(1,440)
Depreciation and amortization	34,420	31,236	95,597	98,085
General and administrative expenses	9,526	10,605	30,790	33,419
Insurance recoveries, net	-	(2,878)	(586)	(4,494)
Provision for employee separation expenses	60	218	1,173	1,078
Project costs and other expenses	124	80	287	267
Interest expense, net	20,260	15,534	54,300	46,986
Impairment of development land parcel	-	-	-	1,464
Equity in loss (income) of partnerships	3,259	(1,531)	2,798	(6,136)
Gain on debt extinguishment, net	-	(29,600)	-	(24,832)
Gain on derecognition of property	(7,006)	-	(7,006)	-
Gain on sales of real estate by equity method investee	-	-	-	(553)
Loss (gain) on sales of interests in real estate, net	94	(1,171)	(11,169)	(2,684)
(Gain) loss on sales of interest in non operating real estate	(16)	-	174	-
NOI from consolidated properties	$30,806	$46,711	$99,348	$143,573

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019
Equity in (loss) income of partnerships	$(3,259)	$1,531	$(2,798)	$6,136
Other income	(12)	(24)	(38)	(46)
Depreciation and amortization	5,095	2,403	12,396	6,453
Interest and other expenses	2,942	2,823	8,733	8,414
NOI from equity method investments at ownership share	$4,766	$6,733	$18,293	$20,957

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended September 30, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$30,662	$43,858	$144	$2,853	$30,806	$46,711
NOI from equity method investments at ownership share	5,421	7,029	(655)	(296)	4,766	6,733
Total NOI	36,083	50,887	(511)	2,557	35,572	53,444
Less: lease termination revenue	2,011	55	-	-	2,011	55
Total NOI excluding lease termination revenue	$34,072	$50,832	$(511)	$2,557	$33,561	$53,389

Total NOI decreased by $17.9 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to (a) a $14.8 million decrease in Same Store NOI and (b) a decrease of $3.1 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due to lost revenues from bankrupt tenants, an increase in credit losses and a decrease in percentage of sales revenue due to COVID-19 related mall closures. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and derecognition of Valley View Mall in the third quarter of 2020. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the nine months ended September 30, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$98,169	$133,210	$1,180	$10,363	$99,349	$143,573
NOI from equity method investments at ownership share	17,510	21,148	784	(191)	18,294	20,957
Total NOI	115,679	154,358	1,964	10,172	117,643	164,530
Less: lease termination revenue	2,236	513	-	17	2,236	530
Total NOI excluding lease termination revenue	$113,443	$153,845	$1,964	$10,155	$115,407	$164,000

Total NOI decreased by $46.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to (a) a $38.7 million decrease in Same Store NOI and (b) a decrease of $8.2 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due to lost revenues from bankrupt tenants, an increase in credit losses and a decrease in percentage of sales revenue due to COVID-19 related mall closures. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and lower contributions from Exton Square Mall, resulting from an anchor closing and related co-tenancy revenue adjustments, the sale of an outparcel during the second quarter of 2019 and a decrease in other non-recurring revenues compared to 2019. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

We also present Funds From Operations, as adjusted, and Funds From Operations per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2020 and 2019, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense and insurance recoveries or losses, net, which affected our results of operations, but are not, in our opinion, indicative of our operating performance.

The following table presents a reconciliation of net (loss) income determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted, and FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, as adjusted for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(29,577)	$24,716	$(66,245)	$2,413
Depreciation and amortization on real estate:
Consolidated properties	34,053	30,948	94,538	97,126
PREIT’s share of equity method investments	5,095	2,402	12,396	6,453
Loss (gain) on sales of interest in real estate, net	94	(1,171)	(11,169)	(2,684)
Preferred share dividends declared and paid (1)	-	(6,843)	(13,688)	(20,531)
Funds from operations attributable to common shareholders and OP Unit holders	9,665	50,052	15,832	82,777
Gain on debt extinguishment, net	-	(29,600)	-	(24,832)
Gain on derecognition of property	(7,006)	-	(7,006)	-
Impairment of development land parcel	-	-	-	1,464
Provision for employee separation expense	60	218	1,173	1,078
Insurance recoveries, net	-	(2,878)	(586)	(4,494)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$2,719	$17,792	$9,413	$55,993
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$0.12	$0.63	$0.20	$1.05
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$0.03	$0.23	$0.12	$0.71
Weighted average number of shares outstanding	77,401	76,492	77,149	74,771
Weighted average effect of full conversion of OP Units	2,023	2,023	2,023	3,625
Effect of common share equivalents	357	332	411	375
Total weighted average shares outstanding, including OP Units	79,781	78,847	79,583	78,771

(1)  Does not include the impact of $6.8 million of accrued, undeclared and unpaid preferred share dividends for each of the three and nine months ended September 30, 2020. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was $9.7 million for the three months ended September 30, 2020, a decrease of $40.4 million, or 80.7%, compared to $50.1 million for the three months ended September 30, 2019.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.12 and $0.63 for the three months ended September 30, 2020 and 2019, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.03 and $0.23 for the three months ended September 30, 2020 and 2019, respectively.

FFO attributable to common shareholders and OP Unit holders was $15.8 million for the nine months ended September 30, 2020, a decrease of $67.0 million or, 80.9%, compared to $82.8 million for the nine months ended September 30, 2019.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.20 and $1.05 for the nine months ended September 30, 2020 and 2019, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.12 and $0.71 for the nine months ended September 30, 2020 and 2019, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding acquisitions and redevelopment and development projects, generally through our available working capital and our restructuring plan. Pursuant to the July 2020 amendments to our Credit Agreements as well as the Bridge Facility, as discussed further below and in Note 1 and Note 4 to our unaudited consolidated financial statements, we are prohibited from declaring or paying cash dividends on our common shares and preferred shares during the Suspension Period as well as while any event of default is continuing. See “Identical covenants and common provisions contained in the Credit Agreements” below for covenant information. We expect to spend approximately $27.9 million related to our capital improvements and development projects, however, the timing of this spending is uncertain.

During the third quarter of 2020, we received proceeds of $22.5 million through borrowings under our Bridge Facility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. During December 2019 and subsequently, we have executed agreements of sale that are expected to provide an aggregate of up to approximately $97.5 million in proceeds and net liquidity improvement. These agreements include the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. We have also executed letters of intent with other potential buyers to sell several land parcels for multifamily residential development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. During the third quarter of 2020, we terminated agreements for a sale-leaseback transaction for five properties with estimated proceeds of $153.6 million. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty, with several transactions not expected to close until 2021.

In October 2020, we entered into the RSA with certain of the lenders under our Credit Agreements. The RSA contemplates agreed-upon terms for a restructuring of the existing debt and certain other obligations of the Company Parties. The Restructuring is anticipated to be effected through either (i) an out-of-court restructuring on the terms set forth in the Out-of-Court Restructuring Term Sheet attached to the RSA or, if the Company is unable to obtain the consent of 100% of the lenders under the Credit Agreements, (ii) a prepackaged plan of reorganization on the terms set forth in the Plan Term Sheet attached to the RSA (the plan of reorganization described therein, the “Plan”), a solicitation of votes therefor, and the commencement by the Company of voluntary cases (the “Chapter 11 Cases”). The RSA was amended on October 16, 2020 and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation and the Chapter 11 Cases.

On November 1, 2020, we filed the Chapter 11 Cases with the United States Bankruptcy Court of Delaware to implement our Prepackaged Plan, which is intended to help us recapitalize our business and extend our debt maturities. We expect that the filing of the Chapter 11 Cases will permit us to continue business operations in compliance with the orders of the Bankruptcy Court and without interruption while we obtain the necessary approvals of our financial restructuring plan. The Prepackaged Plan is subject to the approval and monitoring of the US Bankruptcy Court of Delaware.

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

•	execution of a pre-packaged reorganization under the Prepackaged Plan and the effects of our commencement of Chapter 11 Cases;
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

For the third quarter of 2020, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect continued to have a significant impact on our operations, financial condition, liquidity and results of operations in the third quarter of 2020 and its impact is expected to continue through future periods. During the third quarter of 2020, we collected nearly 100% of our billed third quarter rents, however, a substantial amount of contractual rent receivables from prior quarters remain outstanding and are under negotiation. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so.

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

Credit Agreements

We have entered into three credit agreements: (1) the 2018 Credit Agreement, which, as described in more detail below, includes (a) the $375.0 million 2018 Revolving Facility, and (b) the $300.0 million 2018 Term Loan Facility, (2) the $250.0 million 2014 7-Year Term Loan Agreement (collectively, as amended, the “Credit Agreements”), and (3) the Bridge Facility. The 2018 Term Loan Facility and the 2014 7-Year Term Loan are collectively referred to as the “Term Loans.” As discussed further below and in Note 1 to our unaudited consolidated financial statements, on March 30, 2020 and again on July 27, 2020, we entered into amendments of our Credit Agreements. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days and again on September 30, 2020 to, among other things, extend the Suspension Period until October 31, 2020. Among other things, the March 2020 amendments reduced the aggregate Revolving Commitments under the 2018 Revolving Facility by $25.0 million to $375.0 million. The $375.0 million aggregate Revolving Commitments under the 2018 Credit Agreement were permanently terminated pursuant to the July 2020 amendment to the 2018 Credit Agreement. On August 11, 2020, we entered into the Bridge Facility which provided for up to $30.0 million of additional term loans and an original maturity date of September 30, 2020. Subsequent to August 11, 2020, references to the Credit Agreements include the Bridge Facility. On September 30, 2020, we amended our Credit Agreements to, among other things, extend the Suspension Period and the maturity date of the Bridge Facility until October 31, 2020 and to provide for the ability to request additional commitments of up to $25.0 million under our Bridge Facility. The September 2020 amendments also eliminated the minimum liquidity requirement under each of the 7-Year Term Loan Agreement and 2018 Credit Agreement. We subsequently amended the Bridge Facility on October 16, 2020 to, among other things, increase the aggregate amount of commitments thereunder by $25.0 million.

As of September 30, 2020, we had borrowed $538.0 million available under the Term Loans, the full $375.0 million under the 2018 Revolving Facility and $22.5 million under our Bridge Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2020 is net of $1.5 million of unamortized debt issuance costs.

Identical covenants and common provisions contained in the Credit Agreements

See Note 4 to our unaudited consolidated financial statements for a description of the identical covenants and common provisions contained in the Credit Agreements.

On March 30, 2020, and again on July 27, 2020, we entered into amendments of our Credit Agreements. The primary purpose of the March amendments was to provide certain debt covenant relief through September 30, 2020. Our Credit Agreements were also amended on May 1, 2020 to extend the required delivery date of compliance certificates covering the fiscal quarter ended March 31, 2020 by six days. Further deterioration in our financial results due to COVID-19 affected our ability to comply with our financial covenants prior to September 30, 2020. In anticipation of not meeting certain financial covenants as of June 30, 2020, we entered into the July 2020 amendments, which suspended certain debt covenants from and including June 30, 2020 until but excluding August 31, 2020, reduced our minimum liquidity requirement from $25 million to $8.5 million during the debt covenant suspension period, which was initially extended until September 30, 2020 based on our fulfillment of certain conditions including entering into the Bridge Facility and agreeing to a non-binding term sheet to terms of further amendments to our Credit Agreements and further extended until October 31, 2020 by additional amendments to our Credit Agreements entered into on September 30, 2020 (such period, the “Suspension Period”) and permit limited additional debt. The September 2020 amendments eliminated the minimum liquidity requirement under the Credit Agreements. The July 2020 amendments prohibit us from taking any action (or omitting from taking any action) during the Suspension Period where such action would be otherwise prohibited to be taken or omitted during the existence of a default or event of default, including but not limited to making certain Restricted Payments (as defined in the Credit Agreements), creating, assuming or incurring liens on our assets, income or profits, and engaging in certain transactions regarding mergers, acquisitions and sales of assets, in each case unless permitted by the Credit Agreements. Restricted Payments (as defined in the Credit Agreements) include cash dividends with respect to our shares. As such, the Credit Agreements, as amended, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. As discussed, above on September 30, 2020 we executed additional amendments to extend the Suspension Period through October 31, 2020.

On November 1, 2020, as a result of obtaining approval of approximately 95% of the lenders under the Credit Agreements, but not 100%, we filed the Chapter 11 Cases petition in the United States Bankruptcy Court for the District of Delaware to implement our Prepackaged Plan. Under the Prepackaged Plan, the Company would be recapitalized and its debt maturities extended. The filing of the Chapter 11 Cases permits us to continue business operations in compliance with the orders of the Bankruptcy Court and without interruption while we obtain necessary approvals of the restructuring plan. The Prepackaged Plan is subject to approval by the United States Bankruptcy Court for the District of Delaware. Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy our financial obligations that may arise in 2020, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements and continue as a going concern.

As a result, management evaluated whether this was mitigated by our approved plans and expectations for the applicable period under the second step of the going concern accounting standard. Our ability to meet our ongoing obligations and fund recurring costs of operations, particularly in light of the costs associated with our bankruptcy proceedings and the current COVID-19 pandemic and resulting adverse impacts on our business, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate the Prepackaged Plan or an alternative restructuring transaction, (v) the cost, duration and outcome of the Chapter 11 Cases; (vi) our execution of the sale of certain real estate assets, which sales would provide cash, and (vii) controlling costs. While certain of these factors are within management’s control to some extent, all of them involve performance by third parties and therefore cannot be considered probable of occurring.

The filing of the Chapter 11 Cases constitutes an event of default under the Credit Agreements, however, any efforts to enforce the payment obligations under the Credit Agreements are automatically stayed as a result of the Chapter 11 Cases and the lenders’ rights of enforcement are subject to the Bankruptcy Code.

See “Item 1A. Risk Factors—If we are unable to comply with the covenants in our credit agreements, we might be adversely affected,”“—We have determined that there is substantial doubt about our ability to continue as a going concern,” “—We are subject to the risks and uncertainties associated with Chapter 11 proceedings, which could have a material adverse effect on our business, financial condition, results of operations and liquidity,” “—The RSA is subject to significant conditions and milestones that may be beyond our control, depend on the actions of third parties and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Prepackaged Plan could be materially and adversely affected,” and “—As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.”

Interest Rate Derivative Agreements

As of September 30, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.4 million, maturing on various dates through May 2023. We entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

We made no swap payments in May and June 2020 and were not required to pay in July or August 2020. Beginning in September 2020, the payments increased to make up for the deferrals.

We assessed the effectiveness of these swap agreements as hedges at inception and continue to do so on a quarterly basis. As of September 30, 2020, we considered these interest rate swap agreements to be highly effective as cash flow hedges.

As of September 30, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $27.7 million. If we had breached any of the default provisions in these agreements as of September 30, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $30.1 million. We had not breached any of these provisions as of September 30, 2020.

The carrying amount of the associated assets are recorded in “Deferred costs and other assets,” liabilities are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and consolidated statements of comprehensive income.

Mortgage Loan Activity

During the nine months ended September 30, 2020, we entered into forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Metroplex, Springfield Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods range from August 2020 through February 2021 depending on the terms of the specific agreements.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain derecognition of property during the three months ended September 30, 2020 and have recorded the mortgage balance and an offsetting contract asset on our balance sheet as of September 30, 2020, both of which will be eliminated when the property foreclosure sale is completed.

Mortgage Loans

As of September 30, 2020, our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Five of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at September 30, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which have been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 2.42% at September 30, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at September 30, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our consolidated mortgage loans as of September 30, 2020:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Principal payments	$55,030	$5,759	$31,876	$12,989	$4,406
Balloon payments	837,000	27,161	545,194	53,299	211,346
Total	892,030	$32,920	$577,070	$66,288	$215,752
Less: unamortized debt issuance costs	1,182
Carrying value of mortgage notes payable	$890,848

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2020 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Mortgage loan principal payments	$892,030	$32,920	$577,070	$66,288	$215,752
Term Loans	560,500	22,500	244,545	293,455	—
2018 Revolving Facility	375,000	—	375,000	—	—
Interest on indebtedness(1)	158,650	20,867	112,743	18,659	6,381
Operating leases	10,404	126	1,812	1,774	6,692
Ground leases	53,777	437	3,319	3,168	46,853
Development and redevelopment commitments(2)	27,914	24,175	3,739	—	—
Total	$2,078,275	$101,025	$1,318,228	$383,344	$275,678

(1)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(2)

The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2020, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. As of September 30, 2020, we believe we have satisfied this obligation.

Preferred Share Dividends

On August 12, 2020, in connection with the Company’s negotiation of amendments to its Credit Agreements, the Company announced that all dividends on common and Preferred Shares will be suspended for the Suspension Period and as a result, we did not pay dividends during the third quarter of 2020. In addition to complying with any applicable contractual limitations, the declaration and payment of future quarterly dividends remains subject to the board of trustees’ determination.

CASH FLOWS

Net cash used in operating activities totaled $8.8 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $79.7 million for the nine months ended September 30, 2019. This decrease in cash provided by operating activities was due to changes in working capital between periods, dilution from assets sold in 2019, and distributions from partnerships, among other factors.

Cash flows used in investing activities were $61.2 million for the nine months ended September 30, 2020 compared to cash flows used in investing activities of $87.9 million for the nine months ended September 30, 2019. Cash flows used in investing activities for the nine months ended September 30, 2020 included $21.9 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $20.2 million, investments in partnerships of $30.2 million (primarily at Fashion District Philadelphia), and real estate improvements of $27.7 million (primarily related to ongoing improvements at our properties).

Cash flows provided by investing activities for the nine months ended September 30, 2019 included $44.2 million of proceeds from asset sales including the sale of two land parcels and two outparcels, the sale of a mortgage loan and cash distributions of proceeds from real estate sold by an equity method investee, as well as $7.0 million of insurance proceeds, and $25.0 million of distributions from the draws under our expanded Fashion District Philadelphia term loan. Cash flows used in investing activities included additions to construction in progress of $86.2 million, investments in partnerships of $55.2 million (primarily at Fashion District Philadelphia), and real estate improvements of $21.5 million (primarily related to ongoing improvements at our properties).

Cash flows provided by financing activities were $92.9 million for the nine months ended September 30, 2020 compared to cash flows used in financing activities of $6.4 million for the nine months ended September 30, 2019. Cash flows provided by financing activities included $120.0 million in net borrowings under our 2018 Revolving Facility, $22.5 million of net borrowing under our Bridge Facility and $4.5 million of proceeds from the note payable described in Note 4 to our unaudited consolidated financial statements. Cash flows used in financing activities for the nine months ended September 30, 2020 included aggregate dividends and distributions of $32.2 million, and principal installments on mortgage loans of $9.5 million and net repayments of term loans of $12.0 million.

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

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of all or a portion of rent based on a percentage of a tenant’s sales revenue, or sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the November/December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and a higher number of tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first and second quarters. Our concentration in the retail sector increases our exposure to seasonality and has resulted, and is expected to continue to result, in a greater percentage of our cash flows being received in the fourth quarter. We expect holiday season sales levels at our properties to be impacted by the continuing effects of COVID-19 given the reduced traffic and the COVID-19 mitigation measures implemented by many of our tenants.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	the ability to implement a restructuring of our indebtedness in accordance with the RSA, including by confirming and consummating a plan of reorganization or otherwise;

•

risks attendant to the bankruptcy process, including our ability to obtain court approvals with respect to motions filed in the Chapter 11 Cases, the outcomes of court rulings and the Chapter 11 Cases in general and the length of time that we may be required to operate in bankruptcy;

•	the effectiveness of the overall restructuring activities pursuant to the Chapter 11 Cases and any additional strategies that we may employ to address our liquidity and capital resources;
•

the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases, which may interfere with the ability to confirm and consummate a plan of reorganization;

•

restrictions on us due to the terms of any interim and final orders that we may seek from the Bankruptcy Court authorizing our use of cash collateral securing the indebtedness under the Bridge Facility;

•	our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;
•	the COVID-19 global pandemic and the public health and governmental actions in response, which have and may continue to exacerbate many of the risks listed below;
•	our ability to implement plans and initiatives to adequately address the “going concern” considerations described in Note 1 to our unaudited consolidated financial statements;
•	changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
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
•

our substantial debt and the liquidation preference of our preferred shares and our high leverage ratio and our ability to remain in compliance with our financial covenants under our debt facilities and obtain additional debt covenant relief under our debt facilities as those debt facilities may be restructured in connection with the Chapter 11 Cases;

•	our ability to raise capital, including through sales of properties or interests in properties and through the issuance of equity or equity-related securities if market conditions are favorable;
•	our ability to pay dividends; and
•	potential dilution from any capital raising transactions or other equity issuances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2020, our consolidated debt portfolio consisted of $890.8 million of fixed and variable rate mortgage loans (net of debt issuance costs), $293.5 million borrowed under our 2018 Term Loan Facility, which bore interest at a rate of 4.5%, $244.5 million borrowed under our 2014 7-Year Term Loan, which bore interest at a rate of 2.41% and $22.5 million borrowed under our Bridge Facility, which bore interest at 9.0%. As of September 30, 2020, $375.0 million was outstanding under our 2018 Revolving Facility, which bore interest at a rate of 4.15%.

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Five of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.08% at September 30, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and, taking into consideration the impact of interest rate swaps, had a weighted average interest rate of 2.41% at September 30, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at September 30, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2020	$32,500	4.01%	$22,920		8.64%
2021	16,297	4.01%	435,867	(2)	2.38%
2022	302,539	3.96%	441,912	(2)	3.66%
2023	59,883	3.99%	293,455	(2)	4.50%
2024 and thereafter	222,156	4.04%	—		—

(1)	Based on the weighted average interest rates in effect as of September 30, 2020.
(2)	Includes Term Loan debt of $560.5 million with a weighted average interest rate of 3.77% as of September 30, 2020.

As of September 30, 2020, we had $1,194 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

As of September 30, 2020, we had interest rate swap agreements outstanding with an aggregate weighted average interest rate of 2.13% on a notional amount of $794.4 million maturing on various dates through May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2020 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $48.3 million at September 30, 2020. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $20.3 million at September 30, 2020. Based on the variable rate debt included in our debt portfolio at September 30, 2020, a 100 basis point increase in interest rates would have resulted in an additional $4.0 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $4.0 million annually.

Because the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, and have concluded as follows:

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

See Note 4 to our unaudited consolidated financial statements for information related to the Chapter 11 Cases that were filed on November 1, 2020.

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

We are subject to the risks and uncertainties associated with Chapter 11 proceedings, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

On November 1, 2020, the Company and certain of the Company’s wholly owned direct and indirect subsidiaries (together, the “Debtors”) filed a voluntary Chapter 11 Cases petition in the United States Bankruptcy Court for the District of Delaware to implement a prepackaged financial restricting plan (the “Prepackaged Plan”). The Company Parties have filed a motion with the Bankruptcy Court seeking joint administration of the Chapter 11 Cases under the caption In re Pennsylvania Real Estate Investment Trust, et al. (Case No. 20-12737). As previously reported, on October 7, 2020, we entered into a Restructuring Support Agreement (the “RSA”) with certain of the lenders under our Credit Agreements that contemplates agreed-upon terms for a financial restructuring of the existing debt and certain other obligations of the Company Parties thereunder through a prepackaged plan of reorganization on the terms set forth in the term sheet attached to the RSA pursuant to the Chapter 11 Cases. Under the RSA, subject to certain terms and conditions, the consenting lenders have agreed, among other things, to (i) take all commercially reasonable actions necessary to facilitate the consummation of the Prepackaged Plan and refrain from taking any actions inconsistent therewith, and not fail or omit to take an action that is required by the RSA, applicable law, or the In-Court Definitive Documents (defined in the RSA); (ii) not object to, delay, impede, or take any other action that may reasonably be expected to interfere with the consummation of the Prepackaged Plan; (iii) negotiate in good faith the In-Court Definitive Documents and execute, deliver and perform thereunder to implement the Prepackaged Plan; (iv) timely vote and consent to accept the Prepackaged Plan; (v) support and take all reasonable actions necessary or appropriate to consummate the exit financing arrangements; (vi) timely vote against and not solicit any alternative restructuring; and (vii) except as permitted in the RSA, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by such consenting lender.

The Company Parties will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Prepackaged Plan and requested first-day relief, which was subsequently granted, anticipate the continued payment of employee wages and benefits without interruption and that trade claimants and other unsecured creditors that continue to work with the Company Parties on existing terms will be paid in full and in the ordinary course of business.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases are ongoing, our management team will be required to spend a significant amount of time and effort dealing with the reorganization, which will pull resources away from our business operations. For the duration of the Chapter 11 Cases, our operations and ability to execute our business plans, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy.  These risks include the following:

•	our ability to obtain confirmation of the Prepackaged Plan under the Chapter 11 Cases and successfully consummate the restructuring;
•

our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	our ability to obtain timely approval by the Bankruptcy Court with respect to the motions filed in the Chapter 11 Cases;
•

objections to the Prepackaged Plan or other pleadings filed that could protract the Chapter 11 Cases and third party motions which may interfere with the Company’s ability to consummate the restructuring contemplated by the RSA or an alternative restructuring;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating financing during the pendency of the Chapter 11 Cases;

•	the potential for the NYSE to act in accordance with Rule 802.01D in its Listed Company Manual to suspend and delist our shares in connection with the Chapter 11 Cases;
•	increased administrative and legal costs related to the Chapter 11 process;
•

our level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any exit financing, that may limit our operational and financial flexibility; and

•

our ability to continue as a going concern and our ability to maintain relationships with tenants, employees and other third parties as a result of such going concern, the implementation of the Prepackaged Plan and the Chapter 11 Cases.

Bankruptcy proceedings also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer a proceeding related to a bankruptcy continues, the more likely it is that our tenants would lose confidence in our ability to reorganize our businesses successfully and may seek to establish alternative commercial relationships. It is not possible to predict the outcome of any bankruptcy proceeding, and in connection with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations or cash flows.

The bankruptcy process involves the actions and decisions of creditors, regulators and other third parties that may have an interest in the Chapter 11 Cases, and no assurances can be made regarding the actions of those third parties or our ability to obtain court approvals with respect to motions filed in the Chapter 11 Cases or obtain favorable court rulings in the Chapter 11 Cases. Even if the Prepackaged Plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement strategic initiatives and generally maintain favorable relationships and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.

The RSA is subject to significant conditions and milestones that may be beyond our control, depend on the actions of third parties and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Prepackaged Plan could be materially and adversely affected.

The RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Prepackaged Plan and effectiveness thereof and obtaining approval of debtor-in-possession financing. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The RSA may be terminated upon the occurrence of certain events, including the failure to meet such milestones. Should a termination event occur, all obligations of the parties to the RSA will terminate. A termination of the RSA may result in the loss of support for the Prepackaged Plan, which could adversely affect our ability to confirm and consummate the Prepackaged Plan. If the Prepackaged Plan is not consummated, there can be no assurance that any new restructuring plan would be as favorable to holders of claims as the current Prepackaged Plan and our Chapter 11 Cases could become protracted, which could significantly and detrimentally impact our relationships with tenants and other stakeholders.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the duration of the Chapter 11 Cases. We cannot assure you that cash flow from operations and the availability of financing will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate the Prepackaged Plan or an alternative restructuring transaction, (v) the cost, duration and outcome of the Chapter 11 Cases; (vi) our execution of the sale of certain real estate assets, which sales would provide cash, and (vii) controlling costs. While certain of these factors are within management’s control to some extent, all of them involve performance by third parties and therefore cannot be considered probable of occurring.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Prepackaged Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Our common shares could be delisted from the NYSE if we fail to meet applicable continued listing requirements, which could have materially adverse effects on our business.

On September 25, 2020, we received notice from the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual, which requires listed companies to maintain an average closing price of at least $1.00 per share over a consecutive 30-day trading period.

Under NYSE rules, we have ten business days following receipt of the notice to respond to the NYSE and indicate its intent to cure this deficiency or be subject to suspension and delisting. We notified the NYSE, within the required ten business day period, that we intend to cure the deficiency. Under NYSE rules, we have six months from the date of the notice to regain compliance with the minimum share price requirement.

We intend to consider all available options to cure the deficiency and regain compliance. The notice does not affect our ongoing business operations or our reporting requirements with the SEC. Although at the time of this filing we do not expect the NYSE to do so, in accordance with Rule 802.01D of the NYSE’s Listed Company Manual, the NYSE may suspend and delist our common shares and/or preferred shares in connection with the filing of the Chapter 11 Cases discussed above.

The threat of delisting and/or a delisting of our common shares could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common shares;
•	reducing the number of investors willing to hold or acquire our common shares; and
•	reducing our ability to retain, recruit and motivate our directors, officers and employees.

The COVID-19 global pandemic and the public health and governmental actions in response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are uncertain, rapidly changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

While we have taken several responsive steps (including staff reductions, reduction of capital expenditures and operating expenses, execution of modifications to our debt facilities and instruments, including mortgage loans secured by certain of our properties, and suspension of share dividends given the restrictions in our credit facilities, we anticipate that further actions will be necessary to address the impacts of the pandemic. The spread of COVID-19 and measures taken to reduce its spread subjects us to a variety of risks and could result in the following impacts, some of which have already occurred and could continue and increase the longer the crisis continues:

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
•

creation of other risks that may impact us or exacerbation of existing risks, including the risks described in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Our future credit facilities, including any exit financing related to the Prepackaged Plan, will likely contain customary affirmative and negative covenants and require us to meet numerous financial tests, including tests relating to our leverage, unencumbered debt yield, interest coverage, fixed charge coverage, tangible net worth, corporate debt yield and facility debt yield. These covenants are expected to place limitations on our ability to make distributions to shareholders other than to preserve REIT status and could limit our ability to respond to changes and competition, reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, or make capital expenditures, and restrict our ability to pursue acquisitions, redevelopment and development projects. We expect the current conditions in the economy and the retail industry, particularly in light of the COVID-19 pandemic, the resulting unprecedented global economic disruption (including disruptions to our and our tenants’ businesses and operations) and ongoing social unrest, to continue to affect our operating results, even after emerging from bankruptcy.

Our inability to comply with the terms of our credit agreements, including any financial covenants contained therein, could result in a breach and a possible event of default, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, and/or declare amounts outstanding to be immediately due and payable. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. No assurance can be provided that we would be able to liquidate assets in a timely fashion or in satisfaction of our obligations. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders in the future. Further, a breach and a possible event of default under any exit financing could also prevent us from successfully implementing the Prepackaged Plan or emerging successfully from bankruptcy.

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management considered the following: (i) the various instruments of indebtedness, including mortgage loans; (ii) our expected ability to control operational costs, including the costs associated with the Chapter 11 Cases and implementing the Prepackaged Plan; (iii) recurring costs of operating our business; and (iv) our ability to generate cash flows, including through the sale of certain real estate assets. As a result of the considerations articulated below, absent approval of the Prepackaged Plan, management concluded there is substantial doubt about our ability to continue as a going concern.

Although we plan to control costs, sell certain real estate assets and work with our lenders to implement the Prepackaged Plan in accordance with the RSA, among other steps, there are inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and our ability to satisfy financial obligations that may arise over the applicable twelve month period. Our ability to fund recurring costs of operations, particularly in light of the costs associated with our current bankruptcy proceedings and the current COVID-19 pandemic and resulting adverse impacts on our business, depends on, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate the Prepackaged Plan or an alternative restructuring transaction, (v) the cost, duration and outcome of the Chapter 11 Cases; (vi) our execution of the sale of certain real estate assets in the ordinary course of business, which sales would provide cash, and (vii) controlling costs. While certain of these factors are within management’s control to some extent, all of them involve performance by third parties and therefore cannot be considered probable of occurring.

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

Social unrest and acts of vandalism or violence could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection and looting in geographic regions where our properties are located. Such events may result in property damage and destruction and in restrictions, curfews, or other governmental actions that could give rise to significant changes in economic conditions and cycles, which may adversely affect our financial condition and operations.

There have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the U.S. While the majority of protests have been peaceful, looting, vandalism and fires have taken place in certain places, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and duration of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2020 and the average price paid per share (in thousands of shares).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	—	$—	—	$—
August 1 - August 31, 2020	—	—	—	—
September 1 - September 30, 2020	—	—	—	—
Total	—	$—	—	$—

Limitation on the Payment of Dividends

Our Credit Agreements, as amended, restrict our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period until October 31, 2020. See Note 4 to our unaudited consolidated financial statements for a description of our Credit Agreements and the referenced restrictions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Defaults on Indebtedness

As discussed in Note 4 to our unaudited consolidated financial statements, we received Reservation Letters from the administrative agent under our Credit Agreements alleging certain events of default thereunder. We have responded to the administrative agent that we dispute the lenders’ characterization of the situation described in the Reservation Letters and that these events do not constitute an event of default under any of the Credit Agreements.

As discussed in Note 4 to our unaudited consolidated financial statements, the filing of the Chapter 11 Cases constitutes an event of default that accelerated our obligations under each of our Credit Agreements and may also constitute a cross-default under certain property-level debt facilities.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of September 30, 2020, the cumulative amount of unpaid dividends on the preferred shares totaled $6.9 million.

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

10.1

Seventh Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc. Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of July 27, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference.

10.2

Second Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial parties thereto, dated as of July 27, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference.

10.3

Forbearance Agreement, effective as of July 1, 2020, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance Annuity Association of America, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 11, 2020, is incorporated herein by reference.

10.4

Credit Agreement, dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A filed on August 14, 2020, is incorporated herein by reference.

10.5

Eighth Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of September 30, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.6

Third Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of September 30, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.7

First Amendment to Credit Agreement dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, dated as of September 30, 2020, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.8

Restructuring Support Agreement, dated October 7, 2020, by and among Pennsylvania Real Estate Investment Trust and the other parties thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 14, 2020, is incorporated herein by reference.

10.9

Second Amendment to Credit Agreement dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, dated as of October 16, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.10

Amendment and Waiver to Restructuring Support Agreement, dated as of October 16, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.11*

Second Amendment to Restructuring Support Agreement, dated as of October 23, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees (filed herewith).

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 9, 2020
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer