Form 10-K
period 2020-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2021-03-16
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value, as of June 30, 2020, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $103.4 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒     No   ☐

On March 9, 2021, 79,270,322 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A relating to its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	the effectiveness of our financial restructuring and any additional strategies that we may employ to address our liquidity and capital resources in the future;
•	our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;
•	the COVID-19 global pandemic and the public health and governmental response, which have and may continue to exacerbate many of the risks listed below;
•	changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
•

current economic conditions, including current high rates of unemployment and its effects on consumer confidence and spending, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;

•	our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•	our ability to maintain and increase property occupancy, sales and rental rates;
•	increases in operating costs that cannot be passed on to tenants;
•	the effects of online shopping and other uses of technology on our retail tenants;
•	risks related to our development and redevelopment activities, including delays, cost overruns and our inability to reach projected occupancy or rental rates;
•	social unrest and acts of vandalism or violence at malls, including our properties, or at other similar spaces, and the potential effect on traffic and sales;
•	our ability to sell properties that we seek to dispose of or our ability to obtain prices we seek;
•	potential losses on impairment of certain long-lived assets, such as real estate, including losses that we might be required to record in connection with any disposition of assets;
•	our substantial debt and our ability to remain in compliance with our financial covenants under our debt facilities;
•	our ability to raise capital, including through sales of properties or interests in properties, subject to the terms of our Credit Agreements; and
•	potential dilution from any capital raising transactions or other equity issuances.

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

SUMMARY OF RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

•

The COVID-19 global pandemic and the public health and governmental response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

•	We emerged from bankruptcy on December 10, 2020, which could adversely affect our business and relationships.
•

Store closings, leasing and construction delays, lease terminations, tenant financial difficulties and tenant bankruptcies have in the past and could in the future adversely affect our financial condition and results of operations.

•	Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.
•

Approximately 36% of our non-anchor leases expire in 2021 or 2022 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.

•

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, our liquidity and financial condition, and our stock price.

•

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

•

We might be unable to effectively manage any redevelopment and development projects involving a mix of uses, or other unique aspects, such as a project located in a city rather than a suburb, which could affect our financial condition and results of operations.

•	Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expenses may increase in the future, reducing our cash flows.
•

The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

•	Conditions in the U.S. economy might adversely affect our cash flows from operations.
•

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

•	The benefits of our redevelopment of The Gallery at Market East into Fashion District Philadelphia may not be realized as expected and our financial results could be adversely affected.
•

We have invested and may in the future invest in partnerships with third parties to acquire, develop or redevelop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

•

Our business could be harmed if members of our corporate management team terminate their employment with us or otherwise are unable to continue in their current capacity or we are unable to attract and retain talented employees.

•	If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.
•	We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.
•	Inflation may adversely affect our financial condition and results of operations.
•

We face risks associated with, and have experienced, security breaches through cyber attacks. A significant privacy breach or IT system disruption could adversely affect our business and we might be required to increase our spending on data and system security, which could adversely affect our financial condition.

•

We might not be successful in identifying suitable acquisitions, completing acquisitions, or integrating any properties we acquire, which might adversely affect our financial condition or results of operations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

•	Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.
•	We are subject to risks that affect the retail real estate environment generally.

•	The retail real estate industry is highly competitive, and this competition could harm our ability to operate profitably.
•	Acts of violence or war or other terrorist activity, including at our properties, could adversely affect our financial condition and results of operations.
•	Social unrest and acts of vandalism or violence could adversely affect our business operations.
•

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

•

We have substantial debt and stated value of preferred shares outstanding, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.

•	The covenants in our Credit Agreements limit our ability to take certain actions, which could adversely affect our business and our ability to raise capital.
•	If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.
•

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

•	We might not be able to refinance our existing obligations or obtain the capital required to finance our activities.
•	Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.
•

Our hedging arrangements might not be successful in limiting our risk exposure, and we might incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

•	We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.
•

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

•	Our organizational documents contain provisions that might discourage a takeover of us and depress our share price.
•	Limited partners of PREIT Associates may vote on certain fundamental changes we propose, which could inhibit a change in control that might otherwise result in a premium to our shareholders.
•

We have, in the past, and might again, in the future, enter into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, that might affect our ability to sell or refinance some of our properties that we might otherwise want to sell or refinance, which could harm our financial condition.

RISKS RELATING TO OUR SECURITIES

•	We could face adverse consequences as a result of the actions of activist shareholders.
•

A few significant shareholders may influence or control the direction of our business, and, if the ownership of our common shares continues to be concentrated, or becomes more concentrated in the future, it could prevent our other shareholders from influencing significant corporate decisions.

•	Holders of our common shares might have their interest in us diluted by actions we take in the future.
•	Many factors, including changes in interest rates and the negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.
•	We do not anticipate paying dividends on our shares in the foreseeable future.
•

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, to the extent we pay dividends in the future, which might have an adverse effect on the market value of our securities.

•	Our common shares could be delisted from the NYSE if we fail to meet applicable continued listing requirements, which could have materially adverse effects on our business.
•

Any additional issuances of preferred shares in the future might adversely affect the earnings per share available to common shareholders and amounts available to common shareholders for any future payments of dividends.

TAX RISKS

•	If we were to fail to qualify as a REIT, our shareholders would be adversely affected.
•

We might be unable to comply with the strict income distribution requirements applicable to REITs, or compliance with such requirements could adversely affect our financial condition or cause us to forego otherwise attractive opportunities.

•	There is a risk of changes in the tax law applicable to REITs or our tenants.
•	We could face possible adverse federal, state and local tax audits and changes in state and local tax laws, which might result in an increase in our tax liability.

PART I

ITEM 1.     BUSINESS.

OVERVIEW

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 26 retail properties, of which 25 are operating properties and one is a development property. The 25 operating properties include 20 shopping malls and five other retail properties, have a total of 19.8 million square feet and are located in nine states. We and partnerships in which we hold an interest own 15.4 million square feet at these properties (excluding space owned by anchors or third parties). There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and excluding properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia opened on September 19, 2019. Fashion District Philadelphia is an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street. Joining Century 21 (which has since closed in 2020) and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi-offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M have opened Philadelphia flagship stores at the property since its opening in September 2019. Fashion District Philadelphia is owned by our joint venture entity with our joint venture partner, the Macerich Company (“Macerich”). As of January 1, 2021, Macerich is responsible for the operations of Fashion District Philadelphia.

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. In general, our malls include tenants that are national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen, children’s, men’s), shoes, eyewear, cards and gifts, jewelry, sporting goods, home furnishings and personal care items, among other things. In recent years, we have increased the portion of our mall properties that is leased to non-traditional mall tenants. Approximately 27% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion.

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

The largest core mall in our retail portfolio is 1.4 million square feet and contains 170 stores, and the smallest core mall is 0.5 million square feet and contains 79 stores. The other properties in our retail portfolio range from 370,000 to 780,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2020, 81% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 2.0% to 10.0%, with approximately 92% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•	Raising capital by monetizing embedded value in the portfolio to enhance our liquidity position and reducing debt and leverage to improve the balance sheet;
•	Selling off non-core properties and underperforming assets;
•	Raising the overall level of quality of our portfolio and of individual properties in our portfolio;

•	Improving the operating results of our properties; and

•	Taking steps to position the Company for future growth opportunities.

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

Liquidity. As of December 31, 2020, our consolidated balance sheet reflected $43.3 million in cash and cash equivalents. We believe that this amount and future net cash provided by operations, together with the available credit under the First Lien Revolving Facility (as defined below and assuming continued compliance with the financial covenants thereunder) and other sources of capital, provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Annual Report on Form 10-K.

Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2020 we completed the sale of ten outparcels for total consideration of $23.1 million. Since we began our disposition program in 2012, we have sold 17 malls, four power centers, two street retail properties, three office properties and multiple land parcels and other real estate assets for a total of $909.7 million. The proceeds generated from these sales were reinvested in our existing redevelopment program or used to repay debt. In September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. In August 2020, we derecognized the assets of Valley View Mall as a result of a court order assigning a receiver, however, we continue to recognize the mortgage until the property foreclosure sales process is complete. We are currently under contract to sell five additional land outparcels and expect to close the transactions in 2022 or 2023. We have executed an agreement of sale for a hotel site at one of our malls that we expect to close in 2021 and are actively marketing two other sites.

We expect to continue to look for opportunities to sell non-core assets, including land parcels, to residential, hotel and office developers at some of our mall properties.

Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio

Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its Net Operating Income, or “NOI” (a non-GAAP measure; as defined below) from higher productivity properties and from properties located in major metropolitan markets. We hold ownership interests in 10 properties in the Philadelphia metro area, four properties in the Washington, D.C. metro area and one property in the Boston-Providence metro area. One method we have used and continue to use for raising the level of quality of our portfolio is disposing of assets that had certain economic features, such as sales productivity or occupancy levels below the average for our portfolio and significantly lower expected income due to anchor closures. We currently have one non-core mall (“Non-Core Malls”), Exton Square Mall, which we designated as a Non-Core Mall in 2018 because we have completed the first phase of a redevelopment with the opening of Whole Foods and the sale of a land parcel to a multifamily developer as part of our densification effort (as discussed below), and are continuing to consider the possible inclusion of other non-retail uses on the site. A second Non-Core Mall, Valley View Mall, was derecognized in the third quarter as a result of a receiver being assigned to manage the property. A third Non-Core Mall, Wyoming Valley Mall, was conveyed to the lender of the mortgage loan secured by that property in 2019.

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

Densification. We seek to maximize the value of our retail properties by adding other uses where appropriate. We believe that by incorporating residential, hotel or office uses into some of our retail properties, we will increase the value of those properties. The addition of other property types to our sites may provide synergies to both the retail and non-retail uses. The presence of residents, hotel guests or office workers in close proximity to the retail center may result in additional visits to the retail property We have executed an agreement of sale for a hotel site at one of our malls that we expect to close in 2021. In 2020, we entered into agreements of sale for the sale of parcels for anticipated multifamily development at five sites on, or adjacent to, our mall properties.

Since 2014, we, along with our 50/50 joint venture partner, Macerich, have been engaged in a redevelopment of Fashion District Philadelphia (formerly The Gallery). In connection therewith, we contributed and sold real estate assets to the venture and Macerich acquired its interest in the venture and real estate from us for $106.8 million in cash. We and Macerich are jointly and severally responsible for a minimum investment in the project of $300.0 million. Fashion District Philadelphia is in a key location in central Philadelphia, strategically positioned above regional mass transit, adjacent to the convention center and tourism sites, and amidst numerous offices and residential sites. See below under ‘Financing Activity’ for a description of our loan secured by the Fashion District Philadelphia properties, which was amended in 2020. Since January 1, 2021, Macerich is responsible for the operations of Fashion District Philadelphia.

An important aspect of any redevelopment project is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be relocated or closed as space for the redevelopment is aggregated, which affects overall tenant sales and rental rates. As Fashion District Philadelphia was being redeveloped, occupancy, sales and NOI decreased from their levels prior to the commencement of the redevelopment. We expect those trends to reverse as the newly constructed space is completed, leased and occupied. On September 19, 2019, Fashion District Philadelphia, an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street, opened. Joining Century 21 (which subsequently closed in 2020) and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi-offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M opened Philadelphia flagship stores at the property. Fashion District is expected to have additional tenant openings throughout 2021.

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

Vacant Anchor Replacements. In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. Since 2012, we have reduced the number of Sears locations from 27 to 4, the number of Macy’s locations from 25 to 14, and the number of J.C. Penney locations from 29 to 11.

From the beginning of 2018 through December 31, 2020, nine department stores within our core portfolio were recaptured or closed. To date, all or a significant portion of these former department stores have tenants that either opened, are currently under construction, or have leases that are executed or near execution.

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

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for space adjacent to Burlington, but have experienced delays due to the impact of the COVID-19 pandemic.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our credit agreements. These steps might include (i) making additional borrowings under our credit agreements (assuming availability and continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, or (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs.

Improving the Operating Results of Our Properties

We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.

Occupancy. We continue to work to increase non-anchor and total occupancy in our properties, both of which have been negatively impacted by the COVID-19 pandemic and tenant bankruptcies. From 2019 to 2020, total occupancy for our retail portfolio including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement) decreased 450 basis points to 88.1%, and total occupancy at our malls other than the Non-Core Malls (such other malls, the “Core Malls”) decreased 520 basis points to 90.3%.

In connection with the remerchandising plans at several of our properties, we are seeking or have obtained tenants for new spaces of different types, such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 27% of our mall space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.

Rental Rates and Releasing Spreads. Although we have been taking steps to seek positive rent spreads as we renew leases and enter into new leases, during the challenging 2020 operating environment, total renewal spreads decreased 4.2% on all non-anchor leases. As discussed above, since 2012, we have sold 17 low-productivity or underperforming malls. In 2020, we derecognized the assets of Valley View Mall as the property was assigned to a receiver. We continue to recognize the mortgage until the property is sold through the foreclosure process. In 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage secured by the property. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.

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

External Opportunities. Although it is not currently a primary focus, we may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities would likely involve some use of debt or equity capital.

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

In light of the redevelopment and densification opportunities in our existing portfolio, the capital required to complete these investments, and the limitations under our credit facilities, together with a limited availability of properties that meet our investment criteria, we are not currently emphasizing external opportunities as part of our growth strategy.

Organic Opportunities. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as entertainment, education, health care, government and childcare, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. We are increasingly focused on bringing such nontraditional tenants to our properties, and we believe that such uses will increase traffic and enable us to generate additional revenue and grow the value of the property.

RECENT DEVELOPMENTS

Financial Restructuring

Voluntary Prepackaged Chapter 11 Cases and Emergence from Bankruptcy

On November 1, 2020, we and certain of our wholly owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Our chapter 11 cases were jointly administered for procedural convenience under the caption In re Pennsylvania Real Estate Investment Trust, et al., Case No. 20-12737 (KBO) (collectively, the “Chapter 11 Cases”). On November 30, 2020, the Bankruptcy Court entered an order, confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries (with Additional Technical Modifications As of November 20, 2020) (the “Plan”). The Plan became effective and we emerged from bankruptcy on December 10, 2020 (the “Effective Date”).

Prior to commencing the Chapter 11 Cases, on October 7, 2020, the Debtors entered into a Restructuring Support Agreement (as subsequently amended, the “RSA”) with certain lenders party to our then-existing credit agreements. The RSA set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Debtors, and on the other hand, certain lenders, in connection with our financial restructuring. The RSA automatically terminated pursuant to its terms on the Effective Date.

Although the filing of the Chapter 11 Cases constituted an event of default under the terms of our then-existing credit agreements, resulting in the automatic and immediate acceleration of our obligations thereunder, any efforts to enforce our payment obligations under those agreements were automatically stayed in connection with the Chapter 11 Cases, and our lenders’ rights of enforcement in respect of the agreements were subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To the extent the commencement of the Chapter 11 Cases constituted a cross-default under certain property-level debt facilities, ground leases, operating leases and other contractual and non-contractual obligations of our non-Debtor affiliates, enforcement efforts as against such non-Debtors were not stayed by virtue of the Chapter 11 Cases commenced by the Debtors and only enforcement as against the Debtor on account of guaranties, if any, or other similar arrangements, if applicable, were stayed.

During the pendency of the Chapter 11 Cases, we conducted normal business activities without interruption. As contemplated by the Plan, we are continuing our day-to-day operations substantially as conducted prior to the Chapter 11 Cases, and all of our commercial and operational contracts and leases in effect prior to the Effective Date remain in effect after the Effective Date in accordance with their terms. The Plan did not restructure our equity, and all of the outstanding equity interests in PREIT remained outstanding and unmodified following the Effective Date. Each Debtor continues to exist after the Effective Date in the same form as prior to the Effective Date. The Board of Trustees also remains unchanged.

Implementation of the Plan

On the Effective Date, we entered into (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), as well as (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements replaced our previously existing secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (together with the 7-Year Term Loan, the “Prepetition Unsecured Credit Agreements”).

The Credit Agreements each provide for a two-year maturity, subject to a one-year extension at the borrowers’ option, subject to (i) minimum liquidity of $35.0 million, (ii) a minimum corporate debt yield of 8.0%, (iii) a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties (defined in the Credit Agreements) as determined by an appraisal and (iv) no default or event of default existing and our representations and warranties being true in all material respects. The loans under the Credit Agreements are repayable in full at maturity, subject to mandatory prepayment provisions in the event of certain events including asset sales, incurrence of indebtedness, issuances of equity and receipt of casualty insurance proceeds. Subject to certain limited exceptions, the terms of our Credit Agreements place restrictions on, among other things, our ability to make certain restricted payments (including payments of dividends), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests of our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain, and any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness. For a detailed description of the terms of the Credit Agreements, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and note 4 to our consolidated financial statements.

Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 12 of our subsidiaries’ properties, including nine malls and three additional parcels. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors pursuant to pledge agreements, in each case subject to limited exceptions.

As of the Effective Date, our capital structure consists of (i) the First Lien Revolving Facility; (ii) the First Lien Term Loan Facility; (iii) the Second Lien Term Loan Facility; (iv) reinstated secured property-level debt; (v) assumed (or reinstated, as the case may be) general unsecured debt payable in the ordinary course of business of the reorganized Company; (vi) reinstated specified derivatives, each being amended by an amendment to the applicable ISDA master agreement, with most obligations thereunder secured pari passu with the facilities under the First Lien Credit Agreement; and (vii) the existing, unmodified equity in the Company.

Below is a summary of the treatment that the holders of allowed prepetition unsecured claims against the Debtors received under the Plan (except to the extent a different treatment was agreed to by the Debtors and the applicable holder of an allowed claim) in exchange for full and final satisfaction, settlement, release and discharge of their claims:

•

Each swap agreement, as amended, was reinstated and assumed with our obligations under the assumed swap agreements secured pari passu with the facilities under the First Lien Credit Agreement (except for one derivative provider that elected to remain unsecured); although a derivative provider that was not a party to the RSA could terminate its swap agreement, thus being entitled to receive the incremental loans under the Second Lien Term Loan Facility equal to the termination value of the specified derivatives, none of the derivative providers terminated their swap agreements.

•

Each holder of an allowed claim under the Prepetition Unsecured Credit Agreements received: (A) a payment in cash of such holder’s pro rata share (calculated based on such holder’s loan commitment under the First Lien Revolving Facility) of the exit commitment fee; plus (B) first, on a dollar-for-dollar basis on account of such holder’s allowed claim under the Prepetition Unsecured Credit Agreements, its pro rata share (calculated based on such holder’s commitment of loans under the First Lien Revolving Facility) of the principal amount of loans under the First Lien Term Loan Facility; and (C) second, on a dollar-for-dollar basis on account of such holder’s remaining allowed claim under the Prepetition Unsecured Credit Agreements (if any), the principal amount of loans under the Second Lien Term Loan Facility in a principal amount equal to such remaining allowed claim.

•

Subject to the terms of the Plan, each prepetition lender under the Prepetition Unsecured Credit Agreements committed itself for all of its full pro rata share (based on its holdings of loans under the Prepetition Unsecured Credit Agreements) of the First Lien Revolving Facility. Subject to the terms and conditions of the First Lien Credit Agreement, (A) on the Effective Date, the amounts borrowed under the Bridge Credit Agreement were rolled into the First Lien Revolving Facility; and (B) after the Effective Date, the available proceeds of the First Lien Revolving Facility have been and will continue to be used for working capital, general corporate purposes and other permitted uses, consistent with an approved annual business plan.

•

On the Effective Date, (A) the First Lien Term Loan Facility and the Second Lien Term Loan Facility were used to refinance the allowed claims in respect of the indebtedness under the Prepetition Unsecured Credit Agreements as set forth in the Plan and pursuant to the terms and conditions of the First Lien Credit Agreement and the Second Lien Credit Agreement, respectively; (B) the Prepetition Unsecured Credit Agreements and any documents ancillary thereto were cancelled; and (C) each holder of an allowed claim in respect of the indebtedness under the Prepetition Unsecured Credit Agreements became bound by the terms and conditions of the First Lien Credit Agreement and/or the Second Lien Credit Agreement (as applicable).

•

All other allowed general unsecured claims against the Debtors, with all associated rights and defenses, were reinstated, riding through the bankruptcy unaffected as if the bankruptcy cases were never commenced.

Operating Performance

Our net loss increased by $253.7 million to a net loss of $266.7 million for the year ended December 31, 2020 from a net loss of $13.0 million for the year ended December 31, 2019. The change in our 2020 results of operations was primarily due to (a) a loss on remeasurement of FDP's assets and an other than temporary impairment on our investment in FDP totaling $148.5 million; (b) a decrease in real estate revenue of $74.0 million due to the COVID-19 related closure of our properties for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements; (c) a decrease in equity partnership income of $13.8 million due to COVID-19 related closures and rent concessions at our equity investees’ properties; (d) an increase in interest expense of $20.4 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; and (e) a non-recurring gain on debt extinguishment recognized for the year ended December 31, 2019 of $24.9 million, which had a favorable impact on the prior year period; partially offset by: (a) a decrease in property operating expenses of $9.7 million related to ongoing impacts of COVID-19 since the second quarter of 2020; (b) a non-recurring gain on derecognition of property, which provided a benefit of $8.1 million in the current year period; and (c) a non-recurring gain on sales of real estate, which provided a benefit of $11.4 million in the current year period.

Funds From Operations (“FFO”), a non-GAAP measure, decreased 101.6% from the prior year, and FFO as adjusted, also a non-GAAP measure, decreased 101.2% from the prior year. Adjustments to FFO included a gain on derecognition of Valley View Mall, reorganization expenses, loss on hedge ineffectiveness and a loss on debt extinguishment recognized in the fourth quarter 2020 as a result of our financial restructuring. FFO as adjusted per diluted share decreased 101.2% from 2019.

Same Store net operating income (“Same Store NOI”), a non-GAAP measure, decreased 27.7% over the prior year. Same Store NOI, excluding lease termination revenue, decreased 28.2% compared to 2019.

Renewal spreads at our properties decreased 3.6% on non-anchor leases under 10,000 square feet and decreased 11.3% for non-anchor leases of at least 10,000 square feet.

Retail portfolio occupancy at December 31, 2020 was 88.1%, a decrease of 450 basis points compared to 2019. Non-anchor occupancy was 87.8%, a decrease of 390 basis points compared to 2019. Core Mall occupancy decreased by 520 basis points to 90.3%. Core Mall non-anchor occupancy was 89.4%, a decrease of 350 basis points.

Descriptions of each non-GAAP measure mentioned above, NOI, Same Store NOI, FFO, FFO, as adjusted, and FFO as adjusted per diluted share, as well as the related reconciliation to the comparable GAAP measures, are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES”.

Financing Activity

As described above, in connection with our financial restructuring and emergence from the Chapter 11 Cases, we entered into two secured credit agreements: (a) the First Lien Credit Agreement, which includes (i) the First Lien Revolving Facility and (ii) the First Lien Term Loan Facility, and (b) the Second Lien Credit Agreement, which includes the Second Lien Term Loan Facility. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” As described further above and in note 4 to our consolidated financial statements, the Credit Agreements refinanced the credit agreements that were outstanding prior to the Effective Date, pursuant to the terms of the Plan, and those credit agreements previously in effect were cancelled as of the Effective Date. As of December 31, 2020, aggregate borrowings under the Credit Agreements were as follows: (a) $54.8 million under the First Lien Revolving Facility, (b) $384.1 million under the First Lien Term Loan Facility, and (c) $538.0 million under the Second Lien Term Loan Facility. For a detailed description of the terms of our Credit Agreements, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and note 4 to our consolidated financial statements.

PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and Macerich, previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to the Macerich lender prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. For a description of the terms of the FDP Loan Agreement, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements—FDP Loan Agreement” and note 3 to our consolidated financial statements.

Mortgage Loan Activity. During the year ended December 31, 2020, we executed forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, the duration of repayment obligations for deferred amounts spans from four to six months. The repayment periods range from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we have not paid the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice has been filed and operations of the property were assigned to a receiver in August 2020.

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

We have two wholly-owned property mortgage loans maturing in 2021. While mortgage interest rates remain relatively low, we intend to continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. In February 2021, we amended our Woodland Mall mortgage loan to provide for an extension option, which will extend the maturity date to December 10, 2022. We intend to exercise this extension option.

As part of our capital strategy, in the past, we have taken steps to restructure our debt and credit facilities to align with our needs and goals at such time (including by implementing the Plan upon our emergence from the Chapter 11 Cases) and we intend to continue to evaluate our debt and credit facilities going forward. See “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” for a detailed description of the terms of our Credit Agreements.

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

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of various types of financial instruments. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof depending on our underlying exposure, and subject to our ability to satisfy collateral requirements and the terms of our Credit Agreements.

Capital Availability

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we ordinarily fund most of our significant capital requirements through secured and unsecured indebtedness, sales of properties or interests in properties and, when appropriate, the issuance of additional debt, equity or equity-related securities. As described above, the terms of our Credit Agreements and the existing cumulative unpaid dividends on our preferred shares create significant limitations on our ability to raise capital, including in the capital markets.

Aggregate borrowings under our $130.0 million First Lien Revolving Facility may be limited by the debt yield covenants included in our Credit Agreements. The maximum amount that was available to be borrowed by us under our First Lien Revolving Facility as of December 31, 2020 was $75.2 million. As of the filing date of this Annual Report on Form 10-K, $54.8 million was outstanding under the First Lien Revolving Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. We believe that we will have adequate access to capital to fund the remaining cost of our redevelopment program, which we currently estimate to be $16.9 million. Our continued ability to borrow under the Credit Agreements and any other indebtedness that we have or may obtain will be subject to compliance with the covenants in the Credit Agreements or in the debt agreement governing such other indebtedness. These covenants impose restrictions that limit our ability to raise capital, including by requiring us to use cash proceeds from certain capital events to prepay our debt in certain circumstances. Furthermore, as a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2020, held a 97.5% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

When we seek to make acquisitions, competitors (such as institutional investors, other REITs and other owner-operators of retail properties) might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

GOVERNMENT REGULATIONS

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

SUSTAINABILITY

We strive to be socially and environmentally conscious. We now have the capacity to produce more than 8 million kilowatt hours of electricity per year from solar arrays at five of our properties. The annual environmental benefit accrued through the production of renewable energy at these five properties is equivalent to a reduction in greenhouse gas emissions from more than 1,200 passenger vehicles. During 2020, we completed an LED retrofit at Dartmouth Mall which is expected to reduce our kilowatt hour usage by approximately 467,000 hours. We also currently offer electric vehicle charging stations at five of our properties.

HUMAN CAPITAL

As of December 31, 2020, we had 175 employees at our properties and in our corporate office.

Our key human capital management objectives are to attract, retain and develop the highest quality talent to enhance our mission of enriching communities through the built environment. To support these objectives, our human resources programs are designed to: reward and support employees through competitive pay, benefits, and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire and develop talent and facilitate internal talent mobility; and evolve and invest in technology, tools, and other resources for our employees.

We embrace diversity as valuable to a well-functioning company and provide equal opportunities without regard to race, color, religion, national origin, age, sexual orientation, gender/gender identity, disability, status as a protected veteran, or any other characteristic protected by applicable federal, state and local laws. We also endeavor to maintain workplaces that are free from discrimination or harassment on the basis of any such status or characteristic. In 2020, we hosted a black-owned business showcase at Woodland Mall and endeavor to host several similar showcases throughout our portfolio in the future due to the positive response.

Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement, including by conducting an annual culture survey to engage employees and identify opportunities for improvement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management. Our employees are offered regular opportunities to participate in professional development programs, including tuition reimbursement, continuing education reimbursement, and leadership training. During December 2019, we relocated our corporate headquarters to an office that is designed to create a better sense of place and pride and to cultivate a more collaborative work environment.

The health and safety of our employees is a high priority, in particular during the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating safe work environments for our employees by taking additional measures such as additional work from home flexibility, increased cleaning protocols, mask wearing in our corporate office and at our properties and enhanced communication and engagement regarding Company responses to the pandemic. We also offer wellness initiatives for our employees, such as Wholebeing programs on demand.

Additionally, we are committed to sustainability and giving back to the communities in which we operate. In 2020, our properties supported several charitable organizations, hosting blood and food drives, among other community-facing initiatives, in response to the pandemic. Our corporate giving program raised funds and awareness for various charitable and non-profit organizations.

As a result of the COVID-19 pandemic and resulting economic disruption, together with the preexisting economic challenges facing the retail industry, the Company implemented reductions-in-force and unpaid furloughs in 2020. In order to attempt to ease the effects of such actions, the Company extended health insurance to furloughed employees for certain periods and encouraged use of the Company’s existing wellness and mental health services through its employee assistance program. The Company has since brought furloughed employees back to full pay.

None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

CORPORATE HEADQUARTERS

Our principal executive offices are currently located at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania 19103. In December 2018, we entered into a lease for this office space with Brandywine Realty Trust. Our lead independent trustee is also a trustee of Brandywine Realty Trust. The lease commenced in late December 2019 and our corporate office opened on January 2, 2020 at the One Commerce Square location. Our principal executive offices during 2019 were located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102. We had leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities.

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

ITEM 1A.    RISK FACTORS.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

The COVID-19 global pandemic and the public health and governmental response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

The 2020 global outbreak of a novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020, resulted in travel restrictions, business closures, property shutdowns, government-imposed stay-at-home orders and the implementation of “social distancing” and certain other measures to prevent the further spread of the virus, all of which have adversely impacted, and will likely continue to impact, our operations, business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The continued spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets, a rise in unemployment levels, decreases in consumer confidence levels and spending, and an overall worsening of U.S. economic conditions. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2021 and potentially future periods, will be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life will last based on the current virus spread rate in the United States. New or renewed restrictions may be implemented in response to evolving conditions and overall uncertainty about the timing of widespread availability of vaccines. Given the unprecedented and continually evolving developments, we cannot reasonably predict or estimate its ultimate impact on us or our tenants, or on our ability or the ability of our tenants to resume more normal operations. Additionally, other future global health crises could result in significant effects on regional and global economies and on our business, financial condition, liquidity and results of operations.

While we have taken several responsive steps (including staff reductions, reduction of capital expenditures and operating expenses, and restructuring our debt, we anticipate that further actions may be necessary to adapt our business and address the impacts of the pandemic. The spread of COVID-19 and measures taken to reduce its spread subject us to a variety of risks and could result in the following impacts, some of which have already occurred and could continue and increase the longer the crisis continues:

•	resumed property shutdowns or more onerous restrictions at any or all of our retail properties across the nine states in which we operate;
•

tenant failures to pay rent timely, resulting in revenue decreases from our properties and many requests from our tenants for rent relief or deferral and our decision to pursue litigation against several tenants;

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
•

negative effects on our operations as a result of quarantines, social distancing measures, public safety concerns and limitations on the nature and scope of activities at our properties required by state regulations, as well as limited public adherence to suggested safety measures that could continue to result in new or renewed property closures as well as increased costs to comply with enhanced health, sanitation and social distancing measures;

•	decreased operating performance from reductions in property revenue and cash flows;
•	potential reductions in the carrying value of our retail properties or other impairments of our assets;
•

our inability to meet the requirements of the covenants in our credit facilities or increases in our cost of capital that make obtaining additional capital more difficult or available only on terms less favorable to us;

•	negative effects on our liquidity position and the cost of and ability to access funds from financial institutions and capital markets;
•	delays to capital raise initiatives; and
•	creation of other risks that may impact us or exacerbation of existing risks, including the risks described in this section.

Ultimately, the significance of COVID-19 or another pandemic in the future on our business remains highly uncertain and will depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing of widespread availability of vaccines, the effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and business operations and the length of time that such measures remain in place or are renewed, and implementation of additional governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic. While we have experienced and expect to continue to experience an adverse impact on our business, financial condition, liquidity and results of operations, we cannot estimate the extent to which COVID-19 will impact our future business, financial condition, liquidity or results of operations.

We emerged from bankruptcy on December 10, 2020, which could adversely affect our business and relationships.

It is possible that our recent bankruptcy filing and emergence from chapter 11 bankruptcy proceedings could adversely affect our business and relationships with tenants, employees and other constituents. Due to uncertainties, many risks exist, including the following:

•	our ability to renew existing leases and compete for new business may be adversely affected;
•	our ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•	our ability to attract and retain tenants may be negatively impacted;
•	suppliers of our redevelopment and other projects could terminate their relationship or require financial assurances or enhanced performance; and
•

to the extent the commencement of the Chapter 11 Cases constituted a cross-default under certain property-level debt facilities, ground leases, operating leases and other contractual and non-contractual obligations of our non-Debtor affiliates, such cross-defaults may have adverse effects on the affected facilities, leases and other contractual relationships.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation.

Store closings, leasing and construction delays, lease terminations, tenant financial difficulties and tenant bankruptcies have in the past and could in the future adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business, including as a result of the tenant’s failure to adapt its business model to the current consumer landscape, that might weaken its financial condition. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under some of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales, including due to factors such as tenants’ failure to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, could directly affect our results of operations, and in some cases allow these tenants to cancel their leases pursuant to a sales termination clause. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject its leases, and we cannot be sure that it will assume its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such past-due balances in addition to the rejection damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, at attractive rates, or at all. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent to be paid. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which could adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants that have been adversely affected by challenging economic conditions, which has been exacerbated by the impacts of the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Current Economic Conditions and Our Near Term Capital Needs” for information regarding tenants in bankruptcy. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites, the continued expansion of e-commerce generally, and changes resulting from the COVID-19 pandemic and measures taken to reduce its spread, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. Further, our tenants may fail to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, which could result in an increase in store closings, tenant bankruptcies or requests for rent relief, particularly among anchor tenants. We have been affected by anchor store closings in the past, including a particularly elevated number of closings in 2020 and cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations and cash flows. Although we are adapting our business to reduce reliance on traditional anchor department stores, closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Approximately 36% of our non-anchor leases expire in 2021 or 2022 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.

The current conditions in the economy, including changes in the means and patterns of consumer behavior generally and particularly in light of the COVID-19 pandemic, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers, combined in some circumstances with overleveraged retailer balance sheets in recent years has resulted in bankruptcies, store closings, consolidations of operations, and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2021 or 2022, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, our liquidity and financial condition, and our stock price.

As further described in Part II, Item 9A of this report, in the course of completing our assessment of internal control over financial reporting as of December 31, 2020, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020. Specifically, we identified deficiencies in the control environment that aggregate to a material weakness. These deficiencies related to (i) attracting and retaining sufficient personnel with requisite financial expertise, (ii) the assessment of the risk of fraud, including risks of management override of controls and proper segregation of duties, and (iii) assessing changes in the external environment and the potential impact of those changes on the design, operating effectiveness and monitoring of internal controls over financial reporting. The Company was unable to maintain a sufficient complement of accounting and financial reporting personnel to effect certain of our internal controls over financial reporting and respond to the financial reporting impacts of the environment we operated in during 2020. The Company was also unable to ensure appropriate segregation of duties as it relates to the preparation and review of journal entries. The material weakness contributed to the potential for there to have been material accounting errors in substantially all financial statements account balances and disclosures. Additionally, certain management review controls that would serve to prevent or detect material misstatements in our financial statements did not operate with an appropriate level of precision, primarily due to the impact of the variability of the results from operating retail properties during a global pandemic, including an increase in tenants with past due receivables and the impact of abatements and deferrals on those amounts.

Management has begun the process of evaluating the material weakness and developing its full remediation plan, as further described in Part II, Item 9A of this report. Until our remediation plan is fully implemented, management will continue to devote time and attention to these efforts. If we do not implement, test and effectively complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which, if not agreed to, could adversely impact our liquidity and financial condition. Among other adverse consequences, investors could lose confidence in our reported financial information, which could lead to a decline in our stock price. In addition, we could be subjected to regulatory scrutiny, investigations by the NYSE, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources. We could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

The investments we have made in redeveloping older properties and developing new properties could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition and results of operations, including, among others:

•	higher than anticipated construction costs, including labor and material costs;
•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;
•

timing delays due to the COVID-19 pandemic, weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization;
•	inability to achieve financing on favorable terms, or at all;
•	the offer of inducements (including rent reduction, tenant allowance, and rent abatement) to tenants; and
•	the impact of co-tenancy requirements as a result of our inability to meet a projected timeline.

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

The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, are likely to involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. When a development or redevelopment project includes a non-retail use, we might seek to sell the rights to that component to a third-party developer with experience in that use, or we might seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of FDP, either in a partnership with another developer (like with Macerich for FDP) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop a specific component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the component ourselves (including providing any necessary financing). Additionally, in connection with our restructuring in 2020, Macerich will now substantially control the FDP joint venture’s operations and, subject to limited exceptions, control major decisions. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development such as FDP, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.

Expense reimbursements are relatively low and might continue to be relatively low. Also, operating expenses may increase in the future, reducing our cash flows.

Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our new leases are continuing to incorporate terms providing for fixed CAM reimbursement or caps on the rate of annual increases in CAM reimbursement. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM reimbursement provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has affected and could, in the future, adversely affect our net effective rent and our results of operations. Further, if a property is not fully occupied, as it typically is not, we are required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by tenants, which would adversely affect our results of operations.

Our properties are also subject to the risk of increases in CAM costs and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance on and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. A significant portion of our operating expenses are managed through contracts with third-party vendors. Vendor consolidation could result in increased expense for such services.  In addition, in recent years, municipalities have sought to raise real estate taxes paid by our property in their jurisdiction because of their strained budgets, our recent redevelopment of such property or for other reasons. In some cases, our mall might be the largest single taxpayer in a jurisdiction, which could make real estate tax increases significant to us. If operating expenses increase, the availability of other comparable retail space in the specific geographic markets where our properties are located might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. We did not record any noncash impairment charges on our long-lived assets in 2020. Our 2019 impairment analyses resulted in noncash impairment charges on long-lived assets of $5.0 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of the respective dates on which the impairments were recognized. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Impairment.”

Conditions in the U.S. economy might adversely affect our cash flows from operations.

The U.S. economy has continued to experience relatively slow income growth, increased health care costs and reduced or fluctuating business and consumer confidence and retail sales. Particularly in light of the COVID-19 pandemic, the U.S. economy experienced a sharp downturn in economic activity and a deterioration in the labor market in 2020. Changes in the patterns of consumer spending, consumer confidence and seasonal spending have led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to store closings, delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This has affected our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders, and we expect these impacts to continue. These conditions could have a material adverse effect on our financial condition and results of operations.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, and to a lesser extent, the Washington, D.C. metropolitan areas. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends, changing demographics and urbanization, availability and costs of financing, construction costs, income, unemployment, declining real estate values, local real estate conditions, sales and property taxes and tax laws, and weather conditions are particularly adverse in these areas, our results of operations will be affected to a greater degree than companies that do not have concentrations in these regions. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations and cash flow would be adversely affected.

The benefits of our redevelopment of The Gallery at Market East into Fashion District Philadelphia may not be realized as expected and our financial results could be adversely affected.

We, along with our joint venture partner, The Macerich Company, undertook the significant redevelopment of Fashion District Philadelphia (“FDP”). FDP opened in 2019, but full occupancy has not yet been achieved, and stabilization is currently anticipated to be realized in 2022. Although FDP is expected to generate a positive contribution and provide for future growth, operating FDP involves a number of risks, including those that are financial and operational in nature. For example, FDP may under-perform relative to our expectations or not perform in accordance with our anticipated timetable or it may place unanticipated demands on our resources. Additionally, in connection with our restructuring in 2020, Macerich will now substantially control the joint venture’s operations and, subject to limited exceptions, control major decisions. If we are unable to realize the expected benefits of our investment in this joint venture, our financial results could be adversely affected.

We have invested and may in the future invest in partnerships with third parties to acquire, develop or redevelop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

We have invested and may in the future invest as a partner with third parties in the acquisition or ownership of existing properties or the development of new properties, in contrast to acquiring or owning properties or developing projects by ourselves. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have primary control over the acquisition, disposition, development, redevelopment, financing, leasing, management, budgeting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us, if at all. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.

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

The profitability of each partnership we enter into with a third party that has short-term financing or debt requiring a balloon payment is dependent on the subsequent availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we might have to rely on other sources of short-term financing or equity contributions. Although these partnerships are not wholly-owned by us, if any obligations were recourse, we might be required to pay the full amount of any obligation of the partnership, or we might elect to pay all of the obligations of such a partnership to protect our equity interest in its properties and assets. This could cause us to utilize a substantial portion of our liquidity sources or operating funds and could have a material adverse effect on our operating results.

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

Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and Mario C. Ventresca, Jr., our Chief Financial Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. We have entered into employment agreements with Joseph F. Coradino, our Chief Executive Officer, and Mario C. Ventresca, Jr., our Chief Financial Officer. Each of these individuals could elect to terminate their respective agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally could harm our business and our prospects. Further, if we undertake certain cost-savings and restructuring initiatives in the future, they may be disruptive to our workforce and operations and adversely affect our financial results, because they may impact employee morale and may impair our ability to attract and retain talent.

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

If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage loan or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expense to repair or rebuild the property. These types of events could adversely affect our cash flow and results of operations.

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

We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $10.0 million per occurrence and $10.0 million in the aggregate over our two-year policy term. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. In addition, our business relationships with our tenants and vendors involve the storage and transmission of proprietary information and sensitive or confidential data. Like many businesses today, we have experienced an increase in cyber-threats and attempted intrusions. Our systems are subject to a variety of forms of cyber attacks (including phishing and ransomware attacks) with the objective of gaining unauthorized access to our systems or data or disrupting our operations.  Security breaches have, from time to time, occurred and may occur in the future.  Due to the nature of these attacks, there is a risk that an attack or intrusion remains undetected for a period of time.  Although the cyber attacks we have experienced have not had a material impact on our financial results to date, and we maintain cyber liability insurance coverage, there remains a risk that breaches in security could expose us, our tenants or our employees to a risk of loss, misappropriation of assets that cannot be recovered, or misuse of proprietary information and of sensitive or confidential data. In addition, our information technology systems, some of which are managed or hosted by third-parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events, failures during the process of upgrading or replacing software, databases or components thereof, power outages or hardware failures. Any of these occurrences could result in disruptions in our operations, the loss of existing or potential tenants or shoppers, damage to our brand and reputation, regulatory compliance efforts and costs, remediation costs, and litigation and potential liability. Even the most well-protected information remains potentially vulnerable, because the techniques and sophistication used to conduct cyber attacks and breaches of IT systems, as well as the sources of these attacks, change frequently and are often not recognized until they are launched and have been put in place for a period of time.  Although we make substantial efforts to maintain the security of our networks and related systems, there can be no assurance that our security efforts will be effective or that attempted security breaches would not be successful or damaging. Our efforts include conducting periodic assessments of internal and external threats to and vulnerabilities of our information and technology systems, security controls and processes in place and the effectiveness of our management of cybersecurity risk. The results of these assessments are used to create and implement strategies designed to prevent, detect and respond to cybersecurity threats, and we expect to continue to employ cybersecurity risk mitigation measures, as well as seek to improve and expand such measures.  We expect to continue to dedicate resources to technology and mitigating related risks. We may incur increasing costs to deploy additional personnel and protection technologies, to train employees and engage third-party experts and consultants, or to notify employees, suppliers or the general public as part of our notification obligations. The cost and operational consequences of implementing further data or system protection measures or remediation efforts could be significant. Our processes, procedures and controls to reduce these risks, our increased awareness of the risk of a cyber incident, and our insurance coverage, however, do not guarantee that our financial results would not be materially impacted by a cyber incident.

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

We might not be successful in identifying suitable acquisitions, completing acquisitions, or integrating any properties we acquire, which might adversely affect our financial condition or results of operations.

Acquisitions of retail properties have historically been an important component of our growth strategy, although we have initiated few acquisitions in recent years and do not currently anticipate acquisition activity in the near term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. Our credit facilities substantially limit our right to pursue acquisitions, subject to certain exceptions. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. Further, time constraints or other limitations in the scope of our diligence review might lead us to make acquisitions that might have additional or larger issues than we anticipated, which might reduce the returns on our investment and affect our financial condition and results of operations.

When we seek to make acquisitions, competitors (such as institutional investors, other REITS and other owner-operators of retail properties) might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property or site, or generate lower cash flow from an acquired property or site than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

To the extent that we pursue acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances, we might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios, which could adversely affect our financial condition and results of operations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and particularly this past year in light of the COVID-19 pandemic the shift to online shopping has been accelerated and significant. These changes to retail models are expected to continue to remain popular in the future. In certain categories, such as books, music, apparel and electronics, online retailing has become a significant proportion of total sales, and has affected retailers and consumers significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers differently than information available in a single physical store with sales associates. Consumers are able to purchase products anytime and anywhere and are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, customers of certain of our retailers use technology including smartphones to check competitors’ product offerings and prices while in stores evaluating merchandise. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment and returns to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.

Online shopping and technology, such as smartphone applications, are affecting and might continue to affect the business models, sales and profitability of retailers, which would, in turn, affect the demand for retail real estate, occupancy at our properties and the amount of rent that we receive. Any resulting decreases in rental revenue could have a material adverse effect on our financial condition and results of operations.

We are subject to risks that affect the retail real estate environment generally.

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make future distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; tenants’ ability to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape; the ability of our tenants to meet shoppers’

demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, the COVID-19 pandemic resulted in travel restrictions and plant shutdowns, which impacted our tenants’ supply chains and, ultimately, retail product availability. Continuing fears related to the COVID-19 pandemic could impact shoppers’ willingness to visit our retail properties and the continued spread of the virus has led to operational changes in our mall environments to allow for social distancing and to provide enhanced health and safety measures, and may lead to renewed shutdowns of one or more of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent and duration of the pandemic and its impact on our tenants and our operations is uncertain, but the longer the pandemic continues, the greater the risk is that its effects and various measures taken in response could continue to adversely affect us.

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor, non-anchor and other tenants. Our properties face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. Some of our competitors have greater financial resources or have different investment criteria than we do, a competitive factor that could become even more relevant as competitors gain size and economies of scale as a result of merger and consolidation activity. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including retailers with a significant online presence. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, and might affect the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations. Additionally, such costs and expenses could lead to greater earnings volatility than would be experienced by our larger competitors.

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

In 2020 and 2021, there have been demonstrations and protests, some of which involved violence, looting, arson and property destruction, in cities throughout the United States. While the majority of protests have been peaceful, looting, vandalism and fires have taken place in certain places, which led to the imposition of mandatory curfews and, in some locations, deployment of the National Guard. Governmental actions taken to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being and increase the need for additional expenditures on security resources. The effect and frequency of the demonstrations, protests or other factors is uncertain, and we cannot assure there will not be further political or in the future or that there will not be other events that could lead to further social, political and economic instability. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

The illiquidity of real estate investments might delay or prevent us from selling properties that we determine no longer meet the strategic and financial criteria we apply and could significantly affect our ability to respond in a timely manner to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should thus be divested. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing (as the volatility in the credit markets may be reflected in lending on unfavorable terms to the retail industry), which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell. In the recent past, we have entered into agreements to sell properties that were delayed and then terminated because the purchaser was unable to raise sufficient financing for closing. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property. Additionally, the terms of our Credit Agreements require us to apply a portion of the net cash proceeds of asset dispositions as prepayments under the Credit Agreements.

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

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt and stated value of preferred shares outstanding, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.

We use a substantial amount of debt and preferred shares outstanding to finance our business, including through indebtedness secured by mortgages and deeds of trust on our properties. As of December 31, 2020, we had an aggregate consolidated indebtedness of $1,862.4 million, substantially all of which is secured by our assets, including mortgages on our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $374.4 million as of December 31, 2020. We also had outstanding as of December 31, 2020, in the aggregate, $89.4 million of 7.375% Series B Preferred Shares, $178.7 million of 7.20% Series C Preferred Shares and $129.3 million of 6.875% Series D Preferred Shares.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. If we do not have sufficient cash flow from operations to meet these obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations. We are not currently paying dividends on our preferred shares due to, among other things, restrictions in our credit facilities. As a result, unpaid dividends are accruing and increasing the liquidation amount of our preferred shares. If dividends on our outstanding preferred shares have not been paid for six dividend payments, whether or not for consecutive dividend periods, the size of our Board of Trustees will be increased by two members, and holders of each series of the outstanding preferred shares, voting as a group, will have the right to elect two additional trustees to our Board of Trustees. See “—We could face adverse consequences as a result of the actions of activist shareholders” for a description of risks related to the election of trustees by holders of our preferred shares.

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

Furthermore, since a significant percentage of our assets are used to secure our debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. This relatively high level of debt and related security could also limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes and could limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt.

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, additional borrowing under our existing Credit Agreements, other term loan borrowings or other financing vehicles or arrangements. We might do so in order to finance development or redevelopment of properties, acquisitions or for other general corporate purposes, subject to the terms and conditions of our Credit Agreements, which could exacerbate the risks described above. These consequences could have a material adverse effect on our business, financial condition and results of operations.

The covenants in our Credit Agreements limit our ability to take certain actions, which could adversely affect our business and our ability to raise capital.

The terms of our Credit Agreements place restrictions on, among other things, our ability to make certain restricted payments (including distributions to shareholders, subject to limited exceptions including to preserve REIT status), make certain types of investments and acquisitions, issue redeemable securities (subject to exceptions for shares that are redeemable solely in exchange for common shares or other equivalents), incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests of our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. These restrictions could limit our ability to respond to changes and competition and reduce our flexibility in conducting our operations, including by restricting our ability to manage our cash flows, pursue acquisitions and redevelopment and development projects, and raise capital through securities offerings. The terms of our Credit Agreements also restrict us, subject to certain exceptions, from entering into certain major leases, assigning leases, discounting rent under certain leases, collecting rent in advance, terminating or modifying certain leases, consenting to tenants’ assignment or subletting of certain leases, or subordinating leases.

Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain, and any future debt agreements may contain, cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness. Our continued ability to borrow under the Credit Agreements and any other indebtedness that we have or may obtain will be subject to compliance with the covenants in the Credit Agreements or in the debt agreement governing such other indebtedness.

Furthermore, as a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future.

The restrictions on our business imposed by the terms of our Credit Agreements could adversely affect our business generally in addition to our ability to raise capital and our results of operations, cash flow and ability to make capital expenditures in the future.

If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.

As discussed in “Liquidity and Capital Resources – Identical covenants and common provisions contained in the Credit Agreements,” on December 10, 2020, we entered into agreements for secured credit facilities as part of our restructuring efforts upon emergence from bankruptcy and in accordance with the Plan. Our Credit Agreements require us to satisfy certain affirmative and negative covenants (including maintaining minimum liquidity of $25 million) and to meet certain financial tests, including tests relating to our corporate debt yield and senior debt yield. As of December 31, 2020, the maximum amount that was available to be borrowed by us under the First Lien Revolving Facility was $75.2 million, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further in Note 4 to our consolidated financial statements.

As of December 31, 2020, we were in compliance with all the financial covenants in our Credit Agreements, however, a material decline in future operating results could affect our ability to comply with these covenants, several of which only come into effect starting on June 30, 2021. Particularly in light of recent property sales, reduction in our asset base and the impacts of the COVID-19 pandemic on our business, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity in the future. We expect the current conditions in the economy and the retail industry, particularly in light of the COVID-19 pandemic and the resulting unprecedented global economic disruption (including disruptions to our and our tenants’ businesses and operations), to continue to materially affect our operating results. Furthermore, to determine our compliance with the Credit Agreements, including the covenants, we must apply our judgment to our facts, taking into account our past practice, and interpret the contractual provisions in the agreements. To the extent that our lenders interpret these differently than us, we may have disagreements or disputes, and if we are unable to resolve them, these disagreements may result in material limitations on our ability to access funding under the facility, protracted negotiations, and/or legal proceedings.

We regularly engage in discussions with lenders that participate in our credit facilities regarding our capital and liquidity resources and needs, including, as appropriate, to explore alternatives and ensure that we will remain in compliance with our financial covenants and have continued access to funding under the facilities, which alternatives may include waivers or amendments. There is no assurance that we could obtain such agreements, waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to comply with the terms of our credit agreements or to obtain any such agreement, waiver or amendment could result in a breach and a possible event of default under our Credit Agreements, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have made to provide us with additional funds, declare amounts outstanding to be immediately due and payable, and/or take possession of the property or properties securing such debt. If a default were to occur, we might have to refinance the debt through secured or unsecured debt financing or private or public offerings of debt or equity securities. If we are unable to do so, we might have to liquidate assets, potentially on unfavorable terms. No assurance can be provided that we would be able to liquidate assets in a timely fashion or in satisfaction of our obligations.

Any of the factors described above could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures in the future.

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

We have granted our lenders security interests in a portfolio of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default.

Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on our business. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us. As a result, our substantial secured indebtedness could have a material adverse effect on our business.

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

As of December 31, 2020, we had one consolidated mortgage loan with an outstanding balance of $67.2 million with an initial maturity in March 2021. We had a second mortgage loan with an initial maturity in April 2021 for which we subsequently negotiated an extension option in February 2021, which will extend the maturity date to December 2021, including an option to extend the maturity by one year to December 2022 if certain criteria are met. Also, we estimate that we will need $16.9 million of additional capital to complete our current redevelopment projects, including the completion of redevelopment at Fashion District Philadelphia, which opened on September 19, 2019. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

If our mortgage loans and other debts cannot be repaid in full, refinanced or extended at maturity on acceptable terms, or at all, a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies, or we might be forced to dispose of one or more of our properties on unfavorable terms, which could have a material adverse effect on our financial condition and results of operations and which might adversely affect our cash flow.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.

We own substantially all of our assets through our interest in PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies, and derives substantially all of its cash flow from cash distributions to it by its subsidiaries. We, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on their obligations to their creditors when due and payable before they may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds both to make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders. Furthermore, our credit facilities limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. Even if permissible under our credit facilities, we do not anticipate paying dividends on our shares in the foreseeable future. See “—We do not anticipate paying dividends on our shares in the foreseeable future” for additional information on the limitations imposed by our credit facilities on our ability to make distributions to our shareholders.

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

Some of our properties are owned or ground-leased by subsidiaries that we created solely to own or ground-lease those properties. The mortgaged properties and related assets are restricted solely for the payment of the related loans and are not available to pay our other debts, which could impair our ability to borrow, which in turn could have a material adverse effect on our operating results.

Our hedging arrangements might not be successful in limiting our risk exposure, and we might incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might be ineffective and expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. We are also subject to credit risk with respect to the counterparties to derivative contracts. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. As of December 31, 2020, the aggregate fair value of our derivative instruments was an unrealized loss of $23.3 million, of which $20.6 million is included in other comprehensive (loss) income and is expected to be subsequently reclassified into earnings in the periods that the hedged forecasted transactions affect earnings. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. As of December 31, 2020, we have 11 swaps that are non-designated for purposes of applying hedge accounting. As such, we will be exposed to fluctuations in interest rates on these non-designated swaps, which will be marked to market each reporting period. We might enter into interest rate swaps as hedges in connection with forecasted debt transactions or payments, and if we repay such debt earlier than expected and are no longer obligated to make such payments, then we might determine that the swaps no longer meet the criteria for effective hedges, and we might incur gain or loss on such ineffectiveness. We cannot assure you that our hedging activities will have a positive impact, and it is possible that our strategies could adversely affect our financial condition or results of operations. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivatives.”

We are subject to risks associated with increases in interest rates, including in connection with our variable interest rate debt.

As of December 31, 2020, we had $1.2 billion of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $794.0 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $125.1 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

An increase in market interest rates applicable to the variable portion of the debt portfolio would increase the interest incurred and cash flows necessary to service such debt, subject to our hedging arrangements on such debt. This has and could, in the future, adversely affect our results of operations. Also, in coming years, as our current mortgage loans mature, if these mortgage loans are refinanced at higher interest rates than the rates in effect at the time of the prior loans, our interest expense in connection with debt secured by our properties will increase, and could adversely affect our results of operations.

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

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby.

In the Disclosure Statement Relating to the Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries (including any exhibits, appendices, schedules, ballots and related documents thereto, the “Disclosure Statement”) that we filed pursuant to section 1125 of the Bankruptcy Code with the Bankruptcy Court during the Chapter 11 Cases, we included financial projections as required by the Bankruptcy Code to demonstrate to the bankruptcy court the feasibility of the Plan and establish that we will have sufficient liquidity and be able to meet our financial obligations under the Plan and in the ordinary course of our business upon emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections included in the Disclosure Statement reflected numerous assumptions concerning our then-anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, including risks related to or deriving from the COVID-19 pandemic and its consequences, and the assumptions underlying the projections and/or valuation estimates may ultimately prove to be inaccurate in material respects. There is no guarantee that the financial projections included in the Disclosure Statement will be realized, and actual results may vary significantly from those contemplated by the projections. As a result, investors should not consider the financial projections to be assurances or guarantees of future performance.

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

If dividends on our outstanding preferred shares have not been paid for six dividend payments, whether or not for consecutive dividend periods, the size of our Board of Trustees will be increased by two members, and holders of each series of the outstanding preferred shares, voting as a group, will have the right to elect two additional trustees to our Board of Trustees. If the holders of our outstanding preferred shares elect additional trustees with a specific agenda (such as pursuing strategies to benefit holders of our preferred shares), the risks described above could be exacerbated.

A few significant shareholders may influence or control the direction of our business, and, if the ownership of our common shares continues to be concentrated, or becomes more concentrated in the future, it could prevent our other shareholders from influencing significant corporate decisions.

As of December 31, 2020, a small number of individual shareholders together own or control more than 10% of our outstanding common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares. The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.

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

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

Increases in market interest rates, which could cause certain prospective purchasers to invest elsewhere. Higher market interest rates would not, however, result in more funds being available for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders, if any. Thus, higher market interest rates could cause the market price of our shares to decrease;

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with the tax treatment of any dividends and distributions);

•

Perception, by market professionals and participants, of REITs generally and REITs in the retail sector, and malls in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on retail properties in the future;

•	Perception by market participants of our potential for growth;
•	Levels and concentrations of institutional investor and research analyst interest in our securities;
•	Relatively low trading volumes in securities of REITs;
•	Our results of operations and financial condition; and
•	Investor confidence in the stock market or the real estate sector generally.

We do not anticipate paying dividends on our shares in the foreseeable future.

Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions, and thus we have deferred payments on our preferred shares and suspended payments on our common shares. We do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future. Any future payment of cash dividends will be at the discretion of our Board of Trustees and will depend on numerous factors in addition to the terms and conditions of our Credit Agreements, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, and other factors that our Board of Trustees deems relevant. We cannot assure you that we will be able to pay dividends on our shares in the future. Consequently, you should not rely on dividends to receive a return on your investment. Any of the foregoing could adversely affect the market price of our publicly traded securities.

If dividends on our outstanding preferred shares have not been paid for six dividend payments, whether or not for consecutive dividend periods, the size of our Board of Trustees will be increased by two members, and holders of each series of the outstanding preferred shares, voting as a group, will have the right to elect two additional trustees to our Board of Trustees. This could have an adverse impact on our governance and on the interests of our shareholders other than the holders of our preferred shares if these additional trustees focus primarily on pursuing strategies to benefit holders of our preferred shares.

The dividend arrearage created by the suspension of dividends that continue to accrue on our outstanding preferred shares also will require that we not resume any payment of cash dividends on our common shares unless full cumulative dividends accrued with respect to our preferred shares for all past quarters have been paid (or funds have been set apart for payment of such dividends). We suspended our Distribution Reinvestment and Share Purchase Plan (the “DRIP”) effective as of September 24, 2020 and, due in part to the fact that we are no longer able to register the offer and sale of securities on Form S-3, we have no present intention to reactivate the DRIP.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, to the extent we pay dividends in the future, which might have an adverse effect on the market value of our securities.

Currently, the maximum federal income tax rate on dividends, excluding tax on net investment income, from most publicly traded corporations is 20%. Dividends from REITs, however, do not qualify for this favorable tax treatment, and the maximum federal income tax rate on dividends from REITs is 29.6% (which excludes tax on new investment income). It is possible also that tax legislation enacted in subsequent years might increase this rate differential. Our credit facilities limit our ability to pay dividends on our common and preferred shares, subject to certain exceptions, and thus we have deferred payments on our preferred shares and suspended payments on our common shares. To the extent we pay dividends in the future, the differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

Our common shares could be delisted from the NYSE if we fail to meet applicable continued listing requirements, which could have materially adverse effects on our business.

In September 2020, we received notice from the New York Stock Exchange (the “NYSE”) that we were no longer in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual, which requires listed companies to maintain an average closing price of at least $1.00 per share over a consecutive 30-day trading period. We regained compliance as of December 31, 2020 after the closing price for our common shares on December 31, 2020 and the average closing price for our common shares during the 30 trading-day period ended December 31, 2020 both exceeded $1.00.

Although we regained compliance with NYSE continued listing standards in December 2020, if we fail to comply with those standards in the future, in accordance with Rule 802.01D of the NYSE’s Listed Company Manual, the NYSE may suspend and delist our common shares and preferred shares. The threat of delisting and/or a delisting of our shares could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common shares;
•	reducing the number of investors willing to hold or acquire our common shares; and
•	reducing our ability to retain, recruit and motivate our trustees, officers and employees.

Any additional issuances of preferred shares in the future might adversely affect the earnings per share available to common shareholders and amounts available to common shareholders for any future payments of dividends.

The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings, net operating income, funds from operations, our liquidity and capital resources, and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, net operating income, funds from operations or cash distributions are less than expected, it is likely that the market price of our common shares will decrease. These metrics might be adversely affected by the existence of preferred shares, including our existing preferred shares and any additional preferred shares that we might issue. Our Credit Agreements include certain restrictions on our ability to issue redeemable securities, subject to exceptions for shares that are redeemable solely in exchange for common shares or other equivalents, and further require us to make mandatory prepayments of loans upon receipt of certain threshold levels of net cash proceeds from equity issuances.

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

If we were to fail to qualify as a REIT, we would be subject to federal income tax, on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for future distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders and our securities could be delisted from the exchange on which they are listed. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common shares.

Furthermore, as a REIT, we might be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if we are deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego or delay potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. A failure to comply with applicable REIT requirements regarding the minimum percentages of our income that must be derived from real estate or investment income might also result in additional tax liabilities for us.

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

The federal tax legislation that was signed into law on December 22, 2017 (the ‘‘Act’’) made a large quantity of changes to the Internal Revenue Code. Among those changes were a significant reduction in the generally applicable corporate income tax rate (from a top corporate rate of 35% to a flat 21% rate), and a reduction in the rates of taxation on most ordinary REIT dividends to individuals and other noncorporate taxpayers (from a top marginal income tax rate of 39.6% to a top marginal income tax rate of 29.6%, plus, in each case, a 3.8% Medicare tax on net investment income) so as to be lower than the rate applicable to other ordinary income recognized by such taxpayers. The Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future require us to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. Federal tax legislation enacted in response to the COVID-19 crisis has relaxed some of those limitations on a temporary basis.

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

From time to time, changes in state and local tax laws or regulations are enacted, which might result in an increase in our tax liability including potentially increases in the real estate taxes due on the properties we own. The shortfall in tax revenue for many states and municipalities in recent years might lead to an increase in the frequency and size of such changes. If such changes occur, we might be required to pay additional taxes on our assets, including our properties, or income. We might be unable to effectively pass these increased costs onto our existing tenants and such increased costs may make our properties less appealing to renewing tenants and potential new tenants, which could negatively affect our occupancy rates. These increased tax costs could adversely affect our financial condition and results of operations.

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets. Wyoming Valley Mall was conveyed to the lender of the mortgage loan secured by that property in September 2019.

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

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Capital City Mall, Camp Hill, PA	100%	623,348	503,348	1974/2005	98.1%	JC Penney, Sportsman's Warehouse, Macy’s, Dicks Sporting Goods, and Dave & Buster’s
Cherry Hill Mall, Cherry Hill, NJ	100%	1,313,665	834,780	1961/2009	93.0%	Apple, The Container Store, Crate and Barrel, JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	951,217	677,987	1973/2003	91.3%	Best Buy, BJ’s Wholesale Club, Boscov’s, Burlington, Dick’s Sporting Goods, Home Depot, and Marshalls
Dartmouth Mall, Dartmouth, MA	100%	608,455	468,455	1971/2000	97.7%	Burlington, JC Penney, Macy’s and AMC
Exton Square Mall, Exton, PA (6)	100%	990,145	808,945	1973/2000	51.3%	Boscov’s, Macy’s, Whole Foods and Round 1
Francis Scott Key Mall, Frederick, MD	100%	754,267	614,934	1978/1991	91.6%	Barnes & Noble, Dick's Sporting Goods, JC Penney, Macy’s, Sears and Value City Furniture
Jacksonville Mall, Jacksonville, NC	100%	493,145	493,145	1981/2008	99.4%	Barnes & Noble, Belk, JC Penney and Sears
Magnolia Mall, Florence, SC	100%	591,860	591,860	1979/2007	79.2%	Barnes & Noble, Belk, Best Buy, Dick’s Sporting Goods, Burlington, HomeGoods, and Five Below
Moorestown Mall, Moorestown, NJ	100%	955,239	955,239	1963/2008	82.5%	Boscov’s, Regal Cinema RPX, Sears, HomeSense, Five Below, and Sierra Trading Post
Patrick Henry Mall, Newport News, VA	100%	717,831	433,674	1988/2005	96.6%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA (7)	100%	911,879	911,879	1966/2009	82.4%	AMC Theater, Boscov’s, Dick's Sporting Goods, Legoland Discovery Center, Whole Foods, and Burlington
The Mall at Prince Georges, Hyattsville, MD	100%	930,061	930,061	1959/2004	83.0%	Macy’s, Marshalls, Ross Dress for Less, TJ Maxx and Target
Springfield Town Center, Springfield, VA (7)	100%	1,373,955	983,970	1974/2015	90.2%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas and Target
Valley Mall, Hagerstown, MD	100%	827,735	827,735	1974/1999	98.7%	Dick's Sporting Goods, JC Penney, Tilt, and Belk
Viewmont Mall, Scranton, PA	100%	689,226	549,425	1968/2006	97.0%	JC Penney, Dick’s Sporting Goods/ Field and Stream, HomeGoods and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,086,194	673,073	1982/2001	96.6%	Apple, Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	979,922	567,700	1968/2019	88.9%	Apple, Barnes & Noble, JC Penney, Kohl’s, Macy’s, and Von Maur
Total consolidated mall properties		14,798,144	11,826,210
RETAIL LOCATED AT CONSOLIDATED MALLS
Valley View Center, La Crosse, WI (6)	100%	60,272	60,272	1980/2001	100.0%	Chuck E. Cheese, Dick’s Sporting Goods and Play It Again Sports
Total consolidated other retail properties		60,272	60,272

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and non-anchor tenants, irrespective of the term of their agreements.

(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	Property designated as non-core.
(7)	A portion of the underlying land at this property is subject to a ground lease.

Unconsolidated Operating Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Fashion District Philadelphia, Philadelphia, PA(6)	50%	826,532	826,532	1977/2019	74.2%	Ardene, Burlington, AMC, and Round 1
Lehigh Valley Mall, Allentown, PA	50%	1,192,770	985,478	1960/2008	88.0%	Apple, Barnes & Noble, Dave & Buster's, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,735	222,836	1974/1997	82.9%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	376,971	376,971	2015	82.5%	Dave & Buster's, Nike Factory Store, Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	777,695	476,966	2001	92.1%	Barnes & Noble, Giant Food Store, Lowe’s, Ross Dress for Less, Saks off Fifth and Target
The Court at Oxford Valley, Langhorne, PA	50%	703,909	456,286	1996	86.8%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	100.0%	Barnes & Noble, Burlington, Home Depot, HomeGoods and Weis Markets
Total unconsolidated retail properties		4,951,495	3,608,362

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)

Occupancy is calculated based on space owned by the unconsolidated partnership, includes space occupied by both anchor and non-anchor tenants and includes all tenants irrespective of the term of their agreements.

(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.
(6)	Property designated as non-core.

The following table sets forth our average annual gross rent per square foot, under the terms of the leases (for consolidated and unconsolidated properties) for the five years ended December 31, 2020:

Average Gross Rent	2020	2019	2018	2017	2016
Under 10,000 square feet	$56.05	$57.09	$57.07	$58.09	$56.56
Over 10,000 square feet	$20.71	$20.79	$21.13	$21.17	$21.15
All Non-Anchor stores	$37.87	$39.30	$39.97	$40.88	$40.98
Anchor stores	$6.84	$5.41	$5.05	$5.10	$4.43

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2020:

Tenant Name (1)	Number of Stores (2)	GLA (2)	Percent of Total GLA (3)
AMC Entertainment Holdings, Inc.	4	189,647	1.1%
Ashley Homestore	1	39,793	0.2%
Barnes & Noble, Inc.	8	237,130	1.4%
Belk, Inc.	3	311,397	1.8%
Best Buy Co., Inc.	6	190,153	1.1%
BJ’s Wholesale Club, Inc.	2	234,761	1.4%
Boscov’s Department Store	5	889,229	5.1%
Burlington Stores, Inc.	6	340,649	2.0%
Dave & Buster’s, Inc.	4	137,738	0.8%
Dick’s Sporting Goods, Inc.	11	615,353	3.5%
Dillard’s, Inc.	1	144,157	0.8%
DSW Shoe Warehouse	5	90,418	0.5%
H&M Hennes & Mauritz L.P.	13	283,070	1.6%
The Home Depot, Inc.	3	397,322	2.3%
Hudson's Bay Company	2	54,118	0.3%
J.C. Penney Company, Inc.	11	1,637,355	9.4%
Macy’s, Inc.
Macy’s	13	2,408,619
Bloomingdales	1	237,537
Total Macy’s, Inc.	14	2,646,156	15.3%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	1.2%
Office Depot, Inc. (OfficeMax)	2	51,509	0.3%
Onelife Fitness	1	70,000	0.4%
PetsMart, Inc	3	78,720	0.5%
Cineworld Group (Regal Cinemas)	4	205,135	1.2%
Round One Entertainment, Inc.	2	116,451	0.7%
Ross Stores	2	60,320	0.3%
Transform Operating Stores LLC
Sears	4	619,851
Sears Appliance and Mattress Store	1	15,000
Total Transform Operating Stores LLC	5	634,851	3.7%
The TJX Companies, Inc.
HomeGoods	3	84,076
HomeSense	1	28,486
Marshalls	2	65,004
Sierra Trading Post	1	19,089
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	8	224,252	1.3%
Target Corporation	4	656,052	3.8%
Tilt Studio	2	66,993	0.4%
Ulta Beauty, Inc.	7	78,828	0.5%
Von Maur, Inc.	1	86,165	0.5%
Weis Markets, Inc.	1	65,032	0.4%
Whole Foods, Inc.	1	65,156	0.4%
	145	11,109,349	64.1%

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

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2020:

Primary Tenant (1)	Brands	Total number of locations	Percent of PREIT’s Annualized Gross Rent (2)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, Footaction Flight 23, House of Hoops by Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline	49	4.6%
L Brands, Inc.	Bath & Body Works, Pink, Victoria's Secret	38	4.0%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Totally Pagoda, Zale's Jewelers	57	3.1%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	12	2.9%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	20	2.4%
Express, Inc.	Express, Express Factory Outlet, Express Men	15	2.0%
Dave & Buster's, Inc.	Dave & Buster's	4	1.7%
Macy's Inc.	Bloomingdale's, Macy's	14	1.7%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Old Navy	19	1.7%
Cineworld Group	Regal Cinemas	4	1.6%
Genesco, Inc.	Hat Shack, Hat World, Johnston & Murphy, Journey's, Journey's Kidz, Lids, Lids Locker Room, Shi by Journey's, Underground by Journey's	28	1.6%
The Home Depot, Inc.	The Home Depot	3	1.6%
J.C. Penney Company, Inc.	JC Penney	11	1.5%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	29	1.3%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	8	1.2%
Shoe Show, Inc.	Shoe Dept, Shoe Dept. Encore	22	1.2%
H&M Hennes & Mauritz L.P.	H & M	13	1.1%
Sycamore Partners	Hot Topic, Talbots, Torrid	29	1.1%
AMC Entertainment Holdings, In	AMC	4	1.1%
The Children's Place Retail Stores, Inc.	The Children's Place	16	1.0%
Total		395	38.4%

(1)	Tenant includes all brands and concepts of the tenant.
(2)

Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective equity method investments. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2020.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2020:

	All Tenants (1)					Tenants in Bankruptcy (2)
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total Gross	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Share of Gross Rent in Expiring
For the Year Ended December 31,	Expiring	Leases	Year	Rent psf	Rent	Leases	Year	Rent psf	Year
2020 and Prior (3)	115	265,557	$12,220	$51.85	4.3%	3,380	$186	$55.00	0.1%
2021	218	725,166	24,868	39.25	8.7%	32,140	1,186	50.37	0.4%
2022	234	776,226	30,096	44.31	10.6%	—	—	—	—%
2023	195	1,110,992	34,902	35.88	12.2%	5,808	809	139.23	0.3%
2024	174	747,572	33,717	50.25	11.8%	8,486	418	58.61	0.1%
2025	178	1,019,718	33,660	42.07	11.8%	10,933	418	63.25	0.1%
2026	125	718,281	25,822	46.36	9.1%	10,960	287	44.99	0.1%
2027	90	640,582	22,624	38.53	7.9%	6,455	489	75.76	0.2%
2028	74	611,236	21,140	36.85	7.4%	4,571	466	101.86	0.2%
2029	80	599,830	19,065	39.70	6.7%	—	—	—	—%
Thereafter	101	966,751	26,825	35.02	9.4%	1,494	77	103.27	0.0%
Total/Average	1,584	8,181,911	$284,939	$40.96	100.0%	84,227	$4,336	$64.17	1.5%

(1)	Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 648,247 square feet.
(2)

As described above under “Item 1A. Risk Factors,” if a tenant files for bankruptcy, the tenant might have the right to reject its leases, and we cannot be sure that it will assume its leases and continue to make rental payments in a timely manner. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with past-due balances plus rejection damages for rent reserved subject to the cap imposed by the Bankruptcy Code.

(3)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2020.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2020.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2020 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants					Tenants in Bankruptcy
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Share of Gross Rent in Expiring
For the Year Ending December 31,	Expiring	Leases	Year (1)(2)	Rent psf	Gross Rent	Leases	Year	Rent psf	Year
2021	3	258,396	$1,150	$6.45	3.6%	—	$—	$—	—%
2022	6	897,867	3,120	3.87	9.8%	—	—	—	—%
2023	3	348,592	1,895	5.44	5.9%	—	—	—	—%
2024	5	702,674	6,988	9.94	21.9%	257,475	908	3.52	2.8%
2025	5	720,381	2,900	4.03	9.1%	330,136	1,714	5.19	5.4%
2026	4	299,359	2,265	9.91	7.1%	101,293	442	4.37	1.4%
2027	—	—	—	—	—	—	—	—	—%
2028	9	982,424	6,820	6.94	21.4%	102,825	482	4.69	1.5%
2029	1	65,155	2,210	33.92	6.9%	—	—	—	—%
Thereafter	6	389,466	4,585	11.77	14.4%	—	—	—	—%
Total/Average	42	4,664,314	$31,933	$7.18	100.0%	791,729	$3,546	$4.48	11.1%

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2020.

DEVELOPMENT AND REDEVELOPMENT PROPERTIES

We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.

In September 2019, one property that we previously classified as a redevelopment property, Fashion District Philadelphia (formerly The Gallery at Market East), opened. Development work at that property is continuing and is expected to stabilize in 2022.

OFFICE SPACE

During 2019, we leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.7 million for the year ended December 31, 2019. This lease terminated in December 2019.

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

On November 1, 2020, we and certain of our wholly owned subsidiaries commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under the caption In re Pennsylvania Real Estate Investment Trust, et al. and filed our prepackaged chapter 11 plan of reorganization with the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order confirming the Plan. The Plan became effective and we subsequently emerged from bankruptcy on December 10, 2020. Refer to Item 1. Business—Recent Developments—Financial Restructuring for a detailed description of these matters.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol “PEI.”

As of December 31, 2020, there were approximately 1,700 holders of record of our common shares and approximately 21,000 beneficial holders of our common shares.

During 2019 and for the first quarter 2020, we declared quarterly cash distributions on our common shares of beneficial interest equal to $0.21 per share. In the second quarter 2020, we paid a quarterly cash dividend of $0.02 per common share. We paid no quarterly dividend during the third or fourth quarter 2020. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant. Further, the Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage, as described below. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

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

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended December 31, 2020.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2020, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $13.7 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $0.92 per share, $0.90 per share and $0.86 per share, respectively.

ITEM 6.    SELECTED FINANCIAL DATA.

Not required and omitted.

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia opened on September 19, 2019. Fashion District Philadelphia is an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street. Joining Century 21 (which has since closed in 2020) and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, and H & M have opened Philadelphia flagship stores at the property since its opening in September 2019.

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

The COVID-19 global pandemic that began in 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the emergence of new strains of the virus and the current virus spread rate in the United States, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing of widespread availability of vaccines. As such, as the pandemic continues, intensifies or experiences resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open since the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. As of December 31, 2020, we had cash receipts of 80% of billed second, third and fourth quarter rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing and widespread availability and acceptance of vaccines, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

Our net loss increased by $253.7 million to a net loss of $266.7 million for the year ended December 31, 2020 from a net loss of $13.0 million for the year ended December 31, 2019. The change in our 2020 results of operations was primarily due to (a) a loss on remeasurement of FDP's assets and an other than temporary impairment on our investment in FDP totaling $148.5 million; (b) a decrease in real estate revenue of $74.0 million due to the COVID-19 related closure of our properties for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements; (c) a decrease in equity partnership income of $13.8 million due to COVID-19 related closures and rent concessions at our equity investees’ properties; (d) an increase in interest expense of $20.4 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; and (e) a non-recurring gain on debt extinguishment recognized for the year ended December 31, 2019 of $24.9 million, which had a favorable impact on the prior year period; partially offset by: (a) a decrease in property operating expenses of $9.7 million related to ongoing impacts of COVID-19 since the second quarter of 2020; (b) a non-recurring gain on derecognition of property, which provided a benefit of $8.1 million in the current year period; and (c) a non-recurring gain on sales of real estate, which provided a benefit of $11.4 million in the current year period.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2020, held a 97.5% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 25 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Acquisitions and Dispositions

See note 2 to our consolidated financial statements for a description of our dispositions and acquisitions in 2020 and 2019.

Current Economic Conditions and Our Near Term Capital Needs

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in 2020.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)	Number of locations closed	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)
2020
Consolidated properties	17	91	2,068,153	$18,604	39	389,696	$6,771
Unconsolidated properties	18	31	468,164	3,747	13	162,378	2,093
Total	23	122	2,536,317	$22,351	52	552,074	$8,865

2019
Consolidated properties	9	71	400,516	$14,656	63	242,742	$9,480
Unconsolidated properties	8	14	56,030	1,481	8	32,024	915
Total	11	85	456,546	$16,137	71	274,766	$10,395

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2020.

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

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for space adjacent to Burlington, but have experienced delays due to the impact of the COVID-19 pandemic.

During 2019, an anchor tenant, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we are working with several retail and entertainment prospects to fill the space. Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the leases at these locations. In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at the Mall at Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming availability and continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, or (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $46.3 million as of December 31, 2020.

As of December 31, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $16.9 million, including $11.7 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

In January 2018, we and Macerich entered into a $250.0 million term loan (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to the Macerich lender prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment would qualify as a variable interest entity and would continue to be accounted for under the equity method of accounting.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option for each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

We also own one development property, but we do not expect to make any significant investment at this property in the short term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2020 and 2019, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially affect our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Our intent is to hold and operate our properties long-term, which reduces the likelihood that our carrying value is not recoverable. A shortened holding period would increase the likelihood that the carrying value is not recoverable.

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

Revenue and Receivables

We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles.

We accrue revenue under leases, provided that it is probable that we will collect substantially all of the lease revenue that is due under the terms of the lease both at inception and on an ongoing basis. When collectability of lease revenue is not probable, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease revenue. We review the collectability of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. Our revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectability.

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

Lease termination fee revenue is recognized in the period when a termination agreement is signed, collectability is assured, and the tenant has vacated the space. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

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

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur.

Property management revenue from management and development activities is generated through contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statements of operations. In the case of management fees, our performance obligations are fulfilled over time as the management services are performed and the associated revenues are recognized on a monthly basis when the customer is billed. In the case of development fees, our performance obligations are fulfilled over time as we perform certain stipulated development activities as set forth in the respective development agreements and the associated revenues are recognized on a monthly basis when the customer is billed.

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

Derivative financial instruments are recorded on the consolidated balance sheet as assets or liabilities based on the fair value of the instrument. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting. If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive (loss) income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings. As described in Note 6 to our consolidated financial statements, during the year ended December 31, 2020, we accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings as a result of the hedged forecasted transactions becoming probable not to occur due to the financial restructuring. The accelerated reclassification into earnings resulted in a loss of $2.8 million which was recorded within interest expense, net in the consolidated statement of operations.

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

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.” Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For certain interest rate swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2020, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Developments

See note 1 to our consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than (i) the partnerships described in note 3 to our consolidated financial statements and in the “Overview” section above, (ii) unaccrued contractual commitments related to our capital improvement and development projects at our consolidated and unconsolidated properties, and (iii) specifically with respect to our joint venture formed with Macerich to develop Fashion District Philadelphia, our operating partnership, PREIT Associates has severally guaranteed its 50% share of the FDP Term Loan (see note 3 to our consolidated financial statements), which currently has $201.0 million outstanding (our share of which is $100.5 million). The joint venture also has the outstanding Partnership Loan of $100.0 million that was used to pay down the FDP Term Loan in December 2020 (our share of which is $50.0 million). We monitor the joint venture’s cash flows and its ability to meet its debt service requirements. If our Fashion District Philadelphia joint venture were unable to satisfy its obligations under the FDP Term Loan or the Partnership Loan and we were required to satisfy the payment obligations under these guarantees, this could have a material impact on our liquidity and available capital resources. The FDP Term Loan balance will become due in 2023 and the Partnership Loan in 2027.

RESULTS OF OPERATIONS

Overview

Our net loss increased by $253.7 million to a net loss of $266.7 million for the year ended December 31, 2020 from a net loss of $13.0 million for the year ended December 31, 2019. The change in our 2020 results of operations was primarily due to (a) a loss on remeasurement of FDP's assets and an other than temporary impairment on our investment in FDP totaling $148.5 million; (b) a decrease in real estate revenue of $74.0 million due to the COVID-19 related closure of our properties for the majority of the second quarter, as well as rent concession requests from tenants for rent abatements; (c) a decrease in equity partnership income of $13.8 million due to COVID-19 related closures and rent concessions at our equity investees’ properties; (d) an increase in interest expense of $20.4 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; and (e) a non-recurring gain on debt extinguishment recognized for the year ended December 31, 2019 of $24.9 million, which had a favorable impact on the prior year period; partially offset by: (a) a decrease in property operating expenses of $9.7 million related to ongoing impacts of COVID-19 since the second quarter of 2020; (b) a non-recurring gain on derecognition of property, which provided a benefit of $8.1 million in the current year period; and (c) a non-recurring gain on sales of real estate, which provided a benefit of $11.4 million in the current year period.

Occupancy

The tables below set forth certain occupancy statistics for our retail properties in total and our Core Malls as of December 31, 2020 and 2019:

	Occupancy (1) as of December 31,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2020	2019	2020	2019	2020	2019
Retail portfolio weighted average:
Total excluding anchors	88.4%	92.2%	86.0%	89.8%	87.8%	91.7%
Total including anchors	88.1%	92.8%	88.5%	91.7%	88.1%	92.6%
Core Malls weighted average: (3)
Total excluding anchors	90.4%	93.7%	81.2%	86.2%	89.4%	92.9%
Total including anchors	90.7%	96.1%	87.1%	90.6%	90.3%	95.5%

(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, Valley View Mall, Wyoming Valley Mall, power centers and Gloucester Premium Outlets.

From 2019 to 2020, total occupancy for our retail portfolio, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement), decreased 450 basis points to 88.1%.

From 2019 to 2020, total occupancy for our Core Malls, including consolidated and unconsolidated properties, decreased 520 basis points to 90.3%.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2020, including anchor and non-anchor space at consolidated and unconsolidated properties:

	Number	GLA	Term (in years)	Initial Rent psf	Previous Rent psf	Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
Non-Anchor						$	%	%
New Leases
Under 10,000 sf	47	103,317	5.7	$42.37	$—	$—	—%	—%	$8.00
Over 10,000 sf	—	—	—	—	—	—	—%	—%	-
Total New Leases	47	103,317	5.7	42.37	—	—	—%	—%	8.00
Renewal Leases
Under 10,000 sf	135	352,807	2.8	52.64	56.58	(3.94)	(7.0%)	(3.6)%	0.01
Over 10,000 sf	5	92,781	3.8	16.07	16.94	(0.87)	(5.1)%	(11.3)%	—
Total Fixed Rent	140	445,588	3.0	45.03	48.33	(3.30)	(6.8)%	(4.2)%	0.01
Percentage in Lieu	36	103,299	1.4	33.00	43.90	(10.91)	(24.8)%	—%	0.01
Total Renewal Leases (4)	176	548,887	2.7	42.76	$47.49	$(4.73)	(10.0)%		$0.01
Total Non Anchor (5)	223	652,204	3.2	$42.70
Anchor
New Leases	—	—	—	$—	—	—	—%	—%	$—
Renewal Leases	2	186,505	5.0	6.07	$6.04	$0.03	0.5%	—%	—
Total Anchor	2	186,505	5.0	$6.07

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
(4)

Includes 22 leases and 88,886 square feet of GLA with respect to tenants whose leases were restructured and extended following a bankruptcy filing.  Excluding these leases, the initial gross rent spreads were (7.4)% for all non anchor leases.

(5)

Includes 23 leases and 83,650 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES" for further details on our ownership interests in our unconsolidated properties.

See “Item 2. Properties—Retail Lease Expiration Schedule - Anchors” and “Item 2. Properties—Retail Lease Expiration Schedule – Non-Anchors” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

(in thousands of dollars)	For the Year Ended December 31, 2020	% Change 2019 to 2020	For the Year Ended December 31, 2019
Results of operations:
Real estate revenue	$260,936	(22)%	$334,958
Property operating expenses	(126,898)	(7)%	(136,558)
Other income	887	(52)%	1,834
Depreciation and amortization	(126,362)	(8)%	(137,784)
General and administrative expenses	(50,272)	9%	(46,010)
Provision for employee separation expenses	(1,227)	(67)%	(3,689)
Insurance recoveries, net	586	(87)%	4,362
Project costs and other expenses	(294)	4%	(284)
Interest expense, net	(84,341)	32%	(63,987)
(Loss) gain on debt extinguishment, net	(1,487)	(106)%	24,859
Gain on derecognition of property	8,127	N/A	—
Impairment of assets	—	(100)%	(1,455)
Impairment of development land parcel	—	(100)%	(3,562)
Reorganization expenses	(3,769)	N/A	—
Equity in (loss) income of partnerships	(5,544)	(167)%	8,289
Loss on remeasurement of assets by equity method investee	(148,545)	N/A	—
Gain on sales of real estate by equity method investee	—	(100)%	553
Gain on sales of interests in real estate, net	11,444	317%	2,744
Gains on sales of non-operating real estate	54	(98)%	2,730
Net loss	$(266,706)	1952%	$(13,000)

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the years ended December 31, 2020 and 2019:

	Twelve Months Ended December 31,
(in thousands of dollars)	2020	2019
Contractual lease payments:
Base rent	$186,199	$218,819
CAM reimbursement income	38,304	43,874
Real estate tax income	32,542	36,243
Percentage rent	1,204	4,704
Lease termination revenue	2,250	1,444
	260,499	305,084
Less: credit losses	(23,358)	(2,773)
Lease revenue	237,141	302,311
Expense reimbursements	15,462	19,979
Other real estate revenue	8,333	12,668
Total real estate revenue	$260,936	$334,958

Real estate revenue decreased by $74.0 million, or 22%, in 2020 as compared to 2019, primarily due to:

•

a decrease of $22.2 million in same store base rent due to a $13.4 million decrease related to mall closures as a result of the COVID-19 pandemic, along with associated rent abatements and reduced percent of sales revenue, a $7.3 million decrease related to tenant bankruptcies in 2019 and 2020 as well as a $1.5 million decrease from net new store openings over the previous twelve months;

•

an increase of $19.7 million in same store credit losses due to increased accounts receivable balances from tenant bankruptcies and some struggling tenants across our portfolio that were exacerbated by mall closures as a result of the COVID-19 pandemic beginning in March 2020;

•

a decrease of $8.7 million at non-same store properties Valley View Mall and Exton Square Mall due to three anchor store closings during 2018 and 2019 and associated co-tenancy concessions, vacancies and abatements resulting from the COVID-19 pandemic, the derecognition of Valley View Mall during the third quarter of 2020 as a result of our loss of control of the property as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during 2019;

•	a decrease of $7.8 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

a decrease of $3.8 million in same store common area expense reimbursements, including a decrease of $0.9 million associated with the straight lining of fixed common area expense reimbursements. Excluding the impact of the straight line adjustment, same store common area reimbursements decreased by $2.9 million due to a decrease in same store common area expense (see “-Property Operating Expenses”), as well as bankruptcy and COVID-19 related store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•	a decrease of $3.5 million in same store percentage rent due to COVID-19 related mall closures resulting in lower sales;
•	a decrease of $3.3 million in same store utility reimbursements, offset by a decrease in same store utility expense (see “-Property Operating Expenses”)
•	a decrease of $2.8 million in same store other real estate revenue, including decreases in partnership marketing revenue of $1.3 million and promotional revenues of $1.0 million; and
•

a decrease of $2.5 million in same store real estate tax reimbursements due to bankruptcy and COVID-19 related mall closures and rental concessions made to certain tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by an increase in same store real estate tax expense (see “-Property Operating Expenses”); partially offset by

•

an increase of $0.8 million in same store lease termination revenue, including $2.2 million from the termination of leases with 11 tenants during 2020, as compared to $1.4 million received from 17 tenants during 2019.

Property Operating Expenses

Property operating expenses decreased by $9.7 million, or 7%, in 2020 as compared to 2019, primarily due to:

•	a decrease of $3.8 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019;
•

a decrease of $3.6 million in same store common area maintenance expense, including a $1.3 million decrease in cleaning expense and a $0.7 million decrease in security expense due to negotiated credits with our vendors while our properties were closed, a $0.6 million decrease in utility expense and a $0.3 million decrease in snow removal expense due to lower snow fall amounts during 2020 across the Mid-Atlantic States, where many of our properties are located;

•	a decrease of $2.0 million in same store tenant utility expense due to a combination of lower electricity usage and electricity rates; and
•

a decrease of $1.6 million at non-same store properties Valley View Mall and Exton Square Mall due to a decrease in the real estate tax assessment value at Valley View Mall, the derecognition of Valley View Mall during the third quarter of 2020 as a result of our loss of control of the property and a decrease in cleaning and security expenses at both properties due to negotiated credits with our vendors while properties were closed; partially offset by

•	an increase of $2.0 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate.

Depreciation and Amortization

Depreciation and amortization expense decreased by $11.4 million, or 8%, in 2020 as compared to 2019, primarily due to:

•

a decrease of $8.7 million due to accelerated amortization of capital improvements associated with store closings during 2019, partially offset by accelerated amortization of capital improvements associated with store closings during 2020 and a higher asset base resulting from capital improvements related to new tenants at our same store properties

•	a decrease of $1.7 million at Wyoming Valley Mall which was conveyed to the lender of the mortgage loan secured by Wyoming Valley Mall on September 26, 2019; and
•

a decrease of $1.0 million at non-same store properties Exton Square Mall and Valley View Mall due to the derecognition of Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property, accelerated amortization of capital improvements associated with store closings during 2019, as well as a decrease in depreciation expense at Exton Square Mall due to the sale of an out-parcel during 2019.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million, or 9%, in 2020 as compared to 2019, primarily due to higher professional fees of $12.3 million, $8.0 million of which were a direct result of our financial restructuring, partially offset by lower employee compensation expenses of $6.7 million and lower travel and convention expenses of $1.3 million.

Provision for Employee Separation Expenses

During the years ended December 31, 2020 and 2019, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $1.2 million and $3.7 million, respectively, of employee separation expenses.

Insurance Recoveries, net

During the year ended December 31, 2020, we recorded net recoveries of approximately $0.6 million. These net recoveries primarily relate to remediation expenses.

During the year ended December 31, 2019, we recorded net recoveries of approximately $4.4 million. These net recoveries primarily relate to remediation expenses and business interruption claims. $0.5 million of the recoveries received relate to business interruption.

Interest Expense

Interest expense increased by $20.4 million, or 32%, in 2020 as compared to 2019 due to higher weighted average effective interest rates (5.58% in 2020 compared to 4.31% in 2019) and a higher weighted average debt balance ($2,236.9 million in 2020 compared to $2,052.7 million in 2019). Also included in interest expense, net is $2.8 million of expense due to the accelerated reclassification of other comprehensive (loss) income into earnings from our derivatives.

(Loss) Gain on Debt Extinguishment

As a result of our financial restructuring, we incurred $0.9 million of lender expenses which were accounted for as a loss on debt extinguishment for the year ended December 31, 2020. Additionally, as a result of the financial restructuring, we accelerated the amortization of a portion of our deferred financing costs under our previously existing credit agreements which resulted in a loss on debt extinguishment of $0.6 million for the year ended December 31, 2020.

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

Gain on Derecognition of Property

In August 2020, a court order assigned a receiver to operate Valley View Mall on behalf of the lender of the mortgage loan secured by the property. We no longer operate the property as a result of court order assigning the receiver. As a result, we derecognized the assets associated with Valley View Mall and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020.

Impairment of Assets

During the year ended December 31, 2019, we recorded impairment of assets of $5.0 million. We did not record any asset impairments during the year ended December 31, 2020. The assets that incurred impairments and the amount of such impairments are as follows:

(in thousands of dollars)	For the Year Ended December 31, 2019
Gainesville land	$1,464
Woodland Mall	2,098
Valley View Mall	1,408
Other	48
Total impairment of assets	$5,018

See note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Reorganization Expenses

For the period from November 1, 2020 to December 10, 2020, we incurred costs and fees of $3.8 million in connection with our efforts to effectuate the financial restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Equity in (Loss) Income of Partnerships

Equity in income of partnerships decreased by $13.8 million, or 167%, in 2020 as compared to 2019. This decrease was primarily due to lower lease revenue in 2020 at Same Store properties.

Loss on Remeasurement of Assets by Equity Method Investee

Loss on remeasurement of assets by equity method investee is comprised of $145.7 million of our share of the loss on remeasurement on the assets of our joint venture in FDP and $2.8 million of other than temporary impairment on the fair value of our non-controlling ownership interest in the joint venture. See note 3 to the consolidated financial statements for additional information.

Gains on Sale of Real Estate by Equity Method Investee

Gain on sale of real estate by equity method investee was $0.5 million in 2019, which resulted from our 25% share of a $2.0 million gain on the sale of a land parcel at Gloucester Premium Outlets in Blackwood, New Jersey recorded by a partnership in which we hold a 25% ownership interest.

Gain on Sales of Real Estate, net of Adjustments to Gain on Sales

In January 2020, we completed the sale of an outparcel at Woodland Mall in Grand Rapids, Michigan for total consideration of $5.2 million. In March 2020, we completed the sale of two outparcels at Magnolia Mall in Florence, South Carolina for total consideration of $2.9 million. In connection with the March sale, we recorded a gain of $1.9 million. In June 2020, we completed the sale of six outparcels at Magnolia Mall, Jacksonville Mall and Valley Mall for total consideration of $14.4 million and net gain of $9.3 million. In December 2020, we sold a land outparcel for $0.6 million in consideration. As a result of the sale, we recorded a gain on sale of $0.2 million.

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

Gain on Sales of Non-operating Real Estate, net of Adjustments to Gain on Sales

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

•

We believe that FFO is also helpful to management and investors as a measure of operating performance because it excludes various items included in net loss that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. In addition to FFO and FFO per diluted share and OP Unit, when applicable, we also present FFO, as adjusted and FFO per diluted share and OP Unit, as adjusted, which we believe is helpful to management and investors because they adjust FFO to exclude items that management does not believe are indicative of operating performance, such as gain on debt extinguishment and insurance recoveries.

•

We use both NOI and FFO, or related terms like Same Store NOI and, when applicable, Funds From Operations, as adjusted, for determining incentive compensation amounts under certain of our performance-based executive compensation programs.

NOI and FFO are commonly used non-GAAP financial measures of operating performance in the real estate industry, and we use them as supplemental non-GAAP measures to compare our performance between different periods and to compare our performance to that of our industry peers. Our computation of NOI, FFO and other non-GAAP financial measures, such as Same Store NOI, Non Same Store NOI, NOI attributable to our share of unconsolidated properties, and FFO, as adjusted, may not be comparable to other similarly titled measures used by our industry peers. None of these measures are measures of performance in accordance with GAAP, and they have limitations as analytical tools. They should not be considered as alternative measures of our net loss, operating performance, cash flow or liquidity. They are not indicative of funds available for our cash needs, including our ability to make cash distributions. Please see below for a discussion of these non-GAAP measures and their respective reconciliation to the most directly comparable GAAP measure.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, insurance recoveries, gain/loss on debt extinguishment, gain on derecognition of property, impairment of assets, gains on sales of real estate by equity method investees, equity in loss/income of partnerships, loss on remeasurement of assets by equity method investee, gain on sale of non operating real estate, gain/loss on sale of real estate, impairment of development land parcel, project costs and other expenses and reorganization expenses.

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

The table below reconciles net loss to NOI of our consolidated properties for the years ended 2020 and 2019:

	For the Year Ended December 31,
(in thousands of dollars)	2020	2019
Net loss	$(266,706)	$(13,000)
Other income	(887)	(1,834)
Depreciation and amortization	126,362	137,784
General and administrative expenses	50,272	46,010
Provision for employee separation expenses	1,227	3,689
Project costs and other expenses	294	284
Insurance recoveries, net	(586)	(4,362)
Interest expense, net	84,341	63,987
(Loss) gain on debt extinguishment	1,487	(24,859)
Gain on derecognition of property	(8,127)	—
Impairment of assets	—	1,455
Impairment of development land parcel	—	3,562
Reorganization expenses	3,769	—
Equity in loss (income) of partnerships	5,544	(8,289)
Loss on remeasurement of assets by equity method investee	148,545	—
Gain on sales of real estate by equity method investee	—	(553)
Gain on sales of real estate, net	(11,444)	(2,744)
Gain on sales of interests in non operating real estate	(54)	(2,730)
Net operating income from consolidated properties	$134,038	$198,400

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the years ended 2020 and 2019:

	For the Year Ended December 31,
(in thousands of dollars)	2020	2019
Equity in (loss) income of partnerships	$(5,544)	$8,289
Other income	(48)	(76)
Depreciation and amortization	16,640	9,874
Interest and other expenses	13,508	11,243
Net operating income from equity method investments at ownership share	$24,556	$29,330

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2020 and 2019:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2020	2019	2020	2019	2020	2019
NOI from consolidated properties	$132,264	$185,874	$1,774	$12,526	$134,038	$198,400
NOI from equity method investments at ownership share	22,869	28,597	1,687	732	24,556	29,329
Total NOI	155,133	214,471	3,461	13,258	158,594	227,729
Less: lease termination revenue	2,268	1,531	-	18	2,268	1,549
Total NOI - excluding lease termination revenue	$152,865	$212,940	$3,461	$13,240	$156,326	$226,180

Total NOI decreased by $69.1 million, or 30.4%, in 2020 as compared to 2019. NOI from Non Same Store properties decreased by $9.8 million. This decrease was primarily due to the conveyance of Wyoming Valley Mall, the derecognition of Valley View Mall and the operating results at non-core properties. NOI from Same Store properties decreased by $59.3 million primarily due to property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses.”

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

FFO does not include gains and losses on sales of operating real estate assets or impairment write downs of depreciable real estate (including development land parcels), which are included in the determination of net loss in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net loss and net cash used in operating activities, and other non-GAAP financial performance measures, such as NOI. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net loss is the most directly comparable GAAP measurement to FFO.

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2020 and 2019, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net loss that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, loss on hedge ineffectiveness and reorganization expenses.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2020	% Change 2019 to 2020	2019
Net loss	$(266,706)		$(13,000)
Depreciation and amortization on real estate:
Consolidated properties	124,940		136,422
PREIT’s share of equity method investments	16,641		9,874
Gain on sales of real estate, net	(11,444)		(2,756)
Impairment of real estate assets	—		1,456
Loss on remeasurement of assets by equity method investee	148,545		—
Dividends on preferred shares (1)	(13,687)		(27,375)
Funds from operations attributable to common shareholders and OP Unit holders	(1,711)	(101.6)%	104,621
Provision for employee separation expense	1,227		3,689
Insurance recoveries, net	(586)		(4,362)
Reorganization expenses	3,769		—
Loss (gain) on debt extinguishment	1,487		(24,859)
Gain on derecognition of property	(8,127)		—
Impairment of development land parcel	—		3,562
Loss on hedge ineffectiveness	2,912		—
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$(1,029)	(101.2)%	$82,651
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$(0.02)	(101.6)%	$1.33
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$(0.01)	(101.2)%	$1.05
Weighted average number of shares outstanding	77,227		75,221
Weighted average effect of full conversion of OP Units	2,012		3,221
Effect of common share equivalents	380		453
Total weighted average shares outstanding, including OP Units	79,619		78,895

(1) Does not include the impact of $13.7 million of accrued, undeclared and unpaid preferred share dividends for the year ended December 31, 2020. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO was a loss of $1.7 million for 2020, a decrease of $106.3 million, or 101.6%, compared to $104.6 million for 2019. This decrease was primarily due to:

•

a $59.0 million decrease in Same Store NOI primarily due to mall closures as a result of the COVID-19 pandemic, along with associated rent abatements and reduced percent of sales revenue coupled with additional tenant bankruptcies in 2020;

•

a $9.8 million decrease in Non Same Store NOI primarily due to three anchor store closings during 2018 and 2019 at Valley View Mall and Exton Square Mall and associated co-tenancy concessions, vacancies and abatements resulting from the COVID-19 pandemic, the derecognition of Valley View Mall during the third quarter of 2020 as a result of our loss of control of the property as well as a decrease in lease revenue at Exton Square Mall due to the sale of an outparcel during 2019;

•	a $4.3 million increase in general and administrative expense primarily due to costs associated with the financial restructuring;
•	a $20.4 million increase in net interest expense;
•	a $3.8 million decrease in insurance recoveries;
•	reorganization expenses of $3.8 million in 2020;

•	a $0.9 million decrease in other income; partially offset by
•	a $2.5 million decrease in provision for employee separation expenses;
•	a $24.9 million gain on extinguishment of debt in 2019 compared to a $1.5 million loss on extinguishment of debt in 2020; and
•	a $8.1 million gain on the derecognition of property.

FFO per diluted share and OP Unit decreased $(1.35) per share to $(0.02) per share for 2020, compared to $1.33 per share for 2019 due to the factors noted above.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $16.9 million related to our capital improvements and development projects in 2021. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to preferred shareholders, common shareholders and OP Unit holders for 2020 were $31.8 million, based on distributions of $0.9218 per Series B Preferred Share, distributions of $0.90 per Series C Preferred Share, distributions of $0.8594 per Series D Preferred Share and distributions of $0.23 per common share and OP Unit. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

As a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. Our ability to raise capital in the capital markets may also be impacted by market fluctuations more generally, including as a result of the COVID-19 pandemic and related economic downturn.

During 2020, our capital raised includes proceeds of $22.5 million from our share of asset sales by us and our unconsolidated subsidiaries and through the financial restructuring, we obtained availability under our revolving facility of $75.2 million as of December 31, 2020.

We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. During 2020, we executed agreements of sale for five land parcels for anticipated multifamily development and one land parcel for anticipated hotel development that are expected to provide an aggregate of up to approximately $89.7 million in proceeds, which will primarily be used to repay amounts outstanding under our Credit Agreements. These agreements include the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty.

The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, as a result of the COVID-19 pandemic or otherwise, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

continued deterioration in our tenants’ business operations and financial stability, particularly in light of the COVID-19 pandemic, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

As of December 31, 2020, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020 and its impact is expected to continue through future periods. As of December 31, 2020, we had cash receipts of 80% of billed second, third and fourth quarter rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. See “Item 1A. Risk Factors—Risks Related to Our Business and Properties—The COVID-19 global pandemic and the public health and governmental response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.”

We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects, certain capital requirements, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our Credit Agreements, as further described below.

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

Credit Agreements

We have entered into two secured credit agreements (collectively, as amended, the “Credit Agreements”): (a) the First Lien Credit Agreement, which, as described in more detail below, includes (i) the $130.0 million First Lien Revolving Facility, and (ii) the $384.5 million First Lien Term Loan Facility, and (b) the Second Lien Credit Agreement, which, as described in more detail below, includes the $535.2 Second Lien Term Loan Facility. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing credit agreements in effect prior to the Effective Date, including our secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement”). Capitalized terms used in this section and not otherwise defined in this Annual Report on Form 10-K have the meanings ascribed to such terms in the applicable Credit Agreement.

As of December 31, 2020, we had borrowed $922.1 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2020 is net of $13.6 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of December 31, 2020 was $75.2 million.

Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 12 of our subsidiaries’ properties, including nine malls and three additional parcels. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions.

The maturity date of the Credit Agreements is December 10, 2022 (or such earlier date that the obligations under the applicable Credit Agreement have been accelerated), unless extended by one year until December 10, 2023 at our option (the “Maturity Date”). Any such extension would be subject to our fulfillment of certain conditions including maintaining minimum liquidity of $35.0 million, a minimum corporate debt yield of 8.0% and a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties as determined by an appraisal (provided that we may obtain a second appraisal of each Borrowing Base Property prepared by a nationally recognized appraisal firm and use the highest appraised value), and provided that no default or event of default exists and our representations and warranties are true in all material respects.

First Lien Credit Agreement

On December 10, 2020, we entered into an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”).

Amounts borrowed under the First Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus (w) for revolving loans, 2.50% per annum, and (x) for term loans, 4.74% per annum. LIBOR Loans bear interest at LIBOR plus (y) for revolving loans, 3.50% per annum, and (z) for term loans, 5.74% per annum, in each case, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in cash on the last day of each applicable interest period (with rolling 30-day interest periods) and on the Maturity Date. We must pay certain fees to the administrative agent for the account of the lenders in connection with the First Lien Credit Agreement, including an unused fee for the account of the revolving lenders, which will accrue (i) 0.35% per annum on the daily amount of the unused revolving commitments when that amount is greater than or equal to 50% of the aggregate amount of revolving commitments, and (ii) 0.25% when that amount is less than 50% of the aggregate amount of revolving commitments. Accrued and unpaid unused fees will be payable quarterly in arrears during the term of the First Lien Credit Agreement and on the Revolving Termination Date (or any earlier date of termination of the revolving commitments or reduction of the revolving commitments to zero).

Letters of credit and the proceeds of revolving loans may be used (i) to refinance existing indebtedness under the Bridge Credit Agreement, (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

Second Lien Credit Agreement

On December 10, 2020, we also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”).

Amounts borrowed under the Second Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in kind on the last day of each applicable interest period (with rolling 30-day interest periods) by adding the accrued and unpaid amount thereof to the principal balance of the loans under the Second Lien Credit Agreement and then accruing interest on the increased principal amount (provided that after the discharge of our Senior Debt Obligations, interest will be paid in cash). We must pay certain fees to the administrative agent for the account of the lenders in connection with the Second Lien Credit Agreement.

The proceeds of loans under the Second Lien Credit Agreement may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan.

On February 8, 2021, the Company entered into the first amendment to the Second Lien Credit Agreement (“First Amendment”). The First Amendment provided for elimination of approximately $5.3 million of the disputed default interest that was capitalized into the principal balance of the Second Lien Term Loan Facility, reducing the outstanding principal amount of loans outstanding under the Second Lien Credit Agreement, retroactively as of December 10, 2020, to $535.2 million. The First Amendment also eliminated the disputed PIK interest that was capitalized through the date of the amendment.

Similar terms of the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, which substantially align with those contained in the other Credit Agreements, and which are described in detail below.

Covenants

Each of the Credit Agreements contains, among other restrictions, certain affirmative and negative covenants, including, without limitation, requirements that we:

•

maintain liquidity of at least $25.0 million, to be comprised of unrestricted cash held in certain deposit accounts subject to control agreements, up to $5.0 million held in a certain other deposit account excluded from the collateral, the unused revolving loan commitments under the First Lien Credit Agreement (to the extent available to be drawn), and amounts on deposit in a designated collateral proceeds account and amounts on deposit in a cash collateral account;

•	maintain a minimum senior debt yield of 11.35% from and after June 30, 2021;
•	maintain a minimum corporate debt yield of (a) 6.50% from June 30, 2021 through and including September 30, 2021 and (b) 7.25% from and after October 1, 2021;
•

provide to the administrative agent, among other things, PREIT and its subsidiaries’ quarterly and annual financial statements, annual budget, reports on projected sources and uses of cash, and an updated annual business plan, as well as quarterly and annual operating statements, rent rolls, and certain other collections and tenant reports and information as the administrative agent may reasonably request with respect to each Borrowing Base Property;

•	maintain PREIT’s status as a REIT;
•

use commercially reasonable efforts to obtain subordination, non-disturbance and attornment agreements from each tenant under certain Major Leases as well as ground lease estoppel certificates from each ground lessor of a Borrowing Base Property;

•

comply with the requirements of the various security documents and, at the administrative agent’s request, promptly notify the administrative agent of any acquisition of any owned real property that is not subject to a mortgage and grant liens on such real property to secure our obligations under the applicable Credit Agreement;

•	not amend any existing sale agreements with respect to Borrowing Base Properties to result in a reduction of cash consideration by 20% or more; and
•	not retain more than $6.5 million of cash in property-level accounts held by our subsidiaries that are owners of real property (subject to certain exceptions).

Each of the Credit Agreements also limits our ability, subject to certain exceptions, to make certain restricted payments (including payments of dividends and voluntary prepayments of certain indebtedness which includes, with respect to the First Lien Credit Agreement, voluntary prepayments under the Second Lien Credit Agreement), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate or sell all or substantially all our assets or the equity interests of our subsidiaries, amend our organizational documents or material contracts, enter into transactions with affiliates, or enter into derivatives contracts. We are also prohibited from selling certain properties unless certain conditions are satisfied with respect to the terms of the sale agreement for such property or, in the case of Borrowing Base Properties, payment of certain release prices.

The First Lien Credit Agreement and, after our Senior Debt Obligations are discharged, the Second Lien Credit Agreement, each prohibit us from (i) entering into Major Leases, (ii) assigning leases, (iii) discounting any rent under leases where the leased premises is at least 7,500 square feet at a Borrowing Base Property and the discounted amount is more than $750,000 and more than 25% of the aggregate contractual base rent payable over the initial term (not including any extension options), (iv) collecting rent in advance, (v) terminating or modifying the terms of any Major Lease or releasing or discharging tenants from any obligations thereunder, (vi) consenting to a tenant’s assignment or subletting of a Major Lease, or (vii) subordinating any lease to any other deed of trust, mortgage, deed to secure debt or encumbrance, other than the mortgages already encumbering the applicable Borrowing Base Property and the mortgages entered into in connection with the other Credit Agreement. Under the First Lien Credit Agreement and, under the Second Lien Credit Agreement after the First Lien Termination Date, any amounts equal to or greater than $2.5 million but less than $3.5 million received by or on behalf of a guarantor in consideration of any termination or modification of a lease (or the release or discharge of a tenant) are subject to restrictions on use, and such amounts that are equal to or greater than $3.5 million must be applied to reduce our outstanding obligations under the applicable Credit Agreement.

As of December 31, 2020, we were in compliance with all terms under the Credit Agreements. We are not required to comply with any financial covenants under our Credit Agreements until June 30, 2021. We expect to be in compliance with these financial covenants when they come into effect.

Voluntary and Mandatory Prepayments

Subject to certain conditions, we may prepay loans under the First Lien Credit Agreement, and under the Second Lien Credit Agreement after the First Lien Termination Date, without premium or penalty. Under the First Lien Credit Agreement, if at any time the aggregate principal amount of all outstanding revolving loans, together with the aggregate amount of all letter of credit liabilities, exceeds the aggregate amount of the revolving commitments, we must make a payment of that excess amount. Under the First Lien Credit Agreement, at any time, and under the Second Lien Credit Agreement, at any time after the First Lien Termination Date, if we receive net cash proceeds from certain capital events, subject to certain exceptions, we must prepay loans under the applicable Credit Agreement (and under the First Lien Credit Agreement, we must either prepay loans or cash collateralize the letter of credit liabilities or specified derivatives obligations, as applicable) as follows:

•	in the event of any debt issuance, in an amount equal to 100% of net cash proceeds;
•

in the event of any equity issuance, in an amount equal to 50% of net cash proceeds (with the other 50% of such net cash proceeds required to prepay the loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account);

•

in the event of any asset disposition (other than an asset disposition of all or any portion of a Borrowing Base Property), in an amount equal to 70% of net cash proceeds (with the other 30% of net cash proceeds required to either prepay the loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account);

•

in the event of any insurance and condemnation event with respect to collateral that is not a Borrowing Base Property, 100% of net cash proceeds, except for such amounts that we have elected to reinvest for reconstruction of property in accordance with the terms of the applicable Credit Agreement; and

•

in the event of any insurance and condemnation event at a Borrowing Base Property, all net cash proceeds at the request of the administrative agent, provided that the administrative agent is required to release all or a portion of the funds to us for specified uses depending on the amount of net cash proceeds.

In the event of certain non-guarantor prepayment events resulting in the receipt of net cash proceeds by a borrower or guarantor from our non-guarantor subsidiaries or joint ventures, those amounts are required to prepay loans (and under the First Lien Credit Agreement, prepay loans or be used to cash collateralize the letter of credit liabilities or specified derivatives obligations, as applicable) as follows (subject to certain exceptions): (a) 100% of net cash proceeds received if the event constitutes a debt issuance, (b) 50% of net cash proceeds received if the event constitutes an equity issuance, (c) 100% of net cash proceeds received if the event constitutes an insurance condemnation event, and (d) 70% of net cash proceeds received if the event constitutes an asset disposition, provided, in each case (subject to certain exceptions), that the net cash proceeds received and not otherwise required to prepay loans must either prepay loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account.

In the event we receive net cash proceeds from an asset disposition of all or any portion of a Borrowing Base Property in accordance with the terms of the applicable Credit Agreement (each of which allows for the release of certain properties from the liens created by the security documents applicable thereto upon our request and subject to our satisfaction of certain specified conditions with respect to such property), such net proceeds must prepay the loans as follows (subject to certain exceptions):

•

in the event a Borrowing Base Property is released, the greater of (x) 110% of the property’s closing date appraised value, as reduced by any prepayment made in connection with the release, and (y) 100% of the net cash proceeds received from the sale of the property;

•	in the event an income producing parcel is released, 100% of net cash proceeds; and
•

in the event a non-income producing parcel is released, 70% of net cash proceeds (with the other 30% required to either (i) prepay loans (under the First Lien Credit Agreement, the revolving loans) or (ii) be deposited into a designated collateral proceeds account).

Under the Second Lien Credit Agreement, any net cash proceeds applied to the obligations under the First Lien Credit Agreement or to cash collateralize certain letter of credit liabilities or specified derivatives obligations under the First Lien Credit Agreement or deposited into the designated collateral proceeds account will reduce, on a dollar-for-dollar basis, any net cash proceeds required to be applied as a principal prepayment of the loans under the Second Lien Credit Agreement. In the event net cash proceeds are applied under the First Lien Credit Agreement resulting in its termination and the automatic release of the security interest in the collateral thereunder, to the extent any excess net cash proceeds remain, 100% of such remaining proceeds are required to be applied to the loans under the Second Lien Credit Agreement.

We may request disbursements from the designated collateral proceeds account subject to the same terms and conditions applicable to a disbursement of loans (or in the case of the First Lien Credit Agreement, revolving loans), the proceeds of which must be used in a manner consistent with an approved annual business plan. Under the First Lien Credit Agreement, no revolving loans will be disbursed at any time that designated collateral proceeds are on deposit and we may elect to apply designated collateral proceeds as a principal prepayment of the revolving loans at any time. Under the Second Lien Credit Agreement, amounts in the designated collateral proceeds account in accordance with the First Lien Credit Agreement are held by the administrative agent as additional collateral securing our obligations under the Second Lien Credit Agreement.

Under the First Lien Credit Agreement, we have pledged and granted to the administrative agent an additional security interest in a letter of credit collateral account.

Additionally, under the First Lien Credit Agreement, in the event our senior debt yield is less than 12.06% for the calendar quarter ending June 30, 2021 or any calendar quarter thereafter, concurrently with the delivery of a compliance certificate and thereafter once per calendar month until the ratio is equal to or greater than 12.06% for a subsequent quarter (as shown in a compliance certificate), we must either make prepayments, or deposits into a cash collateral account, of all excess cash flow generated during the month preceding such required deposit date. So long as no default or event of default exists, in the event the excess cash flow for any given month is negative and would cause our liquidity to fall below $12.5 million (provided that we deliver evidence of the operating shortfall deficiency to the administrative agent), we may request a disbursement of funds on deposit in the cash collateral account to fund or reimburse us for such deficiency. We may also request disbursement of the funds in the cash collateral account following the termination of a cash sweep period, subject to certain conditions.

Under the First Lien Credit Agreement, if at any time, and under the Second Lien Credit Agreement, if at any time after the First Lien Termination Date, our unrestricted cash or cash equivalents exceed $40.0 million for five consecutive days, we must make prepayments of the amount in excess of $40.0 million. Under the First Lien Credit Agreement, those prepayments will be applied first to the revolving loans until the principal balance is reduced to zero, then to the term loans.

Events of Default

In addition to customary events of default including, among other things, non-payment or non-performance under each of the Credit Agreements, events of default include our (i) failure to pay Material Indebtedness (defined as indebtedness with an aggregate outstanding principal amount of $25.0 million or more, or $250.0 million in the case of Nonrecourse Indebtedness), and (ii) the acceleration of such Material Indebtedness (or the occurrence of any event that would permit the holders of such Material Indebtedness to accelerate such Material Indebtedness), in each case, provided that no event of default will result from a default, event of default, acceleration or other action in connection with a guaranty by a loan party of indebtedness secured by a mortgage on a non-Borrowing Base Property until the earliest to occur of (x) commencement of a related court proceeding, (y) in the event such loan party has agreed that an event permitting acceleration of the guaranty has occurred, 45 days following the expiration or termination of a related forbearance agreement, subject to certain conditions, or (z) such loan party makes or agrees to make a payment in satisfaction of any claim made on the guaranty in connection with the event of default, acceleration or other action. The First Lien Credit Agreement also provides that the non-subordination of second priority liens is an event of default.

Upon the occurrence of an event of default (except with respect to bankruptcy as described in the next sentence), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder (including the obligation of the issuing banks to issue letters of credit under the First Lien Credit Agreement). Upon the occurrence of a voluntary or involuntary bankruptcy proceeding, all outstanding amounts (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) would automatically become immediately due and payable and the lenders’ commitments under the applicable Credit Agreement (including the obligation of the issuing banks to issue letters of credit under the First Lien Credit Agreement) would automatically terminate. The First Lien Credit Agreement also provides certain specified derivatives providers with specific remedies with respect to specified derivatives contracts thereunder.

FDP Loan Agreement

As described in note 4 of our consolidated financial statements, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option for each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

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

Mortgage Loan Activity—Consolidated Properties

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods range from August 2020 through February 2021 depending on the terms of the specific agreements.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and have recorded the mortgage balance and an offsetting contract asset on our balance sheet as of December 31, 2020, both of which will be eliminated when the property foreclosure sale is completed.

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

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at December 31, 2020. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.40% at December 31, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at December 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2020:

	Payments by Period
(in thousands of dollars)	Total	2021	2022	2023	2024-2025	Thereafter
Consolidated mortgage loans
Principal payments	$48,436	$17,575	$13,652	$6,398	$10,811	$—
Balloon payments (1)(2)	837,052	216,418	355,989	53,299	211,346	—
Total consolidated mortgage loans	885,488	$233,993	$369,641	$59,697	$222,157	$—
Less: Unamortized debt issuance costs	985
Carrying value of mortgage notes payable	$884,503

(1)

Our mortgage secured by Valley View Mall was in default as of December 31, 2020. The property conveyance process is not complete as of December 31, 2020. The $27.2 million mortgage balance is included in our 2021 balloon payments.

(2)

On February 8, 2021, we entered into an amendment to extend the maturity of our mortgage secured by Woodland Mall to December 2021, including an option to extend the maturity by one year to December 2022 if certain criteria are met. The $122.0 million mortgage balance is included in our 2021 balloon payments.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2020 for the periods presented:

(in thousands of dollars)	Total	2021		2022-2023		2024-2025	Thereafter
Mortgage loans	$885,488	$233,993	(1)	$429,338		$222,157	$—
Term Loans	1,011,595	—		1,011,595	(2)	—	—
First Lien Revolving Facility	54,830	—		54,830		—	—
Interest on indebtedness (3)	139,066	62,495		61,248		15,323	—
Operating leases	4,328	688		1,949		1,691	—
Ground leases	53,275	1,735		3,168		3,103	45,269
Development and redevelopment commitments (4)	16,893	16,893		—		—	—
Total	$2,165,475	$315,804		$1,562,128		$242,274	$45,269

(1)

The 2021 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of December 31, 2020. We do not expect to pay the principal balance remaining. Also, included in the 2021 amount is $122.0 million for our mortgage loan secured by Woodland Mall. On February 8, 2021, we entered into an amendment to extend the maturity of this mortgage loan to December 2021, including an option to extend the maturity by one year to December 2022 if certain criteria are met.

(2)

Includes our First Lien Term Loan of $384.1 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $627.5 million, which includes estimated capitalized PIK interest based on current interest rates.

(3)	Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(4)

The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2021, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

Interest Rate Derivative Agreements

As of December 31, 2020, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.41% on a notional amount of $529.7 million, maturing on various dates through May 2023. As of December 31, 2020, our non-designated swaps outstanding had a weighted average base interest rate of 1.57%, a notional amount of $264.3 million and mature on various dates through December 2021.

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive (loss) income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. Through December 10, 2020, all of our derivatives were designated and qualified as cash flow hedges of interest rate risk.

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining thirteen interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

As of December 31, 2020, we had 13 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For the eleven remaining interest rate swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

As of December 31, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $23.3 million. If we had breached any of the default provisions in these agreements as of December 31, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $26.0 million. We had not breached any of these provisions as of December 31, 2020.

CASH FLOWS

Net cash provided by operating activities totaled $6.3 million for 2020, compared to $111.4 million for 2019.

The decrease in net cash provided by operating activities in 2020 was primarily due to our decrease in revenue due to mall closures as a result of the COVID-19 pandemic along with associated rent abatements and an increase in tenant bankruptcies in 2020. Also, we had higher general and administrative expense along with increased interest expense in 2020 as a result of our financial restructuring contributed to the decrease.

Cash flows used in investing activities were $77.7 million for 2020, compared to $131.4 million for 2019.

Investing activities in 2020 included investment in construction in progress of $22.8 million, investments in partnerships of $35.3 million (primarily at Fashion District Philadelphia) and real estate improvements of $37.8 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by $22.5 million of proceeds from land and outparcel sales.

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

Cash flows provided by financing activities were $103.1 million for 2020, compared to $7.1 million for 2019.

Cash flows provided by financing activities for 2020 included payments of aggregate dividends and distributions of $32.3 million, principal installments on mortgage loans of $16.1 million and deferred financing costs of $14.1 million, offset by $162.4 million of net new borrowings under our revolving facility and term loans.

Cash flows provided by financing activities for 2019 included aggregate dividends and distributions of $94.2 million and principal installments on mortgage loans of $17.9 million, offset by $190.0 million of net borrowings on our 2013 Revolving Facility.

See note 1 to our consolidated financial statements for details regarding costs capitalized during 2020 and 2019.

COMMITMENTS

As of December 31, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $16.9 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate over our two year policy term. See “Item 1A. Risk Factors—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations.

When we seek to make acquisitions, competitors (such as institutional investors, other REITs and other owner-operators of retail properties) might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. See “Item 2. Properties—Major Tenants.” In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in 2020.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2020, our consolidated debt portfolio consisted of $884.5 million of fixed and variable rate mortgage loans (net of debt issuance costs), $54.8 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $384.1 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.24%, and $538.0 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at December 31, 2020. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 2.40% at December 31, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at December 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2021	$42,672	4.01%	$191,322		2.27%
2022	$302,729	3.96%	$1,043,862	(2)	7.33%
2023	$59,697	3.99%	$—		—
2024	$6,405	4.03%	$—		—
2025 and thereafter	$215,752	4.04%	$—		—

(1)	Based on the weighted average interest rate in effect as of December 31, 2020 and does not include the effect of our interest rate swap derivative instruments as described below.
(2)	Includes term loan debt of $922.1 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.56% as of December 31, 2020.

As of December 31, 2020 and 2019, we had $1,235.2 million and $1,064.5 million, respectively, of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our consolidated financial statements for further information.

As of December 31, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.0 million, maturing on various dates through May 2023. See Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2020.

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

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2020 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $37.5 million at December 31, 2020. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $25.9 million at December 31, 2020. Based on the variable rate debt included in our debt portfolio at December 31, 2020, a 100 basis point increase in interest rates would have resulted in an additional $4.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $4.4 million annually.

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

Because the information presented above includes only those exposures that existed as of December 31, 2020, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2020 and 2019, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2020 and 2019, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that:

•

information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on this evaluation, have concluded that due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Management of Pennsylvania Real Estate Investment Trust (“us” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was not effective as of December 31, 2020, the end of the period covered by this Form 10-K, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

We identified deficiencies that aggregate to a material weakness in our internal control over financial reporting as of December 31, 2020. These deficiencies related to (i) attracting and retaining sufficient personnel with requisite financial expertise, (ii) the assessment of the risk of fraud, including risks of management override of controls and proper segregation of duties, and (iii) assessing changes in the external environment and the potential impact of those changes on the design, operating effectiveness and monitoring of internal controls over financial reporting.

Our company has been significantly affected by the COVID-19 global pandemic and a bankruptcy filing during the past year. The Company was unable to maintain a sufficient complement of accounting and financial reporting personnel to effect certain of our internal controls over financial reporting and respond to the financial reporting impacts of the environment we operated in during 2020. The Company was also unable to ensure appropriate segregation of duties as it relates to the preparation and review of journal entries. The material weakness contributed to the potential for there to have been material accounting errors in substantially all financial statements account balances and disclosures. Additionally, certain management review controls that would serve to prevent or detect material misstatements in our financial statements did not operate with an appropriate level of precision, primarily due to the impact of the variability of the results from operating retail properties during a global pandemic, including an increase in tenants with past due receivables and the impact of abatements and deferrals on those amounts.

The material weakness did not result in adjustments to our consolidated financial statements. As a result of the material weakness noted above, we completed additional procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”). Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. In addition, we have developed a remediation plan for this material weakness, which is described below.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-3 in this report.

Management’s Remediation Plan

The Company and its Board of Trustees are committed to maintaining a strong internal control environment. In order to remediate the material weakness described above, we intend to implement additional policies and procedures and take necessary actions, which are expected to include:

•	Implementing policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties;
•	Enhancing our procedures in certain management review controls, including the thresholds utilized for review and the response to outliers;
•	Hiring additional finance and accounting staff;
•	Developing policies and procedures to enhance the precision of management review of financial statement information and control impact of changes in the external environment; and
•	Reevaluating our monitoring activities for relevant controls.

Management is beginning the process of implementing and monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes our planned remedial efforts will effectively remediate the identified material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address control deficiencies or determine it necessary to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

As defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the identification of the material weakness noted above, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2020.

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

2.2

Confirmation Order for Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries (with Additional Technical Modifications as of November 20, 2020), filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K filed on December 4, 2020, is incorporated herein by reference.

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

3.3

Amendment to Amended and Restated Trust Agreement dated December 18, 2008, as amended, dated as of March 30, 2020, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

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

3.8

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

4.14	Description of Registrant’s Securities, filed as Exhibit 4.15 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

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

10.4

Letter Agreement executed by Wells Fargo, National Association amending 7-Year Term Loan and 2018 Credit Agreement, dated May 1, 2020, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

10.5

Second Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial parties thereto, dated as of July 27, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference

10.6

Third Amendment to Amended and Restated Credit Agreement dated as of May 24, 2018, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of September 30, 2020, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.7

Seven-Year Term Loan Agreement dated as of January 8, 2014 by and among  PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.8

Seven-Year Term Loan Guaranty dated as of January 8, 2014 in favor of Wells Fargo Bank, National Association, executed by certain direct and indirect subsidiaries of PREIT Associates, L.P, filed as Exhibit 10.10 to PREIT’s Annual Report on Form 10-K filed on February 28, 2014, is incorporated herein by reference.

10.9

First Amendment to Seven-Year Term Loan Agreement dated as of November 3, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.12 to PREIT’s Annual Report on Form 10-K filed on February 23, 2015, is incorporated herein by reference.

10.10

Second Amendment to Seven-Year Term Loan Agreement dated as of November 12, 2014 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.6 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.11

Third Amendment to Seven-Year Term Loan Agreement dated as of June 26, 2015 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2015, is incorporated herein by reference.

10.12

Fourth Amendment to Seven-Year Term Loan Agreement dated as of June 30, 2016 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on July 28, 2016, is incorporated herein by reference.

10.13

Fifth Amendment to Seven-Year Term Loan Agreement dated as of June 5, 2018 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT and the financial institutions party thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 3, 2018, is incorporated herein by reference.

10.14

Sixth Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and the financial institutions party thereto, dated as of March 30, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

10.15

Seventh Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc. Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of July 27, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 31, 2020, is incorporated herein by reference.

10.16

Eighth Amendment to Seven-Year Term Loan Agreement dated as of January 8, 2014, as amended, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, dated as of September 30, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.17

Credit Agreement, dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K/A filed on August 14, 2020, is incorporated herein by reference.

10.18

First Amendment to Credit Agreement dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, dated as of September 30, 2020, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on October 2, 2020, is incorporated herein by reference.

10.19

Second Amendment to Credit Agreement dated as of August 11, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, dated as of October 16, 2020, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.20

Amended and Restated First Lien Credit Agreement, dated as of December 10, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.21

Amended and Restated Guaranty, dated as of December 10, 2020, in favor of Wells Fargo Bank, National Association, executed by PREIT-RUBIN, Inc., PREIT-RUBIN OP, Inc., and certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.22

Second Lien Credit Agreement, dated as of December 10, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.23

Guaranty, dated as of December 10, 2020, in favor of Wells Fargo Bank, National Association, executed by PREIT-RUBIN, Inc., PREIT-RUBIN OP, Inc., and certain direct and indirect subsidiaries of PREIT Associates, L.P., filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.24

First Amendment to Second Lien Credit Agreement, dated as of February 8, 2021, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 12, 2021, is incorporated herein by reference.

10.25

Repayment Guaranty, dated as of January 22, 2018, in favor of Wells Fargo Bank, National Association, executed by PREIT Associates, L.P., filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.26

Guaranty Reaffirmation, dated as of December 10, 2020, in favor of Wells Fargo Bank, National Association, executed by PREIT Associates, L.P., filed as Exhibit 10.6 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

10.27

Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.28

Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.29

Forbearance Agreement, effective as of July 1, 2020, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance Annuity Association of America, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed August 11, 2020, is incorporated herein by reference.

+10.30

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

+10.33

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

+10.34

Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most, filed as Exhibit 10.21 to PREIT’s Annual report on Form 10-K filed February 25, 2019 is incorporated herein by reference.

+10.35

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Joseph J. Aristone, filed as Exhibit 10.46 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

+10.36

Letter Agreement, dated as of February 24, 2014 by and between PREIT Services, LLC and Heather Crowell, filed as Exhibit 10.47 to Amendment No. 1 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

+10.37

Separation of Employment Agreement, dated December 21, 2017 between PREIT and Bruce Goldman, filed as Exhibit 10.49 to PREIT’s Annual Report on Form 10-K filed on February 16, 2018 is incorporated herein by reference.

+10.38

Separation of Employment Agreement, dated December 23, 2019 between PREIT and Robert F. McCadden, filed as Exhibit 10.27 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

+10.39	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.40	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.41	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.42

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

+10.44	PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.45	2016-2018 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.46

Form of 2016-2018 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on April 29, 2016, is incorporated herein by reference.

+10.47	2017-2019 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.48

Form of 2017-2019 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 2, 2017, is incorporated herein by reference.

+10.49	2018-2020 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.50

Form of 2018-2020 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 4, 2018, is incorporated herein by reference.

+10.51	2019-2021 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.52

Form of 2019-2021 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.53

Form of Restricted Share and Outperformance Unit Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.54	Form of Restricted Share Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.55	2020-2022 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

+10.56	Form of 2020-2022 Restricted Share Unit Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

+10.57	Form of 2020-2022 Restricted Share Award Agreement, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020 is incorporated herein by reference.

+10.58

Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

+10.59

Form of Restricted Share Award Notice under the Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

10.60

Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated December 3, 2018, filed as Exhibit 10.51 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.61

First Amendment to Office Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated September 27, 2019, filed as Exhibit 10.52 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.62

Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 1, 2015, is incorporated herein by reference.

+10.63

PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

10.64

Restructuring Support Agreement, dated October 7, 2020, by and among Pennsylvania Real Estate Investment Trust and the other parties thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 14, 2020, is incorporated herein by reference.

10.65

Amendment and Waiver to Restructuring Support Agreement, dated as of October 16, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.66

Second Amendment to Restructuring Support Agreement, dated as of October 23, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2020, is incorporated herein by reference.

10.67

Notice of (I) Entry of Findings of Fact, Conclusions of Law, and Order Approving the Adequacy of the Debtors’ Disclosure Statement for, and Confirming, the Debtors’ Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries and (II) Occurrence of Effective Date, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 16, 2020, is incorporated herein by reference.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 16, 2021	By:	/s/ Joseph F. Coradino
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	March 16, 2021
Joseph F. Coradino

/s/ Mario C. Ventresca, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2021
Mario C. Ventresca, Jr.

/s/ Sathana Semonsky	Vice President and Chief Accounting Officer (principal accounting officer)	March 16, 2021
Sathana Semonsky

/s/ George J. Alburger, Jr.	Trustee	March 16, 2021
George J. Alburger, Jr.

/s/ Michael J. DeMarco	Trustee	March 16, 2021
Michael J. DeMarco

/s/ JoAnne A. Epps	Trustee	March 16, 2021
JoAnne A. Epps

/s/ Mark E. Pasquerilla	Trustee	March 16, 2021
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	March 16, 2021
Charles P. Pizzi

/s/ John J. Roberts	Trustee	March 16, 2021
John J. Roberts

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees Pennsylvania Real Estate Investment Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of holding period assumption used in the recoverability of operating properties

As discussed in Note 2 to the consolidated financial statements, net investments in real estate, including operating properties, was $1.9 billion at December 31, 2020. The Company performs impairment testing of its investments in real estate and related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is a triggering event in relation to a property to be held and used, the Company will estimate the aggregate future cash flows, net of estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. During 2020, the impact of the COVID-19 pandemic on the operations of the Company’s wholly owned properties resulted in recoverability assessments performed on all wholly owned properties.

We identified the assessment of the Company’s expected holding period for operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortened holding period assumption could have a significant adverse impact on the estimated cash flows used in determining the recoverability of the carrying value of operating properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s property impairment process, including controls over the Company’s evaluation of the expected holding period. We evaluated the relevant events or changes in circumstances and the current economic environment that the Company used to evaluate its expected holding period by:

•	inquiring with the Company and inspecting documents such as the Board of Trustee meeting minutes and the Company’s debt maturity schedules

•reading certain publicly available information to identify potential sales of properties

•	corroborating the information obtained with others in the Company that have responsibility for and authorization to pursue disposition transactions.

Evaluation of collectability of tenant receivables

As discussed in Note 1 to the consolidated financial statements, the Company accrues revenue under leases, provided that it is probable that the Company will collect substantially all of the lease revenue that is due by the tenant under the terms of the lease both at inception and on an ongoing basis. When probability is not met, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease revenue. The Company reviews the collectability of its tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. The Company’s revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectability. Tenant and other receivables, net was $54.5 million at December 31, 2020.

We identified the evaluation of collectability of tenant receivables as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all lease payments for each of its leases requires significant auditor judgment because of the subjective nature of the evidence obtained and the existence of the material weakness in internal control over financial reporting identified.

The following are the primary procedures we performed to address this critical audit matter. For a sample of receivables, we evaluated the collectability of the tenant receivable by assessing the age of the receivable, the tenant’s payment history, reading certain publicly available information, and evaluating publicly available industry sector trends. In addition, we inquired with Company employees to obtain evidence regarding creditworthiness of specific tenants

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees Pennsylvania Real Estate Investment Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Pennsylvania Real Estate Investment Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s attracting and retaining of sufficient personnel with requisite financial experience, assessment of risk of fraud, including risks of management override of controls and proper segregation of duties, and assessment of changes in the external environment and the potential impact of those changes on the design, operating effectiveness and monitoring of internal controls over financial reporting has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2021

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2020	2019
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,168,536	$3,099,034
Construction in progress	46,285	106,011
Land held for development	5,516	5,881
Total investments in real estate	3,220,337	3,210,926
Accumulated depreciation	(1,308,427)	(1,202,722)
Net investments in real estate	1,911,910	2,008,204
INVESTMENTS IN PARTNERSHIPS, at equity:	27,066	159,993
OTHER ASSETS:
Cash and cash equivalents	43,309	12,211
Tenant and other receivables (net of allowance for doubtful accounts of $1,492 and $2,845 at December 31, 2020 and 2019, respectively)	54,532	41,261
Intangible assets (net of accumulated amortization of $19,187 and $18,248 at December 31, 2020 and 2019, respectively)	11,392	13,404
Deferred costs and other assets, net	127,593	103,688
Assets held for sale	1,384	12,506
Total assets	$2,177,186	$2,351,267
LIABILITIES:
Mortgage loans payable, net	$884,503	$899,753
Term Loans, net	908,473	548,025
Revolving Facilities	54,830	255,000
Tenants’ deposits and deferred rent	8,899	13,006
Distributions in excess of partnership investments	76,586	87,916
Fair value of derivative instruments	23,292	13,126
Accrued expenses and other liabilities	93,663	107,016
Total liabilities	2,050,246	1,923,842
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $89,430 and $86,250 at December 31, 2020 and 2019, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $178,710 and $172,500 at December 31, 2020 and 2019, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $129,297 and $125,000 at December 31, 2020 and 2019, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 79,537 and 77,550 shares issued and outstanding at December 31, 2020 and 2019, respectively	79,537	77,550
Capital contributed in excess of par	1,771,777	1,766,883
Accumulated other comprehensive loss	(20,620)	(12,556)
Distributions in excess of net income	(1,699,638)	(1,408,352)
Total equity – Pennsylvania Real Estate Investment Trust	131,210	423,679
Noncontrolling interest	(4,270)	3,746
Total equity	126,940	427,425
Total liabilities and equity	$2,177,186	$2,351,267

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2020	2019
REVENUE:
Real estate revenue:
Lease revenue	$237,141	$302,311
Expense reimbursements	15,462	19,979
Other real estate revenue	8,333	12,668
Total real estate revenue	260,936	334,958
Other income	887	1,834
Total revenue	261,823	336,792
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(106,522)	(113,260)
Utilities	(11,829)	(14,733)
Other property operating expenses	(8,547)	(8,565)
Total property operating expenses	(126,898)	(136,558)
Depreciation and amortization	(126,362)	(137,784)
General and administrative expenses	(50,272)	(46,010)
Provision for employee separation expenses	(1,227)	(3,689)
Insurance recoveries, net	586	4,362
Project costs and other expenses	(294)	(284)
Total operating expenses	(304,467)	(319,963)
Interest expense, net	(84,341)	(63,987)
(Loss) gain on debt extinguishment, net	(1,487)	24,859
Gain on derecognition of property	8,127	—
Impairment of assets	—	(1,455)
Impairment of development land parcel	—	(3,562)
Reorganization expenses	(3,769)	—
Total expenses	(385,938)	(364,108)
Loss before equity in (loss) income of partnerships, loss on remeasurement of assets by equity method investee, gain on sales of real estate by equity method investee, gain on sales of real estate, net, and gain on sales of interests in non operating real estate, net of adjustment	(124,115)	(27,316)
Equity in (loss) income of partnerships	(5,544)	8,289
Loss on remeasurement of assets by equity method investee	(148,545)	—
Gain on sales of real estate by equity method investee	—	553
Gain on sales of real estate, net	11,444	2,744
Gain on sales of interests in non operating real estate	54	2,718
Adjustment to gain on sales of interests in non operating real estate	—	12
Net loss	(266,706)	(13,000)
Less: net loss attributed to noncontrolling interest	7,189	2,128
Net loss attributable to PREIT	(259,517)	(10,872)
Less: cumulative preferred share dividends	(27,375)	(27,375)
Net loss attributable to PREIT common shareholders	$(286,892)	$(38,247)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2020	2019
Net loss	$(266,706)	$(13,000)
Noncontrolling interest	7,189	2,128
Cumulative preferred share dividends	(27,375)	(27,375)
Dividends on unvested restricted shares	(363)	(883)
Net loss used to calculate earnings per share – basic and diluted	$(287,255)	$(39,130)

Basic and diluted loss per share	$(3.72)	$(0.52)

(in thousands of shares)
Weighted average shares outstanding – basic	77,227	75,221
Effect of dilutive common share equivalents (1)	—	—
Weighted average shares outstanding – diluted	77,227	75,221

(1)

For the years ended December 31, 2020 and 2019, there were net losses allocable to common shareholders, so the effect of common share equivalents of 380 and 452 for the years ended December 31, 2020 and 2019, respectively, is excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Year Ended December 31,
(in thousands of dollars)	2020	2019
Comprehensive loss:
Net loss	$(266,706)	$(13,000)
Unrealized loss on derivatives	(11,252)	(18,937)
Reclassification adjustment of loss from de-designated interest rate swaps	2,818	—
Amortization of losses on settled swaps, net of gains	75	85
Total comprehensive loss	(275,065)	(31,852)
Less: Comprehensive loss attributable to noncontrolling interest	7,484	3,016
Comprehensive loss attributable to PREIT	$(267,581)	$(28,836)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2020 and 2019

		PREIT Shareholders
		Preferred Shares $.01 par
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2019	$546,551	$35	$69	$50	$70,495	$1,671,042	$5,408	$(1,306,318)	$105,770
Net loss	(13,000)	—	—	—	—	—	—	(10,872)	(2,128)
Other comprehensive income	(18,852)	—	—	—	—	—	(17,964)	—	(888)
Shares issued upon redemption of Operating Partnership units	-	—	—	—	6,250	89,736	—	—	(95,986)
Shares issued under employee compensation plan, net of shares retired	698	—	—	—	805	(107)	—	—	—
Amortization of deferred compensation	6,212	—	—	—	—	6,212	—	—	—
Dividends paid to Series B preferred shareholders ($1.8436 per share)	(6,364)	—	—	—	—	—	—	(6,364)	—
Dividends paid to Series C preferred shareholders ($1.80 per share)	(12,419)	—	—	—	—	—	—	(12,419)	—
Dividends paid to Series D preferred shareholders ($1.719 per share)	(8,592)	—	—	—	—	—	—	(8,592)	—
Dividends paid to common shareholders ($0.84 per share)	(63,787)	—	—	—	—	—	—	(63,787)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.84 per unit)	(3,004)	—	—	—	—	—	—	—	(3,004)
Other distributions to noncontrolling interest, net	(18)	—	—	—	—	—	—	—	(18)
Balance December 31, 2019	427,425	35	69	50	77,550	1,766,883	(12,556)	(1,408,352)	3,746
Net loss	(266,706)	—	—	—	—	—	—	(259,517)	(7,189)
Other comprehensive income	(8,359)	—	—	—	—	—	(8,064)	—	(295)
Shares issued upon redemption of Operating Partnership units	(28)	—	—	—	—	—	—	—	(28)
Shares issued under employee compensation plan, net of shares retired	133	—	—	—	1,987	(1,854)	—	—	—
Amortization of deferred compensation	6,748	—	—	—	—	6,748	—	—	—
Dividends paid to Series B preferred shareholders ($0.9218 per share)	(3,182)	—	—	—	—	—	—	(3,182)	—
Dividends paid to Series C preferred shareholders ($0.90 per share)	(6,210)	—	—	—	—	—	—	(6,210)	—
Dividends paid to Series D preferred shareholders ($0.8594 per share)	(4,296)	—	—	—	—	—	—	(4,296)	—
Dividends paid to common shareholders ($0.23 per share)	(18,081)	—	—	—	—	—	—	(18,081)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.23 per unit)	(504)	—	—	—	—	—	—	—	(504)
Balance December 31, 2020	$126,940	$35	$69	$50	$79,537	$1,771,777	$(20,620)	$(1,699,638)	$(4,270)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2020	2019
Cash flows from operating activities:
Net loss	$(266,706)	$(13,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	117,791	126,583
Amortization	13,089	16,180
Straight-line rent adjustments	(1,988)	(5,166)
Amortization of deferred compensation	6,748	6,212
Loss (gain) on debt extinguishment, net	1,487	(24,859)
Gain on derecognition of property	(8,127)	—
Paid-in-kind interest	9,515	—
Insurance recoveries in excess of property loss	—	(3,861)
Loss on hedge ineffectiveness	2,912	—
Gain on sale of interests in real estate and non-operating real estate, net	(11,498)	(5,474)
Equity in loss (income) of partnerships	5,544	(8,289)
Loss on remeasurement of assets by equity method investee	148,545	—
Gain on sale of real estate by equity method investee	—	(553)
Cash distributions from partnerships	1,778	22,570
Impairment of assets	—	1,455
Impairment of development land parcel	—	3,562
Change in assets and liabilities:
Net change in other assets	(7,936)	(4,191)
Net change in other liabilities	(5,281)	223
Net cash provided by operating activities	5,873	111,392
Cash flows from investing activities:
Cash proceeds from sales of real estate	22,517	50,407
Cash proceeds from sale of mortgage	—	8,000
Net proceeds from insurance claims related to damage to real estate assets	—	6,977
Cash distributions from partnerships of proceeds from real estate sold	—	879
Investments in partnerships	(34,269)	(72,939)
Investments in real estate improvements	(37,753)	(34,260)
Additions to construction in progress	(22,779)	(113,791)
Capitalized leasing costs	(150)	(568)
Distribution of financing proceeds from equity method investee	—	25,000
Additions to leasehold improvements and corporate fixed assets	(4,914)	(1,055)
Net cash used in investing activities	(77,348)	(131,350)
Cash flows from financing activities:
Net (repayments) borrowings under the Restructured Revolver	(255,000)	190,000
Net borrowings under First Lien Revolving Facility	54,830	—
Repayments to 2014 and 2018 term loans and Bridge Facility	(605,396)	—
Borrowings under Bridge Facility and First and Second Lien Term Loans	968,000	—
Repayments of finance lease liabilities and mortgage loans	(655)	(71,387)
Proceeds from notes payable	4,536	—
Principal installments on mortgage loans	(16,076)	(17,911)
Payment of deferred financing costs	(14,072)	(95)
Payment of debt extinguishment costs	(922)	—
Value of shares of beneficial interest issued	572	1,256
Dividends paid to common shareholders	(18,081)	(63,787)
Dividends paid to preferred shareholders	(13,688)	(27,375)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	(504)	(3,004)
Value of shares retired under equity incentive plans, net of shares issued	(466)	(556)
Net cash provided by (used in) financing activities	103,078	7,141
Net change in cash, cash equivalents, and restricted cash	31,603	(12,817)
Cash, cash equivalents, and restricted cash, beginning of period	19,628	32,445
Cash, cash equivalents, and restricted cash, end of period	$51,231	$19,628

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2020, our portfolio consists of a total of 26 properties operating in nine states, including 20 shopping malls, five other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2020, we held a 97.5% controlling interest in the Operating Partnership, (after the redemption of 6,250,000 OP Units (as defined below) during the first quarter of 2019, which is discussed in more detail in Note 5), and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2020, the total amount that would have been distributed would have been $2.0 million, which is calculated using our December 31, 2020 closing share price on the New York Stock Exchange of $1.00 multiplied by the number of outstanding OP Units held by limited partners, which was 1,975,928 as of December 31, 2020.

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

Financial Restructuring

On October 7, 2020, the Company and certain of the Company’s wholly owned direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (the “RSA”), which contemplated agreed-upon terms for a financial restructuring of the then-existing debt and certain other obligations of the Company Parties (collectively with the following events, the “Financial Restructuring”). The RSA was amended on October 16, 2020, and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation of votes on their joint prepackaged chapter 11 plan of reorganization (the “Plan”) and, thereafter, the voluntary chapter 11 cases. On November 1, 2020, the Company and the other Company Parties under the RSA (the “Debtors”) filed their respective voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), commencing the chapter 11 cases to confirm and consummate the Plan in order to effectuate the Debtors’ financial restructuring. The Debtors’ chapter 11 cases were jointly administered for procedural convenience under the caption In re Pennsylvania Real Estate Investment Trust, et al., Case No. 20-12737 (KBO). Under the Plan, the Debtors would be recapitalized and their debt maturities extended. The Debtors continued to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries (with Additional Technical Modifications As of November 20, 2020) (the “Confirmed Plan”). On December 10, 2020 (the “Effective Date”), each condition precedent to consummation of the Confirmed Plan, enumerated in Section 8.2 thereof, was satisfied or waived in accordance with the Confirmed Plan and the Confirmation Order, and therefore the Effective Date occurred and the Debtors emerged from bankruptcy.  On the Effective Date, the Company entered into the credit agreements, which are described in Note 4.

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the emergence of new strains of the virus and the current virus spread rate in the United States, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing of widespread availability of vaccines. As such, as the pandemic continues, intensifies or experiences resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open during the third and fourth quarters of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing and widespread availability and acceptance of vaccines, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2020, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income or loss and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

•

Except for two properties that we co-manage with our partner (effective January 1, 2021, one of these properties is now being managed by our partner), the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting in the consolidated statements of operations in the caption entitled “Equity in (loss) income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Certain non-recurring gains/losses on sales of real estate by equity method investee and impairment charges are reported on separate lines in our consolidated statements of operations. Changes in our investments in these entities are recorded in the consolidated balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

We hold legal title to a property owned by one of our unconsolidated partnerships through a tenancy in common arrangement. For this property, such legal title is held by us and another entity, and each has an undivided interest in title to the property. With respect to this property, under the applicable agreement between us and the other entity with an ownership interest, we and such other entity have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other entity owning an interest in the property. Hence, we account for this property like our other unconsolidated partnerships using the equity method of accounting. The balance sheet items arising from the properties appear under the caption “Investments in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

For further information regarding our unconsolidated partnerships, see note 3.

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

Revenue and Receivables

We derive over 95% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”).

We accrue revenue under leases, provided that it is probable that we will collect substantially all of the lease revenue that is due under the terms of the lease both at inception and on an ongoing basis. When collectability of lease revenue is not probable, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease revenue. We review the collectability of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. Our revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectability.

We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by $2.0 million and $5.2 million in the years ended December 31, 2020 and 2019, respectively. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2020 and 2019 were $29.8 million and $30.4 million, respectively.

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

Lease termination fee revenue is recognized in the period when a termination agreement is signed, collectability is assured, and the tenant has vacated the space. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

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

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.4 million and $0.2 million as of December 31, 2020 and 2019, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing revenue, included in other real estate revenues in the consolidated statements of operations, was $2.9 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively.

Property management revenue from management and development activities is generated through contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statements of operations. In the case of management fees, our performance obligations are fulfilled over time as the management services are performed and the associated revenues are recognized on a monthly basis when the customer is billed. In the case of development fees, our performance obligations are fulfilled over time as we perform certain stipulated development activities as set forth in the respective development agreements and the associated revenues are recognized on a monthly basis when the customer is billed. Property management fee revenue was $0.5 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. Development fee revenue was less than $10 thousand and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

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

Financial Instruments

Carrying amounts reported on the consolidated balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the First Lien Revolving Facility approximate fair value due to the short-term nature of these instruments. The Term Loans (see note 4) bear interest at variable rates that fluctuate with market rates. The carrying values of the Term Loans approximate their respective fair values. Most of our variable rate debt is subject to interest rate derivative instruments that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed rate mortgage loans with similar terms and maturities.

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties and the delayed reopening of some tenants was deemed to be a triggering event as of June 30, 2020, September 30, 2020 and December 31, 2020, which led to impairment reviews for each of the respective quarters of 2020. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists, and the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, the carrying value is written down to its fair value. Our intent is to hold and operate our properties long-term, which reduces the likelihood that our carrying value is not recoverable. A shortened holding period would increase the likelihood that the carrying value is not recoverable.

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

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2020 and 2019 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. Approximately $1.5 million of this goodwill balance is allocated to three equity method investees with negative investment balances.

Changes in the carrying amount of goodwill for the three years ended December 31, 2020 were as follows:

		Accumulated
(in thousands of dollars)	Basis	Amortization	Total
Balance, January 1, 2019	$6,322	$(1,073)	$5,249
Goodwill divested	—	—	—
Balance, December 31, 2019	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2020	$6,322	$(1,073)	$5,249

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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2020 and 2019:

	December 31,
(in thousands of dollars)	2020	2019
Intangible Assets:
Value of lease intangibles, net	$6,143	$8,155
Above-market lease intangibles, net	—	—
Subtotal	6,143	8,155
Goodwill, net	5,249	5,249
Total intangible assets	$11,392	$13,404
Intangible Liabilities
Below-market lease intangibles, net	$134	$215
Above-market ground lease	—	—
Total intangible liabilities	$134	$215

Intangible liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets. Amortization of lease intangibles were $2.0 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively.

Net amortization of above-market and below-market lease intangibles increased revenue by $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars)	Value of Lease	Below Market
For the Year Ending December 31,	Intangibles	Leases, net
2021	$1,338	$(44)
2022	1,207	(10)
2023	1,205	(10)
2024	1,161	(10)
2025	319	(10)
2026 and thereafter	913	(50)
Total	$6,143	$(134)

Assets Classified as Held for Sale

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the physical condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by our management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. We generally consider operating properties to be held for sale when they meet criteria such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If the expected net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheets. If we determine that a property no longer meets the held-for-sale criteria, we reclassify the property’s assets and liabilities to their original locations on the consolidated balance sheet and record depreciation and amortization expense for the period that the property was in held-for-sale status.

As of December 31, 2020, we determined that two of our hotel land parcels met the criteria to be classified as held for sale and we believe that we will likely complete the sale transactions within one year. As of December 31, 2019, we determined that 13 land parcels and outparcels, in addition to the two hotel parcels, met the criteria to be classified as held for sale.

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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands of dollars)	2020	2019
Development/Redevelopment:
Salaries and benefits	$428	$1,332
Real estate taxes	$285	$1,057
Interest	$2,192	$7,725
Leasing:
Salaries, commissions and benefits	$150	$568

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

We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2020 and 2019, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Ordinary income	$—	$—
Non-dividend distribution	0.23	0.84
Per-share distributions	$0.23	$0.84

The per share distributions paid to Series B, Series C and Series D preferred shareholders had the following components for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Series B Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	0.92	1.84
	$0.92	$1.84
Series C Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	0.90	1.80
	$0.90	$1.80
Series D Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	0.86	1.72
	$0.86	$1.72

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

PRI is subject to federal, state and local income taxes. We had no federal or state income tax provision or benefit in the years ended December 31, 2020 or 2019. We had net deferred tax assets of $10.6 million and $14.3 million for the years ended December 31, 2020 and 2019, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, because we have determined that it is more likely than not that these assets will not be realized based on recent earnings history for our taxable REIT subsidiaries.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined in a manner that approximates the effective interest method in the case of costs associated with mortgage loans, or on a straight line basis in the case of costs associated with our First Lien Revolving Facility and Term Loans (see note 4). Prior to the Financial Restructuring these costs were associated with our previous credit facility and term loan.

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

Derivative financial instruments are recorded on the consolidated balance sheet as assets or liabilities based on the fair value of the instrument. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting. If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive (loss) income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

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

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining thirteen interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.” Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For the eleven remaining interest rate swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2020, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

New Accounting Developments

Lease accounting related

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASU 2016-02, Leases (Topic 842) (“ASC 842”). Under ASC 842, we would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis and for us to elect to either apply the lease modification accounting framework or not, to all of the lease concessions we make with similar characteristics and circumstances. The FASB staff suggested that, in the context of the COVID-19 crisis, under ASC 842, leases where the total lease cash flows will remain substantially the same or less than those under the original lease contract after the COVID-19 related effects, a company may choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract. Instead, the company would account for rent concessions, either (a) as if they are part of the enforceable rights and obligations under the existing lease contract. Under this approach, the rent concession would be treated as a variable lease payment (negative), resulting in negative variable rent in the affected period(s); or (b) as a lease modification. Under this approach, the resulting change in lease income will be recognized over the remainder of the post-modification lease term.

We applied the practical expedient and recorded negative variable rent, when applicable. This applied where the total amended lease payments were substantially the same as they would have been under the original lease terms. In addition, all abatements granted and recorded using this method must be related to the impact of COVID-19. Abatements that did not meet the above COVID-19 criteria were treated as lease modifications under ASC 842 with the abatement being amortized as a reduction to rental income over the post-modification lease term.

Other accounting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. The Company is evaluating the anticipated impact of this standard on its condensed consolidated financial statements as well as timing of adoption.

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

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”), and subsequently issued amendments to the initial and transitional guidance within ASU 2018-19, ASU 2019-04 and ASU 2019-05. ASU 2016-13 introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments, and will affect our accounting for trade receivables and notes receivable. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2020 and 2019 were comprised of the following:

	December 31,
(in thousands of dollars)	2020	2019
Buildings, improvements and construction in progress	$2,757,234	$2,753,039
Land, including land held for development	463,103	457,887
Total investments in real estate	3,220,337	3,210,926
Accumulated depreciation	(1,308,427)	(1,202,722)
Net investments in real estate	$1,911,910	$2,008,204

Impairment of Assets

During the year ended December 31, 2019, we recorded asset impairment losses of $5.0 million, which are recorded in “Impairment of assets” in the consolidated statements of operations. We did not record any asset impairment losses during the year ended December 31, 2020. The assets that incurred impairment losses and the amount of such losses are as follows:

For the Year Ended December 31,
(in thousands of dollars)	2019
Gainesville land	$1,464
Woodland Mall	2,098
Valley View Mall	1,408
Other	47
Total Impairment of Assets	$5,017

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

Wiregrass Mortgage loan receivable

In connection with the sale of three malls in 2016, we received a $17.0 million mortgage note secured by Wiregrass Commons Mall in Dothan, Alabama. The note had a fixed interest rate of 6.0% and we recorded $0.2 million of interest income in the year ended December 31, 2019. This mortgage note receivable was sold in February 2019 for $8.0 million having been written down to the expected sale proceeds in a prior period.

Dispositions

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheet as of December 31, 2020. The mortgage principal balance was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets were a non-cash conversion of assets, which had no impact on the Company’s cash flows.

Other Property Dispositions

During 2020, we entered into agreements of sale for five land parcels for anticipated multifamily development for an estimated total consideration of $87.2 million and one land parcel for anticipated hotel development for an estimated total consideration of $2.5 million. These agreements are subject to certain conditions and final closing of these sales transactions cannot be assured.

In December 2020, we completed the sale of land Sunrise Outparcel, LLC for consideration of $0.6 million. In connection with the sale we recorded a gain on sale of $0.2 million.

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

Development Activities

As of December 31, 2020 and 2019, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2020 and 2019:

	December 31,
(in thousands of dollars)	2020	2019
Construction in progress	$46,285	$106,011
Land held for development	5,516	5,881
Deferred costs and other assets	4,197	7,274
Total capitalized construction and development activities	$55,998	$119,166

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2020 and 2019:

	December 31,
(in thousands of dollars)	2020	2019
ASSETS:
Investments in real estate, at cost:
Operating properties	$824,328	$883,530
Construction in progress	20,632	251,029
Total investments in real estate	844,960	1,134,559
Accumulated depreciation	(224,641)	(229,877)
Net investments in real estate	620,319	904,682
Cash and cash equivalents	28,060	34,766
Deferred costs and other assets, net	161,465	43,476
Total assets	809,844	982,924
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	491,119	499,057
FDP Term Loan, net	201,000	299,091
Partnership Loan	100,000	—
Other liabilities	132,715	79,166
Total liabilities	924,834	877,314
Net investment	(114,990)	105,610
Partners’ share	(59,080)	50,997
PREIT’s share	(55,910)	54,613
Excess investment (1)	6,390	17,464
Net investments and advances	$(49,520)	$72,077
Investment in partnerships, at equity	$27,066	$159,993
Distributions in excess of partnership investments	(76,586)	(87,916)
Net investments and advances	$(49,520)	$72,077

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(in thousands of dollars)	2020	2019
Real estate revenue	$101,762	$99,580
Expenses:
Property operating and other expenses	(48,285)	(34,955)
Interest expense	(27,665)	(23,272)
Depreciation and amortization	(34,947)	(21,942)
Total expenses	(110,897)	(80,169)
Net (loss) income	(9,135)	19,411
Less: Partners’ share	4,186	(10,768)
PREIT’s share	(4,949)	8,643
Amortization of excess investment	(595)	(354)
Equity in (loss) income of partnerships	$(5,544)	$8,289

Dispositions

In March 2019, a partnership in which we hold a 25% interest sold an undeveloped land parcel adjacent to Gloucester Premium Outlets for $3.8 million. The partnership recorded a gain on sale of $2.3 million, of which our share was $0.6 million, which is recorded in gain on sale of real estate by equity method investee in the accompanying consolidated statement of operations.

Fashion District Philadelphia

FDP Loan Agreement

PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to the Macerich lender prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option for each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

Joint Venture

In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment would qualify as a variable interest entity and would continue to be accounted for under the equity method of accounting.

The table below includes the total assets and liabilities of the unconsolidated joint venture as of the December 10, 2020 remeasurement date. Our maximum exposure to losses indicated below is limited to the extent of our investment, which is a 50% ownership.

Unconsolidated joint venture assets	$401,655
Unconsolidated joint venture liabilities	363,393
Unconsolidated joint venture net assets	$38,262

Equity interest in joint venture (based on 50% ownership)	$19,131
Equity interests on the consolidated balance sheets (1)	$16,261
Maximum risk of loss	$16,261

(1) Amount shown is net of a 15% discount for non-controlling interest ownership

In connection with the December 10, 2020 remeasurement of assets of FDP, the joint venture recognized a loss on remeasurement of assets of which our share was $145.7 million and we recorded $2.8 million of other than temporary impairment on the fair value of our non-controlling ownership interest in the joint venture. These amounts are included in loss on remeasurement of assets by equity method investee in our consolidated statement of operations.

Mortgage Loans of Unconsolidated Properties

Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2027. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 4.06% to 5.56% and had a weighted average interest rate of 4.55% at December 31, 2020. The balances of the variable interest rate mortgage loans have interest rates that range from 1.66% to 3.04% and had a weighted average interest rate of 1.83% at December 31, 2020. The weighted average interest rate of all unconsolidated mortgage loans was 4.25% at December 31, 2020. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2021	$4,216	$41,170	$45,386	$92,302
2022	3,738	21,500	25,238	93,476
2023	3,620	33,502	37,122	74,244
2024	2,886	—	2,886	5,772
2025	2,828	26,299	29,127	58,253
2026 and thereafter	4,386	79,788	84,174	168,348
Total principal payments	$21,674	$202,259	$223,933	492,395
Less: Unamortized debt issuance costs				1,276
Carrying value of mortgage notes payable				$491,119

Mortgage Loan Activity

During the year ended December 31, 2020, we executed forbearance and loan modification agreements for Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned four to six months. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements.

4. FINANCING ACTIVITY

Credit Agreements

We have entered into two secured credit agreements (collectively, as amended, the “Credit Agreements”): (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements mature in December 2022. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement”). Upon our entry into the Credit Agreements, the Bridge Credit Agreement, the 7-Year Term Loan and the 2018 Credit Agreement were cancelled.

As of December 31, 2020, we had borrowed $922.1 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2020 is net of $13.6 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of December 31, 2020 was $75.2 million.

Interest expense and deferred financing fee amortization related to the Credit Agreements, 2018 Credit Agreement, 7-Year Term Loan and the Bridge Credit Agreement for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2020	2019
Revolving Facilities:
Interest expense (1)	$10,713	$7,526
Deferred financing amortization (2)	1,112	1,097
Term Loans:
Interest expense (3)	32,167	20,922
Deferred financing amortization (4)	1,907	760

(1)	$0.1 million of 2020 expense applied to the First Lien Revolving Facility and the remaining expense applied to the Restructured Revolver.
(2)	$0.1 million of 2020 amortization applied to the First Lien Revolving Facility and the remaining amortization applied to the Restructured Revolver.
(3)

$4.3 million of 2020 expense applied to the Term Loans, of which $2.8 million was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan. $3.2 million applied to the Bridge Credit Agreement with the remaining expense applied to the Restructured Term Loans.

(4)	$0.4 million of 2020 amortization applied to the Term Loans and $0.8 million applied to the Bridge Credit Agreement with the remaining expense applied to the Restructured Term Loans.

Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 12 of our subsidiaries’ properties, including nine malls and three additional parcels. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions.

The Credit Agreements each provide for a two-year maturity of December 2022 (the “Maturity Date”), subject to a one-year extension to December 2023 at the borrowers’ option, subject to (i) minimum liquidity of $35.0 million, (ii) a minimum corporate debt yield of 8.0%, (iii) a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties as determined by an appraisal and (iv) no default or event of default existing and our representations and warranties being true in all material respects. The loans under the Credit Agreements are repayable in full at maturity, subject to mandatory prepayment provisions in the event of certain events including asset sales, incurrence of indebtedness, issuances of equity and receipt of casualty insurance proceeds. The terms of our Credit Agreements place restrictions on, among other things, and subject to certain exceptions, our ability to make certain restricted payments (including payments of dividends), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests of our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.

In connection with entering into the Credit Agreements, the Company incurred $26.8 million in expenses, $5.6 million of which were incurred prior to November 1, 2020 and were included in other assets in the consolidated balance sheet on the Effective Date. Of the $26.8 million, $3.8 million was directly attributable to the Company’s bankruptcy proceedings and were therefore classified as reorganization expenses in the consolidated statement of operations. The Company capitalized $14.1 million of the total expenses as deferred financing costs and allocated those costs between the First Lien Revolving Facility, the First Lien Term Loan Facility and Second Lien Term Loan Facility. The Company expensed $8.0 million of the total costs, which are classified within general and administrative expenses within the consolidated statement of operations for the year ended December 31, 2020. The Company classified a portion of the costs within loss on extinguishment of debt of $0.9 million and the Company accelerated the amortization of a portion of its previously recognized deferred financing fees, which resulted in $0.6 million loss on extinguishment of debt for the year ended December 31, 2020.

First Lien Credit Agreement

Amounts borrowed under the First Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus (w) for revolving loans, 2.50% per annum, and (x) for term loans, 4.74% per annum. LIBOR Loans bear interest at LIBOR plus (y) for revolving loans, 3.50% per annum, and (z) for term loans, 5.74% per annum, in each case, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in cash on the last day of each applicable interest period (with rolling 30-day interest periods) and on the Maturity Date. We must pay certain fees to the administrative agent for the account of the lenders in connection with the First Lien Credit Agreement, including an unused fee for the account of the revolving lenders, which will accrue (i) 0.35% per annum on the daily amount of the unused revolving commitments when that amount is greater than or equal to 50% of the aggregate amount of revolving commitments, and (ii) 0.25% when that amount is less than 50% of the aggregate amount of revolving commitments. Accrued and unpaid unused fees will be payable quarterly in arrears during the term of the First Lien Credit Agreement and on the Revolving Termination Date (or any earlier date of termination of the revolving commitments or reduction of the revolving commitments to zero).

Letters of credit and the proceeds of revolving loans may be used (i) to refinance existing indebtedness under the Bridge Credit Agreement, (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

The First Lien Credit Agreement contains, among other restrictions, certain additional affirmative and negative covenants and other terms, many of which substantially align with those in the Second Lien Credit Agreement and are summarized below under “Similar Terms of the Credit Agreements.”

Second Lien Credit Agreement

Amounts borrowed under the Second Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in kind on the last day of each applicable interest period (with rolling 30-day interest periods) by adding the accrued and unpaid amount thereof to the principal balance of the loans under the Second Lien Credit Agreement and then accruing interest on the increased principal amount (provided that after the discharge of our Senior Debt Obligations, interest will be paid in cash). We must pay certain fees to the administrative agent for the account of the lenders in connection with the Second Lien Credit Agreement.

The proceeds of loans under the Second Lien Credit Agreement may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan.

The Second Lien Credit Agreement contains, among other restrictions, certain additional affirmative and negative covenants and other terms, many of which substantially align with those in the First Lien Credit Agreement and are summarized below under “Similar Terms of the Credit Agreements.”

On February 8, 2021, the Company entered into the first amendment to the Second Lien Credit Agreement (“First Amendment”). The First Amendment provided for elimination of approximately $5.3 million of the disputed default interest that was capitalized into the principal balance of the Second Lien Term Loan Facility on the effective date thereof, reducing the outstanding principal amount of loans outstanding under the Second Lien Credit Agreement, retroactively, as of December 10, 2020, to $535.2 million. The First Amendment also eliminated the disputed PIK interest that was capitalized through the date of the amendment.

Similar Terms of the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, which substantially align with those contained in the other Credit Agreements, and which are described in detail below.

Covenants

Each of the Credit Agreements contains, among other restrictions, certain affirmative and negative covenants, including, without limitation, requirements that we:

•

maintain liquidity of at least $25.0 million, to be comprised of unrestricted cash held in certain deposit accounts subject to control agreements, up to $5.0 million held in a certain other deposit account excluded from the collateral, the unused revolving loan commitments under the First Lien Credit Agreement (to the extent available to be drawn), and amounts on deposit in a designated collateral proceeds account and amounts on deposit in a cash collateral account;

•	maintain a minimum senior debt yield of 11.35% from and after June 30, 2021;
•	maintain a minimum corporate debt yield of (a) 6.50% from June 30, 2021 through and including September 30, 2021 and (b) 7.25% from and after October 1, 2021;
•

provide to the administrative agent, among other things, PREIT and its subsidiaries’ quarterly and annual financial statements, annual budget, reports on projected sources and uses of cash, and an updated annual business plan, as well as quarterly and annual operating statements, rent rolls, and certain other collections and tenant reports and information as the administrative agent may reasonably request with respect to each Borrowing Base Property;

•	maintain PREIT’s status as a REIT;
•

use commercially reasonable efforts to obtain subordination, non-disturbance and attornment agreements from each tenant under certain Major Leases as well as ground lease estoppel certificates from each ground lessor of a Borrowing Base Property;

•

comply with the requirements of the various security documents and, at the administrative agent’s request, promptly notify the administrative agent of any acquisition of any owned real property that is not subject to a mortgage and grant liens on such real property to secure our obligations under the applicable Credit Agreement;

•	not amend any existing sale agreements with respect to Borrowing Base Properties to result in a reduction of cash consideration by 20% or more; and
•	not retain more than $6.5 million of cash in property-level accounts held by our subsidiaries that are owners of real property (subject to certain exceptions).

Each of the Credit Agreements also limits our ability, subject to certain exceptions, to make certain restricted payments (including payments of dividends and voluntary prepayments of certain indebtedness which includes, with respect to the First Lien Credit Agreement, voluntary prepayments under the Second Lien Credit Agreement), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate or sell all or substantially all our assets or the equity interests of our subsidiaries, amend our organizational documents or material contracts, enter into transactions with affiliates, or enter into derivatives contracts. We are also prohibited from selling certain properties unless certain conditions are satisfied with respect to the terms of the sale agreement for such property or, in the case of Borrowing Base Properties, payment of certain release prices.

The First Lien Credit Agreement and, after our Senior Debt Obligations are discharged, the Second Lien Credit Agreement, each prohibit us from (i) entering into Major Leases, (ii) assigning leases, (iii) discounting any rent under leases where the leased premises is at least 7,500 square feet at a Borrowing Base Property and the discounted amount is more than $750,000 and more than 25% of the aggregate contractual base rent payable over the initial term (not including any extension options), (iv) collecting rent in advance, (v) terminating or modifying the terms of any Major Lease or releasing or discharging tenants from any obligations thereunder, (vi) consenting to a tenant’s assignment or subletting of a Major Lease, or (vii) subordinating any lease to any other deed of trust, mortgage, deed to secure debt or encumbrance, other than the mortgages already encumbering the applicable Borrowing Base Property and the mortgages entered into in connection with the other Credit Agreement. Under the First Lien Credit Agreement and, under the Second Lien Credit Agreement after the First Lien Termination Date, any amounts equal to or greater than $2.5 million but less than $3.5 million received by or on behalf of a guarantor in consideration of any termination or modification of a lease (or the release or discharge of a tenant) are subject to restrictions on use, and such amounts that are equal to or greater than $3.5 million must be applied to reduce our outstanding obligations under the applicable Credit Agreement.

As of December 31, 2020, we were in compliance with all financial covenants under the Credit Agreements, several of which only come into effect on June 30, 2021.

Voluntary and Mandatory Prepayments

Subject to certain conditions, we may prepay loans under the First Lien Credit Agreement, and under the Second Lien Credit Agreement after the First Lien Termination Date, without premium or penalty. Under the First Lien Credit Agreement, if at any time the aggregate principal amount of all outstanding revolving loans, together with the aggregate amount of all letter of credit liabilities, exceeds the aggregate amount of the revolving commitments, we must make a payment of that excess amount. Under the First Lien Credit Agreement, at any time, and under the Second Lien Credit Agreement, at any time after the First Lien Termination Date, if we receive net cash proceeds from certain capital events, subject to certain exceptions, we must prepay loans under the applicable Credit Agreement (and under the First Lien Credit Agreement, we must either prepay loans or cash collateralize the letter of credit liabilities or specified derivatives obligations, as applicable) as follows:

•	in the event of any debt issuance, in an amount equal to 100% of net cash proceeds;
•

in the event of any equity issuance, in an amount equal to 50% of net cash proceeds (with the other 50% of such net cash proceeds required to prepay the loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account);

•

in the event of any asset disposition (other than an asset disposition of all or any portion of a Borrowing Base Property), in an amount equal to 70% of net cash proceeds (with the other 30% of net cash proceeds required to either prepay the loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account);

•

in the event of any insurance and condemnation event with respect to collateral that is not a Borrowing Base Property, 100% of net cash proceeds, except for such amounts that we have elected to reinvest for reconstruction of property in accordance with the terms of the applicable Credit Agreement; and

•

in the event of any insurance and condemnation event at a Borrowing Base Property, all net cash proceeds at the request of the administrative agent, provided that the administrative agent is required to release all or a portion of the funds to us for specified uses depending on the amount of net cash proceeds.

In the event of certain non-guarantor prepayment events resulting in the receipt of net cash proceeds by a borrower or guarantor of our non-guarantor subsidiaries or joint ventures, those amounts are required to prepay loans (and under the First Lien Credit Agreement, prepay loans or be used to cash collateralize the letter of credit liabilities or specified derivatives obligations, as applicable) as follows (subject to certain exceptions): (a) 100% of net cash proceeds received if the event constitutes a debt issuance, (b) 50% of net cash proceeds received if the event constitutes an equity issuance, (c) 100% of net cash proceeds received if the event constitutes an insurance condemnation event, and (d) 70% of net cash proceeds received if the event constitutes an asset disposition, provided, in each case (subject to certain exceptions), that the net cash proceeds received and not otherwise required to prepay loans must either prepay loans (under the First Lien Credit Agreement, the revolving loans) or be deposited into a designated collateral proceeds account.

In the event we receive net cash proceeds from an asset disposition of all or any portion of a Borrowing Base Property in accordance with the terms of the applicable Credit Agreement (each of which allows for the release of certain properties from the liens created by the security documents applicable thereto upon our request and subject to our satisfaction of certain specified conditions with respect to such property), such net proceeds must prepay the loans as follows (subject to certain exceptions):

•

in the event a Borrowing Base Property is released, the greater of (x) 110% of the property’s closing date appraised value, as reduced by any prepayment made in connection with the release, and (y) 100% of the net cash proceeds received from the sale of the property;

•	in the event an income producing parcel is released, 100% of net cash proceeds; and
•

in the event a non-income producing parcel is released, 70% of net cash proceeds (with the other 30% required to either (i) prepay loans (under the First Lien Credit Agreement, the revolving loans) or (ii) be deposited into a designated collateral proceeds account).

Under the Second Lien Credit Agreement, any net cash proceeds applied to the obligations under the First Lien Credit Agreement or to cash collateralize certain letter of credit liabilities or specified derivatives obligations under the First Lien Credit Agreement or deposited into the designated collateral proceeds account will reduce, on a dollar-for-dollar basis, any net cash proceeds required to be applied as a principal prepayment of the loans under the Second Lien Credit Agreement. In the event net cash proceeds are applied under the First Lien Credit Agreement resulting in its termination and the automatic release of the security interest in the collateral thereunder, to the extent any excess net cash proceeds remain, 100% of such remaining proceeds are required to be applied to the loans under the Second Lien Credit Agreement.

We may request disbursements from the designated collateral proceeds account subject to the same terms and conditions applicable to a disbursement of loans (or in the case of the First Lien Credit Agreement, revolving loans), the proceeds of which must be used in a manner consistent with an approved annual business plan. Under the First Lien Credit Agreement, no revolving loans will be disbursed at any time that designated collateral proceeds are on deposit and we may elect to apply designated collateral proceeds as a principal prepayment of the revolving loans at any time. Under the Second Lien Credit Agreement, amounts in the designated collateral proceeds account in accordance with the First Lien Credit Agreement are held by the administrative agent as additional collateral securing our obligations under the Second Lien Credit Agreement.

Under the First Lien Credit Agreement, we have pledged and granted to the administrative agent an additional security interest in a letter of credit collateral account.

Additionally, under the First Lien Credit Agreement, in the event our senior debt yield is less than 12.06% for the calendar quarter ending June 30, 2021 or any calendar quarter thereafter, concurrently with the delivery of a compliance certificate and thereafter once per calendar month until the ratio is equal to or greater than 12.06% for a subsequent quarter (as shown in a compliance certificate), we must either make prepayments, or deposits into a cash collateral account, of all excess cash flow generated during the month preceding such required deposit date. So long as no default or event of default exists, in the event the excess cash flow for any given month is negative and would cause our liquidity to fall below $12.5 million (provided that we deliver evidence of the operating shortfall deficiency to the administrative agent), we may request a disbursement of funds on deposit in the cash collateral account to fund or reimburse us for such deficiency. We may also request disbursement of the funds in the cash collateral account following the termination of a cash sweep period, subject to certain conditions.

Under the First Lien Credit Agreement, if at any time, and under the Second Lien Credit Agreement, if at any time after the First Lien Termination Date, our unrestricted cash or cash equivalents exceed $40.0 million for five consecutive days, we must make prepayments of the amount in excess of $40.0 million. Under the First Lien Credit Agreement, those prepayments will be applied first to the revolving loans until the principal balance is reduced to zero, then to the term loans.

Events of Default

In addition to customary events of default including, among other things, non-payment or non-performance under each of the Credit Agreements, events of default include our (i) failure to pay Material Indebtedness (defined as indebtedness with an aggregate outstanding principal amount of $25.0 million or more, or $250.0 million in the case of Nonrecourse Indebtedness), and (ii) the acceleration of such Material Indebtedness (or the occurrence of any event that would permit the holders of such Material Indebtedness to accelerate such Material Indebtedness), in each case, provided that no event of default will result from a default, event of default, acceleration or other action in connection with a guaranty by a loan party of indebtedness secured by a mortgage on a non-Borrowing Base Property until the earliest to occur of (x) commencement of a related court proceeding, (y) in the event such loan party has agreed that an event permitting acceleration of the guaranty has occurred, 45 days following the expiration or termination of a related forbearance agreement, subject to certain conditions, or (z) such loan party makes or agrees to make a payment in satisfaction of any claim made on the guaranty in connection with the event of default, acceleration or other action. The First Lien Credit Agreement also provides that the non-subordination of second priority liens is an event of default.

Upon the occurrence of an event of default (except with respect to bankruptcy as described in the next sentence), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder (including the obligation of the issuing banks to issue letters of credit under the First Lien Credit Agreement). Upon the occurrence of a voluntary or involuntary bankruptcy proceeding, all outstanding amounts (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) would automatically become immediately due and payable and the lenders’ commitments under the applicable Credit Agreement (including the obligation of the issuing banks to issue letters of credit under the First Lien Credit Agreement) would automatically terminate. The First Lien Credit Agreement also provides certain specified derivatives providers with specific remedies with respect to specified derivatives contracts thereunder.

Restructured Credit Agreements

Prior to completion of the Financial Restructuring, we had entered into three credit agreements: (1) the 2018 Credit Agreement, which included (a) the $375.0 million 2018 Revolving Facility (“Restructured Revolver”), and (b) the $300.0 million 2018 Term Loan Facility, (2) the $250.0 million 2014 7-Year Term Loan, and (3) the Bridge Credit Agreement (collectively the “Restructured Credit Agreements”). Throughout 2020, we entered into various amendments to the Restructured Credit Agreements. On August 11, 2020, we entered into the Bridge Credit Agreement which provided for up to $30.0 million of additional borrowings and an original maturity date of September 30, 2020. On September 30, 2020, we amended our Restructured Credit Agreements to, among other things, extend the maturity date of the Bridge Credit Agreement until October 31, 2020 and to provide for the ability to request additional commitments of up to $25.0 million under our Bridge Credit Agreement. The September 2020 amendments also eliminated the minimum liquidity requirement under each of the Restructured Credit Agreements. We also amended the Bridge Credit Agreement on October 16, 2020 to, among other things, increase the aggregate amount of commitments under the Bridge Credit Agreement by $25.0 million.

As of November 1, 2020, we had borrowed $590.0 million available under the Restructured Credit Agreements, including $55.0 million under our Bridge Credit Agreement and the full $375.0 million under the 2018 Revolving Facility.

Amounts borrowed under the 2018 Credit Agreement or the 7-Year Term Loan Agreements, which could be either LIBOR Loans or Base Rate Loans, bore interest at the rate specified below per annum, depending on our leverage. The applicable interest rates for amounts borrowed under our Bridge Credit Agreement are described further below.

During the period for which certain of the financial covenants under the 2018 Credit Agreement and 2018 Term Loan Facility were suspended (the “Suspension Period”), the Applicable Margin was determined based on the Level 5 Ratio of Total Liabilities to Gross Asset Value (listed below). In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value was (a) 6.50% for each property having an average sales per square foot of more than $500 for the most recent period of 12 consecutive months, and (b) 7.50% for any other property. Prior to July 27, 2020 amendment, the 2018 Revolving Facility was subject to a facility fee, which varied based on leverage and was 0.35% as of July 27, 2020 and was recorded in interest expense in the consolidated statements of operations. Subsequent to July 27, 2020 the 2018 Revolving Facility was no longer subject to a facility fee.

The Restructured Credit Agreements contained certain affirmative and negative covenants, several of which were amended on March 30, 2020. Pursuant to the July 2020 amendments, some of those covenants were suspended for the duration of the Suspension Period, as extended by the September 30, 2020 amendments. As such, the Restructured Credit Agreements, as amended, restricted our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. The filing of the chapter 11 cases constituted an event of default under the Restructured Credit Agreements.

We were permitted to prepay the amounts due under the Restructured Credit Agreements at any time without premium or penalty, subject to reimbursement obligations for the lenders’ breakage costs for LIBOR borrowings. We were required to make prepayments under the 2018 Term Loan Facility in an amount equal to 54.55% of any net cash proceeds received from certain capital events (provided that any net cash proceeds from capital events in excess of $150 million were required to be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 54.55% of the remaining 50% applied to prepay amounts under the 2018 Term Loan Facility), subject to certain exceptions. If we had more than $50.0 million of unrestricted cash on our balance sheet for five consecutive days, we were required to prepay the 2018 Revolving Facility with our excess cash above $50.0 million. We were also required to make prepayments under the 7-Year Term Loan in an amount equal to 45.45% of any net cash proceeds received from certain capital events (provided that any net cash proceeds from capital events in excess of $150 million were required to be applied 50% toward repayment of outstanding amounts under the 2018 Revolving Facility with 45.45% of the remaining 50% applied to prepay the amounts outstanding under the 7-Year Term Loan), subject to certain exceptions. We also made monthly principal amortization payments of $1.09 million of the term loan under the 2018 Credit Agreement and of $909 thousand of the term loan under the 7-Year Term Loan, in each case for the months of April, May, June, July, August and September of 2020.

The Company’s obligations under the Bridge Credit Agreement and related guaranty were secured by mortgages and deeds of trust on a portfolio of 12 of our subsidiaries’ properties, including nine malls and three additional parcels. The obligations were further secured by a pledge of substantially all of the personal property of the Company and the guarantors pursuant to a collateral agreement and a pledge of substantially all of the equity interests of the guarantors (subject to limited exceptions) pursuant to a pledge agreement. The initial maturity date of the Bridge Credit Agreement was the earlier of (a) September 30, 2020, or (b) the date the obligations under the Bridge Facility were accelerated. On September 30, 2020, the maturity date was extended to October 31, 2020.

Amounts borrowed under the Bridge Credit Agreement were either Base Rate Loans or LIBOR Loans. Base Rate Loans bore interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate would not be less than 2.00% per annum, in each case plus 7.00% per annum. LIBOR Loans bore interest at LIBOR plus 8.00% per annum. After the initial borrowing and prior to the October 2020 amendment, the Company was only permitted to draw when its unrestricted cash and cash equivalents were equal to or less than $12.5 million, and subsequent borrowings were determined according to a multiple of amounts set forth in the loan budget. Pursuant to the October 2020 amendment to the Bridge Credit Agreement, the commitments under the Bridge Credit Agreement were increased by $25.0 million and the entire $25.0 million was drawn and deposited into a cash collateral account. We could only draw amounts from the cash collateral account holding the unfunded amount of commitments if our unrestricted cash and cash equivalents (not including the cash in such account) was equal to or less than $12.5 million. The Company was also required to pay certain fees to the administrative agent for the account of the lenders in connection with the Bridge Credit Agreement, including a ticking fee, which accrued 0.50% per annum on the daily amount of the unused commitments. Accrued and unpaid ticking fees were payable on the maturity date.

The Bridge Credit Agreement permitted prepayment at any time without premium or penalty. At any time that the borrower or any guarantor or subsidiary or unconsolidated joint venture thereof (to the extent that such entity has the ability to require a distribution from such joint venture of its portion of net cash proceeds) received net cash proceeds from any capital event, the borrower was required to prepay the Bridge Facility in an amount equal to 100% of such net Cash proceeds (or with respect to any joint venture, the portion of such net cash proceeds distributed to the borrower or any guarantor).

Consolidated Mortgage Loans

Our consolidated mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at December 31, 2020. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 2.40% at December 31, 2020. The weighted average interest rate of all consolidated mortgage loans was 3.60% at December 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2020:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments		Total
2021	$17,576	$216,418	(1) (2)	$233,994
2022	13,652	355,989		369,641
2023	6,398	53,299		59,697
2024	6,405	—		6,405
2025	4,406	211,345		215,751
2026 and thereafter	—	—		—
Total principal payments	$48,437	$837,051		885,488
Less: Unamortized debt issuance costs				985
Carrying value of mortgage notes payable				$884,503

(1)

Our mortgage secured by Valley View Mall was in default as of December 31, 2020. The property conveyance process is not complete as of December 31, 2020. The $27.2 million mortgage balance is included in our 2021 balloon payments.

(2)

On February 8, 2021, we entered into an amendment to extend the maturity of our mortgage secured by Woodland Mall to December 2021, including an option to extend the maturity by one year to December 2022 if certain criteria are met. The $122.0 million mortgage balance is included in our 2021 balloon payments.

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2020 and 2019 are as follows:

	2020		2019
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Consolidated mortgage loans (1)	$885.5	$873.2	$899.8	$873.9

(1)	The carrying value of consolidated mortgage loans has been reduced by unamortized debt issuance costs of $1.0 million and $1.8 million as of December 31, 2020 and 2019, respectively.

The consolidated mortgage loans contain various customary default provisions. As of December 31, 2020, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

Mortgage Loan Activity

Woodland Restructuring

Our subsidiary, PR Woodland Limited Partnership (“PR Woodland”) is the borrower under a loan agreement secured by the Woodland Mall in Grand Rapids, Michigan. We have guaranteed certain obligations of PR Woodland under the loan agreement. On December 10, 2020, PR Woodland, the administrative agent, and certain lenders under the loan agreement entered into a forbearance agreement and loan agreement amendment, agreeing to, among other things, forbear from exercising any of their rights and remedies as a result of alleged events of default while the parties were proceeding in good faith toward a further amendment to the loan agreement.

Forbearance Agreements

During the year ended December 31, 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spans from four to six months. The repayment periods range from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

Valley View Mall

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we have not paid the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice has been filed and operations of the property has been assigned to a receiver in August 2020. See Note 2 for further detail.

Other Activity

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

Subsequent Event

On February 8, 2021, we entered into an amendment to our mortgage loan secured by the Woodland Mall in Grand Rapids, Michigan, which provides for an extension to the maturity date until December 10, 2021, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also (i) reduces the cap on guarantor liability for PREIT Associates, L.P. to $10.0 million; (ii) restricts the lenders from exercising their rights and remedies under the guaranty until December 10, 2022, except if there is a bankruptcy filing with respect to the borrowers or guarantor; (iii) adjusts the interest rate; (iv) provides for the pledge of additional collateral as security for the borrowers’ obligations (including the anchor parcel at Woodland Mall which was released as collateral from our senior secured credit facilities); and (v) requires the borrowers to pay to the lenders a $5.0 million remargin payment.

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

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents and restricted cash totaled $51.2 and $19.6 million, respectively, and included tenant security deposits of $1.5 million and $1.8 million, respectively.

Cash paid for interest was $75.3 million and $59.4 million for the years ended December 31, 2020 and 2019, respectively, net of amounts capitalized of $2.2 million and $7.7 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. In 2020, we separated our Restructured Revolver from our First Lien Revolving Facility. Aggregate borrowings on our First Lien Revolving Facility were $55.0 million, with repayments of $0.2 million for the year ended December 31, 2020. Aggregate borrowings on our Restructured Revolver were $120.0 million and $229.0 million, and aggregate repayments were $375.0 million and $39.0 million for the years ended December 31, 2020 and 2019, respectively.

Accrued construction costs decreased by $14.6 million in the year ended December 31, 2020 and decreased by $8.5 million in the year ended December 31, 2019.

In the first quarter of 2019, we issued 6,250,000 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership. The shares were issued to Vornado Investments LLC, an affiliate of Franconia Two, L.P., the holder of the OP Units.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of December 31, 2020 and 2019.

	December 31,
(in thousands of dollars)	2020	2019
Cash and cash equivalents	$43,309	$12,211
Restricted cash included in other assets	7,922	7,417
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,231	$19,628

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

Significant Non-Cash Transactions

The Company incurred $6.7 million of interest expense during the chapter 11 cases, which was capitalized into the principal balance of the Second Lien Term Loan Facility on the Effective Date. The Company also incurred $2.8 million in PIK interest expense on the Second Lien Term Loan Facility through December 31, 2020. These amounts are both included in interest expense, net in the consolidated statement of operations.

In the third quarter of 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. The mortgage principal balance was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. During the year ended December 31, 2020, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheet as of December 31, 2020. The derecognition of Valley View Mall and its related assets were a non-cash conversion of assets, which had no impact on the Company’s cash flows.

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

Cash Flow Hedges of Interest Rate Risk

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive (loss) income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings. Through December 10, 2020, all of our derivatives were designated and qualified as cash flow hedges of interest rate risk.

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining thirteen interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

As of December 31, 2020, we had 13 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

During 2021, we estimate that $11.0 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For the eleven remaining interest rate swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

Interest Rate Swaps

As of December 31, 2020, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.41% on a notional amount of $529.7 million, maturing on various dates through May 2023. As of December 31, 2020, our non-designated swaps outstanding with a weighted average base interest rate of 1.57% on a notional amount of $264.3 million, maturing on various dates through December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of December 31, 2020 and 2019 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at December 31, 2020 (in millions of dollars)	Aggregate Fair Value at December 31, 2020 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2019 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest rate Swaps
2020	N/A	N/A	$0.2	N/A
2021	$229.7	$(3.0)	(1.4)	2.04%
2022	—	—	—	—
2023	300.0	(17.2)	(7.3)	2.70%
Forward Starting Swaps
2023	—	—	(3.4)	—
Non-designated Hedges
Interest Rate Swaps
2021	264.3	(3.1)		1.57%
Total	$794.0	$(23.3)	$(11.9)	2.13%

(1)

As of December 31, 2020 and 2019, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2020	2019	2020		2019
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(21.6)	$(15.8)	$10.4	(1)	$(3.1)

(1)	Includes $2.8 million of accelerated reclassification of a portion of amounts in other comprehensive (loss) income to earnings.

	Year Ended December 31,
(in millions of dollars)	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(84.3)	$(64.0)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$10.4	$(3.1)

The impact of our non-designated swaps resulted in a loss of $0.1 million for the year ended December 31, 2020, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. On December 10, 2020, we amended our agreements with our derivative counterparties so that our November 1, 2020 bankruptcy filing was not considered a default under our agreements. As of December 31, 2020, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2020, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $23.3 million. If we had breached any of the default provisions in these agreements as of December 31, 2020, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $26.0 million. We had not breached any of these provisions as of December 31, 2020.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.7 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental Retirement Plans

We maintain Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses under the provisions of the Supplemental Plans were $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2020 and 2019, approximately 59,000 and 44,000 shares, respectively, were purchased for total consideration of $48 thousand and $0.2 million, respectively. We recorded expense of less than $10 thousand and $48 thousand for the years ended December 31, 2020 and 2019, respectively, related to the share purchase plan. We suspended our Employee Share Purchase Plan effective as of September 25, 2020.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2020, we make share based compensation awards using our 2018 Equity Incentive Plan, which is a share based compensation plan that was approved by our shareholders in 2018. Previously, we maintained six other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.

We recognize expense in connection with share based awards to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period.

For the years ended December 31, 2020 and 2019, we recorded aggregate compensation expense for share based awards of $6.7 million (including a net reversal of $0.1 million of amortization relating to employee separation) and $7.0 million (including a net reversal of $1.1 million of amortization relating to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2020 and 2019, we capitalized compensation costs related to share based awards of $0.1 million and $0.2 million, respectively.

2018 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our 2018 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 2,098,924 as of December 31, 2020. The share based awards described in this footnote were made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan.

Restricted Shares Subject to Time Based Vesting

The aggregate fair value of the restricted shares that we granted to our employees and non-employee trustees in 2020 and 2019 were $4.6 million and $5.6 million, respectively, based on the share price on the date of the grant. As of December 31, 2020, there was $4.3 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the status of our unvested restricted shares as of December 31, 2020 and changes during the years ended December 31, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
January 1, 2019	621,398	$13.29
Shares granted	798,370	7.04
Shares vested	(349,533)	13.14
Shares forfeited	(131,971)	8.75
December 31, 2019	938,264	8.67
Shares granted	1,706,624	3.22
Shares vested	(474,376)	3.24
Shares forfeited	(93,791)	4.96
December 31, 2020	2,076,721	$5.60

Restricted Shares Awarded to Employees

In 2020 and 2019 we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient remains our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 1,093,292 and 683,570 restricted shares subject to time based vesting to our employees in 2020 and 2019, respectively. The weighted average grant date fair values of time based restricted shares was $3.59 per share in 2020 and $7.15 per share in 2019. The aggregate fair value of the restricted shares granted in 2020 and 2019 were $3.9 million and $4.9 million, respectively. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.4 million (including a net reversal of $0.1 million of accelerated amortization relating to employee separation) and $3.7 million (including a net reversal of $0.2 million relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2020 and 2019, respectively. The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $3.4 million and $3.8 million, respectively.

Outperformance Units (“OPUs”) Awarded to Employees

Of the time-based restricted shares granted to employees in 2019, 517,783 have Outperformance Units (“OPUs”) attached to them. The OPUs will entitle the employees to receive additional shares tied to a multiple of the employee’s time-based restricted share award if the Company achieves certain specified operating performance metrics measured over a three-year period. If any shares are issued in respect of the OPUs at the end of the three-year measurement period, 50% will vest immediately, 25% will be subject to an additional one-year vesting requirement, and 25% will be subject to an additional two-year vesting requirement. If we pay dividends, dividend equivalents on the common shares will accrue on any awarded OPUs and are credited to “acquire” more OPUs for the account of the employee at the 20-day average closing price per common share ending on the dividend payment date, but will vest only if performance measures are achieved. We recorded $0.1 million and $0.8 million (including a net reversal of $0.1 million of accelerated amortization relating to employee separation) of compensation expense related to OPUs for the years ended December 31, 2020 and 2019, respectively.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards have been made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. We granted a total of 613,332 and 114,800 restricted shares subject to time based vesting to our non-employee trustees in 2020 and 2019, respectively. The weighted average grant date fair values of time based restricted shares was $1.13 per share in 2020 and $6.35 per share in 2019. The aggregate fair value of the restricted shares granted in 2020 and 2019 were $0.7 million and $0.7 million, respectively, based on the share price on the date of the grant. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $0.7 million and $0.7 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2020 and 2019, respectively. As of December 31, 2020, there was $0.3 million of total unrecognized compensation expense related to unvested restricted share grants to non-employee trustees. The total fair value of shares granted to non-employee trustees that vested was $0.7 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. In 2021, we will record compensation expense of $0.3 million in connection with the amortization of existing non-employee trustee restricted share awards.

We will record future compensation expense in connection with the vesting of existing time based restricted share awards to employees and non-employee trustees as follows:

	Future Compensation Expense
(in thousands of dollars) For the Year Ending December 31,	Employees	Non-Employee Trustees	Total
2021	$2,566	$269	$2,835
2022	1,287	—	1,287
2023	141	—	141
Total	$3,994	$269	$4,263

Restricted Share Unit Programs

In 2020, 2019, 2018, 2017, 2016 and 2015, our Board of Trustees established the 2020 – 2022 RSU Program, 2019-2021 RSU Program, 2018-2020 RSU Program, 2017-2019 RSU Program, 2016-2018 RSU Program, and the 2015-2017 RSU Program, respectively (collectively, the “RSU Programs”).

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

The 2020 RSUs represent the right to receive common shares in the future depending on the Company’s performance in the achievement of operating performance measures and a modification based on total return to shareholders. The number of common shares to be issued by the Company with respect to the 2020 RSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the applicable Measurement Period. These performance measures, the three-year core mall non-anchor occupancy and the three-year fixed charge coverage ratio, are each weighted 50%. The number of common shares to be issued by the Company as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s total return to shareholders, as defined, for the applicable Measurement Period relative to the performance of other real estate investment trusts comprising a leading index of retail real estate investment trusts. Unlike the RSUs awarded in 2018 and 2019, the number of shares that may be issued with respect to the 2020 RSU’s are not dependent on any absolute level of total return to shareholders. In 2019, only one half of the awarded RSUs were tied to our relative total return to shareholders compared to the Index REITs, with the other half of the RSUs being tied to our absolute level of total return to shareholders. If paid, dividends are deemed credited to the participants’ RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period.

The aggregate fair values of the RSU awards in 2020 and 2019 were determined using a Monte Carlo simulation probabilistic valuation model, and are presented in the table below. The table also sets forth the assumptions used in the Monte Carlo simulations used to determine the aggregate fair values of the RSU awards in 2020 and 2019 by grant date:

(dollars in thousands, except per share data)	RSUs and assumptions by Grant Date
Grant Date:	February 24, 2020		January 29, 2019
Measurement Basis:	Core Mall Non-Anchor Occupancy	Fixed Charge Coverage Ratio	Absolute TSR RSUs	Relative TSR RSUs
RSUs granted	354,972	354,972	210,193	210,193
Aggregate fair value of shares granted	$1,217	$1,217	$1,550	$1,890
Weighted average fair value per share	$3.43	$3.43	$7.38	$8.99
Volatility	53.0%	53.0%	40.3%	40.3%
Risk free interest rate	1.35%	1.35%	2.58%	2.58%

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $2.6 million and $1.8 million (including a reversal of $0.8 million of accelerated amortization relating to employee separation) of compensation expense related to the RSU Programs for the years ended December 31, 2020 and 2019, respectively. We will record future aggregate compensation expense of $2.7 million related to the existing awards under the RSU Programs.

For the years ended December 31, 2020 and 2019, no shares were issued from the 2018-2020 or 2017-2019 RSU programs because the required criteria were not met.

9. LEASES

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

Our leases do not provide a readily determinable implicit interest rate; therefore, we estimate our incremental borrowing rate to calculate the present value of remaining lease payments. In determining our incremental borrowing rate, we considered the lease term, market interest rates and estimates regarding our implied credit rating using market data with adjustments to determine an appropriate incremental borrowing rate.

The following table presents additional information pertaining to the Company’s leases:

	For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$823	$—	$—	$823	$750	$—	$—	$750
Interest on lease liabilities	280	—	—	280	294	—	—	294
Operating lease costs	—	1,746	1,279	3,025	—	1,583	1,932	3,515
Variable lease costs	—	173	191	364	—	165	457	622
Total lease costs	$1,103	$1,919	$1,470	$4,492	$1,044	$1,748	$2,389	$5,181

Other information related to leases as of and for the years ended December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$272	$294
Operating cash flows used for operating leases	$2,106	$2,205
Financing cash flows used for finance leases	$717	$632
Weighted average remaining lease term-finance leases (months)	86	99
Weighted average remaining lease term-operating leases (months)	298	306
Weighted average discount rate-finance leases	4.35%	4.42%
Weighted average discount rate-operating leases	6.44%	6.42%

Future payments against lease liabilities as of December 31, 2020 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
2021	$990	$2,566	$3,655
2022	988	2,554	3,463
2023	983	2,514	3,410
2024	949	2,429	3,298
2025	929	2,341	3,270
Thereafter	2,072	51,138	53,210
Total undiscounted lease payments	6,911	63,542	70,306
Less imputed interest	(983)	(33,417)	(34,400)
Total lease liabilities	$5,928	$30,125	$35,906

As Lessor

As of December 31, 2020, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
For the Year Ending December 31,
2021	$190,895
2022	170,015
2023	150,139
2024	128,176
2025	102,161
2026 and thereafter	287,059
$1,028,445

10. RELATED PARTY TRANSACTIONS

Office Leases

In 2019, we leased our principal executive offices from Bellevue Associates, an entity that is owned by Ronald Rubin, one of our former trustees, collectively with members of his immediate family and affiliated entities. Total rent expense under this lease was $1.7 million for the year ended December 31, 2019. This lease terminated in December 2019.

In January 2020, we moved into a new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania. The lease for the office, which commenced in December 2019, is executed with Brandywine Realty Trust. Our lead independent trustee is also a Trustee of Brandywine Realty Trust. We paid $1.9 million in reimbursement of construction costs and $0.2 million of total rent under the lease for the year ended December 31, 2020.

Employee Health Insurance

We purchase healthcare benefits for our employees through Independence Blue Cross (“IBX”). Our lead independent trustee became chairman of the board of directors of IBX during 2018. We paid total insurance healthcare premiums of $2.3 million to IBX during 2020 and $2.5 million during 2019.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2020, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $16.9 million, including $11.7 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For the purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2020, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $13.7 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $0.92 per share, $0.90 per share and $0.86 per share, respectively.

Employment Agreements

Two officers of the Company have employment agreements with terms that renew automatically each year for additional one-year terms. The employment agreements provided for aggregate base compensation for the year ended December 31, 2020 of $1.3 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation. On July 31, 2020, these officers agreed to, and the Executive Compensation and Human Resources Committee of our Board of Trustees approved, a temporary 25% base salary reduction for the period from July 27, 2020 to September 30, 2020. On December 10, 2020, the Executive Compensation and Human Resources Committee approved payments to the officers in the amounts by which their salaries were previously reduced.

A former officer, the Executive Vice President and Chief Financial Officer, executed a Separation of Employment Agreement (the “Separation Agreement”) with the Company on December 23, 2019. Consistent with the officer’s amended and restated employment agreement dated as of December 30, 2008 (together with the May 6, 2009 Amendment thereto) as modified in certain respects by the Separation Agreement, the officer has been paid amounts that were fully earned but not yet paid on or before the last day of full-time employment, in addition to a payment equal to two times the current base salary and a payment equal to two times the average bonus amount in the last three calendar years. The officer may continue to participate in the Company’s benefit plans for eighteen months. The officer was also paid the supplemental retirement plan account balance, as required by the terms of the employment agreements and the nonqualified supplemental executive retirement agreement.

Provision for Employee Separation Expense

We recorded $3.2 million and $3.7 million of employee separation expense during the years ended December 31, 2020 and 2019, respectively, in connection with the termination of certain employees. As of December 31, 2020, $0.3 million of these amounts were accrued and unpaid.

NYSE Continued Listing Standards

On September 25, 2020, the Company received notice from the NYSE that the Company was not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (the “Continued Listing Standards”), which requires listed companies to maintain an average closing price of at least $1.00 per share over a consecutive 30-day trading period.

On January 4, 2021, the Company received notice from the NYSE that it regained compliance with the Continued Listing Standards. The Company regained compliance after the closing price for its common shares on December 31, 2020 and the average closing price for its common shares during the 30 trading-day period ended December 31, 2020 both exceeded $1.00.

Property Damage from Natural Disaster

During the year ended December 31, 2020, we recorded net recoveries of $0.6 million. These net recoveries relate to remediation expenses.

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

Tax Protection Agreements

There were no tax protection agreements in effect as of December 31, 2020.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2020

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance (1)	Date of Acquisition/ Construction	Life of Depre- ciation
Capital City Mall	$11,380	$65,575	$60,284	$11,321	$125,918	$56,624	$—	2003	40
Cherry Hill Mall	29,938	185,611	272,799	48,608	439,740	278,878	262,284	2003	40
Cumberland Mall	8,711	43,889	31,476	9,842	74,234	34,338	40,944	2005	40
Dartmouth Mall	7,015	28,328	55,774	7,021	84,096	48,014	56,662	1998	40
Exton Square Mall	19,976	103,955	(74,930)	23,714	25,287	13,495	—	2003	40
Francis Scott Key Mall	9,786	47,526	40,885	9,440	88,757	46,318	68,341	2003	40
Jacksonville Mall	9,188	47,139	37,717	9,913	84,131	43,332	—	2003	40
Magnolia Mall	6,229	42,302	59,501	12,591	95,441	53,696	—	1998	40
Monroe Land	1,177	—	—	1,177	—	—	—	2006	10
Moorestown Mall	10,934	62,995	116,795	23,060	167,664	81,388	—	2003	40
Patrick Henry Mall	16,075	86,643	53,848	16,397	140,169	77,847	86,815	2003	40
Plymouth Meeting Mall	29,265	58,388	157,221	31,738	213,136	108,911	—	2003	40
The Mall at Prince Georges	13,065	57,686	76,602	13,066	134,287	70,295	—	1998	40
Springfield Town Center	119,912	353,551	23,082	119,912	376,633	82,083	—	2015	40
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	8,325	57,931	82,217	26,991	121,482	53,666	—	2003	40
Valley View Mall	9,402	45,351	(46,457)	4,204	4,092	2,533	27,213	2003	40
Viewmont Mall	12,505	61,519	48,049	12,606	109,467	54,334	67,177	2003	40
Willow Grove Park	26,748	131,189	110,406	36,412	231,931	114,128	152,548	2003	40
Woodland Mall	26,706	121,965	136,963	44,865	240,769	88,547	122,518	2005	40
Investment In Real Estate	$376,526	$1,601,543	$1,242,268	$463,103	$2,757,234	$1,308,427	$884,502

(1)	Represents mortgage principal balances outstanding as of December 31, 2020 and does not include unamortized debt costs with an aggregate balance of $1.0 million.

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,163.8 million and $2,180.2 million at December 31, 2020, respectively, and $3,132.2 million and $2,225.4 million at December 31, 2019, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2020 and 2019 are as follows:

(in thousands of dollars)	For the Year Ended December 31,
Total Real Estate Assets:	2020	2019
Balance, beginning of year	$3,210,926	$3,184,594
Improvements and development	49,075	137,593
Impairment of assets	—	(3,989)
Dispositions	(39,661)	(81,118)
Write-off of fully depreciated assets	(3)	(12,031)
Reclassification to held for sale	—	(14,123)
Balance, end of year	$3,220,337	$3,210,926
Balance, end of year – held for sale	$1,384	$15,653

S-1

(in thousands of dollars)	For the Year Ended December 31,
Accumulated Depreciation:	2020	2019
Balance, beginning of year	$1,202,722	$1,118,582
Depreciation expense	116,369	125,495
Impairment of assets	-	(484)
Dispositions	(13,808)	(25,693)
Write-off of fully depreciated assets	(3)	(12,031)
Reclassification to held for sale	3,147	(3,147)
Balance, end of year	$1,308,427	$1,202,722
Balance, end of year – held for sale	$—	$3,147

S-2