Form 10-Q
period 2021-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2021-05-07
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 3, 2021, 79,259,912 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(in thousands, except per share amounts)	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,173,436	$3,168,536
Construction in progress	44,201	46,285
Land held for development	5,516	5,516
Total investments in real estate	3,223,153	3,220,337
Accumulated depreciation	(1,336,228)	(1,308,427)
Net investments in real estate	1,886,925	1,911,910
INVESTMENTS IN PARTNERSHIPS, at equity:	21,597	27,066
OTHER ASSETS:
Cash and cash equivalents	44,637	43,309
Tenant and other receivables	40,413	54,532
Intangible assets (net of accumulated amortization of $19,542 and $19,187 at March 31, 2021 and December 31, 2020, respectively)	11,037	11,392
Deferred costs and other assets, net	125,061	127,593
Assets held for sale	1,384	1,384
Total assets	$2,131,054	$2,177,186
LIABILITIES:
Mortgage loans payable, net	$874,926	$884,503
Term Loans, net	921,767	908,473
Revolving Facilities	54,830	54,830
Tenants’ deposits and deferred rent	10,639	8,899
Distributions in excess of partnership investments	75,047	76,586
Fair value of derivative instruments	19,388	23,292
Accrued expenses and other liabilities	88,219	93,663
Total liabilities	2,044,816	2,050,246
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $91,020 and $89,430 at March 31, 2021 and December 31, 2020, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $181,815 and $178,710 at March 31, 2021 and December 31, 2020, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $131,446 and $129,297 at March 31, 2021 and December 31, 2020, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 79,260 and 79,537 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	79,260	79,537
Capital contributed in excess of par	1,772,728	1,771,777
Accumulated other comprehensive loss	(18,080)	(20,620)
Distributions in excess of net income	(1,742,384)	(1,699,638)
Total equity – Pennsylvania Real Estate Investment Trust	91,678	131,210
Noncontrolling interest	(5,440)	(4,270)
Total equity	86,238	126,940
Total liabilities and equity	$2,131,054	$2,177,186

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
REVENUE:
Real estate revenue:
Lease revenue	$59,908	$67,721
Expense reimbursements	3,899	4,305
Other real estate revenue	1,471	1,924
Total real estate revenue	65,278	73,950
Other income	125	293
Total revenue	65,403	74,243
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,831)	(27,517)
Utilities	(2,964)	(2,922)
Other property operating expenses	(2,364)	(2,098)
Total property operating expenses	(33,159)	(32,537)
Depreciation and amortization	(29,839)	(30,269)
General and administrative expenses	(11,831)	(10,695)
Provision for employee separation expenses	(92)	(73)
Project costs and other expenses	(101)	(95)
Total operating expenses	(75,022)	(73,669)
Interest expense, net	(30,731)	(16,858)
Reorganization expenses	(197)	-
Total expenses	(105,950)	(90,527)
Loss before equity in (loss) income of partnerships, gain on sales of real estate, net, and loss on sales of interests in non operating real estate	(40,547)	(16,284)
Equity in (loss) income of partnerships	(3,433)	819
Gain on sales of real estate, net	-	1,962
Loss on sales of interests in non operating real estate	-	(46)
Net loss	(43,980)	(13,549)
Less: net loss attributable to noncontrolling interest	1,234	516
Net loss attributable to PREIT	(42,746)	(13,033)
Less: preferred share dividends	(6,844)	(6,844)
Net loss attributable to PREIT common shareholders	$(49,590)	$(19,877)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net loss	$(43,980)	$(13,549)
Noncontrolling interest	1,234	516
Preferred share dividends	(6,844)	(6,844)
Dividends on unvested restricted shares	—	(350)
Net loss used to calculate loss per share—basic and diluted	$(49,590)	$(20,227)
Basic and diluted loss per share:	$(0.64)	$(0.26)

(in thousands of shares)
Weighted average shares outstanding—basic	77,647	76,774
Effect of common share equivalents(1)	—	—
Weighted average shares outstanding—diluted	77,647	76,774

(1)

The Company had net losses used to calculate earnings per share for the three months ended March 31, 2021 and 2020. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Comprehensive loss:
Net loss	$(43,980)	$(13,549)
Unrealized gain (loss) on derivatives	2,601	(19,751)
Amortization of settled swaps	3	5
Total comprehensive loss	(41,376)	(33,295)
Less: comprehensive loss attributable to noncontrolling interest	1,170	1,021
Comprehensive loss attributable to PREIT	$(40,206)	$(32,274)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended

March 31, 2021 and 2020

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$79,537	$1,771,777	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive income	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plan, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	$86,238	$35	$69	$50	$79,260	$1,772,728	$(18,080)	$(1,742,384)	$(5,440)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Cash flows from operating activities:
Net loss	$(43,980)	$(13,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,149	28,263
Amortization	2,141	2,994
Straight-line rent adjustments	6	(886)
Amortization of deferred compensation	1,321	1,624
Paid-in-kind interest	11,514	—
Gain on hedge ineffectiveness	(1,303)	—
Gain on sales of interests in real estate and non-operating real estate, net	—	(1,916)
Equity in loss (income) of partnerships	3,433	(819)
Cash distributions from partnerships	—	845
Net change in other assets	18,805	11,674
Net change in other liabilities	(3,860)	(13,836)
Net cash provided by operating activities	16,226	14,394
Cash flows from investing activities:
Distribution of refinancing proceeds from equity method investee	—	8,003
Investments in real estate improvements	(1,928)	(2,414)
Additions to construction in progress	(1,029)	(20,157)
Investments in partnerships	(2)	(9,346)
Capitalized leasing costs	—	(164)
Additions to leasehold improvements and corporate fixed assets	(7)	(4,714)
Net cash used in investing activities	(2,966)	(28,792)
Cash flows from financing activities:
Net borrowings under the Restructured Revolver	—	34,000
Repayments of finance lease liabilities	(170)	(157)
Principal installments on mortgage loans	(9,505)	(3,475)
Payment of deferred financing costs	(253)	(212)
Value of shares of beneficial interest issued	—	424
Dividends paid to common shareholders	—	(16,492)
Dividends paid to preferred shareholders	—	(6,844)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	—	(411)
Value of shares retired under equity incentive plans, net of shares issued	(647)	(466)
Net cash (used in) provided by financing activities	(10,575)	6,367
Net change in cash, cash equivalents, and restricted cash	2,685	(8,031)
Cash, cash equivalents, and restricted cash, beginning of period	51,231	19,629
Cash, cash equivalents, and restricted cash, end of period	$53,916	$11,598

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of comprehensive loss, consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2021, our portfolio consists of a total of 26 properties operating in nine states, including 20 shopping malls, five other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2021, we held a 97.6% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2021, the total amount that would have been distributed would have been $3.8 million, which is calculated using our March 31, 2021 closing share price on the New York Stock Exchange (the “NYSE”) of $1.92 multiplied by the number of outstanding OP Units held by limited partners, which was 1,975,928 as of March 31, 2021. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. Due to the nature of our operating properties, which involve retail shopping, dining, entertainment and certain non-traditional tenant operations, we have concluded that our individual properties have similar economic characteristics and meet all other aggregation criteria. Accordingly, we have aggregated our individual properties into one reportable segment. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of our properties are located outside the United States.

Financial Restructuring

On October 7, 2020, the Company and certain of the Company’s wholly owned direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (the “RSA”), which contemplated agreed-upon terms for a financial restructuring of the then-existing debt and certain other obligations of the Company Parties (collectively with the following events, the “Financial Restructuring”). The RSA was amended on October 16, 2020, and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation of votes on their joint prepackaged chapter 11 plan of reorganization (the “Plan”) and, thereafter, the voluntary chapter 11 cases. On November 1, 2020, the Company and the other Company Parties under the RSA (the “Debtors”) filed their respective voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), commencing the chapter 11 cases to confirm and consummate the Plan in order to effectuate the Debtors’ financial restructuring. The Debtors’ chapter 11 cases were jointly administered for procedural convenience under the caption In re Pennsylvania Real Estate Investment Trust, et al., Case No. 20-12737 (KBO). Under the Plan, the Debtors would be recapitalized and their debt maturities extended. The Debtors continued to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order (the “Confirmation Order”), confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of Its Direct and Indirect Subsidiaries (with Additional Technical Modifications As of November 20, 2020) (the “Confirmed Plan”). On December 10, 2020 (the “Effective Date”), each condition precedent to consummation of the Confirmed Plan, enumerated in Section 8.2 thereof, was satisfied or waived in accordance with the Confirmed Plan and the Confirmation Order, and therefore the Effective Date occurred and the Debtors emerged from bankruptcy. On the Effective Date, the Company entered into the credit agreements, which are described in Note 4. The final decree closing the bankruptcy case was entered by the Bankruptcy Court on March 11, 2021.

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the emergence of new strains of the virus and the current virus spread rate in the United States, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines, including in response to new variants. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open since July 3, 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing and widespread availability, acceptance, and efficacy of vaccines, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any relaxation of current restrictions, all of which could vary by geographic region in which our properties are located. In the first quarter of 2021, we experienced further uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if these restrictions have been relaxed at all, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The ongoing impact of COVID-19 on the economy and market conditions, together with the resulting closures of our properties and the delayed and/or limited reopening of some tenants was deemed to be a triggering event as of June 30, 2020, September 30, 2020 and December 31, 2020, which led to impairment reviews and assessment of the undiscounted future cash flows for each of the respective quarters of 2020. During the first quarter of 2021, certain of our properties had triggering events due to various indicators of impairment, however, we did not identify any impairments based on our assessment of the undiscounted future cash flows. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists, and the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, the carrying value is written down to its fair value. We intend to hold and operate our properties long-term, which reduces the likelihood that our carrying value is not recoverable. A shortened holding period would increase the likelihood that the carrying value is not recoverable.

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

Share-Based Compensation

On March 31, 2021, the Company approved the 2021-2023 Equity Award Program design (the “Program”). Having approved the Program, the Company made long term incentive plan awards in the form of performance-based restricted share units (“PSUs”) and time-based restricted share units (“RSUs”). The grants of PSUs and RSUs were made pursuant to the Company’s Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Equity Incentive Plan”), as amended by the Plan Amendment (defined below).

On March 31, 2021, the Board approved the first amendment to the 2018 Equity Incentive Plan (“Plan Amendment”), which permits, among other clarifying changes, that restricted stock units granted under the 2018 Equity Incentive Plan may be made subject to vesting restrictions other than performance goals (i.e., RSUs). As a result of the Plan Amendment and as incorporated into the awards made under the Program settlement of RSUs or PSUs may be made in cash or shares, as determined by the Executive Compensation and Human Resources Committee (the “Committee”) of the Board of Trustees. On March 31, 2021, the Company granted 1,406,123 RSUs and 1,523,432 PSUs to its employees.

Under the Program, the number of common shares to be issued by the Company with respect to the PSUs, if any, depends on the Company’s achievement of certain specified operating performance measures and a modification based on total shareholder return (“TSR”) for the three-year period beginning January 1, 2021 and ending on the earlier of December 31, 2023 or the date of a change in control of the Company (the “Measurement Period”).

The preliminary number of common shares to be issued by the Company with respect to the PSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the Measurement Period. These performance measures, the three-year core mall total occupancy and the three-year corporate debt yield, are each weighted 50%. The Committee approved minimum, target and maximum performance levels for both measures. For all participants, the minimum performance level will have a 0.5 multiplier, the target performance level will have a 1.0 multiplier and the maximum performance level will have a 2.0 multiplier. The preliminary number of common shares to be issued by the Company as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s TSR performance over the Measurement Period relative to the TSR performance of other real estate investment trusts comprising a leading index of retail real estate investment trusts. Dividends, if any, on the Company’s common shares are deemed to be paid with respect to PSUs and credited to the PSU accounts and applied to “acquire” more PSUs at the 20-day average closing price per common share ending on the dividend payment date.

With respect to the portion of the long-term incentive awards made in the form of RSUs, the RSUs generally will vest in three equal annual installments for all grants except director grants and two equal installments for the Company’s directors commencing on March 31, 2022, subject to continued employment. During the period that the RSUs have not vested, the holder will have no rights as a shareholder with respect to the RSUs; however, dividends, if any, on the Company’s common shares are deemed to be paid with respect to RSUs and credited to the RSU accounts and applied to “acquire” more RSUs at the 20-day average closing price per common share ending on the dividend payment date.

New Accounting Developments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to provide additional guidance around Topic 848 primarily as it relates to the ASU’s effect on derivative contracts. The Company is evaluating the anticipated impact of this standard on its condensed consolidated financial statements as well as timing of adoption.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2021 and December 31, 2020 were comprised of the following:

(in thousands of dollars)	March 31, 2021	December 31, 2020
Buildings, improvements and construction in progress	$2,760,021	$2,757,234
Land, including land held for development	463,132	463,103
Total investments in real estate	3,223,153	3,220,337
Accumulated depreciation	(1,336,228)	(1,308,427)
Net investments in real estate	$1,886,925	$1,911,910

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Development/Redevelopment Activities:
Interest (1)	$130	$910
Compensation	37	344
Real estate taxes	29	197
Leasing Activities:
Compensation, including commissions (2)	—	164

(1)	Includes interest capitalized on investments in partnerships under development.
(2)

The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Dispositions

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheets as of March 31, 2021 and December 31, 2020. The mortgage principal balance was $27.2 million at March 31, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets was a non-cash conversion of assets, which had no impact on the Company’s cash flows.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2021 and December 31, 2020:

(in thousands of dollars)	March 31, 2021	December 31, 2020
ASSETS:
Investments in real estate, at cost:
Operating properties	$814,056	$824,328
Construction in progress	33,319	20,632
Total investments in real estate	847,375	844,960
Accumulated depreciation	(230,320)	(224,641)
Net investments in real estate	617,055	620,319
Cash and cash equivalents	34,698	28,060
Deferred costs and other assets, net	155,057	161,465
Total assets	806,810	809,844
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	488,803	491,119
FDP Term Loan, net	201,000	201,000
Partnership Loan	106,066	100,000
Other liabilities	133,396	132,715
Total liabilities	929,265	924,834
Net investment	(122,455)	(114,990)
Partners’ share	(62,672)	(59,080)
PREIT’s share	(59,783)	(55,910)
Excess investment (1)	6,333	6,390
Net investments and advances	$(53,450)	$(49,520)
Investment in partnerships, at equity	$21,597	$27,066
Distributions in excess of partnership investments	(75,047)	(76,586)
Net investments and advances	$(53,450)	$(49,520)

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Real estate revenue	$24,900	$27,200
Expenses:
Property operating and other expenses	(13,739)	(11,229)
Interest expense (1)	(10,704)	(6,360)
Depreciation and amortization	(6,930)	(7,617)
Total expenses	(31,373)	(25,206)
Net (loss) income	(6,473)	1,994
Less: Partners’ share	3,096	(1,178)
PREIT’s share	(3,377)	816
Amortization of excess investment	(56)	3
Equity in (loss) income of partnerships	$(3,433)	$819

(1) Net of capitalized interest expense of $103 and $1,091 for the three months ended March 31, 2021 and 2020, respectively.

Fashion District Philadelphia

FDP Loan Agreement

PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as the lender, prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

Joint Venture

In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment qualifies as a variable interest entity and will continue to be accounted for under the equity method of accounting. Our maximum exposure to losses is limited to the extent of our investment, which is a 50% ownership.

Mortgage Loan Activity

During the three months ended March 31, 2021, the Company’s unconsolidated subsidiary received an extension of its mortgage securing Pavilion at Market East for an additional three months to May 2021.

4. FINANCING ACTIVITY

Credit Agreements

On December 10, 2020 we entered into two secured credit agreements (collectively, as amended, the “Credit Agreements”): (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”), as amended February 8, 2021 with Wells Fargo Bank and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements mature in December 2022. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement” and collectively with the Bridge Credit Agreement and the 7-Year Term Loan, the “Restructured Credit Agreements”). Upon our entry into the Credit Agreements, the Bridge Credit Agreement, the 7-Year Term Loan and the 2018 Credit Agreement were cancelled.

As of March 31, 2021, we had borrowed $933.6 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2021 is net of $11.9 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of March 31, 2021 was $75.2 million.

On April 13, 2021, we entered into Agency Resignation, Appointment, Acceptance and Waiver Agreements pursuant to which Wells Fargo Bank resigned as Administrative Agent and Wilmington Savings Fund Society, FSB was appointed successor Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no successor letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

Interest expense and deferred financing fee amortization related to the Credit Agreements and the Restructured Credit Agreements for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Revolving Facilities:
Interest expense	$548	$2,483
Deferred financing amortization	299	274
Term Loans:
Interest expense (1)	20,421	5,506
Deferred financing amortization	1,780	191

(1)	For the three months ended March 31, 2021, $11.5 million in interest under the Second Lien Term Loan Facility was not paid in cash, but capitalized to the principal balance of the loan.

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

The Credit Agreements each provide for a two-year maturity of December 2022 (the “Maturity Date”), subject to a one-year extension to December 2023 at the borrowers’ option, subject to (i) minimum liquidity of $35.0 million, (ii) a minimum corporate debt yield of 8.0%, (iii) a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties as determined by an appraisal and (iv) no default or event of default existing and our representations and warranties being true in all material respects. The loans under the Credit Agreements are repayable in full on the Maturity Date, subject to mandatory prepayment provisions in the event of certain events including asset sales, incurrence of indebtedness, issuances of equity and receipt of casualty insurance proceeds. The terms of our Credit Agreements place restrictions on, among other things, and subject to certain exceptions, our ability to make certain restricted payments (including payments of dividends), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests in our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.

First Lien Credit Agreement

Amounts borrowed under the First Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus (w) for revolving loans, 2.50% per annum, and (x) for term loans, 4.74% per annum. LIBOR Loans bear interest at LIBOR plus (y) for revolving loans, 3.50% per annum, and (z) for term loans, 5.74% per annum, in each case, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in cash on the last day of each applicable interest period (with rolling 30-day interest periods) and on the Maturity Date. We are required to pay certain fees to the administrative agent for the account of the lenders in connection with the First Lien Credit Agreement, including an unused fee for the account of the revolving lenders, which will accrue (i) 0.35% per annum on the daily amount of the unused revolving commitments when that amount is greater than or equal to 50% of the aggregate amount of revolving commitments, and (ii) 0.25% when that amount is less than 50% of the aggregate amount of revolving commitments. Accrued and unpaid unused fees will be payable quarterly in arrears during the term of the First Lien Credit Agreement and on the Revolving Termination Date (or any earlier date of termination of the revolving commitments or reduction of the revolving commitments to zero).

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

Second Lien Credit Agreement

Amounts borrowed under the Second Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in kind on the last day of each applicable interest period (with rolling 30-day interest periods) by adding the accrued and unpaid amount thereof to the principal balance of the loans under the Second Lien Credit Agreement and then accruing interest on the increased principal amount (provided that after the discharge of our Senior Debt Obligations, interest will be paid in cash). We are required to pay certain fees to the administrative agent for the account of the lenders in connection with the Second Lien Credit Agreement.

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

Similar Terms of the Credit Agreements

Each of the Credit Agreements contains certain affirmative and negative covenants and other provisions, as described in detail below, which substantially align with those contained in the other Credit Agreements.

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

Each of the Credit Agreements also limits our ability, subject to certain exceptions, to make certain restricted payments (including payments of dividends and voluntary prepayments of certain indebtedness which includes, with respect to the First Lien Credit Agreement, voluntary prepayments under the Second Lien Credit Agreement), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate or sell all or substantially all of our assets or the equity interests in our subsidiaries, amend our organizational documents or material contracts, enter into transactions with affiliates, or enter into derivatives contracts. We are also prohibited from selling certain properties unless certain conditions are satisfied with respect to the terms of the sale agreement for such property or, in the case of Borrowing Base Properties, payment of certain release prices.

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

As of March 31, 2021, we were in compliance with all financial covenants under the Credit Agreements, several of which only come into effect on June 30, 2021.

Restructured Credit Agreements

Prior to completion of the Financial Restructuring, we had entered into three credit agreements: (1) the 2018 Credit Agreement, which included (a) the $375.0 million 2018 Revolving Facility (“Restructured Revolver”), and (b) the $300.0 million 2018 Term Loan Facility, (2) the $250.0 million 2014 7-Year Term Loan, and (3) the Bridge Credit Agreement. Throughout 2020, we entered into various amendments to the Restructured Credit Agreements. On August 11, 2020, we entered into the Bridge Credit Agreement which provided for up to $30.0 million of additional borrowings and an original maturity date of September 30, 2020. On September 30, 2020, we amended our Restructured Credit Agreements to, among other things, extend the maturity date of the Bridge Credit Agreement until October 31, 2020 and to provide for the ability to request additional commitments of up to $25.0 million under our Bridge Credit Agreement. The September 2020 amendments also eliminated the minimum liquidity requirement under each of the Restructured Credit Agreements. We also amended the Bridge Credit Agreement on October 16, 2020 to, among other things, increase the aggregate amount of commitments under the Bridge Credit Agreement by $25.0 million. As of November 1, 2020, we had borrowed $590.0 million available under the Restructured Credit Agreements, including $55.0 million under our Bridge Credit Agreement and the full $375.0 million under the 2018 Revolving Facility. The Restructured Credit Agreements contained certain affirmative and negative covenants, several of which were amended on March 30, 2020. Pursuant to amendments dated July 27, 2020, some of those covenants were suspended for the duration of the suspension period, as extended by the September 30, 2020 amendments. As such, the Restructured Credit Agreements, as amended, restricted our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. The filing of the chapter 11 cases constituted an event of default under the Restructured Credit Agreements. Upon our entry into the Credit Agreements, the Bridge Credit Agreement, the 7-Year Term Loan and the 2018 Credit Agreement were cancelled.

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$874.9	$852.6	$884.5	$873.2

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.1 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively.

The consolidated mortgage loans contain various customary default provisions. As of March 31, 2021, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

Mortgage Loan Activity

Woodland Amendment

On February 8, 2021, we entered into an amendment to our mortgage loan secured by the Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2021, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also (i) reduces the cap on guarantor liability for PREIT Associates, L.P. to $10.0 million; (ii) restricts the lenders from exercising their rights and remedies under the guaranty until December 10, 2022, unless there is a bankruptcy filing with respect to the borrowers or guarantor; (iii) adjusts the interest rate; (iv) provides for the pledge of additional collateral as security for the borrowers’ obligations (including the anchor parcel at Woodland Mall which was released as collateral from our senior secured credit facilities); and (v) requires the borrowers to pay to the lenders a $5.0 million remargin payment. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Forbearance Agreements

During 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned from four to six months. The repayment periods ranged from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also imposed certain additional informational reporting requirements during the applicable modification periods. As of March 31, 2021, we had repaid all principal and interest deferrals.

Valley View Mall

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we did not pay the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice was filed and operations of the property were assigned to a receiver in August 2020. See Note 2 for further detail.

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable will mature on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest will be deferred until at least August 2021. The Note Payable accrues interest at a rate of 1.00% per annum, and the interest will continue to accrue throughout the period the Note Payable is outstanding, or the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. The proceeds are included in “Accrued expenses and other liabilities” in our consolidated balance sheets. In April 2021 we submitted our forgiveness application.

5. CASH FLOW INFORMATION

Cash paid for interest was $16.3 million and $14.9 million for the three months ended March 31, 2021 and 2020, respectively, net of amounts capitalized of $0.1 million and $0.9 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. We had no borrowings or repayments on our First Lien Revolving Facility for the three months ended March 31, 2021. Aggregate borrowings on our Restructured Revolver were $34.0 million for the three months ended March 31, 2020 with no paydowns.

Accrued construction costs increased by $0.3 million and decreased by $5.3 million for the three months ended March 31, 2021 and 2020, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of March 31, 2021 and 2020.

	March 31,
(in thousands of dollars)	2021	2020
Cash and cash equivalents	$44,637	$5,351
Restricted cash included in other assets	9,279	6,247
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$53,916	$11,598

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

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the occurrence of the hedged forecasted transactions was no longer probable during the hedged time period due to the Financial Restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining thirteen interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

During the three months ended March 31, 2021 we had three designated swaps mature. As of March 31, 2021, we had ten total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $10.3 million will be reclassified as an increase to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the three months ended March 31, 2021 we had four non-designated swaps mature. As of March 31, 2021, we had seven total derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of March 31, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of March 31, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing in December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of March 31, 2021 and December 31, 2020 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at March 31, 2021 (in millions of dollars)	Aggregate Fair Value at March 31, 2021 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2020 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2021	$139.8	$(2.1)	$(3.0)	2.29%
2023	300.0	(15.1)	(17.2)	2.70%
Non-designated Hedges
Interest Rate Swaps
2021	175.0	(2.2)	(3.1)	1.85%
Total	$614.8	$(19.4)	$(23.3)	2.36%

(1)

As of March 31, 2021 and December 31, 2020, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$0.2	$(20.1)	$2.4	$0.4

	Three Months Ended March 31,
(in millions of dollars)	2021	2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(30.7)	$(16.9)
Amount of (loss) gain reclassified from accumulated other comprehensive income into interest expense	$2.4	$0.4

The impact of our non-designated swaps resulted in a loss of approximately $40 thousand for the three months ended March 31, 2021, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of March 31, 2021, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2021, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $19.4 million. If we had breached any of the default provisions in these agreements as of March 31, 2021, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $21.6 million. We had not breached any of these provisions as of March 31, 2021.

7. LEASES

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended March 31,
	2021				2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$202	$—	$—	$202	$204	$—	$—	$204
Interest on lease liabilities	63	—	—	63	79	—	—	79
Operating lease costs	—	436	311	747	—	436	342	778
Variable lease costs	—	45	63	108	—	43	43	86
Total lease costs	$265	$481	$374	$1,120	$283	$479	$385	$1,147

Other information related to leases as of and for the three months ended March 31, 2021 and 2020 are as follows:

(in thousands of dollars)	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$63	$70
Operating cash flows used for operating leases	$552	$492
Financing cash flows used for finance leases	$184	$173
Weighted average remaining lease term-finance leases (months)	83	95
Weighted average remaining lease term-operating leases (months)	296	306
Weighted average discount rate-finance leases	4.35%	4.37%
Weighted average discount rate-operating leases	6.44%	6.43%

Future payments against lease liabilities as of March 31, 2021 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
April 1 to December 31, 2021	$742	$1,992	$2,734
2022	988	2,560	3,548
2023	983	2,514	3,497
2024	949	2,429	3,378
2025	929	2,341	3,270
Thereafter	2,072	51,138	53,210
Total undiscounted lease payments	6,663	62,974	69,637
Less imputed interest	(920)	(32,948)	(33,868)
Total lease liabilities	$5,743	$30,026	$35,769

As Lessor

As of March 31, 2021, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
April 1 to December 31, 2021	$141,799
2022	173,559
2023	153,082
2024	130,665
2025	104,533
Thereafter	283,669
$987,307

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $9.4 million, including $4.8 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of March 31, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $20.5 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.38 per share, $1.35 per share and $1.29 per share, respectively.

Property Damage from Natural and Other Disasters

During the three months ended March 31, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the three months ended March 31, 2020 as a result of the power outage and subsequently received recoveries of $0.6 million in April 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.8 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Our primary business is owning, operating and redeveloping shopping malls, which we do primarily through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have increased the portion of our mall properties that are leased to non-traditional mall tenants, including life sciences, healthcare, supermarkets and self-storage facilities.

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

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. It remains highly uncertain how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will last based on the emergence of new strains of the virus and the current virus spread rate in the United States, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the first quarter of 2021. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines, including in response to new variants. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur.

All of our properties have remained open since the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. As of March 31, 2021, we had cash receipts of 81% of billed first quarter 2021 rents, an increase from cash receipts of 73% and 61% of billed rents as of the end of each of the fourth and third quarters of 2020, respectively. Including collections of prior quarters rents, we collected 119% of our billed first quarter 2021 rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing and widespread availability, acceptance, and efficacy of vaccines, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any relaxation of current restrictions, all of which could vary by geographic region in which our properties are located. In the first quarter of 2021, we experienced further uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if these restrictions have been relaxed at all, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

Net loss for the three months ended March 31, 2021 was $44.0 million compared to net loss of $13.5 million for the three months ended March 31, 2020. This $30.5 million increase in net loss was primarily due to: (a) a decrease in real estate revenue of $8.7 million resulting from the ongoing impact of COVID-19 on our tenants; (b) an increase in general and administrative expenses of $1.1 million; (c) an increase in interest expense of $13.9 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) a decrease in equity partnership income of $4.3 million due to the same reasons as described above; and (e) a non-recurring gain on sale of real estate of $2.0 million, which had a favorable impact on the prior year period; partially offset by lower depreciation and amortization expense of $0.4 million.

We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. Due to the nature of our operating properties, which involve retail shopping, dining and entertainment, we have concluded that our individual properties have similar economic characteristics and meet all other aggregation criteria. Accordingly, we have aggregated our individual properties into one reportable segment. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in early 2020 and continuing in 2021.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2021 (through March 31, 2021)
Consolidated properties	3	8	329,660	$1,384	3	11,507	$280
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	3	9	333,706	$1,441	4	15,553	$337
2020 (Full Year)
Consolidated properties	17	91	2,068,153	$18,604	39	389,696	$6,771
Unconsolidated properties	18	31	468,164	3,747	13	162,378	2,093
Total	23	122	2,536,317	$22,351	52	552,074	$8,865

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.
(2)	Gross Leasable Area (“GLA”) in square feet.

(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2021.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In the first quarter of 2020, Dick’s Sporting Goods at Valley Mall opened and at Plymouth Meeting Mall, we opened Michael’s in 2020 and Shake Shack in 2021.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants, including life sciences, healthcare, supermarkets and self-storage facilities. Approximately 28% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. This initiative has slowed down due to the impacts of the COVID-19 pandemic. Some of these changes may result in the redevelopment of all or a portion of our properties. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $44.2 million as of March 31, 2021.

As of March 31, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $9.4 million, including $4.8 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

In January 2018, we and Macerich entered into a $250.0 million term loan (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as the lender, prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment qualifies as a variable interest entity and would continue to be accounted for under the equity method of accounting.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii)

mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

We also own one development property, but we do not expect to make any significant investment at this property in the short term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the unaudited consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2021 and 2020, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of March 31, 2021, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Developments

See Note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than (i) the partnerships described in Note 3 to our unaudited consolidated financial statements and in the “Overview” section above, (ii) unaccrued contractual commitments related to our capital improvement and development projects at our consolidated and unconsolidated properties, and (iii) specifically with respect to our joint venture formed with Macerich, our operating partnership, PREIT Associates, has jointly and severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our unaudited consolidated financial statements), which currently has $201.0 million outstanding (our share of which is $100.5 million). If our Fashion District Philadelphia joint venture were unable to satisfy its obligations under the FDP Term Loan and we were required to satisfy its payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. The FDP Term Loan balance will become due in 2023.

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended March 31, 2021 was $44.0 million compared to net loss of $13.5 million for the three months ended March 31, 2020. This $30.5 million increase in net loss was primarily due to: (a) a decrease in real estate revenue of $8.7 million resulting from the ongoing impact of COVID-19 on our tenants; (b) an increase in general and administrative expenses of $1.1 million; (c) an increase in interest expense of $13.9 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) a decrease in equity partnership income of $4.3 million due to the same reasons as described above; and (e) a non-recurring gain on sale of real estate of $2.0 million, which had a favorable impact on the prior year period; partially offset by lower depreciation and amortization expense of $0.4 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2021 and 2020:

	Occupancy(1) at March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2021	2020	2021	2020	2021	2020
Retail portfolio weighted average (3):
Total excluding anchors	86.0%	89.1%	80.3%	82.3%	84.3%	87.2%
Total including anchors	87.5%	90.0%	81.4%	85.7%	86.0%	89.0%
Core Malls weighted average: (4)
Total excluding anchors	87.9%	90.8%	79.3%	86.2%	87.0%	90.3%
Total including anchors	89.5%	93.2%	85.7%	90.6%	89.2%	92.9%
(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties including Fashion District Philadelphia.
(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2021:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	26	64,414	6.1	$44.84	N/A	N/A	N/A	N/A	$5.00
Over 10k sf	4	176,946	21.4	8.21	N/A	N/A	N/A	N/A	0.64
Total New Leases	30	241,360	17.3	$17.99	N/A	N/A	N/A	N/A	$1.06

Renewal Leases
Under 10k sf	72	122,341	4.2	$69.17	$75.06	$(5.89)	(7.8%)	(1.7%)	$-
Over 10k sf	2	38,131	5.0	16.01	16.03	(0.02)	(0.1%)	0.2%	-
Total Fixed Rent	74	160,472	4.4	56.54	61.03	(4.49)	(7.4%)	(1.6%)	-
Total Percentage in Lieu	37	151,276	1.5	23.55	24.22	(0.68)	(2.8%)	N/A	-
Total Renewal Leases	111	311,748	3.0	40.53	$43.17	$(2.64)	(6.1%)	N/A	$-
Total Non Anchor (4)	141	553,108	9.2	$30.69

Anchor
New Leases	1	104,107	10.0	$2.40	$-	$-	N/A	N/A	$0.48
Renewal Leases	3	482,475	4.5	3.91	$3.95	$(0.04)	(1.0%)	N/A	-
Total	4	586,582	5.9	$3.64
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
(4)

Includes 11 leases and 44,197 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		% Change 2020 to 2021
(in thousands of dollars)	2021	2020
Real estate revenue	$65,278	$73,950	(11.7)%
Property operating expenses	(33,159)	(32,537)	1.9%
Other income	125	293	(57.3)%
Depreciation and amortization	(29,839)	(30,269)	(1.4)%
General and administrative expenses	(11,831)	(10,695)	10.6%
Provision for employee separation expenses	(92)	(73)	26.0%
Project costs and other expenses	(101)	(95)	6.3%
Interest expense, net	(30,731)	(16,858)	82.3%
Reorganization expenses	(197)	-	0.0%
Equity in (loss) income of partnerships	(3,433)	819	(519.2)%
Gain on sales of real estate, net	-	1,962	(100.0)%
Loss on sales of interests in non operating real estate	-	(46)	(100.0)%
Net loss	$(43,980)	$(13,549)	224.6%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in (loss) income of partnerships.”

Real Estate Revenue

We include all rental income earned pursuant to tenant leases under the “Lease revenue” line item in the consolidated statements of operations. Utility reimbursements are presented separately in “Expense reimbursements.” We review the collectability of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including the tenant’s operating performance. For any tenant receivable balance deemed to be uncollectible, we record an offset for credit losses directly to Lease revenue in the consolidated statements of operations.

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Contractual lease payments:
Base rent	$45,918	$51,048
CAM reimbursement income	8,359	10,168
Real estate tax income	6,944	8,496
Percentage rent	(12)	19
Lease termination revenue	36	9
	61,245	69,740
Less: credit losses	(1,337)	(2,019)
Lease revenue	59,908	67,721
Expense reimbursements	3,899	4,305
Other real estate revenue	1,471	1,924
Total real estate revenue	$65,278	$73,950

Real Estate Revenue

Real estate revenue decreased by $8.7 million, or 12%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to:

•

a decrease of $3.7 million in same store base rent due to a $1.9 million decrease related to tenant bankruptcies in 2020 and 2021 and a $1.8 million decrease from net new store openings and lease modifications over the previous twelve months;

•

a decrease of $2.1 million at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and COVID-19 related store closures and lease modifications at Exton Square Mall;

•

a decrease of $1.5 million in same store common area expense reimbursements primarily related to bankruptcies and COVID-19 related store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;

•

a decrease of $1.4 million in same store real estate tax reimbursements due to bankruptcy’s and COVID-19 related store closings and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”);

•	a decrease of $0.4 million in same store other real estate revenue including $0.2 million in partnership marketing revenues; and

•	a decrease of $0.3 million in same store utility reimbursements due to lower occupancy at some properties; partially offset by

•	a decrease of $0.7 million in same store credit losses due to decreased accounts receivable balances from the resolution of COVID-19 related issues with tenants across our portfolio.

Property Operating Expenses

Property operating expenses increased by $0.6 million, or 2%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to:

•

an increase of $1.2 million in same store common area maintenance expense, including a $1.1 million increase in snow removal expense due to higher snowfall amounts during the three months ending March 31, 2021 across the Mid-Atlantic States where many of our properties are located;

•	an increase of $0.2 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates; and

•	an increase of $0.2 million in same store property legal expense; partially offset by

•

a decrease of $0.6 million at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property; and

•	a decrease of $0.4 million in same store real estate tax expense due to a decrease in the real estate tax assessment value at some properties.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.4 million, or 1%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to:

•

a decrease of $0.4 million at non-same store properties Exton Square Mall and Valley View due to the derecognition of Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property.

General and administrative expenses

General and administrative expenses increased by $1.1 million, or 10.6%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher incentive compensation expenses and professional fees incurred in 2021 related to finalizing our Financial Restructuring.

Interest expense

Interest expense increased by $13.9 million, or 82.3%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 5.7% for the three months ended March 31, 2021 compared to 4.2% for the three months ended March 31, 2020. Our weighted average debt balance was $1,864.4 million for the three months ended March 31, 2021, compared to $1,714.2 million for the three months ended March 31, 2020.

Reorganization Expenses

For the three months ended March 31, 2021, we incurred costs and fees of $0.2 million in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Equity in (loss) income of partnerships

Equity in (loss) income of partnerships was a loss in the three months ended March 31, 2021 compared to income in the prior year period, reflecting a change of $4.3 million, or 519.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to lower real estate revenues across all of our partnership properties due to COVID-19 and higher property operating expense and higher interest expense primarily at Fashion District Philadelphia.

Gain on sales of real estate

In January 2020, we completed the sale of an outparcel at Woodland Mall in Grand Rapids, Michigan for total consideration of $5.2 million. In March 2020, we completed the sale of two outparcels at Magnolia Mall in Florence, South Carolina for total consideration of $2.9 million. In connection with the March sale, we recorded a gain of $2.0 million. There were no gains on sales of real estate in the three months ended March 31, 2021.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, provision for employee separation expenses, project costs and other expenses, interest expense, reorganization expenses, equity in loss/income of partnerships, gain/loss on sale of real estate and gain/loss on sales of non-operating real estate.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Net loss	$(43,980)	$(13,549)
Other income	(125)	(293)
Depreciation and amortization	29,839	30,269
General and administrative expenses	11,831	10,695
Provision for employee separation expenses	92	73
Project costs and other expenses	101	95
Interest expense, net	30,731	16,858
Reorganization expenses	197	-
Equity in loss (income) of partnerships	3,433	(819)
Gain on sales of real estate, net	-	(1,962)
Loss on sales of non-operating real estate	-	46
NOI from consolidated properties	$32,119	$41,413

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of dollars)	2021	2020
Equity in (loss) income of partnerships	$(3,433)	$819
Other income	-	(14)
Depreciation and amortization	3,187	3,610
Interest and other expenses	5,288	3,029
NOI from equity method investments at ownership share	$5,042	$7,444

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$32,707	$40,430	$(588)	$983	$32,119	$41,413
NOI from equity method investments at ownership share	5,060	7,435	(18)	9	5,042	7,444
Total NOI	37,767	47,865	(606)	992	37,161	48,857
Less: lease termination revenue	36	9	-	-	36	9
Total NOI excluding lease termination revenue	$37,731	$47,856	$(606)	$992	$37,125	$48,848

Total NOI decreased by $11.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to (a) a $10.1 million decrease in Same Store NOI and (b) a decrease of $1.6 million in Non Same Store NOI. The decrease in Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses”. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and derecognition of Valley View Mall in the third quarter of 2020. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2021 and 2020, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net loss that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as provision for employee separation expense, gain on hedge ineffectiveness and reorganization expenses.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net loss	$(43,980)	$(13,549)
Depreciation and amortization on real estate:
Consolidated properties	29,491	29,944
PREIT’s share of equity method investments	3,187	3,610
Gain on sales of interest in real estate, net	—	(1,962)
Preferred share dividends declared and paid (1)	—	(6,844)
Funds from operations attributable to common shareholders and OP Unit holders	(11,302)	11,199
Provision for employee separation expense	92	73
Gain on hedge ineffectiveness	(1,303)	—
Reorganization expenses	197	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(12,316)	$11,272
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.14)	$0.14
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.15)	$0.14
Weighted average number of shares outstanding	77,647	76,774
Weighted average effect of full conversion of OP Units	1,976	2,023
Effect of common share equivalents	691	520
Total weighted average shares outstanding, including OP Units	80,314	79,317

(1)  Does not include the impact of $6.8 million of accrued, undeclared and unpaid preferred share dividends for the three months ended March 31, 2021. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was negative $11.3 million for the three months ended March 31, 2021, a decrease of $22.5 million, or 200.9%, compared to $11.2 million for the three months ended March 31, 2020. This decrease was primarily due to:

•

a $7.7 million decrease in Same Store NOI primarily due to a decrease in net new store openings and lease modifications over the previous twelve months, along with associated rent abatements and reduced percent of sales revenue coupled with additional tenant bankruptcies in 2020 and 2021;

•

a $1.6 million decrease in Non Same Store NOI primarily due to the derecognition of Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and COVID-19 related store closures and lease modifications at Exton Square Mall;

•	a $1.1 million increase in general and administrative expense primarily due to higher incentive compensation and costs associated with finalizing our financial restructuring;
•	a $13.9 million increase in net interest expense; and
•	a $4.3 million decrease in equity in (loss) income of partnerships; partially offset by
•	a decrease in preferred share dividends declared and paid of $6.8 million, as a result of our us not declaring preferred dividends.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.14) and $0.14 for the three months ended March 31, 2021 and 2020, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.15) and $0.14 for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled

“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $9.4 million related to our capital improvements and development projects in 2021. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $75.2 million as of March 31, 2021. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. During 2020 and through the end of the first quarter of 2021, we executed agreements of sale for five land parcels for anticipated multifamily development and one land parcels for anticipated hotel development that are expected to provide an aggregate of up to approximately $89.7 million in proceeds, which will primarily be used to repay amounts outstanding under our Credit Agreements. These agreements include the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty.

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

In addition, we are continuing to monitor the COVID-19 pandemic and the related restrictions and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. Thus far, the pandemic and the actions taken to address it and the related overall worsening of economic conditions have had an adverse effect on our business, operations, liquidity and financial condition.

As of March 31, 2021, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020 and the first quarter of 2021 and its impact is expected to continue through future periods. As of March 31, 2021, we had cash receipts of 81% of billed first quarter 2021 rents, an increase from cash receipts of 73% and 61% of billed rents as of the end of each of the fourth and third quarters of 2020, respectively. Including collections of prior quarters’ rents, we collected 119% of our billed first quarter 2021 rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

Credit Agreements

We have entered into two secured credit agreements (collectively, as amended, the “Credit Agreements”): (a) the First Lien Credit Agreement, which, as described in more detail below, includes (i) the $130.0 million First Lien Revolving Facility, and (ii) the $384.5 million First Lien Term Loan Facility, and (b) the Second Lien Credit Agreement, which, as described in more detail below, includes the $535.2 million Second Lien Term Loan Facility. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing credit agreements in effect prior to the effective date, including our secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement”).

As of March 31, 2021, we had borrowed $933.6 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2021 is net of $11.9 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of December 31, 2020 was $75.2 million.

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

First Lien Credit Agreement

On December 10, 2020, we entered into an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”).

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

Second Lien Credit Agreement

On December 10, 2020, we also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wells Fargo Bank and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”).

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

On April 13, 2021, we entered into Agency Resignation, Appointment, Acceptance and Waiver Agreements pursuant to which Wells Fargo Bank resigned as Administrative Agent and Wilmington Savings Fund Society, FSB was appointed successor Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no successor letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the Credit Agreements.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

Preferred Shares

We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days’ notice, we may redeem any or all of the Series B Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. We may not redeem the Series C Preferred Shares and the Series D Preferred Shares before January 27, 2022 and September 15, 2022, respectively, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series C and Series D Preferred Shares, respectively. On and after January 27, 2022 and September 15, 2022, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurs at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of March 31, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $20.5 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.38 per share, $1.35 per share and $1.29 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On February 8, 2021, we entered into an amendment to our mortgage loan secured by the Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2021, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also (i) reduces the cap on guarantor liability for PREIT Associates, L.P. to $10.0 million; (ii) restricts the lenders from exercising their rights and remedies under the guaranty until December 10, 2022, unless there is a bankruptcy filing with respect to the borrowers or guarantor; (iii) adjusts the interest rate; (iv) provides for the pledge of additional collateral as security for the borrowers’ obligations (including the anchor parcel at Woodland Mall which was released as collateral from our senior secured credit facilities); and (v) requires the borrowers to pay to the lenders a $5.0 million remargin payment. We capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of March 31, 2021, we had repaid all principal and interest deferrals.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and have recorded the mortgage balance and an offsetting contract asset on our consolidated balance sheets as of March 31, 2021 and December 31, 2020, both of which will be eliminated when the property foreclosure sale is completed.

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at March 31, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at March 31, 2021. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.13% at March 31, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.81% at March 31, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of March 31, 2021:

(in thousands of dollars)	Total	Remainder of 2021	2022-2023	2024-2025
Principal payments	$46,803	$15,942	$20,050	$10,811
Balloon payments	829,182	208,548	409,288	211,346
Total	875,985	$224,490	$429,338	$222,157
Less: unamortized debt issuance costs	1,059
Carrying value of mortgage notes payable	$874,926

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2021 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2021		2022-2023		2024-2025	Thereafter
Mortgage loans	$875,985	$224,490	(1)	$429,338		$222,157	$—
Term Loans	1,013,821	—		1,013,821	(2)	—	—
First Lien Revolving Facility	54,830	—		54,830		—	—
Interest on indebtedness(3)	126,227	49,602		61,302		15,323	—
Operating leases	10,136	694		1,905		1,667	5,870
Ground leases	52,838	1,298		3,168		3,103	45,269
Finance leases	6,663	742		1,971		1,878	2,072
Development and redevelopment commitments(4)	9,416	9,416		—		—	—
Total	$2,149,916	$286,242		$1,566,335		$244,128	$53,211
(1)	The 2021 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of March 31, 2021. We do not expect to pay the principal balance remaining.
(2)

Includes our First Lien Term Loan of $384.1 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $629.7 million, which includes estimated capitalized PIK interest based on current interest rates.

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

Interest Rate Derivative Agreements

As of March 31, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of March 31, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing on various dates through December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

During the three months ended March 31, 2021 we had three designated swaps mature. As of March 31, 2021, we had 10 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $10.3 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the three months ended March 31, 2021 we had four non-designated swaps mature. As of March 31, 2021, we had seven total derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $16.2 million for the three months ended March 31, 2021 compared to net cash provided by operating activities of $14.4 million for the three months ended March 31, 2020. This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the current year first quarter, which are included in change in other assets in our statement of cash flows.

Cash flows used in investing activities were $3.0 million for the three months ended March 31, 2021 compared to cash flows used in investing activities of $28.8 million for the three months ended March 31, 2020. Cash flows used in investing activities for the three months ended March 31, 2021 included $1.0 million of additions to construction in progress and $1.9 million of investments in real estate improvements.

Cash flows used in investing activities for the three months ended March 31, 2020 included $8.0 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $20.2 million, investments in partnerships of $9.3 million (primarily at Fashion District Philadelphia), and real estate improvements of $2.4 million (primarily related to ongoing improvements at our properties).

Cash flows used in financing activities were $10.6 million for the three months ended March 31, 2021 compared to cash flows provided by financing activities of $6.4 million for the three months ended March 31, 2020. Cash flows used in financing activities for the three months ended March 31, 2021 included $9.5 million of principal payments on mortgage loans, along with $0.3 million of deferred financing costs paid for our Woodland Mall mortgage extension. We also had $0.6 million of shares retired under our equity compensation plan, net of shares issued.

Cash flows used in financing activities for the first three months of 2020 included aggregate dividends and distributions of $23.7 million, and principal installments on mortgage loans of $3.5 million, partially offset by $34.0 million of net borrowings under our 2018 Revolving Facility.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate over our two year policy term. See our Annual Report on Form 10-K for the year ended December 31, 2020, in the section entitled “Item 1A. Risk Factors— Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. Our malls and our other operating properties face competition from similar retail, destination dining and entertainment centers, including more recently developed or renovated centers that are near our properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

If we seek to make acquisitions, competitors (such as institutional investors, other REITs and other owner-operators of retail properties) might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in 2020 and 2021.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•	the effectiveness of our financial restructuring and any additional strategies that we may employ to address our liquidity and capital resources in the future;
•	our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;
•	the COVID-19 global pandemic and the public health and governmental response, which have and may continue to exacerbate many of the risks listed herein;
•	changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2021, our consolidated debt portfolio consisted of $874.9 million of fixed and variable rate mortgage loans (net of debt issuance costs), $54.8 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $384.1 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.2%, and $549.5 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at March 31, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at March 31, 2021. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 3.13% at March 31, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.81% at March 31, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2021	$38,996	4.00%	$185,494		3.59%
2022	302,729	3.96%	1,055,376	(2)	7.35%
2023	59,697	3.99%	—		—
2024	6,405	4.03%	—		—
2025 and thereafter	215,752	4.04%	—		—

(1)	Based on the weighted average interest rates in effect as of March 31, 2021 and does not include the effect of our interest rate swap derivative instruments as described below.
(2)	Includes term loan debt of $933.6 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.57% as of March 31, 2021.

As of March 31, 2021, we had $1,240.9 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of March 31, 2021, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.36% on a notional amount of $614.8 million, maturing on various dates through May 2023. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2021 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $33.0 million at March 31, 2021. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $14.0 million at March 31, 2021. Based on the variable rate debt included in our debt portfolio at March 31, 2021, a 100 basis point increase in interest rates would have resulted in an additional $6.3 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $6.3 million annually.

Because the information presented above includes only those exposures that existed as of March 31, 2021, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness in our internal control over financial reporting which we identified and previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020: (i) attracting and retaining sufficient personnel with requisite financial expertise, (ii) the assessment of the risk of fraud, including risks of management override of controls and proper segregation of duties, and (iii) assessing changes in the external environment and the potential impact of those changes on the design, operating effectiveness and monitoring of internal controls over financial reporting.

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

Management is continuing the process of implementing and monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Management believes our planned remedial efforts will effectively remediate the identified material weakness, but remediation will only be deemed complete after the applicable remedial controls operate for a sufficient period of time and management is able to conclude, through testing, that the controls are operating effectively. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address control deficiencies or determine it necessary to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Other than the material weakness identified in the fourth quarter of 2020, and designing changes intended to remediate the material weakness, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the normal course of business, we have become and might in the future become involved in legal actions relating to our business, including but not limited to commercial disputes, rent collection actions and other matters related to the ownership and operation of our properties and the properties that we manage for third parties. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on our consolidated financial position or results of operations.

On November 1, 2020, we and certain of our wholly owned subsidiaries commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under the caption In re Pennsylvania Real Estate Investment Trust, et al. and filed our prepackaged chapter 11 plan of reorganization with the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order confirming the Plan. The Plan became effective and we subsequently emerged from bankruptcy on December 10, 2020. The final decree closing the bankruptcy case was entered by the Bankruptcy Court on March 11, 2021. Refer to Note 1 to our unaudited consolidated financial statements —Financial Restructuring for a detailed description of these matters.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended March 31, 2021.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of May 7, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $20.5 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.38 per share, $1.35 per share and $1.29 per share, respectively.

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

10.2*

Agency Resignation, Appointment, Acceptance and Waiver Agreement, dated as of April 13, 2021, among Wells Fargo Bank, National Association, Wilmington Savings Fund Society, FSB, PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and certain other financial institutions party thereto, relating to the First Lien Credit Agreement.

10.3*

Agency Resignation, Appointment, Acceptance and Waiver Agreement, dated as of April 13, 2021, among Wells Fargo Bank, National Association, Wilmington Savings Fund Society, FSB, PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and certain other financial institutions party thereto, relating to the Second Lien Credit Agreement.

10.4+

Amendment No. 1 to Pennsylvania Real Estate Investment Trust Amended and Restated 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 5, 2021, is incorporated herein by reference.

10.5+*	2021-2023 Equity Award Program.

10.6+*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

10.7+*	Form of Performance Share Unit and Dividend Equivalent Rights Award Agreement.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 7, 2021
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

		By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer