Form 10-Q
period 2021-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2021-08-06
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 4, 2021, 80,205,329 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
(in thousands, except per share amounts)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,171,551	$3,168,536
Construction in progress	43,571	46,285
Land held for development	5,516	5,516
Total investments in real estate	3,220,638	3,220,337
Accumulated depreciation	(1,361,137)	(1,308,427)
Net investments in real estate	1,859,501	1,911,910
INVESTMENTS IN PARTNERSHIPS, at equity:	23,576	27,066
OTHER ASSETS:
Cash and cash equivalents	38,794	43,309
Tenant and other receivables	37,846	54,532
Intangible assets (net of accumulated amortization of $19,896 and $19,187 at June 30, 2021 and December 31, 2020, respectively)	10,683	11,392
Deferred costs and other assets, net	124,732	127,593
Assets held for sale	4,925	1,384
Total assets	$2,100,057	$2,177,186
LIABILITIES:
Mortgage loans payable, net	$861,899	$884,503
Term Loans, net	934,588	908,473
Revolving Facilities	54,830	54,830
Tenants’ deposits and deferred rent	9,776	8,899
Distributions in excess of partnership investments	72,390	76,586
Fair value of derivative instruments	16,227	23,292
Accrued expenses and other liabilities	85,632	93,663
Total liabilities	2,035,342	2,050,246
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $92,610 and $89,430 at June 30, 2021 and December 31, 2020, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $184,920 and $178,710 at June 30, 2021 and December 31, 2020, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $133,594 and $129,297 at June 30, 2021 and December 31, 2020, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 79,260 and 79,537 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	79,260	79,537
Capital contributed in excess of par	1,773,877	1,771,777
Accumulated other comprehensive loss	(15,475)	(20,620)
Distributions in excess of net income	(1,766,981)	(1,699,638)
Total equity – Pennsylvania Real Estate Investment Trust	70,835	131,210
Noncontrolling interest	(6,120)	(4,270)
Total equity	64,715	126,940
Total liabilities and equity	$2,100,057	$2,177,186

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
REVENUE:
Real estate revenue:
Lease revenue	$68,112	$52,119	$128,020	$119,840
Expense reimbursements	3,887	2,976	7,786	7,280
Other real estate revenue	1,957	1,543	3,428	3,467
Total real estate revenue	73,956	56,638	139,234	130,587
Other income	162	131	288	424
Total revenue	74,118	56,769	139,522	131,011
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(25,661)	(25,213)	(53,492)	(52,730)
Utilities	(2,860)	(2,519)	(5,824)	(5,442)
Other property operating expenses	(2,244)	(1,775)	(4,608)	(3,872)
Total property operating expenses	(30,765)	(29,507)	(63,924)	(62,044)
Depreciation and amortization	(29,686)	(30,908)	(59,525)	(61,177)
General and administrative expenses	(13,535)	(10,569)	(25,366)	(21,264)
Provision for employee separation expenses	(149)	(1,040)	(240)	(1,113)
Insurance recoveries, net	670	586	670	586
Project costs and other expenses	(77)	(66)	(179)	(161)
Total operating expenses	(73,542)	(71,504)	(148,564)	(145,173)
Interest expense, net	(31,978)	(17,182)	(62,709)	(34,040)
Gain on debt extinguishment, net	4,587	—	4,587	—
Impairment of assets	(1,302)	—	(1,302)	—
Reorganization expenses	(69)	—	(267)	—
Total expenses	(102,304)	(88,686)	(208,255)	(179,213)
Loss before equity in income (loss) of partnerships, gain on sales of real estate by equity method investee, (loss) gain on sales of real estate, net, and loss on sales of interests in non operating real estate	(28,186)	(31,917)	(68,733)	(48,202)
Equity in income (loss) of partnerships	2,433	(358)	(1,000)	461
Gain on sales of real estate by equity method investee	1,347	—	1,347	—
(Loss) gain on sales of real estate, net	(974)	9,300	(974)	11,263
Loss on sales of interests in non operating real estate	—	(144)	—	(190)
Net loss	(25,380)	(23,119)	(69,360)	(36,668)
Less: net loss attributable to noncontrolling interest	783	746	2,017	1,262
Net loss attributable to PREIT	(24,597)	(22,373)	(67,343)	(35,406)
Less: cumulative preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss attributable to PREIT common shareholders	$(31,441)	$(29,217)	$(81,031)	$(49,094)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(25,380)	$(23,119)	$(69,360)	$(36,668)
Noncontrolling interest	783	746	2,017	1,262
Cumulative preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Dividends on unvested restricted shares	—	(13)	—	(363)
Net loss used to calculate loss per share—basic and diluted	$(31,441)	$(29,230)	$(81,031)	$(49,457)
Basic and diluted loss per share:	$(0.40)	$(0.38)	$(1.04)	$(0.64)

(in thousands of shares)
Weighted average shares outstanding—basic	78,144	77,269	77,896	77,021
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	78,144	77,269	77,896	77,021

(1)

The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2021 and 2020. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Comprehensive loss:
Net loss	$(25,380)	$(23,119)	$(69,360)	$(36,668)
Unrealized gain (loss) on derivatives	2,668	(52)	5,269	(19,803)
Amortization of settled swaps	2	65	5	70
Total comprehensive loss	(22,710)	(23,106)	(64,086)	(56,401)
Less: comprehensive loss attributable to noncontrolling interest	718	1,241	1,888	2,263
Comprehensive loss attributable to PREIT	$(21,992)	$(21,865)	$(62,198)	$(54,138)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Six Months Ended

June 30, 2021 and 2020

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$79,537	$1,771,777	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive income	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plan, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	$86,238	$35	$69	$50	$79,260	$1,772,728	$(18,080)	$(1,742,384)	$(5,440)
Net loss	(25,380)	—	—	—	—	—	—	(24,597)	(783)
Other comprehensive income	2,670	—	—	—	—	—	2,605	—	65
Amortization of deferred compensation	1,149	—	—	—		1,149	—	—	—
Other changes in noncontrolling interest, net	38	—	—	—	—	—	—	—	38
Balance June 30, 2021	$64,715	$35	$69	$50	$79,260	$1,773,877	$(15,475)	$(1,766,981)	$(6,120)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313
Net loss	(23,119)	—	—	—	—	—	—	(22,374)	(745)
Other comprehensive income (loss)	12	—	—	—	—	—	508	—	(496)
Shares issued under employee compensation plans, net of shares retired	114	—	—	—	620	(506)	—	—	—
Amortization of deferred compensation	1,670	—	—	—	—	1,670	—	—	—
Dividends paid to common shareholders ($0.02 per share)	(1,589)	—	—	—	—	—	—	(1,589)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(40)	—	—	—	—	—	—	—	(40)
Other changes in noncontrolling interest, net	—	—	—	—	—	—	—	—	—
Balance June 30, 2020	$342,169	$35	$69	$50	$79,460	$1,768,339	$(31,288)	$(1,475,528)	$1,032

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2021	2020
Cash flows from operating activities:
Net loss	$(69,360)	$(36,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	56,048	57,072
Amortization	4,475	6,084
Straight-line rent adjustments	74	(1,364)
Amortization of deferred compensation	2,469	3,294
Gain on debt extinguishment, net	(4,587)	—
Paid-in-kind interest	23,406	—
Gain on hedge ineffectiveness	(1,797)	—
Loss (gain) on sales of interests in real estate and non-operating real estate, net	974	(11,073)
Equity in loss (income) of partnerships	1,000	(461)
Gain on sales of real estate by equity method investee	(1,347)	—
Cash distributions from partnerships	—	845
Impairment of real estate assets	1,302	—
Change in assets and liabilities:
Net change in other assets	20,119	(18,859)
Net change in other liabilities	1,904	(2,596)
Net cash provided by (used in) operating activities	34,680	(3,726)
Cash flows from investing activities:
Cash proceeds from sales of real estate	828	21,922
Investments in real estate improvements	(9,332)	(15,941)
Additions to construction in progress	(5,320)	(29,670)
Investments in partnerships	(557)	(18,060)
Capitalized leasing costs	(25)	(150)
Additions to leasehold improvements and corporate fixed assets	(30)	(4,735)
Net cash used in investing activities	(14,436)	(46,634)
Cash flows from financing activities:
Net borrowings under the Restructured Revolver	—	120,000
Net repayments to term loans	(826)	(6,000)
Repayments of finance lease liabilities	(341)	(321)
Proceeds from notes payable	—	4,536
Repayments of mortgage loans	(135,155)	—
Proceeds from mortgage loans	127,685	—
Principal installments on mortgage loans	(14,689)	(6,410)
Payment of deferred financing costs	(902)	(35)
Value of shares of beneficial interest issued	—	538
Dividends paid to common shareholders	—	(18,081)
Dividends paid to preferred shareholders	—	(13,688)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	—	(451)
Value of shares retired under equity incentive plans, net of shares issued	(647)	(466)
Net cash (used in) provided by financing activities	(24,875)	79,622
Net change in cash, cash equivalents, and restricted cash	(4,631)	29,262
Cash, cash equivalents, and restricted cash, beginning of period	51,231	19,629
Cash, cash equivalents, and restricted cash, end of period	$46,600	$48,891

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2021, our portfolio consists of a total of 26 properties operating in nine states, including 20 shopping malls, five other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2021, we held a 97.6% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2021, the total amount that would have been distributed would have been $4.9 million, which is calculated using our June 30, 2021 closing share price on the New York Stock Exchange (the “NYSE”) of $2.49 multiplied by the number of outstanding OP Units held by limited partners, which was 1,975,927 as of June 30, 2021. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash. Subsequent to the quarter ended June 30, 2021, on July 20, 2021 we issued 945,417 common shares in exchange for a like number of OP Units and have 1,030,510 remaining outstanding OP Units.

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

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Significant uncertainty remains with regard to the duration and impact of the COVID-19 pandemic and its resulting impact on the economy and day-to-day life and business operations. In particular, the duration and impact of COVID-19 will depend on a variety of factors as conditions continue to fluctuate around the country, with vaccine administration increasing during the first half of the second quarter of 2021 and subsequently decreasing significantly, and spikes in infections (including the spread of variants) being experienced in certain regions in which our properties are located, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines, including in response to new, and potentially more aggressive, variants. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased personnel related general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open since July 3, 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19. Despite the increased vaccination rates in the country, some of our tenants are still operating at reduced capacity. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, and certain variants thereof, the plateau in vaccine administration during the second quarter of 2021 and increased vaccine resistance in certain regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. In the second quarter of 2021, we experienced continued uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The ongoing impact of COVID-19 on the economy and market conditions, together with the resulting closures of our properties and the delayed and/or limited reopening of some tenants was deemed to be a triggering event as of June 30, 2020, September 30, 2020 and December 31, 2020, which led to impairment reviews and assessment of the undiscounted future cash flows for each of the respective quarters of 2020. During the six months ended June 30, 2021, certain of our properties had triggering events due to various indicators of impairment, but passed our undiscounted future cash flow assessment except for Valley View Center. Valley View Center is a retail property we own and is located adjacent to Valley View Mall. As a result of a reduced holding period assumption, we recorded an impairment on Valley View Center, which was classified as held for sale as of June 30, 2021. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

During the three months ended June 30, 2021 we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale (see Note 2).

Share-Based Compensation

On March 31, 2021, the Compensation Committee approved the 2021-2023 Equity Award Program design (the “Program”) under which long term incentive awards may be made to certain key employees. Having approved the Program, the Company made long term incentive plan awards in the form of performance-based restricted share units (“PSUs”) and time-based restricted share units (“RSUs”). The grants of PSUs and RSUs were made pursuant to our Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Equity Incentive Plan”), as amended by the Plan Amendment (defined below).

On March 31, 2021, the Board approved the first amendment to the 2018 Equity Incentive Plan to permit the grant of time-based RSUs (“Plan Amendment”), and as a result the Plan allows for settlement of RSUs or PSUs in cash or shares, as determined by the Compensation Committee. On March 31, 2021, we granted 1,406,123 RSUs and 1,523,432 PSUs to its employees. In June 2021, the Company granted an additional 11,290 RSUs and 21,189 PSUs.

Under the Program, the number of common shares to be issued with respect to the PSUs, if any, depends on our achievement of certain specified operating performance measures and a modification based on total shareholder return (“TSR”) for the three-year period beginning January 1, 2021 and ending on the earlier of December 31, 2023 or the date of a change in control of the Company (the “Measurement Period”).

The preliminary number of common shares to be issued by the Company with respect to the PSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the Measurement Period. These performance measures, the three-year core mall total occupancy and the three-year corporate debt yield, are each weighted 50%. The Committee approved minimum, target and maximum performance levels for both measures. For all participants, the minimum performance level will have a 0.5 multiplier, the target performance level will have a 1.0 multiplier and the maximum performance level will have a 2.0 multiplier. The preliminary number of common shares to be issued as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s TSR performance over the Measurement Period relative to the TSR performance of other REITs comprising a leading index of REITs. Dividends, if any, on the Company’s common shares are deemed to be paid with respect to PSUs and credited to the PSU .

With respect to the portion of the long-term incentive awards made in the form of RSUs, the RSUs generally will vest in three equal annual installments for all grants except director grants and two equal installments for the directors commencing on March 31, 2022, subject to continued employment. During the period that the RSUs have not vested, the holder will have no rights as a shareholder with respect to the RSUs; however, dividends, if any, on the Company’s common shares are deemed to be paid with respect to RSUs and credited to the RSU.

On May 12, 2021, in connection with the entry into an Amended and Restated Employment Agreement, the Committee awarded a long term incentive award of cash-settled, time-based RSUs pursuant to a Restricted Share Unit and Outperformance Unit Award Agreement (the “Award Agreement”) to its Chief Executive Officer. The award consisted of 800,323 RSUs. The RSUs will vest in three equal installments commencing on March 31, 2022, subject to continued employment (and to accelerated vesting upon the occurrence of certain termination events). Vested RSUs will be settled in cash equal to the fair market value of a common share on the applicable vesting date multiplied by the number of RSUs that vest on that date.

The RSUs also include an “outperformance multiplier” that would entitle the recipient to the dollar value of an additional number of common shares (“Outperformance Units” or “OPUs”) tied to a multiple of the number of RSUs if the Company’s share price achieves certain outperformance goals. Achievement of the share price goals will be measured based on the average of the closing prices of a common share for the 60 days on which common shares were traded prior to and including the last day of a measurement period ending on December 31, 2023 (or upon the occurrence of certain earlier change in control events). If any amounts are earned in respect of the OPUs at the end of the measurement period, the OPUs will be settled in cash based on the fair market value of a common share on the last day of the measurement period. Unless amended, the award must be settled in cash.

On May 28, 2021, the Committee awarded the annual time-based equity compensation grant to the Company’s non-employee trustees. An aggregate of 371,070 RSUs were awarded. The RSUs vest on the one-year anniversary of the grant and will be settled in cash or shares at the discretion of the Committee.

The awards granted as discussed above were determined to be liability-based awards and are remeasured to fair value at each reporting period. The compensation expense recognized in relation to the 2021 grants described above was $0.9 million for the three and six months ended June 30, 2021.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2021 and December 31, 2020 were comprised of the following:

(in thousands of dollars)	June 30, 2021	December 31, 2020
Buildings, improvements and construction in progress	$2,760,622	$2,757,234
Land, including land held for development	460,016	463,103
Total investments in real estate	3,220,638	3,220,337
Accumulated depreciation	(1,361,137)	(1,308,427)
Net investments in real estate	$1,859,501	$1,911,910

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Development/Redevelopment Activities:
Interest (1)	$17	$445	$147	$1,355
Compensation	25	47	62	391
Real estate taxes	29	226	58	423
Leasing Activities:
Compensation, including commissions (2)	27	-	27	164

(1)	Includes interest capitalized on investments in partnerships under development.
(2)

The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Impairment of Assets

During the three months ended June 30, 2021, we entered into a purchase and sale agreement to sell Valley View Center. In connection with this transaction, we recorded an impairment loss of $1.3 million due to excess carrying value over the sale price. The asset was classified as held for sale as we concluded that we will likely complete the sale transaction within one year. These assets are included in assets held for sale in the consolidated balance sheet and the impairment loss is included in impairment of assets in the consolidated statement of operations for the three and six months ended June 30, 2021.

Dispositions

Moorestown Mall Parcel Sale

In May 2021, the Company closed on the sale of a parcel of property at Moorestown Mall for $10.1 million. In connection with the sale, the Company paid a $9.0 million lease termination fee for a portion of the property that was under a lease agreement. The Company recorded a loss on sale of real estate of $1.0 million in connection with the sale. The Company used the net proceeds of $0.8 million from the sale to pay down its First Lien Term Loan, which is described in more detail in Note 4.

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheets as of June 30, 2021 and December 31, 2020. The mortgage principal balance was $27.2 million at June 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets was a non-cash conversion of assets, which had no impact on the Company’s cash flows.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2021 and December 31, 2020:

(in thousands of dollars)	June 30, 2021	December 31, 2020
ASSETS:
Investments in real estate, at cost:
Operating properties	$816,963	$824,328
Construction in progress	30,892	20,632
Total investments in real estate	847,855	844,960
Accumulated depreciation	(235,884)	(224,641)
Net investments in real estate	611,971	620,319
Cash and cash equivalents	53,056	28,060
Deferred costs and other assets, net	153,700	161,465
Total assets	818,727	809,844
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	497,427	491,119
FDP Term Loan, net	194,602	201,000
Partnership Loan	108,800	100,000
Other liabilities	130,705	132,715
Total liabilities	931,534	924,834
Net investment	(112,807)	(114,990)
Partners’ share	(57,541)	(59,080)
PREIT’s share	(55,266)	(55,910)
Excess investment (1)	6,452	6,390
Net investments and advances	$(48,814)	$(49,520)
Investment in partnerships, at equity	$23,576	$27,066
Distributions in excess of partnership investments	(72,390)	(76,586)
Net investments and advances	$(48,814)	$(49,520)

_____________________

(1)

Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income (loss) of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in income (loss) of partnerships for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Real estate revenue	$33,137	$24,086	$58,037	$51,286
Expenses:
Property operating and other expenses	(10,142)	(10,731)	(23,881)	(21,960)
Interest expense (1)	(11,091)	(5,610)	(21,795)	(11,970)
Depreciation and amortization	(6,406)	(7,778)	(13,336)	(15,395)
Total expenses	(27,639)	(24,119)	(59,012)	(49,325)
Net income (loss)	5,498	(33)	(975)	1,961
Less: Partners’ share	(3,005)	(121)	91	(1,299)
PREIT’s share	2,493	(154)	(884)	662
Amortization of excess investment	(60)	(204)	(116)	(201)
Equity in income (loss) of partnerships	$2,433	$(358)	$(1,000)	$461

(1) Net of capitalized interest expense of $143 and $836 for the three months ended June 30, 2021 and 2020, respectively, and $246 and $1,927 for the six months ended June 30, 2021 and 2020, respectively.

Fashion District Philadelphia

Sale of 801 Market Street, Unit 202

In May 2021, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), sold, through a subsidiary, a portion of an asset at Fashion District Philadelphia (“FDP”) for $5.3 million. The sale resulted in a gain of $2.6 million for the joint venture, our share of which is $1.3 million at a 50% share. The gain is recorded in gain on sales of real estate by equity method investee in our consolidated statements of operations for the three and six months ended June 30, 2021.

FDP Loan Agreement

PM Gallery LP previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as the lender, prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner.

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

Mortgage Loan Activity

Pavilion at Market East

On May 25, 2021, the Company’s unconsolidated subsidiary completed a refinance of its mortgage loan securing its property at Pavilion at Market East. The $7.6 million mortgage has a 2-year term, maturing in May 2023. The loan has interest only payments until May 2022 at a variable rate of the greater of (a) one month LIBOR plus 3.5% or (b) 4.0%.

The Court at Oxford Valley

On June 25, 2021, the Company’s unconsolidated subsidiary completed a refinance of its mortgage loan securing its property at the Court at Oxford Valley. The $55.0 million mortgage has a 10-year term, maturing on July 1, 2031. The loan has interest only payments until August 2024 at a fixed interest rate of 3.2%.

Red Rose Commons

On June 30, 2021, the Company’s unconsolidated subsidiary completed a refinance of its mortgage loan securing its property at Red Rose Commons. The $34.0 million mortgage has a 10-year term, maturing on July 6, 2031 at a fixed interest rate of 3.3%.

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

As of June 30, 2021, we had borrowed $944.7 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2021 is net of $10.1 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of June 30, 2021 was $75.2 million.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements and the Restructured Credit Agreements for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Revolving Facilities:
Interest expense	$554	$2,375	$1,103	$4,858
Deferred financing amortization	299	278	597	552
Term Loans:
Interest expense (1)	20,744	5,793	41,165	11,299
Deferred financing amortization	1,781	196	3,561	387

(1)

For the three and six months ended June 30, 2021, $11.9 million and $23.4 million, respectively, in interest under the Second Lien Term Loan Facility was not paid in cash, but capitalized to the principal balance of the loan.

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

As of June 30, 2021, we were in compliance with all financial covenants under the Credit Agreements.

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

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$861.9	$845.4	$884.5	$873.2

(1)	The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.4 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively.

The consolidated mortgage loans contain various customary default provisions. As of June 30, 2021, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

Mortgage Loan Activity

Francis Scott Key Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Francis Scott Key Mall, in Frederick, Maryland, which provided for a paydown to $60.5 million, an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the mortgage loan balance. The Company capitalized $0.2 million of lender fees as additional debt issuance costs in connection with the amendment.

Viewmont Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our $67.2 million mortgage loan secured by our property at Viewmont Mall in Scranton, Pennsylvania, which provides for an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the mortgage loan balance. The Company capitalized $0.4 million of lender fees as additional debt issuance costs in connection with the amendment.

Woodland Amendment

On February 8, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by the Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2021, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also (i) reduces the cap on guarantor liability for PREIT Associates, L.P. to $10.0 million; (ii) restricts the lenders from exercising their rights and remedies under the guaranty until December 10, 2022, unless there is a bankruptcy filing with respect to the borrowers or guarantor; (iii) adjusts the interest rate; (iv) provides for the pledge of additional collateral as security for the borrowers’ obligations (including the anchor parcel at Woodland Mall which was released as collateral from our senior secured credit facilities); and (v) requires the borrowers to pay to the lenders a $5.0 million remargin payment. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Forbearance Agreements

During 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned from four to six months. The repayment periods ranged from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also imposed certain additional informational reporting requirements during the applicable modification periods. As of June 30, 2021, we had repaid all principal and interest deferrals.

Valley View Mall

In the second quarter of 2020, we received a notice of transfer of servicing for the mortgage loan secured by Valley View Mall, which had a $27.3 million balance as of June 30, 2020. Subsequently, we failed to make the June 2020 monthly payment and our subsidiary that is the borrower under the mortgage also received a notice of default on the mortgage from the lender. Additionally, we did not pay the balloon payment of $27.3 million due at maturity on July 1, 2020. A foreclosure notice was filed and operations of the property were assigned to a receiver in August 2020. See Note 2 for further details.

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable had a maturity date on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest were deferred until at least August 2021. Interest on the Note Payable accrued at a rate of 1.0% per annum, and the interest accrued throughout the period the Note Payable was outstanding, until the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. In April 2021 we submitted our loan forgiveness application. On June 10, 2021, we were notified that the full principal balance and accrued interest under our PPP loan were forgiven. As a result of the forgiveness, the Company recorded a gain on debt extinguishment of $4.6 million during the three and six months ended June 30, 2021.

5. CASH FLOW INFORMATION

Cash paid for interest was $34.6 million and $30.5 million for the six months ended June 30, 2021 and 2020, respectively, net of amounts capitalized of $0.1 million and $1.4 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. We had no borrowings or repayments on our First Lien Revolving Facility for the six months ended June 30, 2021. Aggregate borrowings on our Restructured Revolver were $120.0 million for the six months ended June 30, 2020 with no paydowns.

Accrued construction costs decreased by $4.2 million and $14.3 million for the six months ended June 30, 2021 and 2020, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of June 30, 2021 and 2020.

	June 30,
(in thousands of dollars)	2021	2020
Cash and cash equivalents	$38,794	$41,418
Restricted cash included in other assets	7,806	7,473
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$46,600	$48,891

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

During the six months ended June 30, 2021, we had three designated swaps mature. As of June 30, 2021, we had ten total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $9.4 million will be reclassified as an increase to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the six months ended June 30, 2021, we had four non-designated swaps mature. As of June 30, 2021, we had seven total derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of June 30, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of June 30, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing in December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of June 30, 2021 and December 31, 2020 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at June 30, 2021 (in millions of dollars)	Aggregate Fair Value at June 30, 2021 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2020 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2021	$139.8	$(1.4)	$(3.0)	2.29%
2023	300.0	(13.3)	(17.2)	2.70%
Non-designated Hedges
Interest Rate Swaps
2021	175.0	(1.5)	(3.1)	1.85%
Total	$614.8	$(16.2)	$(23.3)	2.36%

(1)

As of June 30, 2021 and December 31, 2020, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(0.3)	$(2.3)	$3.0	$2.3	$(0.3)	$(22.4)	$5.6	$2.6

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2021	2020	2021	2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(32.0)	$(17.2)	$(62.7)	$(34.0)
Amount of (loss) gain reclassified from accumulated other comprehensive income into interest expense	$3.0	$2.3	$5.6	$2.6

The impact of our non-designated swaps resulted in a loss of approximately $58 thousand and $94 thousand for the three and six months ended June 30, 2021, respectively, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of June 30, 2021, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2021, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $16.2 million. If we had breached any of the default provisions in these agreements as of June 30, 2021, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $18.2 million. We had not breached any of these provisions as of June 30, 2021.

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

The following tables present additional information pertaining to the Company’s leases:

	Three Months Ended June 30,
	2021				2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$203	$—	$—	$203	$208	$—	$—	$208
Interest on lease liabilities	62	—	—	62	68	—	—	68
Operating lease costs	—	437	327	764	—	437	333	770
Variable lease costs	—	45	107	152	—	42	39	81
Total lease costs	$265	$482	$434	$1,181	$276	$479	$372	$1,127

	Six Months Ended June 30,
	2021				2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$405	$—	$—	$405	$412	$—	$—	$412
Interest on lease liabilities	125	—	—	125	147	—	—	147
Operating lease costs	—	873	638	1,511	—	873	675	1,548
Variable lease costs	—	90	170	260	—	85	82	167
Total lease costs	$530	$963	$808	$2,301	$559	$958	$757	$2,274

Other information related to leases as of and for the six months ended June 30, 2021 and 2020 are as follows:

(in thousands of dollars)	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$125	$139
Operating cash flows used for operating leases	$1,290	$972
Financing cash flows used for finance leases	$372	$347
Weighted average remaining lease term-finance leases (months)	80	92
Weighted average remaining lease term-operating leases (months)	293	304
Weighted average discount rate-finance leases	4.35%	4.37%
Weighted average discount rate-operating leases	6.43%	6.43%

Future payments against lease liabilities as of June 30, 2021 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
July 1 to December 31, 2021	$494	$1,494	$1,988
2022	988	2,605	3,593
2023	983	2,556	3,539
2024	949	2,471	3,420
2025	929	2,362	3,291
Thereafter	2,072	51,153	53,225
Total undiscounted lease payments	6,415	62,641	69,056
Less imputed interest	(858)	(32,590)	(33,448)
Total lease liabilities	$5,557	$30,051	$35,608

As Lessor

As of June 30, 2021, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
July 1 to December 31, 2021	$96,350
2022	179,391
2023	158,933
2024	135,936
2025	108,510
Thereafter	313,232
$992,352

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $8.5 million, including $4.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of June 30, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $27.4 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.84 per share, $1.80 per share and $1.72 per share, respectively.

Property Damage from Natural and Other Disasters

During the three and six months ended June 30, 2021, we recorded net insurance recoveries of $0.7 million as a result of recoveries received to repair damages that occurred in 2020.

During the six months ended June 30, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the six months ended June 30, 2020 as a result of the power outage, and received recoveries of $0.6 million in April 2020.

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

There are 18 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.9 million square feet, of which we own 11.7 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall and Fashion District Philadelphia. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Significant uncertainty remains with regard to the duration and impact of the COVID-19 pandemic and its resulting impact on the economy and day-to-day life and business operations. In particular, the duration and impact of COVID-19 will depend on a variety of factors as conditions continue to fluctuate around the country, with vaccine administration increasing during the first half of the second quarter of 2021 and subsequently decreasing significantly, and spikes in infections (including the spread of variants) being experienced in certain regions in which our properties are located, which have resulted in a number of jurisdictions that previously relaxed restrictions implementing new or renewed restrictions. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the second quarter of 2021. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines, including in response to new, and potentially more aggressive, variants. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur.

All of our properties have remained open since the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. As of June 30, 2021, we had cash receipts of 88% of billed second quarter 2021 rents, an increase from cash receipts of 81% and 73% of billed rents as of March 31, 2021 and December 31, 2020, respectively. Including collections of other months’ rents, we collected 127% of our billed second quarter 2021 rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, and certain variants thereof, the plateau in vaccine administration during the second quarter of 2021 and increased vaccine resistance in certain regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. In the first and second quarters of 2021, we experienced further uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if these restrictions have been relaxed at all, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

Net loss for the three months ended June 30, 2021 was $25.4 million compared to net loss of $23.1 million for the three months ended June 30, 2020. This $2.3 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $3.0 million; (b) an increase in property operating expenses of $1.3 million; (c) an increase in interest expense of $14.8 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) an impairment of assets of $1.3 million; and (e) a decrease in gain on sale of real estate, net of $8.9 million as a result of one time property sales in the second quarter 2020. These decreases were partially offset by an increase in real estate revenue of $17.3 million, an increase in equity in income of partnerships of $2.8 million, and forgiveness of the full principal balance and accrued interest under our Paycheck Protection Program (PPP) loan due to which we recorded a gain on debt extinguishment of $4.6 million.

Net loss for the six months ended June 30, 2021 was $69.4 million compared to net loss of $36.7 million for the six months ended June 30, 2020. This $32.7 million increase in net loss was primarily due to: (a) higher property operating expenses of $1.9 million; (b) an increase in general and administrative expenses of $4.1 million; (c) an increase in interest expense of $28.7 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) a decrease in equity in income of partnerships of $1.5 million; and (e) a decrease in gain on sale of real estate, net of $10.9 million as a result of one time property sales in 2020. These decreases were partially offset by an increase in real estate revenue of $8.6 million and forgiveness of the full principal balance and accrued interest under our PPP loan due to which we recorded a gain on debt extinguishment of $4.6 million.

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

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the impact of the COVID-19 pandemic beginning in early 2020 and continuing in 2021.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2021 (through June 30, 2021)
Consolidated properties	4	9	330,729	$1,579	4	17,759	$370
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	4	10	334,775	$1,636	5	21,805	$427
2020 (Full Year)
Consolidated properties	17	91	2,068,153	$18,604	39	389,696	$6,771
Unconsolidated properties	18	31	468,164	3,747	13	162,378	2,093
Total	23	122	2,536,317	$22,351	52	552,074	$8,865

(1)	Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.
(2)	Gross Leasable Area (“GLA”) in square feet.
(3)	Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2021.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In the first quarter of 2020, Dick’s Sporting Goods at Valley Mall opened. At Plymouth Meeting Mall, we opened Michael’s in 2020 and Shake Shack and Ideal Image in 2021. In the second quarter of 2021, we opened Power Warehouse at Cumberland Mall.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants, including life sciences, healthcare, supermarkets and self-storage facilities. Approximately 31% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. This initiative has slowed down due to the impacts of the COVID-19 pandemic. Some of these changes may result in the redevelopment of all or a portion of our properties. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $43.6 million as of June 30, 2021.

As of June 30, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $8.5 million, including $4.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

During the three months ended June 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale (see Note 2 to our unaudited consolidated financial statements for details). Valley View Center is a retail property we own and is located adjacent to Valley View Mall. The impairment loss is included in impairment of assets in the consolidated statement of operations for the three and six months ended June 30, 2021.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of June 30, 2021, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

New Accounting Developments

See Note 1 to our unaudited consolidated financial statements for descriptions of new accounting developments.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than (i) the partnerships described in Note 3 to our unaudited consolidated financial statements and in the “Overview” section above, (ii) unaccrued contractual commitments related to our capital improvement and development projects at our consolidated and unconsolidated properties, and (iii) specifically with respect to our joint venture formed with Macerich, our operating partnership, PREIT Associates, has jointly and severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our unaudited consolidated financial statements), which currently has $194.6 million outstanding (our share of which is $97.3 million). If our Fashion District Philadelphia joint venture were unable to satisfy its obligations under the FDP Term Loan and we were required to satisfy its payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. The FDP Term Loan balance will become due in 2023.

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended June 30, 2021 was $25.4 million compared to net loss of $23.1 million for the three months ended June 30, 2020. This $2.3 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $3.0 million; (b) an increase in property operating expenses of $1.3 million; (c) an increase in interest expense of $14.8 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) an impairment of assets of $1.3 million; and (e) a decrease in gain on sale of real estate, net of $8.9 million as a result of one time property sales in the second quarter 2020. These decreases were partially offset by an increase in real estate revenue of $17.3 million, an increase in equity in income of partnerships of $2.8 million, and forgiveness of the full principal balance and accrued interest under our Paycheck Protection Program (PPP) loan due to which we recorded a gain on debt extinguishment of $4.6 million.

Net loss for the six months ended June 30, 2021 was $69.4 million compared to net loss of $36.7 million for the six months ended June 30, 2020. This $32.7 million increase in net loss was primarily due to: (a) higher property operating expenses of $1.9 million; (b) an increase in general and administrative expenses of $4.1 million; (c) an increase in interest expense of $28.7 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; (d) a decrease in equity in income of partnerships of $1.5 million; and (e) a decrease in gain on sale of real estate, net of $10.9 million as a result of one time property sales in 2020. These decreases were partially offset by an increase in real estate revenue of $8.6 million and forgiveness of the full principal balance and accrued interest under our PPP loan due to which we recorded a gain on debt extinguishment of $4.6 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2021 and 2020:

	Occupancy(1) at June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2021	2020	2021	2020	2021	2020
Retail portfolio weighted average: (3)
Total excluding anchors	86.5%	88.0%	80.8%	81.9%	84.8%	86.3%
Total including anchors	89.0%	89.8%	84.4%	85.3%	87.9%	88.8%
Core Malls weighted average: (4)
Total excluding anchors	88.5%	90.0%	82.0%	84.9%	87.8%	89.5%
Total including anchors	90.5%	92.7%	87.6%	89.7%	90.2%	92.4%
(1)	Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.
(2)	Combined occupancy is calculated by using occupied gross leasable area (“GLA”) for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.
(3)	Retail portfolio includes all retail properties including Fashion District Philadelphia.
(4)	Core Malls excludes Fashion District Philadelphia, Exton Square Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2021:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	55	131,835	4.3	$39.75	N/A	N/A	N/A	N/A	$4.02
Over 10k sf	2	57,431	12.6	16.54	N/A	N/A	N/A	N/A	2.57
Total New Leases	57	189,266	6.8	$32.70	N/A	N/A	N/A	N/A	$3.21

Renewal Leases
Under 10k sf	34	74,386	2.8	$53.65	$60.28	$(6.63)	(11.0%)	(13.5%)	$-
Over 10k sf	6	264,466	4.7	21.99	20.21	1.78	8.8%	11.3%	-
Total Fixed Rent	40	338,852	4.3	28.94	29.01	(0.07)	(0.2%)	(0.4%)	-
Total Percentage in Lieu	16	91,277	1.4	23.15	28.92	(5.77)	(20.0%)	N/A	-
Total Renewal Leases	56	430,129	3.7	$27.71	$28.99	$(1.28)	(4.4%)	N/A	$-
Total Non Anchor (4)	113	619,395	4.6	$29.23

Anchor
New Leases	1	80,983	2.0	$1.63	$-	$-	N/A	N/A	$-
Renewal Leases	2	168,043	5.0	5.88	$5.73	$0.15	2.6%	N/A	-
Total	3	249,026	4.0	$4.50
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
(4)

Includes 9 leases and 35,757 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2021:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	81	196,249	5.0	$41.42	N/A	N/A	N/A	N/A	$4.36
Over 10k sf	5	187,455	20.3	9.31	N/A	N/A	N/A	N/A	1.13
Total New Leases	86	383,704	12.5	$25.73	N/A	N/A	N/A	N/A	$1.79

Renewal Leases
Under 10k sf	106	196,727	3.7	$63.30	$69.48	$(6.17)	(8.9%)	(5.7%)	$-
Over 10k sf	8	302,597	4.7	21.23	19.68	1.55	7.9%	10.1%	-
Total Fixed Rent	114	499,324	4.3	$37.81	$39.30	$(1.49)	(3.8%)	(1.0%)	$-
Total Percentage in Lieu	53	242,553	1.5	23.40	25.99	(2.59)	(10.0%)	N/A	-
Total Renewal Leases (4)	167	741,877	3.4	$33.10	$34.95	$(1.85)	(5.3%)	N/A	$-
Total Non Anchor	253	1,125,581	6.5	$30.59

Anchor
New Leases	2	185,090	6.5	$2.06	N/A	N/A	N/A	N/A	$0.42
Renewal Leases	5	650,518	4.6	4.42	$4.41	$0.01	0.2%	N/A	-
Total	7	835,608	5.0	$3.90
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
(4)

Includes 20 leases and 79,954 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		% Change 2020 to 2021	Six Months Ended June 30,		% Change 2020 to 2021
(in thousands of dollars)	2021	2020		2021	2020
Real estate revenue	$73,956	$56,638	30.6%	$139,234	$130,587	6.6%
Property operating expenses	(30,765)	(29,507)	4.3%	(63,924)	(62,044)	3.0%
Other income	162	131	23.7%	288	424	(32.1)%
Depreciation and amortization	(29,686)	(30,908)	(4.0)%	(59,525)	(61,177)	(2.7)%
General and administrative expenses	(13,535)	(10,569)	28.1%	(25,366)	(21,264)	19.3%
Provision for employee separation expenses	(149)	(1,040)	(85.7)%	(240)	(1,113)	(78.4)%
Insurance recoveries, net	670	586	14.3%	670	586	14.3%
Project costs and other expenses	(77)	(66)	16.7%	(179)	(161)	11.2%
Interest expense, net	(31,978)	(17,182)	86.1%	(62,709)	(34,040)	84.2%
Reorganization expenses	(69)	—	100.0%	(267)	—	100.0%
Gain on debt extinguishment, net	4,587	—	100.0%	4,587	—	100.0%
Impairment of assets	(1,302)	—	100.0%	(1,302)	—	100.0%
Equity in income (loss) of partnerships	2,433	(358)	779.6%	(1,000)	461	(316.9)%
Gain on sales of real estate by equity method investee	1,347	—	100.0%	1,347	—	100.0%
(Loss) gain on sales of real estate, net	(974)	9,300	(110.5)%	(974)	11,263	(108.6)%
Loss on sales of interests in non operating real estate	—	(144)	(100.0)%	—	(190)	(100.0)%
Net loss	$(25,380)	$(23,119)	9.8%	$(69,360)	$(36,668)	89.2%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in income (loss) of partnerships.”

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Contractual lease payments:
Base rent	$49,613	$37,777	$95,530	$88,825
CAM reimbursement income	8,301	9,902	16,660	20,069
Real estate tax income	6,677	8,520	13,621	17,017
Percentage rent	217	(20)	205	(1)
Lease termination revenue	622	217	659	226
	65,430	56,396	126,675	126,136
Less: credit losses	2,682	(4,277)	1,345	(6,296)
Lease revenue	68,112	52,119	128,020	119,840
Expense reimbursements	3,887	2,976	7,786	7,280
Other real estate revenue	1,957	1,543	3,428	3,467
Total real estate revenue	$73,956	$56,638	$139,234	$130,587

Real Estate Revenue

Real estate revenue increased by $17.3 million, or 30.6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to:

•

an increase of $12.2 million in same store base rent resulting from a $14.2 million increase due to the COVID-19 related mall closures and associated rent abatements and reduced percent of sales revenue in the three months ended June 30, 2020, partially offset by a decrease of $1.0 million from net new store openings and lease modifications over the previous twelve months and a decrease of $1.0 million related to tenant bankruptcies in 2020 and 2021;

•

a decrease of $6.3 million in same store credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio in comparison to substantial credit losses due to non-payment of charges for the three months ended June 30, 2020;

•

an increase of $0.9 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”) due to mall closures during the three months ended June 30, 2020;

•

an increase of $0.4 million in same store lease termination revenue, including $0.6 million from the termination of leases with four tenants during 2021, partially offset by $0.2 million received from two tenants during 2020;

•	an increase of $0.3 million in same store other real estate revenue due to promotional revenues in the common areas and parking lots; and

•	an increase of $0.1 million in same store percentage rent; partially offset by

•

a decrease of $1.8 million in same store real estate tax reimbursements due to bankruptcy and COVID-related store closings and rental concessions to some tenants whereby the terms of the leases were modified to no longer require expense reimbursements, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”); and

•

a decrease of $1.3 million in same store common area expense reimbursements, including a decrease in same store common area reimbursements of $1.1 million due to bankruptcy and COVID-related store closings and rental concessions no longer requiring expense reimbursements, as well as a decrease of $0.2 million associated with the straight lining of fixed common area expense reimbursements.

Real estate revenue increased by $8.6 million, or 6.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to:

•

an increase of $8.5 million in same store base rent due to a $14.2 million increase related to the COVID-19 mall closures and associated rent abatements and reduced percent of sales revenue in the six months ended June 30, 2020, partially offset by a decrease of $3.1 million from net new store openings and lease modifications over the previous twelve months and a decrease of $2.6 million resulting from tenant bankruptcies in 2020 and 2021;

•

a decrease of $7.0 million in same store credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio in comparison to substantial credit losses due to non-payment of charges for the six months ended June 30, 2020;

•	an increase of $0.6 million from an increase in same store utility expense (see “-Property Operating Expenses”) as stores were closed due to COVID-19 during the six months ended June 30, 2020;

•

an increase of $0.4 million in same store lease termination revenue, including $0.6 million from the termination of leases with seven tenants during 2021, partially offset by $0.2 million received from four tenants during 2020; and

•	an increase of $0.1 million in same store percentage rent; partially offset by

•

a decrease of $3.2 million in same store real estate tax reimbursements due to bankruptcy and COVID-related store closings and rental concessions to some tenants whereby the terms of the leases were modified such that expense reimbursements were no longer required, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”);

•

a decrease of $2.8 million in same store common area expense reimbursements, including a decrease in same store common area reimbursements of $2.4 million due to bankruptcy and COVID-related store closings and rental concessions to some tenants under which the terms of their leases were modified and no longer need to pay expense reimbursements, as well as a decrease of $0.4 million associated with the straight lining of fixed common area expense reimbursements;

•

a decrease of $2.1 million at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of assets at Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and COVID-19 related store closures and lease modifications at Exton Square Mall; and

•

a decrease of $0.1 million in same store other real estate revenue including $0.3 million in partnership marketing revenues partially offset by promotional revenues in the common areas and parking lots.

Property Operating Expenses

Property operating expenses increased by $1.3 million, or 4.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to:

•

an increase of $1.9 million in same store common area maintenance expense, including a $0.8 million increase in cleaning expense and a $0.6 million increase in security expense, since we had negotiated credits with our vendors for the three months ended June 30, 2020 while properties were closed;

•	an increase of $0.4 million in same store tenant utility expense due to higher electricity usage in comparison to when our properties were closed during the three months ended June 30, 2020; and

•	an increase of $0.4 million in same store other property operating expenses including a $0.2 million increase in property legal expense; partially offset by

•	a decrease of $0.9 million in same store real estate tax expense due to a decrease in real estate tax assessments at some properties; and

•	a decrease of $0.5 million at non-same store properties Valley View Mall and Exton Square Mall.

Property operating expenses increased by $1.9 million, or 3.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to:

•

an increase of $3.2 million in same store common area maintenance expense, including a $1.1 million increase in snow removal expense due to higher snowfall amounts during the six months ended June 30, 2021 across the Mid-Atlantic States, where many of our properties are located, and a $0.9 million increase in cleaning expense and a $0.5 million increase in security expense due to negotiated credits with our vendors for the six months ended June 30, 2020 while properties were closed;

•	an increase of $0.7 million in same store other property operating expenses including a $0.2 million increase in property legal expense; and

•

an increase of $0.5 million in same store tenant utility expense due to higher electricity usage in comparison to when our properties were closed during the six months ended June 30, 2020; partially offset by

•	a decrease of $1.3 million in same store real estate tax expense due to a decrease in the real estate tax assessment value at some properties; and

•	a decrease of $1.1 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and amortization expense decreased by $1.2 million, or 4.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to:

•

a decrease of $0.9 million resulting from accelerated amortization of capital improvements associated with store closings during the three months ended June 30, 2020, partially offset by a higher asset base from capital improvements related to new tenants at our same store properties; and

a decrease of $0.3 million at non-same store properties Exton Square Mall and Valley View Mall.

Depreciation and amortization expense decreased by $1.7 million, or 2.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to:

•

a decrease of $0.9 million from accelerated amortization of capital improvements associated with store closings during the six months ended June 30, 2020, partially offset by a higher asset base resulting from capital improvements related to new tenants at our same store properties; and

•	a decrease of $0.8 million at non-same store properties Exton Square Mall and Valley View Mall.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 28.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher professional fees incurred and incentive compensation expenses related to increased costs for equity compensation plans.

General and administrative expenses increased by $4.1 million, or 19.3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the same factors driving the variance for the three months ended June 30 comparison.

Interest Expense

Interest expense increased by $14.8 million, or 86.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 5.90% for the three months ended June 30, 2021 compared to 3.97% for the three months ended June 30, 2020. Our weighted average debt balance was $1,856.8 million for the three months ended June 30, 2021, compared to $1,775.3 million for the three months ended June 30, 2020.

Interest expense increased by $28.7 million, or 84.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 6.28% for the six months ended June 30, 2021 compared to 4.05% for the six months ended June 30, 2020. Our weighted average debt balance was $1,855.5 million for the six months ended June 30, 2021, compared to $1,746.3 million for the six months ended June 30, 2020.

Gain on Debt Extinguishment

On June 10, 2021, we were notified that the full principal balance and accrued interest on our loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act was forgiven. As a result of the forgiveness, we recorded a gain on debt extinguishment of $4.6 million during the three and six months ended June 30, 2021.

Impairment of Assets

During the three months ended June 30, 2021, we entered into a purchase and sale agreement to sell Valley View Center. In connection with this transaction, we recorded an impairment loss of $1.3 million due to excess carrying value over the sale price. As of June 30, 2021, the asset was classified as held for sale as we concluded that we will likely complete the sale transaction within one year.

Reorganization Expenses

For the three and six months ended June 30, 2021, we incurred costs of $0.1 million and $0.3 million, respectively, in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statements of operations.

Equity in Income (Loss) of Partnerships

Equity in income of partnerships was $2.4 million in the three months ended June 30, 2021 compared to a loss in the prior year period, reflecting a change of $2.8 million, or 779.6%, primarily due to higher real estate revenues across our partnership properties.

Equity in loss of partnerships was $1.0 million in the six months ended June 30, 2021 compared to income in the prior year period, reflecting a change of $1.4 million, or 316.9%, primarily resulting from lower real estate revenues across all of our partnership properties due to COVID-19, and higher property operating expenses and interest expense primarily at Fashion District Philadelphia.

(Loss) Gain on Sales of Real Estate

In May 2021, we closed on the sale of a parcel of property at Moorestown Mall for $10.1 million. In connection with the sale, we paid a $9.0 million lease termination fee for a portion of the property that was under a lease agreement for net proceeds of $0.8 million. We recorded a loss on sale of real estate of $1.0 million in connection with the sale.

In January 2020, we completed the sale of an outparcel at Woodland Mall in Grand Rapids, Michigan for total consideration of $5.2 million. In March 2020, we completed the sale of two outparcels at Magnolia Mall in Florence, South Carolina for total consideration of $2.9 million. In connection with the March sale, we recorded a gain of $2.0 million. There were no gains on sales of real estate in the three months ended June 30, 2021.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, insurance recoveries, net, provision for employee separation expenses, project costs and other expenses, interest expense, reorganization expenses, equity in loss/income of partnerships, gain on extinguishment of debt, gain/loss on sale of real estate and gain/loss on sales of non-operating real estate.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Net loss	$(25,380)	$(23,119)	$(69,360)	$(36,668)
Other income	(162)	(131)	(288)	(424)
Depreciation and amortization	29,686	30,908	59,525	61,177
General and administrative expenses	13,535	10,569	25,366	21,264
Insurance recoveries, net	(670)	(586)	(670)	(586)
Provision for employee separation expenses	149	1,040	240	1,113
Project costs and other expenses	77	66	179	161
Interest expense, net	31,978	17,182	62,709	34,040
Reorganization expenses	69	—	267	—
Impairment of assets	1,302	—	1,302	—
Equity in (income) loss of partnerships	(2,433)	358	1,000	(461)
Gain on extinguishment of debt	(4,587)	—	(4,587)	—
Gain on sales of real estate by equity method investee	(1,347)	—	(1,347)	—
Loss (gain) on sales of real estate, net	974	(9,300)	974	(11,263)
Loss on sales of non-operating real estate	—	144	—	190
NOI from consolidated properties	$43,191	$27,131	$75,310	$68,543

The table below reconciles equity in income (loss) of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020
Equity in income (loss) of partnerships	$2,433	$(358)	$(1,000)	$461
Other income	—	(12)	—	(26)
Depreciation and amortization	2,974	3,691	6,162	7,302
Impairment of assets	265	—	265	—
Interest and other expenses	5,531	2,764	10,818	5,792
NOI from equity method investments at ownership share	$11,203	$6,085	$16,245	$13,529

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$42,617	$27,077	$574	$54	$43,191	$27,131
NOI from equity method investments at ownership share	11,196	6,078	7	6	11,203	6,085
Total NOI	53,813	33,155	581	60	54,394	33,216
Less: lease termination revenue	3,135	217	—	—	3,135	217
Total NOI excluding lease termination revenue	$50,678	$32,938	$581	$60	$51,259	$32,999

Total NOI increased by $21.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the same increase in Same Store NOI. This increase in Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.” See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$75,323	$67,507	$(13)	$1,036	$75,310	$68,543
NOI from equity method investments at ownership share	16,255	13,513	(10)	15	16,245	13,529
Total NOI	91,578	81,020	(23)	1,051	91,555	82,072
Less: lease termination revenue	3,170	226	—	—	3,170	226
Total NOI excluding lease termination revenue	$88,408	$80,794	$(23)	$1,051	$88,385	$81,846

Total NOI increased by $9.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a $10.6 million increase in Same Store NOI offset by a decrease of $1.1 million in Non Same Store NOI. The increase in Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses”. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and derecognition of Valley View Mall in the third quarter of 2020. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2021 and 2020, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, gain or loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(25,380)	$(23,119)	$(69,360)	$(36,668)
Depreciation and amortization on real estate:
Consolidated properties	29,349	30,541	58,840	60,485
PREIT’s share of equity method investments	2,974	3,796	6,162	7,407
Gain on sales of real estate by equity method investee	(1,347)	—	(1,347)	—
Loss (gain) on sales of real estate, net	974	(9,301)	974	(11,263)
Impairment of Assets:
Consolidated properties	1,302	—	1,302	—
PREIT’s share of equity method investments	265	—	265	—
Preferred share dividends declared and paid (1)	—	(6,844)	—	(13,688)
Funds from operations attributable to common shareholders and OP Unit holders	8,137	(4,927)	(3,164)	6,273
Provision for employee separation expense	149	1,040	240	1,113
Gain on hedge ineffectiveness	(494)	—	(1,797)	—
Gain on debt extinguishment	(4,587)	—	(4,587)	—
Insurance recoveries, net	(670)	(586)	(670)	(586)
Reorganization expenses	69	—	267	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$2,604	$(4,473)	$(9,711)	$6,800
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$0.10	$(0.06)	$(0.04)	$0.08
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$0.03	$(0.06)	$(0.12)	$0.09
Weighted average number of shares outstanding	78,144	77,269	77,896	77,021
Weighted average effect of full conversion of OP Units	1,976	2,023	1,976	2,023
Effect of common share equivalents	919	357	805	439
Total weighted average shares outstanding, including OP Units	81,039	79,649	80,677	79,483

(1)  Does not include the impact of $6.8 million and $13.7 million of accrued, undeclared and unpaid preferred share dividends for the three and six month ended June 30, 2021, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was $8.1 million for the three months ended June 30, 2021, an increase of $13.1 million, or 265.2%, compared to a loss of $4.9 million for the three months ended June 30, 2020.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.10 and $(0.06) for the three months ended June 30, 2021 and 2020, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.03 and $(0.06) for the three months ended June 30, 2021 and 2020, respectively.

FFO attributable to common shareholders and OP Unit holders was a loss of 3.2 million for the six months ended June 30, 2021, a decrease of $9.4 million, or 150.4%, compared to $6.2 million for the six months ended June 30, 2020.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.04) and $0.08 for the six months ended June 30, 2021 and 2020, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.12) and $0.09 for the six months ended June 30, 2021 and 2020, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $8.5 million related to our unaccrued contractual obligations for capital improvements and development projects in 2021 and 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $75.2 million as of June 30, 2021. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. During 2020 and through the second quarter of 2021, we executed agreements of sale for five land parcels for anticipated multifamily development, two land parcels for anticipated hotel development and an asset at a property, which are expected to provide an aggregate of up to approximately $87.2 million in proceeds through 2023. We also closed on the sale of a parcel of property during the second quarter of 2021. The proceeds from our anticipated property sales will primarily be used to repay amounts outstanding under our Credit Agreements. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of the completion yet estimated with certainty.

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

•

continued deterioration in our tenants’ business operations and financial stability, particularly in light of the COVID-19 pandemic, and unsettled recovery, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;
•

increases in operating costs, including those related to improved health and safety protocols, and increases that cannot be passed on to tenants, resulting in reduced operating income and cash flows; and

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

As of June 30, 2021, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020 and the early part of 2021 and its impact is expected to continue through future periods. As of June 30, 2021, we had cash receipts of 88% of billed second quarter 2021 rents, an increase from cash receipts of 81% and 73% of billed rents as of March 31, 2021 and December 31, 2020, respectively. Including collections of other months’ rents, we collected 127% of our billed second quarter 2021 rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, and continue to evolve and remain difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

As of June 30, 2021, we had borrowed $944.7 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2021 is net of $10.1 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of December 31, 2020 was $75.2 million.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of June 30, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $27.3 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.84 per share, $1.80 per share and $1.72 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

Francis Scott Key Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Francis Scott Key Mall, in Frederick, Maryland, which provided for a paydown to $60.5 million, an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the loan balance. The Company capitalized $0.1 million of lender fees as additional debt issuance costs in connection with the amendment.

Viewmont Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our $67.2 million mortgage loan secured by our property at Viewmont Mall in Scranton, Pennsylvania, which provides for an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the loan balance. The Company capitalized $0.4 million of lender fees as additional debt issuance costs in connection with the amendment.

Woodland Amendment

On February 8, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by the Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2021, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also (i) reduces the cap on guarantor liability for PREIT Associates, L.P. to $10.0 million; (ii) restricts the lenders from exercising their rights and remedies under the guaranty until December 10, 2022, unless there is a bankruptcy filing with respect to the borrowers or guarantor; (iii) adjusts the interest rate; (iv) provides for the pledge of additional collateral as security for the borrowers’ obligations (including the anchor parcel at Woodland Mall which was released as collateral from our senior secured credit facilities); and (v) requires the borrowers to pay to the lenders a $5.0 million remargin payment. We capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Forbearance Agreements

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of June 30, 2021, we had repaid all principal and interest deferrals.

Valley View Mall

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and have recorded the mortgage balance and an offsetting contract asset on our consolidated balance sheets as of June 30, 2021 and December 31, 2020, both of which will be eliminated when the property foreclosure sale is completed.

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at June 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at June 30, 2021. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.72% at June 30, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at June 30, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of June 30, 2021:

(in thousands of dollars)	Total	Remainder of 2021	2022-2023	2024-2025
Principal payments	$40,360	$9,691	$19,858	$10,811
Balloon payments	822,970	141,362	342,577	339,031
Total	863,330	$151,053	$362,435	$349,842
Less: unamortized debt issuance costs	1,431
Carrying value of mortgage notes payable	$861,899

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2021 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2021		2022-2023		2024-2025	Thereafter
Mortgage loans	$863,330	$151,053	(1)	$362,435		$349,842	$—
Term Loans	944,699	—		944,699	(2)	—	—
First Lien Revolving Facility	54,830	—		54,830		—	—
Interest on indebtedness(3)	121,901	33,327		70,894		17,680	—
Operating leases	10,240	634		1,993		1,730	5,883
Ground leases	52,401	860		3,168		3,103	45,270
Finance leases	6,415	494		1,971		1,878	2,072
Development and redevelopment commitments(4)	8,457	7,168		1,289		—	—
Total	$2,062,273	$193,536		$1,441,279		$374,233	$53,225
(1)	The 2021 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of June 30, 2021. We do not expect to pay the principal balance remaining.
(2)

Includes our First Lien Term Loan of $383.3 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $561.4 million, which includes estimated capitalized PIK interest based on current interest rates.

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

Interest Rate Derivative Agreements

As of June 30, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of June 30, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing on various dates through December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

During the six months ended June 30, 2021, we had three designated swaps mature. As of June 30, 2021, we had 10 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $9.4 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the six months ended June 30, 2021, we had four non-designated swaps mature. As of June 30, 2021, we had seven total derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $34.7 million for the six months ended June 30, 2021 compared to net cash used in operating activities of $3.7 million for the six months ended June 30, 2020. This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collection efforts of our outstanding accounts receivable in the first half of the current year, which are included in change in other assets in our statement of cash flows.

Cash flows used in investing activities were $14.4 million for the six months ended June 30, 2021 compared to cash flows used in investing activities of $46.6 million for the six months ended June 30, 2020. Cash flows used in investing activities for the six months ended June 30, 2021 included $5.3 million of additions to construction in progress and $9.3 million of investments in real estate improvements.

Cash flows used in investing activities for the six months ended June 30, 2020 included $21.9 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $29.7 million, investments in partnerships of $18.1 million (primarily at Fashion District Philadelphia), and real estate improvements of $15.9 million (primarily related to ongoing improvements at our properties).

Cash flows used in financing activities were $24.9 million for the six months ended June 30, 2021 compared to cash flows provided by financing activities of $79.6 million for the six months ended June 30, 2020. Cash flows used in financing activities for the six months ended June 30, 2021 included $14.7 million of principal payments on mortgage loans, $135.2 million in paydowns of Francis Scott Key and Viewmont Malls’ mortgages, along with $0.9 million of deferred financing costs paid for our Woodland Mall, Francis Scott Key Mall, and Viewmont Mall mortgage extensions. These were offset by $127.7 million proceeds from refinancing of the Francis Scott Key and Viewmont Malls mortgages. We also had $0.6 million of shares retired under our equity compensation plan, net of shares issued.

Cash flows provided by financing activities were $79.6 million for the first six months of 2020 and included $120.0 in net borrowings under our 2018 Revolving Facility. These were offset by aggregate dividends and distributions of $32.2 million, principal installments on mortgage loans of $6.4 million, and net repayments of term loans of $6.0 million.

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. Our malls and our other operating properties face competition from similar retail, destination dining and entertainment centers, including more recently developed or renovated centers that are near our properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. They also face competition for employees in the current highly constrained labor market, which could impact their operations and operating costs. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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
•

the frequency, severity and potential impact of extreme weather events at or near our properties, including potential property damage, some or all of which may not be covered by insurance, the potential effect on traffic and sales, and the potential increased costs of insurance coverage;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2021, our consolidated debt portfolio consisted of $861.9 million of fixed and variable rate mortgage loans (net of debt issuance costs), $54.8 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $383.3 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.2%, and $561.4 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at June 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at June 30, 2021. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 3.72% at June 30, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at June 30, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2021	$35,153	4.01%	$115,900		3.75%
2022	302,548	3.96%	999,530	(2)	7.39%
2023	59,887	3.99%	—		—
2024	6,405	4.04%	127,685		3.69%
2025 and thereafter	215,752	4.02%	—		—

(1)	Based on the weighted average interest rates in effect as of June 30, 2021 and does not include the effect of our interest rate swap derivative instruments as described below.
(2)	Includes term loan debt of $944.7 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.58% as of June 30, 2021.

As of June 30, 2021, we had $1,243.1 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of June 30, 2021, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.36% on a notional amount of $614.8 million, maturing on various dates through May 2023. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of our debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of our debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2021 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $28.7 million at June 30, 2021. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $12.9 million at June 30, 2021. Based on the variable rate debt included in our debt portfolio at June 30, 2021, a 100 basis point increase in interest rates would have resulted in an additional $6.3 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $6.3 million annually.

Because the information presented above includes only those exposures that existed as of June 30, 2021, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness identified in the fourth quarter of 2020, and designing changes intended to remediate the material weakness, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended June 30, 2021.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of August 6, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $27.4 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $1.84 per share, $1.80 per share and $1.72 per share, respectively.

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

10.1

Agency Resignation, Appointment, Acceptance and Waiver Agreement, dated as of April 13, 2021, among Wells Fargo Bank, National Association, Wilmington Savings Fund Society, FSB, PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and certain other financial institutions party thereto, relating to the First Lien Credit Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

10.2

Agency Resignation, Appointment, Acceptance and Waiver Agreement, dated as of April 13, 2021, among Wells Fargo Bank, National Association, Wilmington Savings Fund Society, FSB, PREIT Associates, L.P., PREIT-RUBIN, Inc., PREIT, and certain other financial institutions party thereto, relating to the Second Lien Credit Agreement, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

10.3+

Amended and Restated Employment Agreement with Joseph F. Coradino, dated as of May 12, 2021, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

10.4+

Restricted Share Unit and Outperformance Unit Award Agreement with Joseph F. Coradino, dated as of May 12, 2021, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

10.5+	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 3, 2021, is incorporated herein by reference.
31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 6, 2021
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

		By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer