Form 10-Q
period 2021-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2021-11-05
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 3, 2021, 80,200,236 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
(in thousands, except per share amounts)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,175,442	$3,168,536
Construction in progress	44,671	46,285
Land held for development	4,339	5,516
Total investments in real estate	3,224,452	3,220,337
Accumulated depreciation	(1,388,330)	(1,308,427)
Net investments in real estate	1,836,122	1,911,910
INVESTMENTS IN PARTNERSHIPS, at equity:	19,947	27,066
OTHER ASSETS:
Cash and cash equivalents	28,975	43,309
Tenant and other receivables	36,102	54,532
Intangible assets (net of accumulated amortization of $20,220 and $19,187 at September 30, 2021 and December 31, 2020, respectively)	10,359	11,392
Deferred costs and other assets, net	134,967	127,593
Assets held for sale	3,626	1,384
Total assets	$2,070,098	$2,177,186
LIABILITIES:
Mortgage loans payable, net	$856,986	$884,503
Term Loans, net	945,456	908,473
Revolving Facilities	54,830	54,830
Tenants’ deposits and deferred rent	9,075	8,899
Distributions in excess of partnership investments	69,627	76,586
Fair value of derivative instruments	13,060	23,292
Accrued expenses and other liabilities	91,062	93,663
Total liabilities	2,040,096	2,050,246
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $94,201 and $89,430 at September 30, 2021 and December 31, 2020, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $188,025 and $178,710 at September 30, 2021 and December 31, 2020, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $135,743 and $129,297 at September 30, 2021 and December 31, 2020, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 80,200 and 79,537 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	80,200	79,537
Capital contributed in excess of par	1,775,959	1,771,777
Accumulated other comprehensive loss	(12,876)	(20,620)
Distributions in excess of net income	(1,804,710)	(1,699,638)
Total equity – Pennsylvania Real Estate Investment Trust	38,727	131,210
Noncontrolling interest	(8,725)	(4,270)
Total equity	30,002	126,940
Total liabilities and equity	$2,070,098	$2,177,186

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
REVENUE:
Real estate revenue:
Lease revenue	$65,543	$58,473	$193,563	$178,313
Expense reimbursements	4,650	4,040	12,436	11,321
Other real estate revenue	1,400	1,336	4,828	4,803
Total real estate revenue	71,593	63,849	210,827	194,437
Other income	143	340	430	764
Total revenue	71,736	64,189	211,257	195,201
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(26,408)	(27,688)	(79,899)	(80,418)
Utilities	(3,749)	(3,530)	(9,573)	(8,971)
Other property operating expenses	(1,972)	(1,827)	(6,580)	(5,699)
Total property operating expenses	(32,129)	(33,045)	(96,052)	(95,088)
Depreciation and amortization	(29,142)	(34,420)	(88,667)	(95,597)
General and administrative expenses	(14,453)	(9,526)	(39,819)	(30,790)
Provision for employee separation expenses	(39)	(60)	(279)	(1,173)
Insurance recoveries, net	—	—	670	586
Project costs and other expenses	(27)	(124)	(206)	(287)
Total operating expenses	(75,790)	(77,175)	(224,353)	(222,349)
Interest expense, net	(32,426)	(20,260)	(95,135)	(54,300)
Gain on debt extinguishment, net	—	—	4,587	—
Gain on derecognition of property	—	7,006	—	7,006
Impairment of assets	(262)	—	(1,564)	—
Reorganization expenses	—	—	(267)	—
Total expenses	(108,478)	(90,429)	(316,732)	(269,643)
Loss before equity in loss of partnerships, (loss) gain on sales of real estate by equity method investee, (loss) gain on sales of real estate, net, and gain (loss) on sales of interests in non operating real estate	(36,742)	(26,240)	(105,475)	(74,442)
Equity in loss of partnerships	(1,429)	(3,259)	(2,429)	(2,798)
(Loss) gain on sales of real estate by equity method investee	(10)	—	1,337	—
(Loss) gain on sales of real estate, net	(217)	(94)	(1,191)	11,169
Gain (loss) on sales of interests in non operating real estate	—	16	—	(174)
Net loss	(38,398)	(29,577)	(107,758)	(66,245)
Less: net loss attributable to noncontrolling interest	669	734	2,686	1,996
Net loss attributable to PREIT	(37,729)	(28,843)	(105,072)	(64,249)
Less: cumulative preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Net loss attributable to PREIT common shareholders	$(44,572)	$(35,686)	$(125,603)	$(84,780)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(38,398)	$(29,577)	$(107,758)	$(66,245)
Noncontrolling interest	669	734	2,686	1,996
Cumulative preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Dividends on unvested restricted shares	—	—	—	(363)
Net loss used to calculate loss per share—basic and diluted	$(44,572)	$(35,686)	$(125,603)	$(85,143)
Basic and diluted loss per share:	$(0.56)	$(0.46)	$(1.60)	$(1.10)

(in thousands of shares)
Weighted average shares outstanding—basic	79,184	77,401	78,330	77,149
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	79,184	77,401	78,330	77,149

(1) The Company had net losses used to calculate earnings per share for the three and nine months ended September 30, 2021 and 2020. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Comprehensive loss:
Net loss	$(38,398)	$(29,577)	$(107,758)	$(66,245)
Unrealized gain (loss) on derivatives	2,634	4,053	7,903	(15,750)
Amortization of settled swaps	4	3	9	73
Total comprehensive loss	(35,760)	(25,521)	(99,846)	(81,922)
Less: comprehensive loss attributable to noncontrolling interest	630	138	2,518	2,401
Comprehensive loss attributable to PREIT	$(35,130)	$(25,383)	$(97,328)	$(79,521)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Nine Months Ended

September 30, 2021 and 2020

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$79,537	$1,771,777	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive income	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plan, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	$86,238	$35	$69	$50	$79,260	$1,772,728	$(18,080)	$(1,742,384)	$(5,440)
Net loss	(25,380)	—	—	—	—	—	—	(24,597)	(783)
Other comprehensive income	2,670	—	—	—	—	—	2,605	—	65
Amortization of deferred compensation	1,149	—	—	—		1,149	—	—	—
Other changes in noncontrolling interest, net	38	—	—	—	—	—	—	—	38
Balance June 30, 2021	$64,715	$35	$69	$50	$79,260	$1,773,877	$(15,475)	$(1,766,981)	$(6,120)
Net loss	(38,398)	—	—	—	—	—	—	(37,729)	(669)
Other comprehensive income	2,638	—	—	—	—	—	2,599	—	39
Shares issued under Operating Partnership units	—	—	—	—	940	1,035	—	—	(1,975)
Amortization of deferred compensation	1,047	—	—	—	—	1,047	—	—	—
Balance September 30, 2021	$30,002	$35	$69	$50	$80,200	$1,775,959	$(12,876)	$(1,804,710)	$(8,725)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(13,549)	—	—	—	—	—	—	(13,033)	(516)
Other comprehensive loss	(19,746)	—	—	—	—	—	(19,240)	—	(506)
Shares issued under employee compensation plans, net of shares retired	(42)	—	—	—	1,290	(1,332)	—	—	—
Amortization of deferred compensation	1,624	—	—	—	—	1,624	—	—	—
Dividends paid to common shareholders ($0.21 per share)	(16,492)	—	—	—	—	—	—	(16,492)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.21 per unit)	(411)	—	—	—	—	—	—	—	(411)
Balance March 31, 2020	$371,965	$35	$69	$50	$78,840	$1,767,175	$(31,796)	$(1,444,721)	$2,313
Net loss	(23,119)	—	—	—	—	—	—	(22,374)	(745)
Other comprehensive income (loss)	12	—	—	—	—	—	508	—	(496)
Shares issued under employee compensation plans, net of shares retired	114	—	—	—	620	(506)	—	—	—
Amortization of deferred compensation	1,670	—	—	—	—	1,670	—	—	—
Dividends paid to common shareholders ($0.02 per share)	(1,589)	—	—	—	—	—	—	(1,589)	—
Dividends paid to Series B preferred shareholders ($0.4609 per share)	(1,591)	—	—	—	—	—	—	(1,591)	—
Dividends paid to Series C preferred shareholders ($0.45 per share)	(3,105)	—	—	—	—	—	—	(3,105)	—
Dividends paid to Series D preferred shareholders ($0.4297 per share)	(2,148)	—	—	—	—	—	—	(2,148)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(40)	—	—	—	—	—	—	—	(40)
Balance June 30, 2020	$342,169	$35	$69	$50	$79,460	$1,768,339	$(31,288)	$(1,475,528)	$1,032
Net loss	(29,577)	—	—	—	—	—	—	(28,843)	(734)
Other comprehensive income	4,056	—	—	—	—	—	3,460	—	596
Shares issued under employee compensation plans, net of shares retired	34	—	—	—	30	4	—	—	—
Amortization of deferred compensation	1,727	—	—	—	—	1,727	—	—	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.02 per unit)	(14)	—	—	—	—	—	—	—	(14)
Balance September 30, 2020	$318,395	$35	$69	$50	$79,490	$1,770,070	$(27,828)	$(1,504,371)	$880

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2021	2020
Cash flows from operating activities:
Net loss	$(107,758)	$(66,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	83,571	89,115
Amortization	6,581	10,154
Straight-line rent adjustments	72	(1,779)
Amortization of deferred compensation	3,516	5,021
Gain on debt extinguishment, net	(4,587)	—
Paid-in-kind interest	35,690	—
Gain on derecognition of property	—	(7,006)
Gain on hedge ineffectiveness	(2,329)	—
Loss (gain) on sales of interests in real estate and non-operating real estate, net	1,191	(10,995)
Equity in loss of partnerships	2,429	2,798
Gain on sales of real estate by equity method investee	(1,337)	—
Cash distributions from partnerships	198	1,285
Impairment of real estate assets	1,564	—
Change in assets and liabilities:
Net change in other assets	15,618	(30,657)
Net change in other liabilities	3,780	(514)
Net cash provided by (used in) operating activities	38,199	(8,823)
Cash flows from investing activities:
Cash proceeds from sales of real estate	4,076	21,951
Investments in real estate improvements	(12,563)	(16,429)
Additions to construction in progress	(5,451)	(31,478)
Investments in partnerships	(1,131)	(30,228)
Capitalized leasing costs	(61)	(150)
Additions to leasehold improvements and corporate fixed assets	(70)	(4,863)
Net cash used in investing activities	(15,200)	(61,197)
Cash flows from financing activities:
Net borrowings under the Restructured Revolver	—	120,000
Net repayments to term loans	(4,027)	(12,000)
Repayments of finance lease liabilities	(514)	(487)
Proceeds from notes payable	—	4,536
Repayments of mortgage loans	(135,155)	—
Proceeds from mortgage loans	127,685	—
Principal installments on mortgage loans	(19,679)	(9,535)
Net borrowings under bridge facility	—	22,500
Payment of deferred financing costs	(1,030)	(35)
Value of shares of beneficial interest issued	—	572
Dividends paid to common shareholders	—	(18,081)
Dividends paid to preferred shareholders	—	(13,688)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	—	(465)
Value of shares retired under equity incentive plans, net of shares issued	(648)	(466)
Net cash (used in) provided by financing activities	(33,368)	92,851
Net change in cash, cash equivalents, and restricted cash	(10,369)	22,831
Cash, cash equivalents, and restricted cash, beginning of period	51,231	19,629
Cash, cash equivalents, and restricted cash, end of period	$40,862	$42,460

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2021, our portfolio consists of a total of 25 properties operating in eight states, including 20 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2021, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2021, the total amount that would have been distributed would have been $2.0 million, which is calculated using our September 30, 2021 closing share price on the New York Stock Exchange (the “NYSE”) of $1.94 multiplied by the number of outstanding OP Units held by limited partners, which was 1,030,510 as of September 30, 2021 after the issuance of 945,417 common shares in exchange for a like number of OP Units on July 20, 2021. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including throughout the remainder of 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Significant uncertainty remains with regard to the duration and impact of the COVID-19 pandemic and its resulting impact on the economy and day-to-day life and business operations. In particular, the duration and impact of COVID-19 will depend on a variety of factors as conditions continue to fluctuate around the country, with vaccination rates, spikes in infections and restrictions on activities and recommended protocols continuing to vary and evolve. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines and booster requirements, including in response to new, and potentially more aggressive, strains or variants. In some instances, certain markets have independently implemented new restrictions as a result of break-through cases and the increased spread of such new strains and variants, including the Delta variant. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur, or that limitations on operations will be imposed. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased personnel related general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open since July 3, 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19. Despite the increased vaccination rates in the country, some of our tenants are still operating at reduced capacity. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, and certain variants thereof, vaccination rates in regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. We continue to experience uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The ongoing impact of COVID-19 on the economy and market conditions, together with the resulting closures of our properties and the delayed and/or limited reopening of some tenants was deemed to be a triggering event as of June 30, 2020, September 30, 2020, and December 31, 2020, which led to impairment reviews and assessment of the undiscounted future cash flows for each of the respective quarters of 2020. During the nine months ended September 30, 2021, certain of our properties had triggering events due to various indicators of impairment, but passed our undiscounted future cash flow assessment except for Valley View Center and Monroe Marketplace. Valley View Center was a retail property we owned and is located adjacent to Valley View Mall. As a result of a reduced holding period assumption, we recorded an impairment on Valley View Center, which was classified as held for sale as of June 30, 2021 and sold in August 2021. A parcel of land located adjacent to Monroe Marketplace, a retail property that we used to own, is classified as held for sale as of September 30, 2021. As a result of a reduced holding period assumption, we recorded an impairment on the land parcel. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2021 and December 31, 2020 were comprised of the following:

(in thousands of dollars)	September 30, 2021	December 31, 2020
Buildings, improvements and construction in progress	$2,766,974	$2,757,234
Land, including land held for development	457,478	463,103
Total investments in real estate	3,224,452	3,220,337
Accumulated depreciation	(1,388,330)	(1,308,427)
Net investments in real estate	$1,836,122	$1,911,910

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Development/Redevelopment Activities:
Interest (1)	$21	$489	$168	$1,844
Compensation	21	25	83	416
Real estate taxes	(58)	29	—	255
Leasing Activities:
Compensation, including commissions (2)	34	—	61	164

(1) Includes interest capitalized on investments in partnerships under development.

(2) The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Impairment of Assets

In October 2021, we entered into a purchase and sale agreement to sell a parcel of land at Monroe Marketplace. In connection with this transaction, we recorded an impairment loss of $0.3 million due to excess carrying value over the sale price. The asset was classified as held for sale as of September 30, 2021 as we concluded that we will likely complete the sale transaction within one year. These assets are included in assets held for sale in the consolidated balance sheet and the impairment loss is included in impairment of assets in the consolidated statement of operations for the three and nine months ended September 30, 2021.

Dispositions

Valley View Center

In August 2021, the Company closed on the sale of Valley View Center for $3.5 million, which we had classified as held for sale as of June 30, 2021. In connection with the classification as held for sale, we recorded an impairment loss of $1.3 million due to excess carrying value over the sale price as of June 30, 2021.

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

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheets as of September 30, 2021 and December 31, 2020. The mortgage principal balance was $27.2 million at September 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets was a non-cash conversion of assets, which had no impact on the Company’s cash flows.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of September 30, 2021 and December 31, 2020:

(in thousands of dollars)	September 30, 2021	December 31, 2020
ASSETS:
Investments in real estate, at cost:
Operating properties	$844,214	$824,328
Construction in progress	7,786	20,632
Total investments in real estate	852,000	844,960
Accumulated depreciation	(240,713)	(224,641)
Net investments in real estate	611,287	620,319
Cash and cash equivalents	51,433	28,060
Deferred costs and other assets, net	163,575	161,465
Total assets	826,295	809,844
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	496,257	491,119
FDP Term Loan, net	194,603	201,000
Partnership Loan	109,897	100,000
Other liabilities	139,904	132,715
Total liabilities	940,661	924,834
Net investment	(114,366)	(114,990)
Partners’ share	(57,984)	(59,080)
PREIT’s share	(56,382)	(55,910)
Excess investment (1)	6,702	6,390
Net investments and advances	$(49,680)	$(49,520)
Investment in partnerships, at equity	$19,947	$27,066
Distributions in excess of partnership investments	(69,627)	(76,586)
Net investments and advances	$(49,680)	$(49,520)

_____________________

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income (loss) of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in loss of partnerships for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Real estate revenue	$27,790	$24,198	$85,827	$75,484
Expenses:
Property operating and other expenses	(11,878)	(13,924)	(35,759)	(35,884)
Interest expense (1)	(11,309)	(6,038)	(33,104)	(18,008)
Depreciation and amortization	(6,715)	(10,570)	(20,051)	(25,965)
Total expenses	(29,902)	(30,532)	(88,914)	(79,857)
Net loss	(2,112)	(6,334)	(3,087)	(4,373)
Less: Partners’ share	719	3,183	810	1,884
PREIT’s share	(1,393)	(3,151)	(2,277)	(2,489)
Amortization of excess investment	(36)	(108)	(152)	(309)
Equity in loss of partnerships	$(1,429)	$(3,259)	$(2,429)	$(2,798)

(1) Net of capitalized interest expense of $92 and $467 for the three months ended September 30, 2021 and 2020, respectively, and $338 and $2,394 for the nine months ended September 30, 2021 and 2020, respectively.

Fashion District Philadelphia

Sale of 801 Market Street, Unit 202

In May 2021, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), sold, through a subsidiary, a portion of an asset at Fashion District Philadelphia (“FDP”) for $5.3 million. The sale resulted in a gain of $2.6 million for the joint venture, our share of which is $1.3 million at a 50% share. The gain is recorded in gain on sales of real estate by equity method investee in our consolidated statements of operations for the nine months ended September 30, 2021.

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

As of September 30, 2021, we had borrowed $953.8 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2021 is net of $8.3 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of September 30, 2021 was $75.2 million.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements and the Restructured Credit Agreements for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Revolving Facilities:
Interest expense	$560	$3,505	$1,663	$8,363
Deferred financing amortization	299	278	896	830
Term Loans:
Interest expense (1)	21,726	6,931	62,891	18,230
Deferred financing amortization	1,784	910	5,346	1,297

(1)
For the three and nine months ended September 30, 2021, $12.3 million and $35.7 million, respectively, in interest under the Second Lien Term Loan Facility was not paid in cash, but capitalized to the principal balance of the loan.

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

Letters of credit and the proceeds of revolving loans may be used (i) to refinance indebtedness under the Bridge Credit Agreement (which agreement was cancelled and refinanced upon our entry into the Credit Agreements), (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

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

As of September 30, 2021, we were in compliance with all financial covenants under the Credit Agreements.

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

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$857.0	$838.1	$884.5	$873.2

(1) The carrying value of mortgage loans is net of unamortized debt issuance costs of $1.4 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

The consolidated mortgage loans contain various customary default provisions. As of September 30, 2021, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

Mortgage Loan Activity

Francis Scott Key Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Francis Scott Key Mall, in Frederick, Maryland, which provided for a reduction in principal balance from property cash on hand to $60.5 million, an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the mortgage loan balance until certain requirements are met. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Viewmont Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our $67.2 million mortgage loan secured by our property at Viewmont Mall in Scranton, Pennsylvania, which provides for an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the mortgage loan balance until certain requirements are met. The Company capitalized $0.5 million of lender fees as additional debt issuance costs in connection with the amendment.

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

Forbearance Agreements

During 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned from four to six months . The repayment periods ranged from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also imposed certain additional informational reporting requirements during the applicable modification periods. As of September 30, 2021, we had repaid all principal and interest deferrals.

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

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable had a maturity date on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest were deferred until at least August 2021. Interest on the Note Payable accrued at a rate of 1.0% per annum, and the interest accrued throughout the period the Note Payable was outstanding, until the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. In April 2021, we submitted our loan forgiveness application. On June 10, 2021, we were notified that the full principal balance and accrued interest under our PPP loan were forgiven. As a result, during the second quarter of 2021, we recorded a gain on debt extinguishment of $4.6 million.

5. CASH FLOW INFORMATION

Cash paid for interest was $53.1 million and $46.6 million for the nine months ended September 30, 2021 and 2020, respectively, net of amounts capitalized of $0.2 million and $1.8 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Term Loan were $4.0 million for the nine months ended September 30, 2021. We had no borrowings on our First Lien Revolving Facility for the nine months ended September 30, 2021. Aggregate borrowings on our Restructured Revolver were $120.0 million for the nine months ended September 30, 2020 with no paydowns.

Accrued construction costs decreased by $1.1 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of September 30, 2021 and 2020.

	September 30,
(in thousands of dollars)	2021	2020
Cash and cash equivalents	$28,975	$36,373
Restricted cash included in other assets	11,887	6,087
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,862	$42,460

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

During the nine months ended September 30, 2021, we had three designated swaps mature. As of September 30, 2021, we had ten total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $8.4 million will be reclassified as an increase to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the nine months ended September 30, 2021, we had four non-designated swaps mature. As of September 30, 2021, we had seven total derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of September 30, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of September 30, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing in December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of September 30, 2021 and December 31, 2020 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at September 30, 2021 (in millions of dollars)	Aggregate Fair Value at September 30, 2021 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2020 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2021	$139.8	$(0.6)	$(3.0)	2.29%
2023	300.0	(11.7)	(17.2)	2.70%
Non-designated Hedges
Interest Rate Swaps
2021	175.0	(0.8)	(3.1)	1.85%
Total	$614.8	$(13.1)	$(23.3)	2.36%

(1)
As of September 30, 2021 and December 31, 2020, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(0.4)	$0.3	$3.0	$3.7	$(0.4)	$(22.1)	$8.6	$6.4

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2021	2020	2021	2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(32.4)	$(20.3)	$(95.1)	$(54.3)
Amount of (loss) gain reclassified from accumulated other comprehensive income into interest expense	$3.0	$3.7	$8.6	$6.4

The impact of our non-designated swaps resulted in a loss of approximately $35 thousand and $129 thousand for the three and nine months ended September 30, 2021, respectively, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of September 30, 2021, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2021, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $13.1 million. If we had breached any of the default provisions in these agreements as of September 30, 2021, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $14.8 million. We had not breached any of these provisions as of September 30, 2021.

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

The following tables present additional information pertaining to the Company’s leases:

	Three Months Ended September 30,
	2021				2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$202	$—	$—	$202	$209	$—	$—	$209
Interest on lease liabilities	59	—	—	59	68	—	—	68
Operating lease costs	—	436	306	742	—	436	333	769
Variable lease costs	—	45	217	262	—	44	60	104
Total lease costs	$261	$481	$523	$1,265	$277	$480	$393	$1,150

	Nine Months Ended September 30,
	2021				2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$607	$—	$—	$607	$621	$—	$—	$621
Interest on lease liabilities	184	—	—	184	215	—	—	215
Operating lease costs	—	1,309	944	2,253	—	1,309	1,008	2,317
Variable lease costs	—	135	387	522	—	129	142	271
Total lease costs	$791	$1,444	$1,331	$3,566	$836	$1,438	$1,150	$3,424

Other information related to leases as of and for the nine months ended September 30, 2021 and 2020 are as follows:

(in thousands of dollars)	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$184	$208
Operating cash flows used for operating leases	$2,028	$1,552
Financing cash flows used for finance leases	$560	$526
Weighted average remaining lease term-finance leases (months)	77	89
Weighted average remaining lease term-operating leases (months)	292	300
Weighted average discount rate-finance leases	4.33%	4.35%
Weighted average discount rate-operating leases	6.43%	6.43%

Future payments against lease liabilities as of September 30, 2021 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
October 1 to December 31, 2021	$247	$708	$955
2022	988	2,605	3,593
2023	983	2,556	3,539
2024	949	2,471	3,420
2025	929	2,362	3,291
Thereafter	2,072	51,152	53,224
Total undiscounted lease payments	6,168	61,854	68,022
Less imputed interest	(799)	(32,079)	(32,878)
Total lease liabilities	$5,369	$29,775	$35,144

As Lessor

As of September 30, 2021, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
October 1 to December 31, 2021	$66,295
2022	246,661
2023	220,588
2024	191,663
2025	157,493
Thereafter	474,733
$1,357,433

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $5.4 million, including $2.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of September 30, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $34.2 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $2.30 per share, $2.25 per share and $2.15 per share, respectively.

Property Damage from Natural and Other Disasters

During the nine months ended September 30, 2021, we recorded net insurance recoveries of $0.7 million as a result of recoveries received to repair damages that occurred in 2020.

During the nine months ended September 30, 2020, Cherry Hill Mall in Cherry Hill, New Jersey experienced a power outage due to the failure of an underground high voltage cable, which required the use of backup generator power. We recorded net costs of approximately $0.6 million during the nine months ended September 30, 2020 as a result of the power outage, and received recoveries of $0.6 million in April 2020.

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

We currently own interests in 25 retail properties, of which 24 are operating properties and one is a development property. The 24 operating properties include 20 shopping malls and four other retail properties, have a total of 19.7 million square feet and are located in eight states. We and partnerships in which we hold an interest own 15.2 million square feet at these properties (excluding space owned by anchors or third parties).

There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.8 million square feet, of which we own 11.6 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.9 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property. As discussed further in Notes 2 and 4 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes Exton Square Mall and Valley View Mall as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Our primary business is owning, operating and redeveloping shopping malls, which we do primarily through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have increased the portion of our mall properties that are leased to non-traditional mall tenants, including life sciences, healthcare, supermarkets, fulfillment centers and self-storage facilities.

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

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including throughout the remainder of 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Significant uncertainty remains with regard to the duration and impact of the COVID-19 pandemic and its resulting impact on the economy and day-to-day life and business operations. In particular, the duration and impact of COVID-19 will depend on a variety of factors as conditions continue to fluctuate around the country, with vaccination rates, spikes in infections and restrictions on activities and recommended protocols continuing to vary and evolve. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third quarter of 2021. New or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions and overall uncertainty about the timing and widespread availability, acceptance, and efficacy of vaccines and booster requirements, including in response to new, and potentially more aggressive, strains and variants. In some instances, certain markets have independently implemented new restrictions as a result of break-through cases and the increased spread of such new strains and variants, including the Delta variant. As such, as the pandemic continues and potentially intensifies or we experience resurgences, it is possible that additional closures will occur or limitations on operations will be imposed.

All of our properties have remained open since the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. As of September 30, 2021, we had cash receipts of 92% of billed third quarter 2021 rents, an increase from cash receipts of 88% and 81% of billed rents as of June 30, 2021 and March 31, 2021, respectively. Including collections of other months’ rents, we collected 119% of our billed third quarter 2021 rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, and certain variants thereof, vaccination rates in regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. We continue to experience uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if these restrictions have been relaxed at all, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

Net loss for the three months ended September 30, 2021 was $38.4 million compared to net loss of $29.6 million for the three months ended September 30, 2020. This $8.8 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $4.9 million; (b) an increase in interest expense of $12.2 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; and (c) a decrease in gain on derecognition of property of $7.0 million. These decreases were partially offset by an increase in real estate revenue of $7.8 million, a decrease in equity in loss of partnerships of $1.8 million, and a decrease in depreciation and amortization expenses of $5.3 million.

Net loss for the nine months ended September 30, 2021 was $107.8 million compared to net loss of $66.2 million for the nine months ended September 30, 2020. This $41.6 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $9.0 million; (b) an increase in interest expense of $40.8 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; and (c) a decrease in gain on derecognition of property of $7.0 million. These decreases were partially offset by an increase in real estate revenue of $16.4 million.

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

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2021 (through September 30, 2021)
Consolidated properties	5	10	331,314	$1,589	4	17,759	$370
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	5	11	335,360	$1,646	5	21,805	$427
2020 (Full Year)
Consolidated properties	17	91	2,068,153	$18,604	39	389,696	$6,771
Unconsolidated properties	18	31	468,164	3,747	13	162,378	2,093
Total	23	122	2,536,317	$22,351	52	552,074	$8,864

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2021.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations. In the first quarter of 2020, Dick’s Sporting Goods at Valley Mall opened. At Plymouth Meeting Mall, we opened Michael’s in 2020 and Shake Shack and Ideal Image in 2021. In the second quarter of 2021, we opened Power Warehouse at Cumberland Mall. We also opened an Aldi at Dartmouth Mall in the third quarter of 2021.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants, including life sciences, healthcare, supermarkets, fulfillment centers and self-storage facilities. Approximately 30% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. Some of these changes may result in the redevelopment of all or a portion of our properties. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $44.7 million as of September 30, 2021.

As of September 30, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $5.4 million, including $2.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

During the nine months ended September 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale as of June 30, 2021 and eventual sale in August 2021 (see Note 2 to our unaudited consolidated financial statements for details). Valley View Center is a retail property adjacent to Valley View Mall that we previously owned. The impairment loss is included in impairment of assets in the consolidated statement of operations for the nine months ended September 30, 2021.

During the three months ended September 30, 2021, we entered into a purchase and sale agreement to sell a parcel of land at Monroe Marketplace. In connection with this transaction, we recorded an impairment loss of $0.3 million due to excess carrying value over the sale price. The asset was classified as held for sale as of September 30, 2021 as we concluded that we will likely complete the sale transaction within one year. These assets are included in assets held for sale in the consolidated balance sheet and the impairment loss is included in impairment of assets in the consolidated statement of operations for the three and nine months ended September 30, 2021.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended September 30, 2021 was $38.4 million compared to net loss of $29.6 million for the three months ended September 30, 2020. This $8.8 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $4.9 million; (b) an increase in interest expense of $12.2 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; and (c) a decrease in gain on derecognition of property of $7.0 million. These decreases were partially offset by an increase in real estate revenue of $7.8 million, a decrease in equity in loss of partnerships of $1.8 million, and a decrease in depreciation and amortization expenses of $5.3 million.

Net loss for the nine months ended September 30, 2021 was $107.8 million compared to net loss of $66.2 million for the nine months ended September 30, 2020. This $41.6 million increase in net loss was primarily due to: (a) an increase in general and administrative expenses of $9.0 million; (b) an increase in interest expense of $40.8 million driven by higher overall outstanding debt balances and higher interest rates in connection with our debt modifications in 2020; and (c) a decrease in gain on derecognition of property of $7.0 million. These decreases were partially offset by an increase in real estate revenue of $16.4 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2021 and 2020:

	Occupancy(1) at September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2021	2020	2021	2020	2021	2020
Retail portfolio weighted average: (3)
Total excluding anchors	88.3%	88.1%	83.0%	85.0%	86.7%	87.2%
Total including anchors	89.6%	92.3%	86.2%	87.9%	88.8%	91.3%
Core Malls weighted average: (4)
Total excluding anchors	90.4%	90.0%	84.0%	81.9%	89.7%	89.1%
Total including anchors	90.5%	93.8%	89.0%	87.6%	90.3%	93.2%

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

(4) Core Malls excludes Exton Square Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2021:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	33	59,939	4.6	$47.45	N/A	N/A		N/A	7.06
Over 10k sf	3	38,292	3.8	6.61	N/A	N/A	N/A	N/A	0.07
Total New Leases	36	98,231	4.3	31.53	N/A	N/A	N/A	N/A	4.63

Renewal Leases
Under 10k sf	14	42,711	3.7	43.81	45.00	(1.19)	(2.6%)	(2.3%)	-
Over 10k sf	-	-	-	-	-	-	0.0%	0.0%	-
Total Fixed Rent	14	42,711	3.7	43.81	45.00	(1.19)	(2.6%)	(2.3%)	-
Total Percentage in Lieu	6	18,403	2.4	24.56	23.18	1.38	6.0%	0.0%	-
Total Renewal Leases	20	61,114	3.3	38.01	38.43	(0.42)	(1.1%)	N/A	-
Total Non Anchor (4)	56	159,345	3.9	34.01

Anchor
New Leases	2	224,594	5.7	4.50	N/A	N/A	N/A	N/A	1.45
Renewal Leases	1	40,332	2.0	23.12	25.00	(1.88)	(7.5%)	N/A	-
Total	3	264,926	4.5	$7.33

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

(4) Includes 6 leases and 11,084 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2021:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	114	256,188	4.9	$42.83	N/A	N/A	N/A	N/A	$4.95
Over 10k sf	8	225,747	17.5	8.85	N/A	N/A	N/A	N/A	1.09
Total New Leases	122	481,935	10.8	$26.91	N/A	N/A	0.0%	0.0%	$2.02

Renewal Leases
Under 10k sf	120	239,438	3.7	59.82	65.11	(5.28)	(8.1%)	(5.3%)	-
Over 10k sf	8	302,597	4.7	21.23	19.68	1.55	7.9%	10.1%	-
Total Fixed Rent	128	542,035	4.3	38.28	39.75	(1.47)	(3.7%)	(1.1%)	-
Total Percentage in Lieu	59	260,956	1.6	23.48	25.79	(2.31)	(8.9%)		-
Total Renewal Leases	187	802,991	3.4	33.47	35.21	(1.74)	(4.9%)		-
Total Non Anchor (4)	309	1,284,926	6.2	31.01

Anchor
New Leases	4	409,684	6.1	3.40	N/A	N/A	N/A	N/A	0.95
Renewal Leases	6	690,850	4.5	5.51	5.61	(0.10)	(1.8%)	N/A	-
Total	10	1,100,534	5.1	$4.72

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

(4) Includes 26 leases and 91,038 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		% Change 2020 to 2021	Nine Months Ended September 30,		% Change 2020 to 2021
(in thousands of dollars)	2021	2020		2021	2020
Real estate revenue	$71,593	$63,849	12.1%	$210,827	$194,437	8.4%
Property operating expenses	(32,129)	(33,045)	(2.8)%	(96,052)	(95,088)	1.0%
Other income	143	340	(57.9)%	430	764	(43.7)%
Depreciation and amortization	(29,142)	(34,420)	(15.3)%	(88,667)	(95,597)	(7.2)%
General and administrative expenses	(14,453)	(9,526)	51.7%	(39,819)	(30,790)	29.3%
Provision for employee separation expenses	(39)	(60)	(35.0)%	(279)	(1,173)	(76.2)%
Insurance recoveries, net	—	—	0.0%	670	586	14.3%
Project costs and other expenses	(27)	(124)	(78.2)%	(206)	(287)	(28.2)%
Interest expense, net	(32,426)	(20,260)	60.0%	(95,135)	(54,300)	75.2%
Reorganization expenses	—	—	100.0%	(267)	—	100.0%
Gain on debt extinguishment, net	—	—	100.0%	4,587	—	100.0%
Gain on derecognition of property	—	7,006	(100.0)%	—	7,006	(100.0)%
Impairment of assets	(262)	—	100.0%	(1,564)	—	100.0%
Equity in loss of partnerships	(1,429)	(3,259)	(56.2)%	(2,429)	(2,798)	(13.2)%
(Loss) on sales of real estate by equity method investee	(10)	—	100.0%	1,337	—	100.0%
(Loss) gain on sales of real estate, net	(217)	(94)	130.9%	(1,191)	11,169	(110.7)%
Gain on sales of interests in non operating real estate	—	16	(100.0)%	—	(174)	(100.0)%
Net loss	$(38,398)	$(29,577)	29.8%	$(107,758)	$(66,245)	62.7%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in loss of partnerships.”

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Contractual lease payments:
Base rent	$47,998	$47,258	$143,529	$136,085
CAM reimbursement income	8,485	8,974	25,146	29,043
Real estate tax income	6,941	7,999	20,562	25,015
Percentage rent	1,376	84	1,581	84
Lease termination revenue	829	2,011	1,487	2,236
	65,629	66,326	192,305	192,463
Less: credit (losses) recoveries	(86)	(7,853)	1,259	(14,149)
Lease revenue	65,543	58,473	193,564	178,314
Expense reimbursements	4,650	4,040	12,436	11,321
Other real estate revenue	1,400	1,336	4,828	4,802
Total real estate revenue	$71,593	$63,849	$210,828	$194,437

Real Estate Revenue

Real estate revenue increased by $7.8 million, or 12.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to:

•
a decrease of $7.5 million in same store credit losses due to substantial credit losses compared to the prior year period due to non-payment of charges for the three months ended September 30, 2020;
•
an increase of $1.3 million in same store percentage rent;
•
an increase of $1.1 million in same store base rent resulting from a $2.2 million increase associated with the COVID-19 related mall closures and associated rent abatements and reduced percent of sales revenue in the three months ended September 30, 2020, partially offset by a decrease of $0.6 million from net new store openings and lease modifications over the previous twelve months and a decrease of $0.5 million related to tenant bankruptcies in 2020 and 2021;
•
an increase of $0.6 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”) compared to the prior year period when stores reopened with reduced operating hours; and
•
an increase of $0.1 million in same store other real estate revenue due to promotional revenues in the common areas and parking lots; partially offset by
•
a decrease of $1.3 million in same store lease termination revenue, including $2.0 million from the termination of leases with five tenants during 2020, partially offset by $0.7 million received from four tenants during 2021;
•
a decrease of $1.0 million in same store real estate tax reimbursements due to bankruptcy and COVID-related store closings and rental concessions to some tenants whereby the terms of the leases were modified to no longer require expense reimbursements, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”);
•
a decrease of $0.4 million in same store common area expense reimbursements, including a decrease in same store common area reimbursements of $0.3 million due to bankruptcy and COVID-related store closings and rental concessions no longer requiring expense reimbursements, as well as a decrease of $0.1 million associated with the straight lining of fixed common area expense reimbursements; and
•
a decrease of $0.1 million at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of assets at Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and the sale of the strip center in the third quarter of 2021, partially offset by a decrease in credit losses at Exton Square Mall.

Real estate revenue increased by $16.3 million, or 8.4%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to:

•
a decrease of $14.5 million in same store credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio in comparison to substantial credit losses due to non-payment of charges for the nine months ended September 30, 2020;
•
an increase of $9.6 million in same store base rent due to a $16.8 million increase related to the COVID-19 mall closures and associated rent abatements and reduced percent of sales revenue in the nine months ended September 30, 2020, partially offset by a decrease of $3.9 million from net new store openings and lease modifications over the previous twelve months and a decrease of $3.3 million resulting from tenant bankruptcies in 2020 and 2021;
•
an increase of $1.5 million in same store percentage rent; and
•
an increase of $1.2 million from an increase in same store utility expense (see “-Property Operating Expenses”) compared to the prior year period when stores were closed and then reopened with reduced operating hours due to COVID-19 during the nine months ended September 30, 2020; partially offset by
•
a decrease of $4.1 million in same store real estate tax reimbursements due to bankruptcy and COVID-related store closings and rental concessions to some tenants whereby the terms of the leases were modified such that expense reimbursements were no longer required, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”);
•
a decrease of $3.2 million in same store common area expense reimbursements, including a decrease in same store common area reimbursements of $2.7 million due to bankruptcy and COVID-related store closings and rental concessions to some tenants under which the terms of their leases were modified and no longer need to pay expense reimbursements, as well as a decrease of $0.5 million associated with the straight lining of fixed common area expense reimbursements;
•
a decrease of $2.2 million at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of assets at Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and the sale of the strip center in the third quarter of 2021, partially offset by a decrease in credit losses at Exton Square Mall; and
•
a decrease of $0.9 million in same store lease termination revenue, including $2.2 million from the termination of leases with seven tenants during 2020, partially offset by $1.3 million received from nine tenants during 2021;

Property Operating Expenses

Property operating expenses decreased by $0.9 million, or 2.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to:

•
a decrease of $1.2 million in same store real estate tax expense due to a decrease in real estate tax assessments at some properties; and
•
a decrease of $0.6 million at non-same store properties Valley View Mall and Exton Square Mall; partially offset by
•
an increase of $0.5 million in same store common area maintenance expense, including a $0.2 million increase in utilities and a $0.2 million increase insurance expense;
•
an increase of $0.3 million in same store tenant utility expense due to higher electricity usage in comparison to the prior year period when our properties reopened with reduced operating hours; and
•
an increase of $0.1 million in same store other property operating expenses.

Property operating expenses increased by $1.0 million, or 1.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to:

•
an increase of $3.6 million in same store common area maintenance expense, including a $1.1 million increase in snow removal expense due to higher snowfall amounts during the nine months ended September 30, 2021 across the Mid-Atlantic States, where many of our properties are located, a $0.8 million increase in cleaning expense and a $0.3 million increase in security expense due to negotiated credits with our vendors for the nine months ended September 30, 2020 while properties were closed, and a $0.7 million increase in insurance expense;
•
an increase of $0.9 million in same store tenant utility expense due to higher electricity usage in comparison to the prior year period when our properties were closed and then reopened with reduced operating hours; and
•
an increase of $0.8 million in same store other property operating expenses including a $0.3 million increase in property legal expense; partially offset by
•
a decrease of $2.5 million in same store real estate tax expense due to a decrease in the real estate tax assessment value at some properties; and
•
a decrease of $1.7 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.3 million, or 15.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to:

•
a decrease of $4.7 million resulting from accelerated amortization of capital improvements associated with store closings during the three months ended September 30, 2020, partially offset by a higher asset base from capital improvements related to new tenants at our same store properties; and
•
a decrease of $0.6 million at non-same store properties Exton Square Mall and Valley View Mall.

Depreciation and amortization expense decreased by $6.9 million, or 7.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to:

•
a decrease of $5.5 million from accelerated amortization of capital improvements associated with store closings during the six months ended September 30, 2020, partially offset by a higher asset base resulting from capital improvements related to new tenants at our same store properties; and
•
a decrease of $1.4 million at non-same store properties Exton Square Mall and Valley View Mall.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 51.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher professional fees incurred and incentive compensation expenses related to increased costs for equity compensation plans.

General and administrative expenses increased by $9.0 million, or 29.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the same factors driving the variance for the three months ended September 30 comparison.

Interest Expense

Interest expense increased by $12.2 million, or 60.0%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 7.00% for the three months ended September 30, 2021 compared to 4.45% for the three months ended September 30, 2020. Our weighted average debt balance was $1,854.3 million for the three months ended September 30, 2021, compared to $1,820.0 million for the three months ended September 30, 2020.

Interest expense increased by $40.8 million, or 75.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 6.85% for the nine months ended September 30, 2021 compared to 4.20% for the nine months ended September 30, 2020. Our weighted average debt balance was $1,855.4 million for the nine months ended September 30, 2021, compared to $1,768.8 million for the nine months ended September 30, 2020.

Gain on Debt Extinguishment

During the second quarter, we were notified that the full principal balance and accrued interest on our loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act was forgiven. As a result of the forgiveness, we recorded a gain on debt extinguishment of $4.6 million which is included in our results of operations for the nine months ended September 30, 2021.

Impairment of Assets

During the second quarter, we entered into a purchase and sale agreement to sell Valley View Center. In connection with this transaction, we recorded an impairment loss of $1.3 million due to excess carrying value over the sale price. In August 2021, we closed on the sale of Valley View Center for $3.5 million with net proceeds of $3.2 million. During the three months ended September 30, 2021, we entered into a purchase and sale agreement to sell a parcel of land next to Monroe Marketplace. In connection with this transaction, we recorded an impairment loss of $0.3 million due to excess carrying value over the sale price.

Reorganization Expenses

During the nine months ended September 30, 2021, we incurred costs of $0.3 million in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statements of operations.

Equity in Loss of Partnerships

Equity in loss of partnerships was $1.4 million in the three months ended September 30, 2021 compared to a loss of $3.3 million in the prior year period, reflecting a change of $1.9 million, or 56.2%, primarily due to higher real estate revenues across our partnership properties.

Equity in loss of partnerships was $2.4 million in the nine months ended September 30, 2021 compared to a loss of $2.8 million in the prior year period, reflecting a change of $0.4 million, or 13.2%, primarily resulting from lower real estate revenues across all of our partnership properties due to COVID-19, and higher property operating expenses and interest expense primarily at Fashion District Philadelphia.

(Loss) Gain on Sales of Real Estate

In May 2021, we closed on the sale of a parcel of property at Moorestown Mall for $10.1 million. In connection with the sale, we paid a $9.0 million lease termination fee for a portion of the property that was under a lease agreement for net proceeds of $0.8 million. We recorded a loss on sale of real estate of $1.0 million in connection with the sale. In August 2021, we closed on the sale of Valley View Center for $3.5 million, and recorded a loss on sale of real estate of approximately $0.2 million in connection with the transaction.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, insurance recoveries, net, provision for employee separation expenses, project costs and other expenses, interest expense, reorganization expenses, impairment of assets, equity in loss/income of partnerships, gain on extinguishment of debt, gain/loss on sale of real estate and gain/loss on sales of non-operating real estate.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Net loss	$(38,398)	$(29,577)	$(107,758)	$(66,245)
Other income	(143)	(338)	(430)	(765)
Depreciation and amortization	29,142	34,420	88,667	95,597
General and administrative expenses	14,453	9,526	39,819	30,790
Insurance recoveries, net	—	—	(670)	(586)
Provision for employee separation expenses	39	60	279	1,173
Project costs and other expenses	27	124	205	287
Interest expense, net	32,426	20,260	95,135	54,300
Reorganization expenses	—	—	267	—
Impairment of assets	262	—	1,564	—
Equity in loss of partnerships	1,429	3,259	2,429	2,798
Gain on extinguishment of debt	—	—	(4,587)	—
Gain on decrecognition of property	—	(7,006)	—	(7,006)
Loss (gain) on sales of real estate by equity method investee	10	—	(1,337)	-
Loss (gain) on sales of real estate, net	217	94	1,191	(11,169)
(Gain) loss on sales of non-operating real estate	—	(16)	—	174
NOI from consolidated properties	$39,464	$30,806	$114,774	$99,348

The table below reconciles equity in loss of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020
Equity in loss of partnerships	$(1,429)	$(3,259)	$(2,429)	$(2,798)
Other income	—	(12)	—	(38)
Depreciation and amortization	3,095	5,095	9,257	12,396
Impairment of assets	—	—	265	—
Interest and other expenses	5,568	2,942	16,384	8,733
NOI from equity method investments at ownership share	$7,234	$4,766	$23,477	$18,293

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended September 30, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$38,966	$30,662	$498	$144	$39,464	$30,806
NOI from equity method investments at ownership share	7,226	4,759	7	6	7,233	4,766
Total NOI	46,192	35,421	505	150	46,697	35,572
Less: lease termination revenue	740	2,011	138	—	878	2,011
Total NOI excluding lease termination revenue	$45,452	$33,410	$367	$150	$45,819	$33,561

Total NOI increased by $11.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the same increase in Same Store NOI. This increase in Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.” See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

The table below presents total NOI and total NOI excluding lease termination revenue for the nine months ended September 30, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$114,289	$98,169	$485	$1,180	$114,774	$99,349
NOI from equity method investments at ownership share	23,482	18,273	(5)	22	23,477	18,295
Total NOI	137,771	116,442	480	1,202	138,251	117,644
Less: lease termination revenue	3,911	2,236	138	—	4,049	2,236
Total NOI excluding lease termination revenue	$133,860	$114,206	$342	$1,202	$134,202	$115,408

Total NOI increased by $20.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to a $21.3 million increase in Same Store NOI offset by a decrease of $0.7 million in Non Same Store NOI. The increase in Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses”. The decrease in NOI from Non Same Store properties is due to the conveyance of Wyoming Valley Mall and derecognition of Valley View Mall in the third quarter of 2020. See “— Real Estate Revenue” and “— Property Operating Expenses” above for further information about the factors affecting NOI from our consolidated properties.

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2021 and 2020, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, gain or loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss	$(38,398)	$(29,577)	$(107,758)	$(66,245)
Depreciation and amortization on real estate:
Consolidated properties	28,812	34,053	87,653	94,538
PREIT’s share of equity method investments	3,095	5,095	9,257	12,396
Gain on sales of real estate by equity method investee	10	—	(1,337)	—
Loss (gain) on sales of real estate, net	217	94	1,191	(11,169)
Impairment of Assets:
Consolidated properties	262	—	1,564	—
PREIT’s share of equity method investments	—	—	265	—
Preferred share dividends declared and paid (1)	—	—	—	(13,688)
Funds from operations attributable to common shareholders and OP Unit holders	(6,002)	9,665	(9,165)	15,832
Provision for employee separation expense	39	60	279	1,173
Gain on hedge ineffectiveness	(532)	—	(2,329)	—
Gain on debt extinguishment	—	—	(4,587)	—
Gain on derecognition of property	—	(7,006)	—	(7,006)
Insurance recoveries, net	—	—	(670)	(586)
Reorganization expenses	—	—	267	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(6,495)	$2,719	$(16,205)	$9,413
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.07)	$0.12	$(0.12)	$0.20
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.08)	$0.03	$(0.21)	$0.12
Weighted average number of shares outstanding	79,184	77,401	78,330	77,149
Weighted average effect of full conversion of OP Units	1,226	2,023	(1,723)	2,023
Effect of common share equivalents	1,081	357	897	411
Total weighted average shares outstanding, including OP Units	81,490	79,781	77,504	79,583

(1) Does not include the impact of $6.8 million and $20.5 million of accrued, undeclared and unpaid preferred share dividends for the three and nine months ended September 30, 2021, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was a loss of $6.0 million for the three months ended September 30, 2021, a decrease of $15.7 million or 162.1%, compared to a gain of $9.7 million for the three months ended September 30, 2020.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.07) and $0.12 for the three months ended September 30, 2021 and 2020, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.08) and $0.03 for the three months ended September 30, 2021 and 2020, respectively.

FFO attributable to common shareholders and OP Unit holders was a loss of $9.2 million for the nine months ended September 30, 2021, a decrease of $25.0 million or 157.9%, compared to a gain of $15.8 million for the nine months ended September 30, 2020.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.12) and $0.20 for the nine months ended September 30, 2021 and 2020, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.21) and $0.12 for the nine months ended September 30, 2021 and 2020, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements” below and Note 4 to our unaudited consolidated financial statements for more information about the covenants contained in our Credit Agreements. We expect to spend approximately $5.4 million related to our unaccrued contractual obligations for capital improvements and development projects in 2021 and 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $75.2 million as of September 30, 2021. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. During 2020 and through the third quarter of 2021, we executed agreements of sale for five land parcels for anticipated multifamily development, one land parcel for anticipated hotel development, a development land parcel and an anchor box at a property, which are expected to provide an aggregate of up to approximately $105.4 million in gross proceeds through 2023. We also closed on the sale of a property during the third quarter of 2021. The proceeds from our anticipated property sales will primarily be used to repay amounts outstanding under our Credit Agreements. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of the completion yet estimated with certainty.

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

As of September 30, 2021, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020 and the early part of 2021 and its impact is expected to continue through future periods. As of September 30, 2021, we had cash receipts of 92% of billed third quarter 2021 rents, an increase from cash receipts of 88% and 81% of billed rents as of June 30, 2021 and March 31, 2021, respectively. Including collections of other months’ rents, we collected 119% of our billed third quarter 2021 rents, and generally, collections of billed rents are improving when compared to prior periods since the beginning of the COVID-19 pandemic. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, and continue to evolve and remain difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

As of September 30, 2021, we had borrowed $953.8 million under the Term Loans and $54.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2021 is net of $8.3 million of unamortized debt issuance costs. The maximum amount that was available to us to be borrowed under the First Lien Revolving Facility as of September 30, 2021 was $75.2 million.

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

Letters of credit and the proceeds of revolving loans may be used (i) to refinance indebtedness under the Bridge Credit Agreement (which agreement was cancelled and refinanced upon our entry into the Credit Agreement), (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

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

See our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 4 to our unaudited consolidated financial statements for additional information on the Credit Agreements.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of September 30, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $34.2 million.

This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $2.30 per share, $2.25 per share and $2.15 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

Francis Scott Key Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Francis Scott Key Mall, in Frederick, Maryland, which provided for a reduction in principal balance from property cash on hand to $60.5 million, an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the loan balance until certain requirements are met. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Viewmont Mall

On June 25, 2021, certain of our consolidated subsidiaries entered into an amendment to our $67.2 million mortgage loan secured by our property at Viewmont Mall in Scranton, Pennsylvania, which provides for an extension of the maturity date until June 25, 2024, with an option to extend an additional year if certain criteria are met. Among other things, the amendment also provides for a variable interest rate of one month LIBOR plus 3.6% with interest only payments. Also, the amendment provides for excess cash flow from the property to be deposited into a cash collateral account which will be used at the administrative agent’s discretion to pay down the loan balance until certain requirements are met. The Company capitalized $0.5 million of lender fees as additional debt issuance costs in connection with the amendment.

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

Forbearance Agreements

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of September 30, 2021, we had repaid all principal and interest deferrals.

Valley View Mall

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.3 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and have recorded the mortgage balance and an offsetting contract asset on our consolidated balance sheets as of September 30, 2021 and December 31, 2020, both of which will be eliminated when the property foreclosure sale is completed.

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at September 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at September 30, 2021. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.72% at September 30, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at September 30, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of September 30, 2021:

(in thousands of dollars)	Total	Remainder of 2021	2022-2023	2024-2025
Principal payments	$35,370	$4,701	$19,858	$10,811
Balloon payments	822,971	141,363	342,577	339,031
Total	858,340	$146,064	$362,435	$349,842
Less: unamortized debt issuance costs	1,354
Carrying value of mortgage notes payable	$856,986

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2021 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2021		2022-2023		2024-2025	Thereafter
Mortgage loans	$858,341	$146,064	(1)	$362,435		$349,842	$—
Term Loans	953,782	—		953,782	(2)	—	—
First Lien Revolving Facility	54,830	—		54,830		—	—
Interest on indebtedness(3)	94,215	15,521		61,016		17,678	—
Operating leases	9,890	284		1,993		1,730	5,883
Ground leases	51,964	424		3,168		3,103	45,269
Finance leases	6,168	247		1,971		1,878	2,072
Development and redevelopment commitments(4)	5,403	4,364		1,039		—	—
Total	$2,034,593	$166,904		$1,440,234		$374,231	$53,224

(1) The 2021 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of September 30, 2021. We do not expect to pay the principal balance remaining.

(2) Includes our First Lien Term Loan of $380.1 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $573.7 million, which includes estimated capitalized PIK interest based on current interest rates.

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

Interest Rate Derivative Agreements

As of September 30, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.57% on a notional amount of $439.8 million, maturing on various dates through May 2023. As of September 30, 2021, our non-designated swaps outstanding with a weighted average base interest rate of 1.85% on a notional amount of $175.0 million, maturing on various dates through December 2021. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

During the nine months ended September 30, 2021, we had three designated swaps mature. As of September 30, 2021, we had 10 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $8.4 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the nine months ended September 30, 2021, we had four non-designated swaps mature. As of September 30, 2021, we had seven total derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $38.2 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $8.8 million for the nine months ended September 30, 2020. This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collection efforts of our outstanding accounts receivable in the nine months ended September 30, 2021, which are included in change in other assets in our statement of cash flows.

Cash flows used in investing activities were $15.2 million for the nine months ended September 30, 2021 compared to cash flows used in investing activities of $61.2 million for the nine months ended September 30, 2020. Cash flows used in investing activities for the nine months ended September 30, 2021 included $5.5 million of additions to construction in progress and $12.6 million of investments in real estate improvements.

Cash flows used in investing activities for the nine months ended September 30, 2020 included $22.0 million of proceeds from asset sales including the sale of three outparcels. Cash flows used in investing activities included additions to construction in progress of $31.5 million, investments in partnerships of $30.2 million (primarily at Fashion District Philadelphia), and real estate improvements of $16.4 million (primarily related to ongoing improvements at our properties).

Cash flows used in financing activities were $33.4 million for the nine months ended September 30, 2021 compared to cash flows provided by financing activities of $92.9 million for the nine months ended September 30, 2020. Cash flows used in financing activities for the nine months ended September 30, 2021 included a $4.0 million pay down of our First Lien Term Loan, $19.7 million of principal payments on mortgage loans, $135.2 million in paydowns of Francis Scott Key and Viewmont Malls’ mortgages, along with $1.0 million of deferred financing costs paid for our Woodland Mall, Francis Scott Key Mall, and Viewmont Mall mortgage extensions. These were offset by $127.7 million proceeds from refinancing of the Francis Scott Key and Viewmont Malls mortgages. We also had $0.6 million of shares retired under our equity compensation plan, net of shares issued.

Cash flows provided by financing activities were $92.9 million for the nine months ended September 30, 2020 and included $120.0 in net borrowings under our 2018 Revolving Facility, $22.5 million of net borrowing under our Bridge Facility, and $4.5 million of proceeds from the note payable described in Note 4 to our unaudited financial statements. These were offset by aggregate dividends and distributions of $32.2 million, principal installments on mortgage loans of $9.5 million, and net repayments of term loans of $12.0 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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
•
current economic conditions, including current high rates of unemployment and its effects on consumer confidence and spending, supply chain challenges and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2020 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. Any forward-looking statements made by us speak only as of the date on which they are made, and we do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2021, our consolidated debt portfolio consisted of $857.0 million of fixed and variable rate mortgage loans (net of debt issuance costs), $54.8 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $380.1 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.2%, and $573.7 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at September 30, 2021 and December 31, 2020, which we will continue to recognize until the foreclosure process is completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at September 30, 2021. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 3.72% at September 30, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at September 30, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Principal Payments		Weighted Average Interest Rate(1)
2021	$31,214	4.01%	$114,850		3.75%
2022	302,548	3.96%	1,008,613	(2)	7.40%
2023	59,887	3.99%	—		—
2024	6,405	4.04%	127,685		3.69%
2025 and thereafter	215,752	4.02%	—		—

(1) Based on the weighted average interest rates in effect as of September 30, 2021 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $953.8 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.60% as of September 30, 2021.

As of September 30, 2021, we had $1,251.1 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of September 30, 2021, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.36% on a notional amount of $614.8 million, maturing on various dates through May 2023. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2021.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of our debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of our debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2021 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $25.3 million at September 30, 2021. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $12.6 million at September 30, 2021. Based on the variable rate debt included in our debt portfolio at September 30, 2021, a 100 basis point increase in interest rates would have resulted in an additional $6.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $6.4 million annually.

Because the information presented above includes only those exposures that existed as of September 30, 2021, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.

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

Management’s Remediation Plan

The Company and its Board of Trustees are committed to maintaining a strong internal control environment. In order to remediate the material weakness described above, we intend to continue to implement additional policies and procedures and take necessary actions, which include:

•
The implementation of policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties;
•
Enhancing our procedures in certain management review controls, including the thresholds utilized for review and the response to outliers;
•
Continuing to hire additional finance and accounting staff;
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

Changes in Internal Control over Financial Reporting

Other than the material weakness identified in the fourth quarter of 2020, and designing changes intended to remediate the material weakness, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended September 30, 2021.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of the date of this report, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $34.2 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $2.30 per share, $2.25 per share and $2.15 per share, respectively.

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

10.1+

Amendment to Employment Agreement with Mario C. Ventresca, Jr., dated as of July 28, 2021, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on August 2, 2021, is incorporated herein by reference

10.2+

First Amendment to the Nonqualified Supplemental Executive Retirement Agreement with Joseph F. Coradino, dated as of August 9, 2021, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on August 12, 2021, is incorporated herein by reference.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	November 5, 2021
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

		By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer