Form 10-K
period 2021-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2022-03-15
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value, as of June 30, 2021, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $191.4 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

On March 11, 2022, 80,616,801 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A relating to its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” “intend,” “may,” “project,” and similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events, achievements or results and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•
the effectiveness of our financial restructuring and any additional strategies that we may employ to address our liquidity and capital resources in the future;
•
our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;
•
the COVID-19 global pandemic and the public health and governmental response, which have created periods of significant economic disruption and also have and may continue to exacerbate many of the risks listed below;
•
changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
•
changes in economic conditions, including unemployment rates and its effects on consumer confidence and spending, supply chain challenges, the current inflationary environment, and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
•
our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•
our ability to maintain and increase property occupancy, sales and rental rates;
•
increases in operating costs that cannot be passed on to tenants, which may be exacerbated in the current inflationary environment;
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
•
our ability to sell properties that we seek to dispose of, which may be delayed by, among other things, the failure to obtain zoning, occupancy and other governmental approvals and permits or, to the extent required, approvals of other third parties;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. The principal risks and uncertainties affecting our business include the following:

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
•
We emerged from bankruptcy in 2020, which could adversely affect our business and relationships.
•
Store closings, leasing and construction delays, lease terminations, tenant financial difficulties and tenant bankruptcies have in the past and could in the future adversely affect our financial condition and results of operations.
•
Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.
•
Approximately 40% of our non-anchor leases expire in 2022 or 2023 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.
•
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, and our stock price.
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
•
We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.
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
•
We may be adversely affected by the discontinuation of LIBOR.
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
•
If we were to fail to qualify as a REIT, or otherwise comply with the tax requirements applicable to REITs, our shareholders would be adversely affected.
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

We currently own interests in 25 retail properties, of which 24 are operating properties and one is a development property. The 24 operating properties include 20 shopping malls and four other retail properties, have a total of 19.6 million square feet and are located in eight states. We and partnerships in which we hold an interest own 15.1 million square feet at these properties (excluding space owned by anchors or third parties). There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.6 million square feet, of which we own 11.4 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.0 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and excluding properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

We have one property in our portfolio that is classified as under development; however, we do not currently have any activity occurring at this property.

Fashion District Philadelphia opened on September 19, 2019. Fashion District Philadelphia is an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street. Joining Century 21 (which subsequently closed in 2020) and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi-offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, H & M, and Primark have opened Philadelphia flagship stores at the property since its opening in September 2019. Fashion District Philadelphia is owned by our joint venture entity with our joint venture partner, the Macerich Company (“Macerich”). As of January 1, 2021, Macerich is responsible for the operations of Fashion District Philadelphia.

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have increased the portion of our mall properties that are leased to non-traditional mall tenants, including life sciences, healthcare, supermarkets, fulfillment centers and self-storage facilities. Approximately 29.4% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion.

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

The largest core mall in our retail portfolio is 1.4 million square feet and contains 175 stores, and the smallest core mall is 0.5 million square feet and contains 79 stores. The other properties in our retail portfolio range from 377,000 to 778,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2021, 79% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 2.0% to 10.0%, with approximately 96% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.

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

To achieve this primary goal, we have developed a business strategy focused on increasing the values of our properties, and ultimately of the Company, which includes:

•
Raising capital by monetizing the embedded value in our portfolio to enhance our liquidity position and reducing debt and leverage to strengthen our balance sheet;
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

Liquidity. As of December 31, 2021, our consolidated balance sheet reflected $43.9 million in cash and cash equivalents. We believe that this amount and future net cash provided by operations, together with the available credit under the First Lien Revolving Facility (as defined below and assuming continued compliance with the financial covenants thereunder) and other sources of capital, provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Annual Report on Form 10-K.

Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Along these lines, in 2021 we completed the sale of three outparcels for total consideration of $14.6 million. Since we began our disposition program in 2012, we have sold 17 malls, four power centers, two street retail properties, three office properties and multiple land parcels and other real estate assets for a total of $924.3 million. The proceeds generated from these sales were reinvested in our existing redevelopment program or used to repay debt. In September 2019, we conveyed Wyoming Valley Mall to the lender of the mortgage loan secured by the property. In August 2020, we derecognized the assets of

Valley View Mall as a result of a court order assigning a receiver, however, we continue to recognize the mortgage until the property foreclosure sales process is complete. We are currently under contract to sell eight additional land outparcels and have executed an agreement of sale for a hotel site at one of our malls. We have a letter of intent for another hotel site while we are actively marketing one other site. We have executed an agreement of sale for residential sites at two of our malls and have also executed an agreement of sale for a vacant retail site at one of our malls that we expect to close in 2022.

We expect to continue to look for opportunities to sell non-core assets, including land parcels, to residential, hotel and office developers at some of our mall properties.

Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio

Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its Net Operating Income (“NOI”) (a non-GAAP measure; as defined below) from higher productivity properties and from properties located in major metropolitan markets. We hold ownership interests in 10 properties in the Philadelphia metro area, four properties in the Washington, D.C. metro area and one property in the Boston-Providence metro area. One method we have used and continue to use for raising the level of quality of our portfolio is disposing of assets that had certain economic features, such as sales productivity or occupancy levels below the average for our portfolio and significantly lower expected income due to anchor closures. We currently have one non-core mall (“Non-Core Malls”), Exton Square Mall, which we designated as a Non-Core Mall in 2018 because we have completed the first phase of a redevelopment with the opening of Whole Foods and the sale of a land parcel to a multifamily developer as part of our densification effort (as discussed below), and are continuing to consider the possible inclusion of other non-retail uses on the site. A second Non-Core Mall, Valley View Mall, was derecognized in the third quarter of 2020 as a result of a receiver being assigned to manage the property. A third Non-Core Mall, Wyoming Valley Mall, was conveyed to the lender of the mortgage loan secured by that property in 2019.

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

Densification. We seek to maximize the value of our retail properties by adding other uses where appropriate. We believe that by incorporating residential, hotel or office uses into some of our retail properties, we will increase the value of those properties. The addition of other property types to our sites may provide synergies to both the retail and non-retail uses. The presence of residents, hotel guests or office workers in close proximity to the retail center may result in additional visits to the retail property. We have executed an agreement of sale for a hotel site at one of our malls that we expect to close in 2023. In 2020 and 2021, we entered into agreements of sale for parcels for anticipated multifamily development at eight sites on, or adjacent to, our mall properties. The closing of these transactions is subject to numerous closing conditions, including the completion of due diligence and securing of zoning variances and entitlements, which in several cases has been delayed due to, among other things, the effects of COVID-19 on business operations and availability of financing. Although we currently expect some of these transactions to close in 2022 and more to close in 2023, the closing of the transactions cannot be assured and the timing of the completion is subject to change.

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

An important aspect of any redevelopment project is its effect on the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and NOI, will often be negatively affected. Tenants might be relocated or closed as space for the redevelopment is aggregated, which affects overall tenant sales and rental rates. As Fashion District Philadelphia was being redeveloped, occupancy, sales and NOI decreased from their levels prior to the commencement of the redevelopment. We expect those trends to reverse as the newly constructed space is completed, leased and occupied. On September 19, 2019, Fashion District Philadelphia, an aggregation of properties spanning three blocks in downtown Philadelphia that were formerly known as Gallery I, Gallery II and 907 Market Street, opened. Joining Century 21 (which subsequently closed in 2020) and Burlington in 2019 were multiple dining and entertainment venues including Market Eats, a multi-offering food court, City Winery, AMC Theatres, and Round 1 Bowling & Amusement. In addition, Nike Factory Store, Ulta, H & M, and Primark opened Philadelphia flagship stores at the property.

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

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. Dick’s Sporting Goods at Valley Mall opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Michaels in the first quarter of 2020 and Shake Shack and Ideal Image in 2021. In 2017, we purchased the Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened HomeSense, Sierra Trading, Five Below, and Michaels between 2018 and the first quarter of 2020. During 2021, we opened Power Warehouse at Cumberland Mall in Vineland, New Jersey.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. Aldi also opened in the space adjacent to Burlington in September 2021. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for the additional space adjacent to Burlington, but have experienced delays due to the impact of the COVID-19 pandemic.

During 2019, an anchor tenant, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we have leased the space to Turn 7, which opened in the fourth quarter of 2021. Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at Jacksonville Mall. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at the Mall at Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants, including life sciences, healthcare, supermarkets, fulfillment centers and self storage facilities. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Occupancy. We continue to work to increase non-anchor and total occupancy in our properties, both of which have been impacted by the COVID-19 pandemic and tenant bankruptcies. From 2020 to 2021, total occupancy for our retail portfolio including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement) increased 330 basis points to 90.4%, and total occupancy at our malls other than the Non-Core Malls (such other malls, the “Core Malls”) increased 290 basis points to 93.2%.

In connection with the remerchandising plans at several of our properties, we are seeking or have obtained tenants for new spaces of different types, such as pads or kiosks. We are also seeking tenants that have not previously been prevalent at our mall properties.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 29% of our mall space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.

Rental Rates and Releasing Spreads. Although we have been taking steps to seek positive rent spreads as we renew leases and enter into new leases, during the challenging 2021 operating environment, total renewal spreads improved 3.3% on all non-anchor leases as compared to the renewal spreads on all non-anchor leases in 2020. As discussed above, since 2012, we have sold 17 low-productivity or underperforming malls. In 2020, we derecognized the assets of Valley View Mall as the property was assigned to a receiver. We continue to recognize the mortgage until the property is sold through the foreclosure process. We believe that the disposition of these less productive assets will help improve our negotiating position with retailers with multiple stores in our portfolio (including stores at these properties), and potentially enable us to obtain higher rental rates from them at our remaining properties.

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

Organic Opportunities. We look for ways to maximize the value of our assets by adding a mix of uses, such as office or multi-family residential housing, initiated either by ourselves or with a partner, that are designed to attract a greater number of people to the property. Multiple constituencies, from local governments to city planners to citizen groups, have indicated a preference for in-place development, development near transportation hubs, the addition of uses to existing properties, and sustainable development, as opposed to locating, acquiring and developing new green field sites. Also, if appropriate, we will continue to seek to attract certain nontraditional tenants to these properties, including tenants using the space for purposes such as entertainment, education, health care, government and childcare, which can bring larger numbers of people to the property, as well as regional, local or nontraditional retailers. We are increasingly focused on bringing such nontraditional tenants to our properties, and we believe that such uses will increase traffic and enable us to generate additional revenue and grow the value of the property.

RECENT DEVELOPMENTS

Financial Restructuring

On October 7, 2020, we and certain of our wholly owned direct and indirect subsidiaries (collectively, the "Company Parties") entered into a Restructuring Support Agreement (the "RSA"), which contemplated agreed-upon terms for a financial restructuring of the then-existing debt and certain other obligations of the Company Parties (collectively with the following events, the "Financial Restructuring"). The RSA was amended on October 16, 2020, and again on October 23, 2020, to, among other things, extend the date by which the Company Parties were required to commence the solicitation of votes on their joint prepackaged chapter 11 plan of reorganization (the "Plan") and, thereafter, the voluntary chapter 11 cases. On November 1, 2020, we and the other Company Parties under the RSA (the "Debtors") filed our respective voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), commencing the chapter 11 cases to confirm and consummate the Plan in order to effectuate the Debtors' financial restructuring. The Debtors' chapter 11 cases were jointly administered for procedural convenience under the caption In re Pennsylvania Real 8 state Investment Trust, el al., Case No. 20-12737 (KBO). Under the Plan, the Debtors would be recapitalized and their debt maturities extended. The Debtors continued to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order (the "Confirmation Order"), confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Pennsylvania Real Estate Investment Trust and Certain of its Direct and Indirect Subsidiaries (with Additional Technical Modifications As of November 20, 2020) (the "Confirmed Plan"). On December 10, 2020 (the "Effective Date"), each condition precedent to consummation of the Confirmed Plan, enumerated in Section 8.2 thereof, was satisfied or waived in accordance with the Confirmed Plan and the Continuation Order, and therefore the Effective Date occurred and the Debtors emerged from bankruptcy. On the Effective Date, we entered into (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), as well as (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements replaced our previously existing secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit

Agreement entered into on May 24, 2018 (together with the 7-Year Term Loan, the “Prepetition Unsecured Credit Agreements”). For a detailed description of the terms of our Credit Agreements, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and Note 4 to our consolidated financial statements.

The final decree closing the bankruptcy case was entered by the Bankruptcy Court on March 11, 2021.

Operating Performance

Our net loss decreased by $130.8 million to a net loss of $135.9 million for the year ended December 31, 2021 from a net loss of $266.7 million for the year ended December 31, 2020. The change in our 2021 results of operations was primarily due to (a) an increase in lease revenue of $34.9 million; (b) a loss on remeasurement of Fashion District Philadelphia's assets and an other than temporary impairment on our investment in Fashion District Philadelphia totaling $148.5 million, which had an unfavorable impact in 2020; (c) a decrease of $8.4 million in depreciation and amortization; (d) an increase of $6.1 million in gain on debt extinguishment; and (e) a decrease of $3.5 million in reorganization expenses incurred due to our 2020 financial restructuring; partially offset by: (a) an increase in interest expense of $43.7 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; (b) impairment of assets of $9.9 million in 2021; (c) an $8.1 million non-recurring gain on derecognition of property in 2020; and (d) a decrease of $11.3 million in non-recurring gain on sales of real estate.

Funds From Operations (“FFO”), a non-GAAP measure, increased 357.2% from the prior year, and FFO as adjusted, also a non-GAAP measure, decreased 193.3% from the prior year. Adjustments to FFO included a provision for employee separation, insurance recoveries, reorganization expenses, gain or loss on hedge ineffectiveness and a loss on debt extinguishment recognized in the fourth quarter 2020 as a result of our financial restructuring. FFO as adjusted per diluted share decreased 2% from 2020.

Same Store net operating income (“Same Store NOI”), a non-GAAP measure, increased 27.4% over the prior year. Same Store NOI, excluding lease termination revenue, increased 26.4% compared to 2020.

Renewal spreads at our properties decreased 6.2% on non-anchor leases under 10,000 square feet and increased 12.1% for non-anchor leases of at least 10,000 square feet.

Retail portfolio occupancy at December 31, 2021 was 90.4%, an increase of 330 basis points compared to 2020. Non-anchor occupancy was 87.7%, an increase of 80 basis points compared to 2020. Core Mall occupancy was 93.2%, an increase of 290 basis points compared to 2020. Core Mall non-anchor occupancy was 89.5%, an increase of 10 basis points compared to 2020.

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

Mortgage Loan Activity. During the year ended December 31, 2021, we executed forbearance and loan modification agreements for our consolidated properties Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

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

We have two wholly-owned property mortgage loans maturing in 2022. While mortgage interest rates remain relatively low, we intend to continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. In February 2021, we amended our Woodland Mall mortgage loan to provide for an extension option, which we exercised in December 2021, extending the maturity date to December 10, 2022.

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

Aggregate borrowings under our $130.0 million First Lien Revolving Facility may be limited by the debt yield covenants included in our Credit Agreements. The maximum amount that was available to be borrowed by us under our First Lien Revolving Facility as of December 31, 2021 was $75.5 million. As of the filing date of this Annual Report on Form 10-K, $54.5 million was outstanding under the First Lien Revolving Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. We believe that we will have adequate access to capital to fund the remaining cost of our redevelopment program, which we currently estimate to be $4.3 million. Our continued ability to borrow under the Credit Agreements and any other indebtedness that we have or may obtain will be subject to compliance with the covenants in the Credit Agreements or in the debt agreement governing such other indebtedness. These covenants impose restrictions that limit our ability to raise capital, including by requiring us to use cash proceeds from certain capital events to prepay our debt in certain circumstances. Furthermore, as a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2021, held a 98.7% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 25% or 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

SUSTAINABILITY

We strive to be socially and environmentally conscious. We have the capacity to produce more than 7.7 million kilowatt hours of electricity per year from solar arrays at five of our properties. The annual environmental benefit accrued through the production of renewable energy at these five properties is equivalent to a reduction in greenhouse gas emissions from more than 1,200 passenger vehicles. Over 85% of our centers' rooftops contain at least a portion of white roofs, which reflect sunlight and prevent heat caused roof damage and reduce summer energy usage. We have installed energy-efficient lighting at over half of our properties, which is expected to reduce our energy usage. We also currently offer 74 electric vehicle charging stations across our properties.

HUMAN CAPITAL

As of December 31, 2021, we had 158 employees at our properties and in our corporate office.

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

We embrace diversity as valuable to a well-functioning company and provide equal opportunities without regard to race, color, religion, national origin, age, sexual orientation, gender/gender identity, disability, status as a protected veteran, or any other characteristic protected by applicable federal, state and local laws. We also endeavor to maintain workplaces that are free from discrimination or harassment on the basis of any such status or characteristic. In 2020, we hosted a black-owned business showcase at Woodland Mall. In 2021, we launched an initiative to support and highlight black-owned businesses throughout our portfolio.

Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement, including by conducting an annual culture survey to engage employees and identify opportunities for improvement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management. Our employees are offered regular opportunities to participate in professional development programs, including tuition reimbursement, continuing education reimbursement, and leadership training. Our corporate headquarters office space is designed to create a better sense of place and pride and to cultivate a more collaborative work environment.

The health and safety of our employees is a high priority, in particular during the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating safe work environments for our employees by taking additional measures such as additional work from home flexibility, increased cleaning protocols, mask wearing in our corporate office and at our properties and enhanced communication and engagement regarding Company responses to the pandemic. We also offer various wellness initiatives for our employees.

Additionally, we are committed to sustainability and giving back to the communities in which we operate. In 2021, our properties supported several charitable organizations, hosting blood and food drives, among other community-facing initiatives. Our corporate giving program raised funds and awareness for various charitable and non-profit organizations.

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

CORPORATE HEADQUARTERS

Our principal executive offices are currently located at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania 19103. In December 2018, we entered into a lease for this office space with Brandywine Realty Trust. A member of our Board of Trustees is also a trustee of Brandywine Realty Trust. The lease commenced in late December 2019 and our corporate office opened on January 2, 2020 at the One Commerce Square location.

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

The novel coronavirus (COVID-19) global pandemic that began in early 2020 has adversely impacted and continues to impact our operations, business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including our results for 2022 and potentially future periods, may continue to be materially impacted by the ongoing implications of the COVID-19 pandemic. Significant uncertainty remains with regard to the duration and impact of the COVID-19 pandemic and its resulting impact on the economy and day-to-day life and business operations. In particular, the duration and impact of COVID-19 will depend on a variety of factors as conditions continue to fluctuate around the country, with vaccination rates, spikes in infections and restrictions on activities and recommended protocols continuing to vary and evolve. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations. Additionally, other future global health crises could result in significant effects on regional and global economies and on our business, financial condition, liquidity and results of operations.

While we have taken several responsive steps, potential further actions may be necessary to adapt our business and address the impacts of the pandemic, including if and to the extent business operations normalize in a manner that is different from past experience. The spread of COVID-19 and measures taken to reduce its spread subject us to a variety of risks and could result in the following impacts, many of which have already occurred and could continue and increase the longer it continues:

•
resumed property shutdowns or more onerous restrictions at any or all of our retail properties across the eight states in which we operate;
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
•
labor shortages and disruptions to supply-chain and distribution channels of our tenants, impacting retail product availability;
•
negative effects on our operations as a result of quarantines, social distancing measures, public safety concerns and limitations on the nature and scope of activities at our properties required by governmental authorities and uncertainty as to whether the current relaxation of restrictions will be maintained or whether we will voluntarily adopt restrictions and more stringent protocols, which could result in increased costs to comply with enhanced health, sanitation and social distancing measures and greater demands on our property management teams;
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
•
potential negative impacts on the health of our personnel, particularly if a significant number of them are impacted, which may result in the deterioration in our ability to conduct operations to our normal standards during periods of disruption;
•
negative effects on our liquidity position and the cost of and ability to access funds from financial institutions and capital markets;
•
delays to capital raise initiatives; and
•
creation of other risks that may impact us or exacerbation of existing risks, including the risks described in this section.

The significance of COVID-19 on our business will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, and certain variants thereof, vaccination rates in regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. We continue to experience uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements. While we have experienced and expect to continue to experience an adverse impact on our business, financial condition, liquidity and results of operations, we cannot estimate the extent to which COVID-19 will impact our future business, financial condition, liquidity or results of operations.

We emerged from bankruptcy in 2020, which could adversely affect our business and relationships.

We emerged from bankruptcy at the end of 2020 and the final decree closing our bankruptcy case was entered by the United States Bankruptcy Court for the District of Delaware in March 2021. This recent bankruptcy filing and emergence from chapter 11 bankruptcy proceedings could adversely affect our business and relationships with tenants, employees and other constituents. Due to uncertainties, many risks exist, including the following:

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. Any of such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, therefore, as we have experienced in the past with tenants, the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under some of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales, including due to factors such as tenants’ failure to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, could directly affect our results of operations, and in some cases allow these tenants to cancel their leases pursuant to a sales termination clause. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject its leases, and we cannot be sure that it will assume its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such past-due balances in addition to the rejection damages, which amounts are likely to be less than the full amount owed to us for the rest of the lease term. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, at attractive rates, or at all. We may also need to incur significant expenses to re-let the space. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent to be paid. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which could adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants that have been adversely affected by challenging economic conditions, which has been exacerbated by the impacts of the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Current Economic Conditions and Our Near Term Capital Needs” for information regarding tenants in bankruptcy. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In recent years, in connection with economic conditions and other changes in the retail industry, including customers’ use of smartphones and websites, the continued expansion of e-commerce generally, and changes resulting from the COVID-19 pandemic and measures taken to reduce its spread, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them.][1] Further, our tenants may fail to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, which could result in an increase in store closings, tenant bankruptcies or requests for rent relief, particularly among anchor tenants. We have been affected by anchor store closings in the past and cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations and cash flows. Although we have adapted and continue to evolve our business to reduce reliance on traditional anchor department stores, closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Approximately 40% of our non-anchor leases expire in 2022 or 2023 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.

The current conditions in the economy, including changes in the means and patterns of consumer behavior generally and particularly in light of the COVID-19 pandemic, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers, combined in some circumstances with overleveraged retailer balance sheets in recent years has resulted in bankruptcies, store closings, consolidations of operations, and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” We might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2022 or 2023, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, and our stock price.

As further described in Part II, Item 9A of this report, in the course of completing our assessment of internal control over financial reporting for the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. These deficiencies related to (i) identifying and assessing risks of misstatement to ensure management review controls are designed, implemented, and operating at a level to effectively respond to those risks, (ii) monitoring the consistent operation of internal control over financial reporting and remediation of known control deficiencies, and (iii) evaluating the reliability of information used in management review controls.

Management developed and implemented its remediation plan during 2021, however, as further described in Part II, Item 9A of this report, the Company has not yet fully remediated its material weakness identified as of December 31, 2020, as the remediated steps were not in place for the full year 2021. Until our remediation plan is implemented for a full year and operating effectively, management will continue to devote time and attention to these efforts. Management has concluded that, because of the material weaknesses, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. If our remediation plan is ineffective, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which, if not agreed to, could adversely impact our liquidity and financial condition. Among other adverse consequences, investors could lose confidence in our reported financial information, which could lead to a decline in our stock price. In addition, we could be subjected to regulatory scrutiny, investigations by the New York Stock Exchange (the “NYSE”), civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources. We could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. There can be no assurance that we will not conclude in the future that the material weaknesses continue to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

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

To the extent we continue current redevelopment projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition and results of operations, including, among others:

•
higher than anticipated construction costs, including labor and material costs, the risk of which is currently elevated in the rising cost environment and due to materials shortages;
•
delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;
•
timing delays due to the COVID-19 pandemic, supply chain issues, weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;
•
expenditure of money and time on projects that might be significantly delayed before stabilization;
•
inability to achieve financing on favorable terms, or at all;
•
failure to obtain zoning, occupancy and other governmental approvals or, to the extent required, approvals of other third parties;
•
the offer of inducements (including rent reduction, tenant allowance, and rent abatement) to tenants; and
•
the impact of co-tenancy requirements as a result of our inability to meet a projected timeline.

Further, any required zoning, occupancy or other government approvals or, to the extent required, other third-party approvals, may delay the sale by us of our properties or interests in our properties. Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Subject to the terms and conditions of our Credit Agreements, as a key component of our growth strategy, we plan to continue to redevelop existing properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to then-prevailing economic, capital market and retail industry conditions.

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

The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, are likely to involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. When a development or redevelopment project includes a non-retail use, we generally seek to sell the rights to that component to a third-party developer with experience in that use, or we seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of [the Fashion District Philadelphia (“FDP”)], either in a partnership with another developer (like with Macerich for FDP) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities. In addition, even if we sell the rights to develop a specific component or elect to participate in the development through a partnership, we might be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the component ourselves (including providing any necessary financing). Additionally, in connection with our restructuring in 2020, Macerich now substantially controls the FDP joint venture’s operations and, subject to limited exceptions, controls major decisions. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, or the failure of a partner in connection with a joint, mixed-use or other unique development such as FDP, could delay or prevent us from realizing our expectations with respect to any such projects and could adversely affect our results of operations and financial condition.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. In 2021, we recorded approximately $9.9 million in non-cash impairment charges. We did not record any noncash impairment charges on our long-lived assets in 2020. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Impairment.”

Conditions in the U.S. economy might adversely affect our cash flows from operations.

The U.S. economy has continued to experience fluctuating income growth distributed unevenly among the population, and is experiencing increased health care costs and inflation. Particularly in light of the COVID-19 pandemic, the U.S. economy experienced a downturn in economic activity in 2020 and significant supply chain and labor market disruptions into 2021 and early 2022. Changes in the patterns of consumer spending, consumer confidence and seasonal spending have led to decreased operating performance of and bankruptcy or similar filings by several retailer tenants, which has led to store closings, delays or deferred decisions regarding lease renewals and the openings of new retail stores at our properties, and has in some cases affected the ability of our current tenants to meet their obligations to us. This has affected our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders, and we expect these impacts to continue. These conditions could have a material adverse effect on our financial condition and results of operations.

Periods of economic disruption can result in volatility and disruption in the capital and credit markets, and the resulting economic environment may be affected by increases in foreclosures and costs of living, all of which is likely to impact consumer spending. These circumstances could result in decreased revenues for our tenants and related decreases in the value of our properties. A sustained downward economic trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons. Our ability to lease space may be impacted in this type of economic environment as could access to capital and credit markets, which may make it difficult to refinance our debt at maturity. Any of these events could harm our business, financial condition and results of operations.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including a number of properties in the Philadelphia, and to a lesser extent, the Washington, D.C. metropolitan areas. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends, changing demographics and urbanization, availability and costs of financing, construction costs, income, unemployment, declining real estate values, local real estate conditions, sales and property taxes and tax laws, and weather conditions are particularly adverse in these areas, our results of operations will be affected to a greater degree than companies that do not have concentrations in these regions. If the sales of stores operating at our properties were to decline significantly due to adverse regional conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse regional conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations and cash flow would be adversely affected beyond the impairment charge already taken.

The benefits of our redevelopment of The Gallery at Market East into Fashion District Philadelphia may not be realized as expected and our financial results could be adversely affected.

We, along with our joint venture partner, The Macerich Company, undertook the significant redevelopment of FDP. FDP opened in 2019, but full occupancy has not yet been achieved, and stabilization is currently anticipated to be realized in 2022. Although FDP is expected to generate a positive contribution and provide for future growth, operating FDP involves a number of risks, including those that are financial and operational in nature. For example, FDP may under-perform relative to our expectations or not perform in accordance with our anticipated timetable or it may place unanticipated demands on our resources, and in 2020, we recorded a non-cash impairment to our investment in FDP of $148.5 million. Additionally, in connection with our restructuring in 2020, Macerich now substantially controls the joint venture’s operations and, subject to limited exceptions, controls major decisions. If we are unable to realize the expected benefits of our investment in this joint venture, our financial results could be adversely affected.

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

Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and Mario C. Ventresca, Jr., our Chief Financial Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. During 2021, in an effort to incentivize and retain our personnel, we extended retention bonuses to certain employees payable in installments in April and December 2022. We also entered into an amended and restated employment agreement with Joseph F. Coradino, our Chief Executive Officer, and an amendment to employment agreement with Mario C. Ventresca, Jr., our Chief Financial Officer. Each of these executives could elect to terminate their respective agreements at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally could harm our business and our prospects. Further, if we undertake certain cost-savings and restructuring initiatives in the future, they may be disruptive to our workforce and operations and adversely affect our financial results, because they may impact employee morale and may impair our ability to attract and retain talent.

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

Inflation has become a growing concern. The 2021 annual rate of inflation in the U.S. is higher than at any point in recent years. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur.

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

We face possible risks associated with climate change.

There is increasing evidence of global warming and, more generally, climate change as extreme weather events and associated damage is being experienced with increasing frequency and severity. To the extent climate change causes changes in weather patterns, our properties in certain markets and regions could be impacted by increases in storm intensity and rising sea levels, any of which may cause damage and result in costly repairs or renovations to adapt our properties, and/or require extended closures of our properties. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy and snow removal at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.

We might not be successful in identifying suitable acquisitions, completing acquisitions, or integrating any properties we acquire, which might adversely affect our financial condition or results of operations.

Acquisitions of retail properties were historically an important component of our growth strategy, although we have not completed any acquisitions in recent years and do not currently anticipate acquisition activity in the near term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. Our credit facilities substantially limit our right to pursue acquisitions, subject to certain exceptions. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms or we may not be able to compete effectively. Further, time constraints or other limitations in the scope of our diligence review might lead us to make acquisitions that might have additional or larger issues than we anticipated, which might reduce the returns on our investment and affect our financial condition and results of operations.

To the extent that we pursue and complete acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances, we might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios, which could adversely affect our financial condition and results of operations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

Online shopping and other uses of technology could affect the business models and viability of retailers, which could, in turn, affect their demand for retail real estate.

Online retailing and shopping and the use of technology to aid purchase decisions have increased in recent years, and particularly in light of the COVID-19 pandemic, the shift to online shopping has been accelerated and significant. These changes to retail models are expected to continue to remain popular in the future. In certain categories, such as books, music, apparel and electronics, online retailing has become a significant proportion of total sales, and has affected retailers and consumers significantly. The information available online empowers consumers with knowledge about products and information about prices and other offers differently than information available in a single physical store with sales associates. Consumers are able to purchase products anytime and anywhere and are able to compare more products than are typically found in a single retail location, and they are able to read product reviews and to compare product features and pricing. In addition, customers of certain of our retailers use technology including smartphones to check competitors’ product offerings and prices while in stores evaluating merchandise. Some tenants utilize our shopping centers as showrooms or as part of an omni-channel strategy (allowing for customers to shop online or in stores and for order fulfillment and returns to take place in stores or via shipping). In this model, customers may make purchases during or immediately after visiting our malls, with such sales not currently being captured in our tenant sales figures or monetized in our minimum or percentage rents.

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

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make future distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. Although we have adapted our properties to rely less on traditional retail and include more community-centric mixed-uses, we remain subject to a number of factors that can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as CAM, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; tenants’ ability to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, the COVID-19 pandemic resulted in travel restrictions and plant shutdowns, which impacted our tenants’ supply chains and, ultimately, retail product availability. Even as quarantine and other business restrictions have been relaxed, ongoing supply chain and labor force challenges have impacted product availability and ability to operate at full capacity. Continuing fears related to the continually evolving COVID-19 pandemic could impact shoppers’ willingness to visit our retail properties and the continued spread of the virus and emergence of numerous variants has led to operational changes in our mall environments to allow for social distancing and to provide enhanced health and safety measures. The extent and duration of the pandemic and its impact on our tenants and our operations is uncertain, but the longer the pandemic continues, the greater the risk is that its effects and various measures taken in response could continue to adversely affect us.

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

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. Our malls and our other operating properties face competition from similar retail, destination dining and entertainment centers, including more recently developed or renovated centers that are near our retail properties. Some of our competitors have greater financial resources or have different investment criteria than we do, a competitive factor that could become even more relevant as competitors gain size and economies of scale as a result of merger and consolidation activity. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. Further, the increased use of online retail shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. They also face competition for employees in the current highly constrained labor market, which could impact their operations and operating costs. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, and might also affect the total sales, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could adversely affect our results of operations. Additionally, such costs and expenses could lead to greater earnings volatility than would be experienced by our larger competitors.

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

Substantially all of our assets consist of investments in real properties. We review all of the assets in our portfolio regularly and we make determinations about which assets have growth potential and which properties do not meet the strategic or financial criteria we apply and should thus be divested. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to our evaluation or to changing economic and financial conditions is limited. The real estate market is affected by many factors that are beyond our control, such as general economic conditions, the availability of financing, interest rates, and the supply and demand for space. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. The number of prospective buyers interested in purchasing malls is limited. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing (as the volatility in the credit markets may be reflected in lending on unfavorable terms to the retail industry), which might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell. In the recent past, we have sold various properties, including land parcels for development, and entered into agreements to sell others, and the sale process has taken an extended period, often subject to delays, in order to complete diligence and secure entitlements. Further, we have entered into agreements to sell properties that were delayed and then terminated because the purchaser was unable to raise sufficient financing for closing. There are also limitations under federal income tax laws applicable to REITs that could limit our ability to sell assets. In addition, because our properties are mortgaged to secure our debts, we may not be able to secure a release of a lien on a mortgaged property without payment of the associated debt and/or a substantial prepayment penalty, or transfer of a debt to a buyer, which restricts our ability to dispose of property, even though the sale might otherwise be desirable. Therefore, if we want to sell one or more of our properties, we might not be able to make such dispositions in the desired time period, or at all, and might receive less consideration than we seek or than we originally invested in the property. Additionally, the terms of our Credit Agreements require us to apply a portion of the net cash proceeds of asset dispositions as prepayments under the Credit Agreements.

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

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt and preferred shares outstanding with substantial liquidation preference, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt service. These obligations may prevent us from using our cash flows for other purposes. If we are unable to satisfy these obligations, we might default on our debt and our financial condition and results of operations would be adversely affected.

We use a substantial amount of debt and preferred shares outstanding to finance our business, including through indebtedness secured by mortgages and deeds of trust on our properties. As of December 31, 2021, we had an aggregate consolidated indebtedness of $1,872.7 million, substantially all of which is secured by our assets, including mortgages on our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $381.0 million as of December 31, 2021. We also had outstanding as of December 31, 2021, in the aggregate, $95.8 million of 7.375% Series B Preferred Shares, $191.1 million of 7.20% Series C Preferred Shares and $137.9 million of 6.875% Series D Preferred Shares.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. Our first and second lien Credit Agreements mature and come due in December 2022, subject to a one-year extension to December 2023 at our option, subject to minimum liquidity of $35.0 million, a minimum corporate debt yield of 8.0%, a maximum loan-to-value ratio of 105% as determined by an appraisal and no default or event of default existing. If we are unable to meet the conditions to extend the maturity date of our Credit Agreements, or if we do not have sufficient cash flow from operations to meet our payment obligations, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations. We are not currently paying dividends on our preferred shares due to, among other things, restrictions in our credit facilities. As a result, unpaid dividends are accruing and increasing the liquidation amount of our preferred shares. Because we have not paid dividends on the preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two additional trustees to our Board. On February 23, 2022, we received a notice from a holder of the outstanding preferred proposing to nominate two individuals to be elected to serve as two additional trustees to our Board at our upcoming 2022 annual meeting. As of December 31, 2021, the cumulative amount of unpaid dividends on the outstanding preferred shares totaled approximately $41.1 million. See “—We could face adverse consequences as a result of the actions of activist shareholders” for a description of risks related to the election of trustees by holders of our preferred shares.

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

As discussed in “Liquidity and Capital Resources – Identical covenants and common provisions contained in the Credit Agreements,” on December 10, 2020, we entered into agreements for secured credit facilities as part of our restructuring efforts upon emergence from bankruptcy and in accordance with the Plan. Our Credit Agreements require us to satisfy certain affirmative and negative covenants (including maintaining minimum liquidity of $25 million) and to meet certain financial tests, including tests relating to our corporate debt yield and senior debt yield. As of December 31, 2021, the maximum amount that was available to be borrowed by us under the First Lien Revolving Facility was $75.5 million, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further in Note 4 to our consolidated financial statements.

As of December 31, 2021, we were in compliance with all the financial covenants in our Credit Agreements, however, a material decline in future operating results could affect our ability to comply with these covenants. Particularly in light of recent property sales, reduction in our asset base and the impacts of the COVID-19 pandemic on our business, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity in the future. We expect the current conditions in the economy and the retail industry, particularly in light of the COVID-19 pandemic and the resulting unprecedented global economic disruption (including disruptions to our and our tenants’ businesses and operations), to continue to materially affect our operating results. Furthermore, to determine our compliance with the Credit Agreements, including the covenants, we must apply our judgment to our facts, taking into account our past practice, and interpret the contractual provisions in the agreements. To the extent that our lenders interpret these differently than us, we may have disagreements or disputes, and if we are unable to resolve them, these disagreements may result in material limitations on our ability to access funding under the facility, protracted negotiations, and/or legal proceedings.

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

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered the FDP Loan Agreement, which includes a quarterly debt yield covenant and a loan balance of $194.6 million as of December 31, 2021 with a maturity date of January 2023 (unless extended by one year upon the borrowers’ satisfaction of certain conditions), and for which PREIT Associates, L.P. has guaranteed 50% of the borrowers’ obligations thereunder. As a result of the considerations articulated below, management concluded there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

The FDP Loan Agreement has a balance of $194.6 million at December 31, 2021, maturing January 2023, with an option to extend maturity to January 2024. This agreement also contains a 10% quarterly debt yield covenant beginning on December 31, 2021. As of December 31, 2021, the FDP joint venture entity borrower, PM Gallery L.P., did not meet the minimum 10% debt yield covenant, which triggered the lender to sweep cash from the property. This is not an event of default. As of June 30, 2022, the debt yield covenant threshold is 9%, subsequent to which the joint venture would be required to pay down the term loan to achieve a 9% debt yield. Based on the joint venture’s current forecast, management projects that the joint venture will not be able to meet this covenant as the debt yield is projected to be under 9%. To the extent the term loan is not paid down by the joint venture, this term loan could become due and payable during the second half of 2022. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP term loan would become due and payable in 2022. The Company plans to work with its joint venture partner to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of the joint venture not meeting the debt yield covenant. If, however, the administrative agent makes a demand of payment under our guarantee, there are circumstances, including the commencement of court proceedings under that guarantee, under which the default under the FDP Loan Agreement could give rise to an event of default under our Credit Agreements, which would permit our lenders to exercise remedies including to accelerate the payment obligations thereunder.

Although we plan to work with our joint venture partner to obtain the financial support necessary to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of not meeting the debt yield covenant, there are inherent risks, unknown results and significant uncertainties associated with this matter and a direct correlation to our ability to satisfy our financial obligations that may arise over the applicable twelve month period. Our ability to obtain relief from the FDP Loan Agreement lender involves performance by third parties and therefore cannot be considered probable of occurring.

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is taking steps to mitigate the associated risks, but we can provide no assurance that cash generated from our operations together with cash received in the future from our various sources of funding will be sufficient to enable us to continue as a going concern.

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

As of December 31, 2021, our mortgage loans are secured by nine of our consolidated properties and are due in installments over various terms extending to the year 2025. Also, we estimate that we will need $4.3 million of additional capital to complete our current redevelopment projects, including the completion of redevelopment at FDP, which opened on September 19, 2019. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

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

As of December 31, 2021, we had $1.2 billion of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $300.0 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $121.8 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

We may be adversely affected by the discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (the “FCA”) announced it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. The FCA no longer publishes one-week and two-month U.S. dollar LIBOR rates and plans to cease publishing all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. It is not presently known whether SOFR or any other alternative reference rates will attain broad market acceptance as replacements of LIBOR. There remains uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments that are indexed to LIBOR. Further, various financial instruments indexed to LIBOR could experience different outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.

As of December 31, 2021, we had borrowings under our Credit Agreements and mortgage loans of $1.4 billion with interest rates indexed to LIBOR. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps and other derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, and derivative instruments tied to LIBOR could also be affected if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is phased out and changes are implemented, interest rates on our current or future indebtedness may be adversely affected.

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

(1)
There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Moreover, if a person owns 10% or more of the value of our outstanding shares, rents paid by the person or certain related parties may not be treated as rental income for purposes of the 75% and 95% income tests that apply for REIT qualification. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. In the past, our Board has granted such exemptions to Invesco Exchange-Traded Fund Trust II, Cohen & Steers Capital Management, Inc., Blackrock, Inc., CBRE Clarion Securities, Heitman Real Estate Securities, Security Capital Research and Management and Nuveen Assets Management LLC. Absent an exemption, this restriction might:

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

As the general partner of PREIT Associates, we have previously agreed to indemnify certain former property owners against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it, and we might do so again in the future. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could interfere with our ability to execute strategic dispositions, harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

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

Because we have not paid dividends on our outstanding preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two additional trustees to our Board. On February 23, 2022, we received a notice from a holder of the outstanding preferred proposing to nominate two individuals to be elected to serve as two additional trustees to our Board at our upcoming 2022 annual meeting. If the holders of our outstanding preferred shares elect additional trustees with a specific agenda (such as pursuing strategies to benefit holders of our preferred shares), the risks described above could be exacerbated.

A few significant shareholders may influence or control the direction of our business, and, if the ownership of our common shares continues to be concentrated, or becomes more concentrated in the future, it could prevent our other shareholders from influencing significant corporate decisions.

As of December 31, 2021, a small number of individual shareholders together own or control more than 10% of our outstanding common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares. The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.

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

Because we have not paid dividends on our outstanding preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two additional trustees to our Board. On February 23, 2022, we received a notice from a holder of the outstanding preferred proposing to nominate two individuals to be elected to serve as two additional trustees to our Board at our upcoming 2022 annual meeting. This could have an adverse impact on our governance and on the interests of our shareholders other than the holders of our preferred shares if additional trustees are elected and focus primarily on pursuing strategies to benefit holders of our preferred shares.

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

Our common shares are listed on the NYSE and, as such, are subject to the exchange’s listing standards, including the requirement to maintain an average closing price of at least $1.00 per share. In 2020, we were notified by NYSE that we had failed to meet such requirement, but regained compliance as of December 31, 2020 after the closing price for our common shares on December 31, 2020 and the average closing price for our common shares during the 30 trading-day period ended December 31, 2020 both exceeded $1.00.

Although we have maintained compliance as of December 31, 2021, during 2021, the closing price for our common shares has ranged from a low of $0.88 per share to a high of $3.17 per share. Accordingly, there is a risk we may fail to continue to meet this listing standard and, if we fail to comply in the future, in accordance with Rule 802.01D of the NYSE’s Listed Company Manual, the NYSE may suspend and delist our common shares and preferred shares. On February 4, 2022, we received a notice from NYSE that we are no longer in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE's Listed Company Manual, and we have notified the NYSE that we intend to cure the deficiency. The threat of delisting and/or a delisting of our shares could have adverse effects by, among other things:

•
reducing the liquidity and market price of our common shares;
•
reducing the number of investors willing to hold or acquire our common shares; and
•
reducing our ability to retain, recruit and motivate our trustees, officers and employees.

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

TAX RISKS

If we were to fail to qualify as a REIT or otherwise to comply with tax requirements applicable to REITs, our shareholders would be adversely affected.

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

If we were to fail to qualify as a REIT, we would be subject to federal income tax, on our taxable income, if any, at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. Any such additional tax incurred at regular corporate rates could significantly reduce the cash flow available for future distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders and our securities could be delisted from the exchange on which they are listed. If there were a determination that we do not qualify as a REIT, there could be a material adverse effect on our results of operations and there could be a material reduction in the value of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

RETAIL PROPERTIES

We currently own interests in 25 properties, of which 24 are operating properties and one is a development property. The 24 operating properties include 20 shopping malls and four other retail properties, have a total of 19.6 million square feet and are located in eight states. We and partnerships in which we hold an interest own 15.1 million square feet at these properties (excluding space owned by anchors or third parties).

There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.6 million square feet, of which we own 11.4 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.0 million square feet, of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Capital City Mall, Camp Hill, PA	100%	624,246	504,246	1974/2005	98.8%	JC Penney, Sportsman's Warehouse, Macy’s, Dicks Sporting Goods
Cherry Hill Mall, Cherry Hill, NJ	100%	1,311,985	833,100	1961/2009	95.7%	JC Penney, Macy’s and Nordstrom
Cumberland Mall, Vineland, NJ	100%	950,412	677,182	1973/2003	90.8%	Regal Cinemas, BJ’s Wholesale Club, Boscov’s, Dick’s Sporting Goods, Home Depot, and Power Warehouse
Dartmouth Mall, Dartmouth, MA	100%	632,513	492,513	1971/2000	93.1%	Burlington, JC Penney, Macy’s, AMC, and Aldi
Exton Square Mall, Exton, PA (6)	100%	990,145	808,945	1973/2000	50.2%	Boscov’s, Macy’s
Francis Scott Key Mall, Frederick, MD	100%	754,231	614,898	1978/1991	93.9%	Dick's Sporting Goods, JC Penney, Macy’s, Sears
Jacksonville Mall, Jacksonville, NC	100%	493,144	493,144	1981/2008	99.9%	Belk, JC Penney and Sears
Magnolia Mall, Florence, SC	100%	591,794	591,794	1979/2007	99.1%	Tilt Studio, Belk, Best Buy, Dick’s Sporting Goods, Burlington
Moorestown Mall, Moorestown, NJ (8)	100%	926,260	744,107	1963/2008	96.4%	Boscov’s, Regal Cinemas, HomeSense, Turn 7, Cooper University Health Care (8)
Patrick Henry Mall, Newport News, VA	100%	717,921	433,764	1988/2005	95.7%	Dick’s Sporting Goods, Dillard’s, JC Penney and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA (7)	100%	917,844	917,844	1966/2009	85.2%	AMC Theater, Boscov’s, Dick's Sporting Goods, Legoland Discovery Center, Whole Foods, and Burlington
The Mall at Prince Georges, Hyattsville, MD	100%	779,760	779,760	1959/2004	99.0%	Macy’s, and Target
Springfield Town Center, Springfield, VA (7)	100%	1,374,187	984,202	1974/2015	91.7%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas, Target, and Saks OFF 5th
Valley Mall, Hagerstown, MD	100%	827,735	827,735	1974/1999	98.2%	Dick's Sporting Goods, JC Penney, Tilt, Regal Cinemas, Onelife Fitness, and Belk
Viewmont Mall, Scranton, PA	100%	689,226	549,425	1968/2006	98.3%	JC Penney, Dick’s Sporting Goods/ Field and Stream, HomeGoods and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,036,006	622,885	1982/2001	97.8%	Bloomingdale’s, Macy’s, Nordstrom Rack and Sears
Woodland Mall, Grand Rapids, MI	100%	981,772	569,551	1968/2019	88.7%	JC Penney, Macy’s, and Von Maur
Total consolidated mall properties		14,599,181	11,445,095

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

(6) Property designated as non-core.

(7) A portion of the underlying land at this property is subject to a ground lease.

(8) Former Sears was acquired by Cooper Hospital. This site is under development and not currently operating.

Unconsolidated Operating Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Fashion District Philadelphia, Philadelphia, PA	50%	851,753	851,753	1977/2019	79.0%	Ardene, Burlington, AMC, Round 1, Shopper's World, and Primark
Lehigh Valley Mall, Allentown, PA	50%	1,192,401	985,109	1960/2008	89.1%	Apple, Barnes & Noble, Dave & Buster's, Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,658	222,759	1974/1997	87.6%	Macy’s and Target
OTHER RETAIL
Gloucester Premium Outlets, Blackwood, NJ	25%	376,967	376,967	2015	75.8%	Nike Factory Store, and Old Navy
Metroplex Shopping Center, Plymouth Meeting, PA	50%	777,695	476,966	2001	86.0%	Barnes & Noble, Giant Food Store, Lowe’s, Ross Dress for Less, Saks off Fifth and Target
The Court at Oxford Valley, Langhorne, PA	50%	703,909	456,286	1996	96.4%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	100.0%	Barnes & Noble, Burlington, Home Depot, HomeGoods and Weis Markets
Total unconsolidated retail properties		4,976,266	3,633,133

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

The following table sets forth our average annual gross rent per square foot, under the terms of the leases (for consolidated and unconsolidated properties) for the five years ended December 31, 2021:

Average Gross Rent	2021	2020	2019	2018	2017
Under 10,000 square feet	$54.75	$56.05	$57.09	$57.07	$58.09
Over 10,000 square feet	$21.70	$20.71	$20.79	$21.13	$21.17
All Non-Anchor stores	$37.28	$37.87	$39.30	$39.97	$40.88
Anchor stores	$5.45	$6.84	$5.41	$5.05	$5.10

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2021:

Tenant Name (1)	Number of Stores (2)	GLA (2)	Percent of Total GLA (3)
AMC Entertainment Holdings, Inc.	4	189,647	1.1%
Ashley Homestore	1	39,793	0.2%
Barnes & Noble, Inc.	8	237,130	1.4%
Belk, Inc.	3	311,397	1.8%
Best Buy Co., Inc.	6	190,153	1.1%
BJ’s Wholesale Club, Inc.	2	234,761	1.3%
Boscov’s Department Store	5	889,229	5.1%
Burlington Stores, Inc.	5	259,661	1.5%
Dave & Buster’s, Inc.	4	137,738	0.8%
Dick’s Sporting Goods, Inc.	10	570,353	3.3%
Dillard’s, Inc.	1	144,157	0.8%
DSW Shoe Warehouse	5	90,418	0.5%
H&M Hennes & Mauritz L.P.	13	283,070	1.6%
The Home Depot, Inc.	3	397,322	2.3%
Hudson's Bay Company	2	54,118	0.3%
Copper Retail JV LLC (JC Penney)	11	1,637,355	9.4%
Macy’s, Inc.
Macy’s	13	2,408,619
Bloomingdales	1	237,537
Total Macy’s, Inc.	14	2,646,156	15.1%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	1.2%
Office Depot, Inc. (OfficeMax)	2	51,509	0.3%
Onelife Fitness	1	70,000	0.4%
PetsMart, Inc	3	78,720	0.5%
Cineworld Group (Regal Cinemas)	4	205,135	1.2%
Round One Entertainment, Inc.	2	122,860	0.7%
Ross Stores	2	60,320	0.3%
Shopper's World	1	95,159	0.5%
Transform Operating Stores LLC
Sears	3	414,260
Sears Appliance and Mattress Store	1	15,000
Total Transform Operating Stores LLC	4	429,260	2.5%
The TJX Companies, Inc.
HomeGoods	3	84,076
HomeSense	1	28,486
Marshalls	2	65,004
Sierra Trading Post	1	19,089
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	8	224,252	1.3%
Target Corporation	4	656,052	3.8%
Tilt Studio	3	171,100	1.0%
Turn 7 Liquidations	1	121,200	0.7%
Ulta Beauty, Inc.	7	78,828	0.5%
Von Maur, Inc.	1	86,165	0.5%
Weis Markets, Inc.	1	65,032	0.4%
Whole Foods, Inc.	1	65,156	0.4%
	145	11,104,645	63.5%

(1) To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 15,000 square feet.

(2) Number of stores and gross leasable area (“GLA”) include anchors that own their own space or lease from lessors other than us and do not pay rent to us. Includes stores that have closed that are still obligated to make rental or expense contribution payments.

(3) Percent of Total GLA is calculated based on the total GLA of all properties.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2021:

Primary Tenant (1)	Brands	Total number of locations	Percent of PREIT’s Annualized Gross Rent (2)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, Footaction Flight 23, House of Hoops by Foot Locker, Kids Foot Locker	44	5.0%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Totally Pagoda, Zale's Jewelers, Banter by Piercing Pagoda	60	3.4%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	11	2.9%
Victoria's Secret & Co.	Pink, Victoria's Secret	17	2.9%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	21	2.5%
Dave & Buster's, Inc.	Dave & Buster's	4	1.9%
Express, Inc.	Express, Express Factory Outlet, Express Men	14	1.9%
Gap, Inc.	Banana Republic, Gap/Gap Kids/Gap Outlet/Old Navy	18	1.8%
Cineworld Group	Regal Cinemas	4	1.7%
Sycamore Partners	Hot Topic, Talbots, Torrid, Ann Taylor, Loft, Belk	41	1.7%
Genesco, Inc.	Johnston & Murphy, Journey's, Journey's Kidz, Underground by Journey's	28	1.7%
Macy's	Bloomingdale's, Macy's	14	1.7%
Bath & Body Works, Inc.	Bath & Body Works	21	1.4%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	8	1.4%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	28	1.3%
AMC Entertainment Holdings, Inc.	AMC	4	1.1%
The TJX Companies, Inc.	HomeGoods, Marshalls, TJMaxx, HomeSense, Sierra Trading Post	8	1.1%
Shoe Show, Inc.	Shoe Dept, Shoe Dept. Encore	16	1.1%
Copper Retail JV LLC	JCPenny	11	1.0%
Focus Brands	Cinnabon, Moe's Southwest Grill, Auntie Anne's and Jamba	33	1.0%
Total		405	38.5%

(1) Tenant includes all brands and concepts of the tenant.

(2) Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective equity method investments. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2021.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2021:

	All Tenants (1) (2)
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total Gross
For the Year Ended December 31,	Expiring	Leases	Year	Rent psf	Rent
2021 and Prior	121	210,043	$11,370	$58.94	4.1%
2022	249	709,512	26,687	43.95	9.6%
2023	255	1,339,655	39,213	33.54	14.1%
2024	235	882,447	36,517	46.34	13.2%
2025	178	951,338	33,905	44.78	12.2%
2026	147	829,343	28,325	42.52	10.2%
2027	105	879,015	26,413	32.84	9.5%
2028	82	583,373	20,410	37.45	7.4%
2029	69	490,934	15,995	40.21	5.8%
2030	65	496,317	17,352	41.61	6.3%
Thereafter	68	813,039	20,970	34.56	7.6%
Total/Average	1,574	8,185,016	$277,157	$39.88	100.0%

(1) Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 667,984 square feet.

(2) Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2021.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2021.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2021 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants
(in thousands of dollars, except per square foot amounts)	Number of Leases	GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Gross	Percent of PREIT’s Total
For the Year Ending December 31,	Expiring	Leases	Year (1)(2)	Rent psf	Gross Rent
2021 and Prior (2)	1	164,694	$202	$2.46	0.8%
2022	1	212,000	152	1.44	0.6%
2023	5	550,775	2,446	4.44	9.4%
2024	4	485,531	3,264	6.72	12.5%
2025	9	1,181,974	3,211	2.72	12.3%
2026	6	470,638	2,646	8.31	10.1%
2027	2	275,250	1,743	6.33	6.7%
2028	8	879,599	5,633	6	21.5%
2029	1	65,155	2,210	33.92	8.5%
2030	2	85,718	1,522	17.75	5.8%
Thereafter	5	407,850	3,121	7.65	11.8%
Total/Average	44	4,779,184	$26,150	$5.81	100.0%

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2021.

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

OFFICE SPACE

In December 2018, we entered into a lease for our new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, with Brandywine Realty Trust. One of our independent trustees is also a Trustee of Brandywine Realty Trust. The lease commenced in December 2019 and we moved into our new offices at One Commerce Square in January 2020. Total rent expense under this lease was $0.9 million for the year ended December 31, 2021.

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

As of December 31, 2021, there were approximately 1,600 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.

During the first quarter 2020, we declared a quarterly cash distribution on our common shares of beneficial interest equal to $0.21 per share. In the second quarter 2020, we paid a quarterly cash dividend of $0.02 per common share. We paid no quarterly dividend during the third or fourth quarter 2020. We paid no quarterly dividend during 2021. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant. Further, the Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage, as described below. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended December 31, 2021.

Preferred Dividend Arrearages

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $41.1 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $2.7654 per share, $2.70 per share and $2.5782 per share, respectively.

ITEM 6. [RESERVED].

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

We currently own interests in 25 properties, of which 24 are operating properties and one is a development property. The 24 operating properties include 20 shopping malls and four other retail properties, have a total of 19.6 million square feet and are located in eight states. We and partnerships in which we hold an interest own 15.1 million square feet at these properties (excluding space owned by anchors or third parties).

There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.6 million square feet, of which we own 11.4 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.0 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

The COVID-19 global pandemic that began in 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged evolution of the pandemic has also led to periods of unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, in 2022 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Uncertainty remains as to how long the global pandemic, economic challenges and various limitations and disruptions to business operations will last. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. Although many restrictions have been lifted, numerous limitations remain and it is possible that new or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions. As such, as the pandemic continues, intensifies or experiences resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third and fourth quarters of 2020.

All of our properties have remained open since the third quarter of 2020 and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. Collections improved in 2021 compared to 2020 and, as of December 31, 2021, we had cash receipts of 92% of billed fourth quarter rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of COVID-19 on our business, however, will continue to depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus, the timing and widespread availability and acceptance of vaccines, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

Our net loss decreased by $130.8 million to a net loss of $135.9 million for the year ended December 31, 2021 from a net loss of $266.7 million for the year ended December 31, 2020. The change in our 2021 results of operations was primarily due to (a) an increase in lease revenue of $32.9 million; and (b) a decrease in loss on remeasurement of Fashion District Philadelphia's assets and an other than temporary impairment of our investment in Fashion District Philadelphia totaling $148.5 million in 2020; partially offset by: (a) an increase in interest expense of $43.7 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; and (b) a decrease in gain on derecognition of property of $7.0 million.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2021, held a 98.7% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in seven of the 25 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 25% to 50% interest.

Acquisitions and Dispositions

See Note 2 to our consolidated financial statements for a description of our dispositions and acquisitions in 2021 and 2020.

Current Economic Conditions and Our Near Term Capital Needs

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in 2021 and 2020.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)	Number of locations closed	GLA (2)	PREIT’s Share of Annualized Gross Rent (3) (in thousands)
2021
Consolidated properties	5	10	331,314	$1,589	5	18,344	$380
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	5	11	335,360	1,646	6	22,390	437

2020
Consolidated properties	17	91	2,068,153	$18,604	39	389,696	$6,771
Unconsolidated properties	18	31	468,164	3,747	13	162,378	2,093
Total	23	122	2,536,317	22,351	52	552,074	8,864

(1) Total represents all tenants operating as individual brands that are consolidated under one parent and includes both tenant-owned and landlord-owned stores.

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2021.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. Dick’s Sporting Goods at Valley Mall opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Michaels in the first quarter of 2020. In 2017, we purchased the Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened HomeSense, Sierra Trading, Five Below and Michaels between 2018 and the first quarter of 2020. During 2021, we opened Power Warehouse at Cumberland Mall in Vineland, New Jersey.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. Aldi also opened in the space adjacent to Burlington in September 2021. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for the additional space adjacent to Burlington, but have experienced delays due to the impact of the COVID-19 pandemic.

During 2019, an anchor tenant, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we executed a lease with Turn 7, which opened in the fourth quarter of 2021. Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at the Jacksonville Mall location. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at the Mall at Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021.

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $45.8 million as of December 31, 2021.

As of December 31, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $4.3 million, including $0.9 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers.

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

The FDP Loan Agreement provides for: (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option for each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type.

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

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.

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

Revenue and Receivables

We derive over 96% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles.

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

RESULTS OF OPERATIONS

Overview

Our net loss decreased by $130.8 million to a net loss of $135.9 million for the year ended December 31, 2021 from a net loss of $266.7 million for the year ended December 31, 2020. The change in our 2021 results of operations was primarily due to: (a) an increase in lease revenue of $34.9 million; (b) a loss on remeasurement of Fashion District Philadelphia's assets and an other than temporary impairment on our investment in Fashion District Philadelphia totaling $148.5 million, which had an unfavorable impact in 2020; (c) a decrease of $8.4 million in depreciation and amortization; (d) an increase of $6.1 million in gain on debt extinguishment; and (e) a decrease of $3.5 million in reorganization expenses incurred due to our 2020 financial restructuring; partially offset by: (a) an increase in interest expense of $43.7 million driven by higher interest rates on our Credit Agreements and higher overall debt balances; (b) impairment of assets of $9.9 million in 2021; (c) an $8.1 million non-recurring gain on derecognition of property in 2020; and (d) a decrease of $11.3 million in non-recurring gain on sales of real estate.

Occupancy

The tables below set forth certain occupancy statistics for our retail properties in total and our Core Malls as of December 31, 2021 and 2020:

	Occupancy (1) as of December 31,
	Consolidated Properties		Unconsolidated Properties		Combined (2)
	2021	2020	2021	2020	2021	2020
Retail portfolio weighted average:
Total excluding anchors	89.5%	88.4%	83.4%	83.4%	87.7%	86.9%
Total including anchors	91.6%	88.1%	86.5%	83.9%	90.4%	87.1%
Core Malls weighted average: (3)
Total excluding anchors	91.8%	90.4%	79.1%	81.2%	89.5%	89.4%
Total including anchors	94.8%	90.7%	84.7%	87.1%	93.2%	90.3%

(1) Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2) Combined occupancy is calculated by using occupied GLA for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

(3) Core Malls excludes Exton Square Mall, Valley View Mall, power centers and Gloucester Premium Outlets.

From 2020 to 2021, total occupancy for our retail portfolio, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement), increased 330 basis points to 90.4%.

From 2020 to 2021, total occupancy for our Core Malls, including consolidated and unconsolidated properties, increased 290 basis points to 93.2%.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our properties for the year ended December 31, 2021, including anchor and non-anchor space at consolidated and unconsolidated properties:

	Number	GLA	Term (in years)	Initial Rent psf	Previous Rent psf	Initial Gross Rent Spread (1)		Avg Rent Spread (2)	Annualized Tenant Improvements psf (3)
Non-Anchor						$	%	%
New Leases
Under 10,000 sf	138	305,375	4.7	$42.88	$—	$—	—%	—%	$5.50
Over 10,000 sf	9	256,503	15.7	8.10	—	—	—%	—%	1.08
Total New Leases	147	561,878	9.7	27.00	—	—	—%	—%	2.25
Renewal Leases
Under 10,000 sf	144	280,989	3.5	59.98	66.11	(6.14)	(9.3%)	(6.2)%	-
Over 10,000 sf	13	507,033	4.4	15.97	14.50	1.47	10.1%	12.1%	0
Total Fixed Rent	157	788,022	4.0	31.66	32.90	(1.24)	(3.8)%	(0.9)%	0.01
Percentage in Lieu	64	290,096	1.6	22.24	24.73	(2.49)	(10.1)%		0.05
Total Renewal Leases	221	1,078,118	3.4	29.13	$30.71	$(1.58)	(5.1)%		$0.02
Total Non Anchor (4)	368	1,639,996	5.6	$28.40
Anchor
New Leases	4	409,684	6.1	$3.40					$0.95
Renewal Leases	6	690,850	4.5	5.51	$5.61	$(0.10)	(1.8)%	—%	—
Total Anchor	10	1,100,534	5.1	$4.72

(1) Initial gross rent renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, CAM reimbursements, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

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

(4) Includes 30 leases and 98,177 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES" for further details on our ownership interests in our unconsolidated properties.

See “Item 2. Properties—Retail Lease Expiration Schedule - Anchors” and “Item 2. Properties—Retail Lease Expiration Schedule – Non-Anchors” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

(in thousands of dollars)	For the Year Ended December 31, 2021	% Change 2020 to 2021	For the Year Ended December 31, 2020
Results of operations:
Real estate revenue	$295,869	13%	$260,936
Property operating expenses	(127,582)	1%	(126,898)
Other income	561	(37)%	887
Depreciation and amortization	(117,986)	(7)%	(126,362)
General and administrative expenses	(49,570)	(1)%	(50,272)
Provision for employee separation expenses	(305)	(75)%	(1,227)
Insurance recoveries, net	669	14%	586
Project costs and other expenses	(309)	5%	(294)
Interest expense, net	(128,031)	52%	(84,341)
Gain (loss) on debt extinguishment, net	4,587	(408)%	(1,487)
Gain on derecognition of property	—	(100)%	8,127
Impairment of assets	(9,938)	N/A	—
Reorganization expenses	(267)	(93)%	(3,769)
Equity in (loss) of partnerships	(3,732)	(33)%	(5,544)
(Loss) on remeasurement of assets by equity method investee	—	(100)%	(148,545)
Gain on sales of real estate by equity method investee	1,337	N/A	—
Gain on sales of interests in real estate, net	(1,180)	(110)%	11,444
Gains on sales of non-operating real estate	10	(81)%	54
Net loss	$(135,867)	(49)%	$(266,706)

The amounts in the preceding table reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the consolidated statements of operations in the line item “Equity in income of partnerships.”

Real Estate Revenue

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Contractual lease payments:
Base rent	$195,832	$186,199
CAM reimbursement income	33,825	38,304
Real estate tax income	28,175	32,542
Percentage rent	7,900	1,204
Lease termination revenue	1,709	2,250
	267,441	260,499
Less: credit recoveries (losses)	2,625	(23,358)
Lease revenue	270,066	237,141
Expense reimbursements	16,514	15,462
Other real estate revenue	9,289	8,333
Total real estate revenue	$295,869	$260,936

Real Estate Revenue

Real estate revenue increased by $34.9 million, or 13%, in 2021 as compared to 2020, primarily due to:

•
a decrease of $24.5 million in same store credit losses as compared to 2020 due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio in comparison to substantial credit losses due to non-payment of charges in 2020;
•
an increase of $12.4 million in same store base rent as compared to 2020 driven by a $17.6 million increase related to the COVID-19 mall closures and associated rent abatements and reduced percent of sales revenue in 2020. This was partially offset by a decrease of $3.0 million as compared to 2020 related to tenant bankruptcies in 2020 and 2021, and a decrease of $2.2 million from net new store openings and lease modifications over the previous twelve months;
•
an increase of $6.7 million in same store percentage rent;
•
an increase of $1.2 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”); and
•
an increase of $0.9 million in same store other real estate revenue due to promotional revenues in the common areas and parking lots; partially offset by
•
a decrease of $4.2 million in same store real estate tax reimbursements due to bankruptcy and COVID-related store closings and rental concessions to some tenants whereby the terms of the leases were modified to no longer require expense reimbursements, and a decrease in same store real estate tax expense (see “-Property Operating Expenses”);
•
a decrease of $3.7 million in same store common area expense reimbursements, including a decrease in same store common area reimbursements of $3.0 million due to bankruptcy and COVID-related store closings and rental concessions to some tenants under which the terms of their leases were modified and no longer need to pay expense reimbursements, as well as a decrease of $0.7 million associated with the straight lining of fixed common area expense reimbursements;
•
a decrease of $2.2 million as compared to 2020 at non-same store properties Valley View Mall and Exton Square Mall due to the derecognition of assets at Valley View Mall during the third quarter of 2020 as a result of a receiver being assigned to manage the property and the sale of the strip center in the third quarter of 2021, partially offset by a decrease in credit losses at Exton Square Mall; and
•
a decrease of $0.7 million in same store lease termination revenue, including $2.2 million from the termination of leases with eleven tenants during 2020, partially offset by $1.5 million received from ten tenants during 2021.

Property Operating Expenses

Property operating expenses increased by $0.7 million, or 1%, in 2021 as compared to 2020, primarily due to:

•
an increase of $3.0 million in same store common area maintenance expense, including a $0.9 million increase in snow removal expense due to higher snowfall amounts during 2021 across the Mid-Atlantic States, where many of our properties are located, a $0.8 million increase in cleaning expense and a $0.7 million increase in utility expense due to reduced services while properties were closed and then reopened with reduced operating hours in 2020, and a $0.9 million increase in insurance expense, partially offset by a $0.6 million decrease in personnel costs;
•
an increase of $0.9 million in same store tenant utility expense due to higher electricity usage in comparison to when our properties were closed and then reopened with reduced operating hours in 2020; and
•
an increase of $0.5 million in same store other property operating expenses including a $0.3 million increase in property legal expense; partially offset by
•
a decrease of $2.4 million in same store real estate tax expense due to a decrease in real estate tax assessments at some properties; and
•
a decrease of $1.3 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and Amortization

Depreciation and amortization expense decreased by $8.4 million, or 7%, in 2021 as compared to 2020, primarily due to:

•
a decrease of $6.7 million resulting from accelerated amortization of capital improvements associated with store closings during 2020, partially offset by amortization of capital improvements related to new tenants at our same store properties; and
•
a decrease of $1.7 million at non-same store properties Exton Square Mall and Valley View Mall.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 1%, in 2021 as compared to 2020. We incurred lower professional fees in 2021, which were a direct result of our financial restructuring that took place in 2020. Those lower professional fees were partially offset by higher employee incentive compensation expenses in 2021.

Provision for Employee Separation Expenses

During the years ended December 31, 2021 and 2020, we terminated the employment of certain employees and officers. In connection with the departure of those employees and officers, we recorded $0.3 million and $1.2 million of employee separation expenses for the years ended December 31, 2021 and 2020, respectively.

Insurance Recoveries, net

During the year ended December 31, 2021, we recorded net insurance recoveries of $0.7 million as a result of recoveries received to repair damages that occurred in 2020. During the year ended December 31, 2020, we recorded net recoveries of approximately $0.6 million. These net recoveries primarily relate to remediation expenses.

Interest Expense

Interest expense increased by $43.7 million, or 52%, in 2021 as compared to 2020 due to higher weighted average effective interest rates (6.10% in 2021 compared to 5.58% in 2020) and a higher weighted average debt balance ($2,253.7 million in 2021 compared to $2,236.9 million in 2020). Also included in interest expense, net for the year ended December 31, 2020 is $2.8 million of expense due to the accelerated reclassification of other comprehensive (loss) income into earnings from our derivatives.

(Loss) Gain on Debt Extinguishment

During the second quarter of 2021, we were notified that the full principal balance and accrued interest on our loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was forgiven. As a result of the forgiveness, we recorded a gain on debt extinguishment of $4.6 million, which is included in our results of operations for the year ended December 31, 2021.

As a result of our financial restructuring in 2020, we incurred $0.9 million of lender expenses which were accounted for as a loss on debt extinguishment for the year ended December 31, 2020. Additionally, as a result of the financial restructuring, we accelerated the amortization of a portion of our deferred financing costs under our previously existing credit agreements which resulted in a loss on debt extinguishment of $0.6 million for the year ended December 31, 2020.

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

Impairment of Assets

During the year ended December 31, 2021, we recorded impairment of assets of $9.9 million. We did not record any asset impairments during the year ended December 31, 2020. The assets that incurred impairments and the amount of such impairments are as follows:

(in thousands of dollars)	December 31, 2021
Exton Square Mall	$8,374
Valley View Center	1,302
Monroe Marketplace	262
Total impairment of assets	$9,938

See Note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Reorganization Expenses

During the year ended December 31, 2021, we incurred costs of $0.3 million in connection with our efforts to finalize our financial restructuring that were directly attributable to our bankruptcy proceedings.

For the period from November 1, 2020 to December 10, 2020, we incurred costs and fees of $3.8 million in connection with our efforts to effectuate the financial restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Equity in Loss of Partnerships

Equity in loss of partnerships decreased by $1.8 million, or 33%, in 2021 as compared to 2020. This decrease was primarily the result of higher real estate revenues across all of our partnership properties due to recovery from COVID-19.

Loss on Remeasurement of Assets by Equity Method Investee

Loss on remeasurement of assets by equity method investee in 2020 is comprised of $145.7 million of our share of the loss on remeasurement on the assets of our joint venture in Fashion District Philadelphia and $2.8 million of other than temporary impairment on the fair value of our non-controlling ownership interest in the joint venture. See Note 3 to the consolidated financial statements for additional information.

Gain on Sales of Real Estate by Equity Method Investee

In May 2021, PM Gallery LP, a joint venture entity owned directly by us and The Macerich Company, sold a portion of an asset at Fashion District Philadelphia for $5.3 million. In connection with the sale, a gain of $2.6 million was recognized by the joint venture and we recorded a related gain of $1.3 million at our share of 50%.

Gain (Loss) on Sales of interest in Real Estate, net

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
•
We use NOI, and we have used FFO, or related terms like Same Store NOI and, when applicable, Funds From Operations, as adjusted, for determining incentive compensation amounts under certain of our performance-based executive compensation programs.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, general and administrative expenses, provision for employee separation expenses, interest expense, depreciation and amortization, insurance recoveries, gain/loss on debt extinguishment, gain on derecognition of property, impairment of assets, equity in loss/income of partnerships, loss on remeasurement of assets by equity method investee, gain on sale of non operating real estate, gain/loss on sale of real estate, project costs and other expenses and reorganization expenses.

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

The table below reconciles net loss to NOI of our consolidated properties for the years ended 2021 and 2020:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Net loss	$(135,867)	$(266,706)
Other income	(561)	(887)
Depreciation and amortization	117,986	126,362
General and administrative expenses	49,570	50,272
Provision for employee separation expenses	305	1,227
Project costs and other expenses	309	294
Insurance recoveries, net	(669)	(586)
Interest expense, net	128,031	84,341
(Loss) gain on debt extinguishment	(4,587)	1,487
Gain on derecognition of property	—	(8,127)
Impairment of assets	9,938	—
Reorganization expenses	267	3,769
Equity in loss (income) of partnerships	3,732	5,544
Loss on remeasurement of assets by equity method investee	—	148,545
Gain on sales of real estate by equity method investee	(1,337)	—
Gain on sales of real estate, net	1,180	(11,444)
Gain on sales of interests in non operating real estate	(10)	(54)
Net operating income from consolidated properties	$168,287	$134,038

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the years ended 2021 and 2020:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Equity in (loss) income of partnerships	$(3,732)	$(5,544)
Other income	$—	(48)
Depreciation and amortization	$13,577	16,640
Interest and other expenses	$265	13,508
Net operating income from equity method investments at ownership share	$10,110	$24,556

The table below presents total NOI and total NOI excluding lease terminations for the years ended December 31, 2021 and 2020:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2021	2020	2021	2020	2021	2020
NOI from consolidated properties	$167,694	$132,264	$594	$1,774	$168,288	$134,038
NOI from equity method investments at ownership share	32,178	24,564	(7)	(7)	32,171	24,557
Total NOI	199,872	156,828	587	1,767	200,459	158,595
Less: lease termination revenue	4,491	2,262	138	6	4,629	2,268
Total NOI - excluding lease termination revenue	$195,381	$154,566	$449	$1,761	$195,830	$156,327

Total NOI increased by $41.9 million, or 26.4%, in 2021 as compared to 2020. NOI from Non Same Store properties decreased by $2.9 million. This decrease was primarily due to the operating results at non-core properties. NOI from Same Store properties increased by $44.7 million primarily due to property results as discussed in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses.”

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure commonly used by REITs, as net income (computed in accordance with GAAP) excluding: (i) depreciation and amortization of real estate, (ii) gains and losses on sales of certain real estate assets, (iii) gains and losses from change in control and (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. NAREIT’s established guidance provides that excluding impairment write downs of depreciable real estate is consistent with the NAREIT definition.

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2021 and 2020, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net loss that do not relate to or are not indicative of operating performance, such as gains on sales of operating real estate and depreciation and amortization of real estate, among others. We believe that Funds From Operations, as adjusted, is helpful to management and investors as a measure of operating performance because it adjusts FFO to exclude items that management does not believe are indicative of our operating performance, such as gain or loss on debt extinguishment (including accelerated amortization of financing costs), provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, loss on hedge ineffectiveness and reorganization expenses.

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2021	% Change 2020 to 2021	2020
Net loss	$(135,867)		$(266,706)
Depreciation and amortization on real estate:
Consolidated properties	116,646		124,940
PREIT’s share of equity method investments	13,577		16,641
Loss (gain) on sales of real estate, net	1,180		(11,444)
Impairment of real estate assets	10,202		—
Gain on sales of real estate by equity method investee	(1,337)		—
Loss on remeasurement of assets by equity method investee	—		148,545
Dividends on preferred shares (1)	—		(13,687)
Funds from operations attributable to common shareholders and OP Unit holders	4,401	357.2%	(1,711)
Provision for employee separation expense	305		1,227
Insurance recoveries, net	(669)		(586)
Reorganization expenses	267		3,769
(Gain) loss on debt extinguishment	(4,587)		1,487
Gain on derecognition of property	—		(8,127)
(Gain) loss on hedge ineffectiveness	(2,735)		2,912
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$(3,018)	(193.3)%	$(1,029)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$0.05	352.6%	$(0.02)
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$(0.04)	(188.1)%	$(0.01)
Weighted average number of shares outstanding	78,595		77,227
Weighted average effect of full conversion of OP Units	1,548		2,012
Effect of common share equivalents	943		380
Total weighted average shares outstanding, including OP Units	81,086		79,619

(1) Does not include the impact of $27.4 million and $13.7 million of accrued, undeclared and unpaid preferred share dividends for the years ended December 31, 2021 and 2020, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO was $4.4 million for 2021, an increase of $6.1 million, or 357.2%, compared to a loss of $1.7 million for 2020. This increase was primarily due to:

•
a $43.0 million increase in Same Store NOI (excluding lease termination revenue) primarily due to mall openings after closings in 2020 as a result of the COVID-19 pandemic, offset by:
•
a $43.7 million increase in net interest expense;
•
a $0.9 million decrease in provision for employee separation;
•
a $0.2 million decrease in other income;
•
a $3.5 million decrease in provision for reorganization expenses;
•
a $2.7 million gain on hedge ineffectiveness in 2021 compared to a $2.9 million loss on hedge ineffectiveness in 2020.

FFO per diluted share and OP Unit increased $0.08 per share to $0.05 per share for 2021, compared to $(0.02) per share for 2020 due to the factors noted above.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $4.3 million related to our capital improvements and development projects in 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

During 2021, our capital raised includes proceeds of $5.0 million from our share of asset sales by us and our unconsolidated subsidiaries and through our operations, we generated $69.0 million for the year ended December 31, 2021.

We have availability under our revolving facility of $75.5 million as of December 31, 2021. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. During 2021, we executed agreements of sale for five land parcels for anticipated multifamily development and one land parcel for anticipated hotel development that are expected to provide an aggregate of up to approximately $82.5 million in gross proceeds. We also closed on the sale of three properties in 2021. The proceeds from our anticipated property sales will primarily be used to repay amounts outstanding under our Credit Agreements. These agreements include the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty.

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

As of December 31, 2021, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020 and its impact continued into 2021 and is expected to continue through future periods. Conditions improved in 2021 compared to 2020 and as of December 31, 2021, we had cash receipts of 92% of billed fourth quarter rents. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. See “Item 1A. Risk Factors—Risks Related to Our Business and Properties—The COVID-19 global pandemic and the public health and governmental response have adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and operating results. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.”

We expect to meet certain of our longer-term requirements, such as obligations to fund redevelopment and development projects, certain capital requirements, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our Credit Agreements, as further described below.

LIBOR Alternative

In July 2017, the Financial Conduct Authority (“FCA”), which is the authority that regulates LIBOR, announced it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The FCA no longer publishes one-week and two-month U.S. dollar LIBOR rates and plans to cease publishing all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. It is not presently known whether SOFR or any other alternative reference rates will attain broad market acceptance as replacements of LIBOR. There remains uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments that are indexed to LIBOR. Further, various financial instruments indexed to LIBOR could experience different outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.

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

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is phased out and changes are implemented, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2022, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if a requisite number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

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

As of December 31, 2021, we had borrowed $965.7 million under the Term Loans and $54.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2021 is net of $6.5 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of December 31, 2021 was $75.5 million.

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

Amounts borrowed under the First Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of: (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus (w) for revolving loans, 2.50% per annum, and (x) for term loans, 4.74% per annum. LIBOR Loans bear interest at LIBOR plus (y) for revolving loans, 3.50% per annum, and (z) for term loans, 5.74% per annum, in each case, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in cash on the last day of each applicable interest period (with rolling 30-day interest periods) and on the Maturity Date. We must pay certain fees to the administrative agent for the account of the lenders in connection with the First Lien Credit Agreement, including an unused fee for the account of the revolving lenders, which will accrue: (i) 0.35% per annum on the daily amount of the unused revolving commitments when that amount is greater than or equal to 50% of the aggregate amount of revolving commitments, and (ii) 0.25% when that amount is less than 50% of the aggregate amount of revolving commitments. Accrued and unpaid unused fees will be payable quarterly in arrears during the term of the First Lien Credit Agreement and on the Revolving Termination Date (or any earlier date of termination of the revolving commitments or reduction of the revolving commitments to zero).

Letters of credit and the proceeds of revolving loans may be used: (i) to refinance existing indebtedness under the Bridge Credit Agreement, (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

Second Lien Credit Agreement

On December 10, 2020, we also entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) with Wells Fargo Bank, National Association and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”).

Amounts borrowed under the Second Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of: (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in kind on the last day of each applicable interest period (with rolling 30-day interest periods) by adding the accrued and unpaid amount thereof to the principal balance of the loans under the Second Lien Credit Agreement and then accruing interest on the increased principal amount (provided that after the discharge of our Senior Debt Obligations, interest will be paid in cash). We must pay certain fees to the administrative agent for the account of the lenders in connection with the Second Lien Credit Agreement.

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
•
maintain a minimum corporate debt yield of: (a) 6.50% from June 30, 2021 through and including September 30, 2021 and (b) 7.25% from and after October 1, 2021;
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

The First Lien Credit Agreement and, after our Senior Debt Obligations are discharged, the Second Lien Credit Agreement, each prohibit us from: (i) entering into Major Leases, (ii) assigning leases, (iii) discounting any rent under leases where the leased premises is at least 7,500 square feet at a Borrowing Base Property and the discounted amount is more than $750,000 and more than 25% of the aggregate contractual base rent payable over the initial term (not including any extension options), (iv) collecting rent in advance, (v) terminating or modifying the terms of any Major Lease or releasing or discharging tenants from any obligations thereunder, (vi) consenting to a tenant’s assignment or subletting of a Major Lease, or (vii) subordinating any lease to any other deed of trust, mortgage, deed to secure debt or encumbrance, other than the mortgages already encumbering the applicable Borrowing Base Property and the mortgages entered into in connection with the other Credit Agreement. Under the First Lien Credit Agreement and, under the Second Lien Credit Agreement after the First Lien Termination Date, any amounts equal to or greater than $2.5 million but less than $3.5 million received by or on behalf of a guarantor in consideration of any termination or modification of a lease (or the release or discharge of a tenant) are subject to restrictions on use, and such amounts that are equal to or greater than $3.5 million must be applied to reduce our outstanding obligations under the applicable Credit Agreement.

As of December 31, 2021, we were in compliance with all terms under the Credit Agreements.

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

Events of Default

In addition to customary events of default including, among other things, non-payment or non-performance under each of the Credit Agreements, events of default include: our (i) failure to pay Material Indebtedness (defined as indebtedness with an aggregate outstanding principal amount of $25.0 million or more, or $250.0 million in the case of Nonrecourse Indebtedness), and (ii) the acceleration of such Material Indebtedness (or the occurrence of any event that would permit the holders of such Material Indebtedness to accelerate such Material Indebtedness), in each case, provided that no event of default will result from a default, event of default, acceleration or other action in connection with a guaranty by a loan party of indebtedness secured by a mortgage on a non-Borrowing Base Property until the earliest to occur of (x) commencement of a related court proceeding, (y) in the event such loan party has agreed that an event permitting acceleration of the guaranty has occurred, 45 days following the expiration or termination of a related forbearance agreement, subject to certain conditions, or (z) such loan party makes or agrees to make a payment in satisfaction of any claim made on the guaranty in connection with the event of default, acceleration or other action. The First Lien Credit Agreement also provides that the non-subordination of second priority liens is an event of default.

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

FDP Loan Agreement

As described in Note 4 of our consolidated financial statements, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich (the "Partnership Loan")) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million (the "FDP Term Loan”). The joint venture must repay the Partnership Loan plus 15% accrued interest to the Macerich lender prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions.

The FDP Loan Agreement provides for: (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option for each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our consolidated financial statements), which had $194.6 million outstanding as of December 31, 2021 (our share of which is $97.3 million). The joint venture also has the outstanding Partnership Loan of $115.5 million outstanding as of December 31, 2021 (our share of which is $57.8 million) and the proceeds of which were used to pay down the FDP Term Loan in December 2020. We monitor the joint venture's cash flow and its ability to meet its debt service requirements. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements. See Item 1A. Risk Factors "RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING - We have determined that there is substantial doubt about our ability to continue as a going concern."

Preferred Shares

We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days’ notice, we may redeem any or all of the Series B Preferred Shares or Series C Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. We may not redeem the Series D Preferred Shares before September 15, 2022 except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series D Preferred Shares, respectively. On and after September 15, 2022, we may redeem any or all of the Series D Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

Mortgage Loan Activity—Consolidated Properties

During the year ended December 31, 2021, we executed forbearance and loan modification agreements for our consolidated properties Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well. Certain of these forbearance and loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods.

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2021, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.28% to 5.95% and had a weighted average interest rate of 4.09% at December 31, 2021. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.72% at December 31, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at December 31, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2021:

	Payments by Period
(in thousands of dollars)	Total	2022	2023	2024	2025-2026	Thereafter
Consolidated mortgage loans
Principal payments	$31,050	$13,652	$6,587	$6,405	$4,406	$—
Balloon payments (1)(2)(3)	821,823	429,493	53,299	127,685	211,346	—
Total consolidated mortgage loans	852,873	$443,145	$59,886	$134,090	$215,752	$—
Less: Unamortized debt issuance costs	1,590
Carrying value of mortgage notes payable	$851,283

(1)
Our mortgage secured by Valley View Mall was in default as of December 31, 2021. The property conveyance process is not complete as of December 31, 2021. The $27.2 million mortgage balance is included in our 2022 balloon payments.
(2)
On December 10, 2021, we entered into an amendment to extend the maturity of our mortgage secured by Woodland Mall to December 2022. The $113.0 million mortgage balance is included in our 2022 balloon payments.
(3)
For secured mortgage loans with balloon payments due in 2022 besides our Valley View Mall debt, we expect to refinance on similar terms or extend the maturities.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2021 for the periods presented:

(in thousands of dollars)	Total	2022		2023-2024		2025-2026	Thereafter
Mortgage loans	$852,873	$443,145	(1)	$193,976		$215,752	$—
Term Loans	1,015,512	—		1,015,512	(2)	—	—
First Lien Revolving Facility	54,549	—		54,549		—	—
Interest on indebtedness (3)	139,066	62,495		61,248		15,323	—
Operating leases	4,328	688		1,949		1,691	—
Ground leases	53,275	1,735		3,168		3,103	45,269
Development and redevelopment commitments (4)	4,286	4,286		—		—	—
Total	$2,123,889	$512,349		$1,330,402		$235,869	$45,269

(1)
The 2022 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of December 31, 2020. We do not expect to pay the principal balance remaining. Also, included in the 2022 amount is $113.8 million for our mortgage loan secured by Woodland Mall. On December 10, 2021, we entered into an amendment to extend the maturity of this mortgage loan to December 2022.
(2)
Includes our First Lien Term Loan of $379.4 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $636.1 million, which includes estimated capitalized PIK interest based on current interest rates.
(3)
Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.
(4)
The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2022, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

Interest Rate Derivative Agreements

As of December 31, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. As of December 31, 2021, we did not hold any non-designated swaps.

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

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining 13 interest rate swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

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

As of December 31, 2021, we had seven total derivatives with a notional amount of $300.0 million, which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For the eleven remaining interest rate swaps that were not re-designated subsequent to December 10, 2020 and matured during 2021, changes in the fair value of derivatives were recorded directly in earnings as interest expense in the consolidated statement of operations.

As of December 31, 2021, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $8.4 million. If we had breached any of the default provisions in these agreements as of December 31, 2021, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $9.4 million. We had not breached any of these provisions as of December 31, 2021.

CASH FLOWS

Net cash provided by operating activities totaled $69.0 million for 2021, compared to $5.9 million for 2020.

This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collection efforts of our outstanding accounts receivable during the year ended December 31, 2021, which are included in change in other assets in our statement of cash flows.

Cash flows used in investing activities were $21.7 million for 2021, compared to $77.3 million for 2020.

Cash flows used in investing activities in 2021 included investment in construction in progress of $8.2 million, investments in partnerships of $1.7 million and real estate improvements of $16.5 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by proceeds from sales of real estate of $5.0 million.

Investing activities in 2020 included investment in construction in progress of $22.8 million, investments in partnerships of $34.3 million (primarily at Fashion District Philadelphia) and real estate improvements of $37.8 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by $22.5 million of proceeds from land and outparcel sales.

Cash flows used in financing activities were $40.4 million for 2021, compared to cash flows provided by financing activities of $103.1 million for 2020.

Cash flows used in financing activities for 2021 included repayments of mortgage loans of $135.1 million, principal installments on mortgage loans of $25.5 million and deferred financing costs of $1.1 million, repayments of first lien term loan by $4.7 million, offset by $127.7 million of proceeds from mortgage loans.

Cash flows provided by financing activities for 2020 included payments of aggregate dividends and distributions of $32.3 million, principal installments on mortgage loans of $16.1 million and deferred financing costs of $14.1 million, offset by $162.4 million of net new borrowings under our revolving facility and term loans.

See Note 1 to our consolidated financial statements for details regarding costs capitalized during 2021 and 2020.

COMMITMENTS

As of December 31, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $4.3 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

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

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which might increase with inflation. Customers might spend less at our retailers, which might decrease our rent based on a percentage of sales, because of inflation. Leases might also provide for tenants to bear all or a portion of operating expenses, which might reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2021, our consolidated debt portfolio consisted of $852.5 million of fixed and variable rate mortgage loans (net of debt issuance costs), $54.5 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $379.4 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.24%, and $586.3 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2021, which we will continue to recognize until the foreclosure process is completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at December 31, 2021. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 3.72% at December 31, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at December 31, 2020. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2022	$42,672	4.01%	$191,322		2.27%
2023	$302,729	3.96%	$1,043,862	(2)	7.33%
2024	$59,697	3.99%	$—		—
2025	$6,405	4.03%	$—		—
2026 and thereafter	$215,752	4.04%	$—		—

(1)
Based on the weighted average interest rate in effect as of December 31, 2021 and does not include the effect of our interest rate swap derivative instruments as described below.
(2)
Includes term loan debt of $965.7 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.98% as of December 31, 2021.

As of December 31, 2021 and 2020, we had $1,082.7 million and $1,235.2 million, respectively, of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our consolidated financial statements for further information.

As of December 31, 2021, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing on various dates through May 2023. See Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2020.

As of December 31, 2020, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.13% on a notional amount of $794.0 million, maturing on various dates through May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2021 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $31.8 million at December 31, 2021. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $23.2 million at December 31, 2021. Based on the variable rate debt included in our debt portfolio at December 31, 2020, a 100 basis point increase in interest rates would have resulted in an additional $4.8 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $4.8 million annually.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $37.5 million at December 31, 2020. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $25.9 million at December 31, 2020. Based on the variable rate debt included in our debt portfolio at December 31, 2021, a 100 basis point increase in interest rates would have resulted in an additional $4.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $4.4 million annually.

Because the information presented above includes only those exposures that existed as of December 31, 2021, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2021 and 2020, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2021 and 2020, and the financial statement schedule begin on page F-1 of this report.

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have reviewed the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and, based on this evaluation, have concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021. As a result, management performed additional procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). Based on these and other procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared and presented in accordance with U.S. generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K, in accordance with U.S. generally accepted accounting principles. In addition, we have developed a remediation plan that is described below.

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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and trustees; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2021. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was not effective as of December 31, 2021, the end of the period covered by this Form 10-K, because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified deficiencies in the design or operating effectiveness of certain management review controls. These deficiencies related to: (i) identifying and assessing risks of misstatement to ensure management review controls are designed, implemented, and operating at a level to effectively respond to those risks, (ii) monitoring the consistent operation of internal control over financial reporting and remediation of known control deficiencies, and (iii) evaluating the reliability of information used in management review controls. The deficiencies contributed to ineffective process-level control activities and the potential for there to have been material accounting errors in our financial statements, account balances or disclosures.

While the control deficiencies described above did not result in an adjustment to our consolidated financial statements, they created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page F-3 in this Annual Report on Form 10-K.

Management’s Remediation Plan

Management of the Company and the Board of Trustees are committed to maintaining a strong internal control environment and to making further progress in its remediation efforts during 2022. During 2021, we undertook activities aimed at the remediation of the material weakness identified as of December 31, 2020. While our remediation activities in 2021 did result in attracting and retaining sufficient personnel with requisite financial expertise and appropriately considering risks of fraud, including the possibility of management override of controls and proper segregation of duties, our remediation activities remain ongoing. The Company took the following steps in 2021 toward remediation of the material weakness discussed in the prior year:

•
The Company hired and retained individuals with the appropriate skills and provided in-depth re-training to control owners related to technical accounting and internal control over financial reporting;
•
The Company has enhanced its reconciliations and management review controls with the added stability of new hires and the implementation of technology solutions to automate visibility and enforcement of the independent review and documentation of journal entries, including proper segregation of duties, thus mitigating risks of both unintentional errors and fraud; and
•
Development of processes and procedures to enhance the precision of management review of financial statement information including implementation of an automated workflow for manual journal entry review and posting.

Management believes that its ongoing remediation efforts to design, implement, and enhance precision of management review controls and ensure reliability of information used in the controls will reduce the risk that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We will monitor and evaluate the remediation steps to ensure our internal control over financial reporting is effective to address control deficiencies or as we determine it necessary to modify the remediation plan described above. We will continue to report regularly to our Audit Committee on the progress of our remediation plan.

Changes in Internal Control over Financial Reporting

As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the identification of the material weaknesses noted above, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

10.27

Agency Resignation, Appointment, Acceptance, and Waiver Agreement, dated as of April 13, 2021, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

10.28

Agency Resignation, Appointment, Acceptance and Waiver Agreement, dated as of April 13, 2021 filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

10.29

Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of New York Life Insurance Company, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.30

Promissory Note, dated August 15, 2012, in the principal amount of $150.0 million, issued by Cherry Hill Center, LLC and PR Cherry Hill STW LLC in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on October 26, 2012, is incorporated herein by reference.

10.31

Forbearance Agreement, effective as of July 1, 2020, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance Annuity Association of America, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed August 11, 2020, is incorporated herein by reference.

+10.32

Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.33

Amended and Restated Employment Agreement dated as of May 12, 2021, by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

+10.34

Restricted Share Unit and Outperformance Unit Award Agreement with Joseph F. Coradino, dated as of May 12, 2021, filed as Exhibit 10.2 on PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

+10.35

Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.36

First Amendment to the Nonqualified Supplemental Executive Retirement Agreement dated as of August 9, 2021, by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed August 12, 2021, is incorporated herein by reference.

+10.37

Employment Agreement, dated as of January 1, 2020, between PREIT and Mario C. Ventresca, Jr., filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K/A filed on March 9, 2020, is incorporated herein by reference.

+10.38

Amendment to Employment Agreement, dated as of July 28, 2021, by and between PREIT and Mario C. Ventresca, Jr. filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed August 2, 2021, is incorporated herein by reference.

+10.39

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

+10.40

Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most, filed as Exhibit 10.21 to PREIT’s Annual report on Form 10-K filed February 25, 2019 is incorporated herein by reference.

+10.41

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Joseph J. Aristone, filed as Exhibit 10.46 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

+10.42

Letter Agreement, dated as of February 24, 2014 by and between PREIT Services, LLC and Heather Crowell, filed as Exhibit 10.47 to Amendment No. 1 to PREIT’s Annual Report on Form 10-K/A filed March 28, 2019 is incorporated herein by reference.

+10.43	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.44	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.45	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.46

Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.47

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

+10.59

Amendment No. 1 to the Pennsylvania Real Estate Investment Trust Amended and Restated 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 5, 2021, is incorporated herein by reference.

+10.60

Form of Restricted Share Award Notice under the Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

+10.61	2021-2023 Equity Award Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

+10.62	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

+10.63	Form of Performance Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-K filed on May 7, 2021, is herein incorporated by reference.

+10.64	Form of 2021 Restricted Share Unit and Dividend Equivalent Rights Award Notice, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 3, 2021, is incorporated herein by reference.

10.65

Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated December 3, 2018, filed as Exhibit 10.51 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.66

First Amendment to Office Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated September 27, 2019, filed as Exhibit 10.52 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.67

Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 1, 2015, is incorporated herein by reference.

+10.68

PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

10.69

Restructuring Support Agreement, dated October 7, 2020, by and among Pennsylvania Real Estate Investment Trust and the other parties thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 14, 2020, is incorporated herein by reference.

10.70

Amendment and Waiver to Restructuring Support Agreement, dated as of October 16, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.71

Second Amendment to Restructuring Support Agreement, dated as of October 23, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2020, is incorporated herein by reference.

10.72

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

+ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form

(*) Filed herewith

(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 15, 2022	By:	/s/ Joseph F. Coradino
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	March 15, 2022
Joseph F. Coradino

/s/ Mario C. Ventresca, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	March 15, 2022
Mario C. Ventresca, Jr.

/s/ Sathana Semonsky	Vice President and Chief Accounting Officer (principal accounting officer)	March 15, 2022
Sathana Semonsky

/s/ George J. Alburger, Jr.	Trustee	March 15, 2022
George J. Alburger, Jr.

/s/ Michael J. DeMarco	Trustee	March 15, 2022
Michael J. DeMarco

/s/ JoAnne A. Epps	Trustee	March 15, 2022
JoAnne A. Epps

/s/ Mark E. Pasquerilla	Trustee	March 15, 2022
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	March 15, 2022
Charles P. Pizzi

/s/ John J. Roberts	Trustee	March 15, 2022
John J. Roberts

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees Pennsylvania Real Estate Investment Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has identified that the borrower under the FDP Loan Agreement will be unable to satisfy the related debt covenants within the next one year period and that the Company would be unable to fulfill its obligation under its related guarantee that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of expected holding period for certain operating properties

As discussed in Note 2 to the consolidated financial statements, net investments in real estate, including operating properties, was $1.8 billion at December 31, 2021. The Company performs impairment testing of its investments in real estate and related intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is a triggering event in relation to an operating property to be held and used, the Company will estimate the aggregate future cash flows, net of estimated capital expenditures, to be generated by the property, undiscounted and without interest charges.

We identified the assessment of the Company’s expected holding period for operating properties that experienced a triggering event as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortened holding period assumption would increase the risk that the carrying value is not recoverable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s property impairment process, including a control over the Company’s evaluation of the expected holding period. We evaluated the relevant events or changes in circumstances and the current economic environment that the Company used to evaluate its expected holding period by:

•
inquiring with the Company and inspecting documents such as the Board of Trustee meeting minutes and the Company’s debt maturity schedules
•
reading certain publicly available information to identify potential sales of operating properties
•
corroborating the information obtained with others in the Company who have responsibility for and authorization to pursue operating property disposition transactions
•
obtaining a written representation from management concerning their hold period assumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

March 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees Pennsylvania Real Estate Investment Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Pennsylvania Real Estate Investment Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 15, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to identifying and assessing risks of misstatement to ensure management review controls are designed, implemented, and operating at a level to effectively respond to those risks, monitoring the consistent operation of internal control over financial reporting and remediation of known control deficiencies, and evaluating the reliability of information used in management review controls have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 15, 2022

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2021	2020
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,156,194	$3,168,536
Construction in progress	45,828	46,285
Land held for development	4,339	5,516
Total investments in real estate	3,206,361	3,220,337
Accumulated depreciation	(1,405,260)	(1,308,427)
Net investments in real estate	1,801,101	1,911,910
INVESTMENTS IN PARTNERSHIPS, at equity:	16,525	27,066
OTHER ASSETS:
Cash and cash equivalents	43,852	43,309
Tenant and other receivables (net of allowance for doubtful accounts of $950 and $1,492 at December 31, 2021 and 2020, respectively)	42,501	54,532
Intangible assets (net of accumulated amortization of $21,598 and $19,187 at December 31, 2021 and 2020, respectively)	10,054	11,392
Deferred costs and other assets, net	128,923	127,593
Assets held for sale	8,780	1,384
Total assets	$2,051,736	$2,177,186
LIABILITIES:
Mortgage loans payable, net	$851,283	$884,503
Term Loans, net	959,137	908,473
Revolving Facilities	54,549	54,830
Tenants’ deposits and deferred rent	10,180	8,899
Distributions in excess of partnership investments	71,570	76,586
Fair value of derivative instruments	8,427	23,292
Accrued expenses and other liabilities	89,543	93,663
Total liabilities	2,044,689	2,050,246
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $95,791 and $89,430 at December 31, 2021 and 2020, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $191,130 and $178,710 at December 31, 2021 and 2020, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $137,891 and $129,297 at December 31, 2021 and 2020, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 80,200 and 79,537 shares issued and outstanding at December 31, 2021 and 2020, respectively	80,200	79,537
Capital contributed in excess of par	1,777,013	1,771,777
Accumulated other comprehensive loss	(8,830)	(20,620)
Distributions in excess of net income	(1,832,375)	(1,699,638)
Total equity – Pennsylvania Real Estate Investment Trust	16,162	131,210
Noncontrolling interest	(9,115)	(4,270)
Total equity	7,047	126,940
Total liabilities and equity	$2,051,736	$2,177,186

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands of dollars)	2021	2020
REVENUE:
Real estate revenue:
Lease revenue	$270,065	$237,141
Expense reimbursements	16,514	15,462
Other real estate revenue	9,290	8,333
Total real estate revenue	295,869	260,936
Other income	561	887
Total revenue	296,430	261,823
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(105,933)	(106,522)
Utilities	(12,473)	(11,829)
Other property operating expenses	(9,176)	(8,547)
Total property operating expenses	(127,582)	(126,898)
Depreciation and amortization	(117,986)	(126,362)
General and administrative expenses	(49,570)	(50,272)
Provision for employee separation expenses	(305)	(1,227)
Insurance recoveries, net	669	586
Project costs and other expenses	(309)	(294)
Total operating expenses	(295,083)	(304,467)
Interest expense, net	(128,031)	(84,341)
Gain (loss) on debt extinguishment, net	4,587	(1,487)
Gain on derecognition of property	—	8,127
Impairment of assets	(9,938)	—
Reorganization expenses	(267)	(3,769)
Total expenses	(428,732)	(385,938)
Loss before equity in loss of partnerships, loss on remeasurement of assets by equity method investee, gain on sales of real estate by equity method investee, gain on sales of real estate, net, and gain on sales of interests in non operating real estate	(132,302)	(124,115)
Equity in loss of partnerships	(3,732)	(5,544)
Loss on remeasurement of assets by equity method investee	—	(148,545)
Gain on sales of real estate by equity method investee	1,337	—
(Loss) gain on sales of real estate, net	(1,180)	11,444
Gain on sales of interests in non operating real estate	10	54
Net loss	(135,867)	(266,706)
Less: net loss attributed to noncontrolling interest	3,130	7,189
Net loss attributable to PREIT	(132,737)	(259,517)
Less: cumulative preferred share dividends	(27,375)	(27,375)
Net loss attributable to PREIT common shareholders	$(160,112)	$(286,892)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For The Year Ended December 31,
(in thousands of dollars, except per share amounts)	2021	2020
Net loss	$(135,867)	$(266,706)
Noncontrolling interest	3,130	7,189
Cumulative preferred share dividends	(27,375)	(27,375)
Dividends on unvested restricted shares	—	(363)
Net loss used to calculate earnings per share – basic and diluted	$(160,112)	$(287,255)

Basic and diluted loss per share	$(2.04)	$(3.72)

(in thousands of shares)
Weighted average shares outstanding – basic	78,595	77,227
Effect of dilutive common share equivalents (1)	—	—
Weighted average shares outstanding – diluted	78,595	77,227

(1) The Company had net losses used to calculate earnings per share for the years ended December 31, 2021 and 2020. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Year Ended December 31,
(in thousands of dollars)	2021	2020
Comprehensive loss:
Net loss	$(135,867)	$(266,706)
Unrealized gain (loss) on derivatives	11,999	(11,252)
Reclassification adjustment of loss from de-designated interest rate swaps	—	2,818
Amortization of losses on settled swaps, net of gains	11	75
Total comprehensive loss	(123,857)	(275,065)
Less: Comprehensive loss attributable to noncontrolling interest	2,910	7,484
Comprehensive loss attributable to PREIT	$(120,947)	$(267,581)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2021 and 2020

		PREIT Shareholders
		Preferred Shares $.01 par
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2020	$427,425	$35	$69	$50	$77,550	$1,766,883	$(12,556)	$(1,408,352)	$3,746
Net loss	(266,706)	—	—	—	—	—	—	(259,517)	(7,189)
Other comprehensive income	(8,359)	—	—	—	—	—	(8,064)	—	(295)
Shares issued upon redemption of Operating Partnership units	(28)	—	—	—	—	—	—	—	(28)
Shares issued under employee compensation plan, net of shares retired	133	—	—	—	1,987	(1,854)	—	—	—
Amortization of deferred compensation	6,748	—	—	—	—	6,748	—	—	—
Dividends paid to Series B preferred shareholders ($0.9218 per share)	(3,182)	—	—	—	—	—	—	(3,182)	—
Dividends paid to Series C preferred shareholders ($0.90 per share)	(6,210)	—	—	—	—	—	—	(6,210)	—
Dividends paid to Series D preferred shareholders ($0.8594 per share)	(4,296)	—	—	—	—	—	—	(4,296)	—
Dividends paid to common shareholders ($0.23 per share)	(18,081)	—	—	—	—	—	—	(18,081)	—
Noncontrolling interests:
Distributions paid to Operating Partnership unit holders ($0.23 per unit)	(504)	—	—	—	—	—	—	—	(504)
Balance December 31, 2020	126,940	35	69	50	79,537	1,771,777	(20,620)	(1,699,638)	(4,270)
Net loss	(135,867)	—	—	—	—	—	—	(132,737)	(3,130)
Other comprehensive income	12,010	—	—	—	—	—	11,790	—	220
Shares issued upon redemption of Operating Partnership units	—	—	—	—	940	1,035	—	—	(1,975)
Shares issued under employee compensation plan, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	4,571	—	—	—	—	4,571	—	—	—
Noncontrolling interests:
Other distributions to noncontrolling interest, net	40	—	—	—	—	—	—	—	40
Balance December 31, 2021	$7,047	$35	$69	$50	$80,200	$1,777,013	$(8,830)	$(1,832,375)	$(9,115)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands of dollars)	2021	2020
Cash flows from operating activities:
Net loss	$(135,867)	$(266,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	111,270	117,791
Amortization	8,694	13,089
Straight-line rent adjustments	261	(1,988)
Amortization of deferred compensation	4,571	6,748
(Gain) loss on debt extinguishment, net	(4,587)	1,487
Gain on derecognition of property	—	(8,127)
Paid-in-kind interest	48,243	9,515
(Gain) loss on hedge ineffectiveness	(2,866)	2,912
Loss (gain) on sale of interests in real estate and non-operating real estate, net	1,170	(11,498)
Equity in loss of partnerships	3,732	5,544
Loss on remeasurement of assets by equity method investee	—	148,545
Gain on sale of real estate by equity method investee	(1,337)	—
Cash distributions from partnerships	4,828	1,778
Impairment of assets	9,938	—
Change in assets and liabilities:
Net change in other assets	17,632	(7,936)
Net change in other liabilities	3,296	(5,281)
Net cash provided by operating activities	68,978	5,873
Cash flows from investing activities:
Cash proceeds from sales of real estate	5,008	22,517
Investments in partnerships	(1,698)	(34,269)
Investments in real estate improvements	(16,453)	(37,753)
Additions to construction in progress	(8,238)	(22,779)
Capitalized leasing costs	(234)	(150)
Additions to leasehold improvements and corporate fixed assets	(93)	(4,914)
Net cash used in investing activities	(21,708)	(77,348)
Cash flows from financing activities:
Net (repayments) borrowings under the Restructured Revolver	—	(255,000)
Net (repayments) borrowings under First Lien Revolving Facility	(281)	54,830
Repayments to 2014 and 2018 term loans and Bridge Facility	—	(605,396)
Borrowings under Bridge Facility and First and Second Lien Term Loans	—	968,000
Repayments under First Lien Term Loan	(4,684)	—
Repayments of finance lease liabilities	(689)	(655)
Proceeds from notes payable	—	4,536
Repayments of mortgage loans	(135,155)	—
Proceeds from mortgage loans	127,685	—
Principal installments on mortgage loans	(25,527)	(16,076)
Payment of deferred financing costs	(1,125)	(14,072)
Payment of debt extinguishment costs	—	(922)
Value of shares of beneficial interest issued	—	572
Dividends paid to common shareholders	—	(18,081)
Dividends paid to preferred shareholders	—	(13,688)
Distributions paid to Operating Partnership unit holders and noncontrolling interest	—	(504)
Value of shares retired under equity incentive plans, net of shares issued	(648)	(466)
Net cash provided by (used in) financing activities	(40,424)	103,078
Net change in cash, cash equivalents, and restricted cash	6,846	31,603
Cash, cash equivalents, and restricted cash, beginning of period	51,231	19,628
Cash, cash equivalents, and restricted cash, end of period	$58,077	$51,231

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2021, our portfolio consists of a total of 25 properties operating in nine states, including 20 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2021, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of December 31, 2021, the total amount that would have been distributed would have been $1.1 million, which is calculated using our December 31, 2021 closing share price on the New York Stock Exchange of $1.02 multiplied by the number of outstanding OP Units held by limited partners, which was 1,030,510 as of December 31, 2021. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered Fashion District Philadelphia’s Amended and Restated Term Loan Agreement (“FDP Loan Agreement”), which includes a quarterly covenant provision, maturing in January 2023 as an event or condition that raises substantial doubt about our ability to continue as a going concern.

The FDP Loan Agreement has a balance of $194.6 million at December 31, 2021, maturing January 2023, with an option to extend maturity to January 2024. This agreement also contains a 10% quarterly debt yield covenant beginning on December 31, 2021. As of December 31, 2021, the FDP joint venture entity borrower, PM Gallery L.P., did not meet the minimum 10% debt yield covenant, which triggered the lender to sweep cash from the property. This is not an event of default. As of June 30, 2022, the debt yield covenant threshold is 9%, subsequent to which the joint venture would be required to pay down the term loan to achieve a 9% debt yield. Based on the joint venture’s current forecast, management projects that the joint venture will not be able to meet this covenant as the debt yield is projected to be under 9%. To the extent the term loan is not paid down by the joint venture, this term loan could become due and payable during the second half of 2022. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP term loan would become due and payable in 2022. The Company plans to work with its joint venture partner to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of the joint venture not meeting the debt yield covenant.

However, our ability to satisfy obligations under the FDP Loan Agreement depends primarily on management’s ability to obtain relief from the joint venture’s lender in regard to the Company’s guarantee of 50% of the outstanding debt balance. Obtaining relief from the FDP Loan Agreement lender involves performance by third parties and therefore cannot be considered probable of occurring

Therefore, due to the inherent risks, unknown results and significant uncertainties associated with this matter and the direct correlation to our ability to satisfy our financial obligations that may arise over the applicable twelve month period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

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

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged evolution of the pandemic has also led to periods of unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2022 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Uncertainty remains as to how long the global pandemic, economic challenges and various limitations and disruptions to business operations will last. Given these factors, so long as the lingering effects of COVID-19 remain, the virus may continue to impact us or our tenants, or our ability or the ability of our tenants to resume more normal operations.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020. These closures impacted most of our properties for the full second quarter of 2020 with traffic and tenant reopenings increasing through the third and fourth quarters of 2020. Although many restrictions have been lifted, numerous limitations remain and it is possible that new or renewed restrictions in the jurisdictions where our properties are located may be implemented in response to evolving conditions. As such, as the pandemic continues, intensifies or experiences resurgences, it is possible that additional closures will occur. During the mall closure period in the second quarter of 2020, the Company furloughed a significant portion of its property and corporate employee base and later made permanent headcount reductions, which contributed to decreased general and administrative expenses in the third and fourth quarters of 2020.

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

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 25% to 50% noncontrolling ownership interest at December 31, 2021, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income or loss and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

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

Revenue and Receivables

We derive over 96% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”).

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

We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment decreased revenue by $0.3 million in the year ended December 31, 2021 and increased revenue by $2.0 million in the year ended December 31, 2020. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2021 and 2020 were $29.1 million and $29.8 million, respectively.

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

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet, and was $0.6 million and $0.4 million as of December 31, 2021 and 2020, respectively. The marketing reimbursements are recognized as revenue at the time that the marketing expenditures occur. Marketing revenue, included in other real estate revenues in the consolidated statements of operations, was $2.7 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

Property management revenue from management and development activities is generated through contracts with third party owners of real estate properties or with certain of our joint ventures, and is recorded in other income in the consolidated statements of operations. In the case of management fees, our performance obligations are fulfilled over time as the management services are performed and the associated revenues are recognized on a monthly basis when the customer is billed. In the case of development fees, our performance obligations are fulfilled over time as we perform certain stipulated development activities as set forth in the respective development agreements and the associated revenues are recognized on a monthly basis when the customer is billed. Property management fee revenue was $0.3 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. Development fee revenue was less than $10 thousand and less than $10 thousand for the years ended December 31, 2021 and 2020, respectively.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” The COVID-19 impact on the economy and market conditions, together with the resulting closures of our properties and the delayed reopening of some tenants was deemed to be a triggering event as of June 30, 2020, September 30, 2020 and December 31, 2020, which led to impairment reviews for each of the respective quarters of 2020. COVID-19 impact was no longer a triggering event in 2021. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2021 and 2020 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. Approximately $1.5 million of this goodwill balance is allocated to three equity method investees with negative investment balances.

Changes in the carrying amount of goodwill for the three years ended December 31, 2021 were as follows:

		Accumulated
(in thousands of dollars)	Basis	Amortization	Total
Balance, January 1, 2020	$6,322	$(1,073)	$5,249
Goodwill divested	—	—	—
Balance, December 31, 2020	6,322	(1,073)	5,249
Goodwill divested	—	—	—
Balance, December 31, 2021	$6,322	$(1,073)	$5,249

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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2021 and 2020:

	December 31,
(in thousands of dollars)	2021	2020
Intangible Assets:
Value of lease intangibles, net	$4,805	$6,143
Above-market lease intangibles, net	—	—
Subtotal	4,805	6,143
Goodwill, net	5,249	5,249
Total intangible assets	$10,054	$11,392
Intangible Liabilities
Below-market lease intangibles, net	$95	$134
Above-market ground lease	—	—
Total intangible liabilities	$95	$134

Intangible liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets. Amortization of lease intangibles were $1.3 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

Net amortization of above-market and below-market lease intangibles increased revenue by $39 thousand and $0.1 million for the years ended December 31, 2021 and 2020, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars)	Value of Lease	Below Market
For the Year Ending December 31,	Intangibles	Leases, net
2022	$1,207	$(10)
2023	1,205	(10)
2024	1,161	(10)
2025	319	(10)
2026	222	(10)
2027 and thereafter	691	(45)
Total	$4,805	$(95)

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

As of December 31, 2021, we determined that two of our hotel land parcels, two of our multifamily land parcels and one vacant anchor box space met the criteria to be classified as held for sale. As of December 31, 2020, we determined that two of our hotel land parcels met the criteria to be classified as held for sale.

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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Development/Redevelopment:
Salaries and benefits	$96	$428
Real estate taxes	$—	$285
Interest	$176	$2,192
Leasing:
Salaries, commissions and benefits	$164	$150

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

We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2021 and 2020, as no excise tax was due in those years.

The per share distributions paid to common shareholders had the following components for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Ordinary income	$—	$—
Non-dividend distribution	—	0.23
Per-share distributions	$—	$0.23

The per share distributions paid to Series B, Series C and Series D preferred shareholders had the following components for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Series B Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	—	0.92
	$—	$0.92
Series C Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	—	0.90
	$—	$0.90
Series D Preferred Share Dividends
Ordinary income	$—	$—
Non-dividend distributions	—	0.86
	$—	$0.86

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

PRI is subject to federal, state and local income taxes. We had no federal or state income tax provision or benefit in the years ended December 31, 2021 or 2020. We had net deferred tax assets of $11.0 million and $10.6 million for the years ended December 31, 2021 and 2020, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the net deferred tax assets, because we have determined that it is more likely than not that these assets will not be realized based on recent earnings history for our taxable REIT subsidiaries.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2021, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

New Accounting Developments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Companies may generally elect to apply the guidance for periods that include March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to provide additional guidance around Topic 848 primarily as it relates to the ASU’s effect on derivative contracts. The Company is evaluating the anticipated impact of this standard on its consolidated financial statements as well as timing of adoption.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which provides amendments to address diversity and inconsistency related to the recognition and measurement of contract assets and liabilities acquired in a business combination. Amendments require that an acquirer recognize and measure contract assets/liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. While this standard is not in effect at this time, the Company will evaluate and implement if applicable.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2021 and 2020 were comprised of the following:

	December 31,
(in thousands of dollars)	2021	2020
Buildings, improvements and construction in progress	$2,762,675	$2,757,234
Land, including land held for development	443,686	463,103
Total investments in real estate	3,206,361	3,220,337
Accumulated depreciation	(1,405,260)	(1,308,427)
Net investments in real estate	$1,801,101	$1,911,910

Impairment of Assets

During the year ended December 31, 2021, we recorded asset impairment losses of $9.9 million, which are recorded in “Impairment of assets” in the consolidated statements of operations. We did not record any asset impairment losses during the year ended December 31, 2020. The assets that incurred impairment losses and the amount of such losses are as follows:

For the Year Ended
(in thousands of dollars)	December 31, 2021
Exton Square Mall	$8,374
Valley View Center	1,302
Monroe Marketplace	262
Total Impairment of Assets	$9,938

Exton Square Mall

During the year ended December 31, 2021, we recorded a loss on impairment of assets on Exton Square Mall in Exton, Pennsylvania of approximately $8.4 million. In conjunction with the preparation of our annual financial statements, we identified a triggering event as a result of our determination to decrease the holding period of the property. This led us to conduct an analysis of possible impairment at the property. Based on a third party valuation for best and highest use of the property being a redevelopment mixed use project, the fair value of the property was determined to be below its carrying value. Subsequently, on March 14, 2022, we executed a purchase and sale agreement for Exton Square Mall for $27.5 million, which includes an initial amount of $8.0 million towards the residential land parcel that is under contract.

Dispositions

Monroe Marketplace

A parcel of land located adjacent to Monroe Marketplace, a retail property that we used to own, which was classified as held for sale as of September 30, 2021, was sold in November 2021 for $1.0 million. As a result of a reduced holding period assumption, we recorded an impairment loss of $0.3 million on the land parcel due to excess carrying value over the sale price as of September 30, 2021.

Valley View Center

Valley View Center was a retail property we owned and is located adjacent to Valley View Mall in La Crosse, Wisconsin. In August 2021, the Company closed on the sale of Valley View Center for $3.5 million, which we had classified as held for sale as of June 30, 2021. As a result of a reduced holding period assumption, we recorded an impairment loss of $1.3 million on Valley View Center due to excess carrying value over the sale price as of June 30, 2021.

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

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheet as of December 31, 2021 and 2020. The mortgage principal balance was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets were a non-cash conversion of assets, which had no impact on the Company’s cash flows.

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

In December 2020, we completed the sale of land, Sunrise Outparcel, LLC, for consideration of $0.6 million. In connection with the sale we recorded a gain on sale of $0.2 million.

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million. The funds were used to pay down our revolver and 1st Lien Term Loan.

Development Activities

As of December 31, 2021 and 2020, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2021 and 2020:

	December 31,
(in thousands of dollars)	2021	2020
Construction in progress	$45,828	$46,285
Land held for development	4,339	5,516
Deferred costs and other assets	6,058	4,197
Total capitalized construction and development activities	$56,225	$55,998

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2021 and 2020:

	December 31,
(in thousands of dollars)	2021	2020
ASSETS:
Investments in real estate, at cost:
Operating properties	$847,560	$824,328
Construction in progress	6,456	20,632
Total investments in real estate	854,016	844,960
Accumulated depreciation	(247,133)	(224,641)
Net investments in real estate	606,883	620,319
Cash and cash equivalents	59,004	28,060
Deferred costs and other assets, net	155,247	161,465
Total assets	821,134	809,844
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	493,904	491,119
FDP Term Loan, net	194,602	201,000
Partnership Loan	115,543	100,000
Other liabilities	141,619	132,715
Total liabilities	945,668	924,834
Net investment	(124,534)	(114,990)
Partners’ share	(62,771)	(59,080)
PREIT’s share	(61,763)	(55,910)
Excess investment (1)	6,718	6,390
Net investments and advances	$(55,045)	$(49,520)
Investment in partnerships, at equity	$16,525	$27,066
Distributions in excess of partnership investments	(71,570)	(76,586)
Net investments and advances	$(55,045)	$(49,520)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Real estate revenue	$120,861	$101,762
Expenses:
Property operating and other expenses	(52,111)	(48,285)
Interest expense	(44,547)	(27,665)
Depreciation and amortization	(29,200)	(34,947)
Total expenses	(125,858)	(110,897)
Net (loss) income	(4,997)	(9,135)
Less: Partners’ share	1,469	4,186
PREIT’s share	(3,528)	(4,949)
Amortization of excess investment	(204)	(595)
Equity in (loss) income of partnerships	$(3,732)	$(5,544)

Fashion District Philadelphia

Sale of 801 Market Street, Unit 202

In May 2021, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), sold, through a subsidiary, a portion of an asset at Fashion District Philadelphia (“FDP”) for $5.3 million. The sale resulted in a gain of $2.6 million for the joint venture, our share of which is $1.3 million at a 50% share. The gain is recorded in gain on sales of real estate by equity method investee in our consolidated statements of operations for the year ended December 31, 2021.

FDP Loan Agreement

PM Gallery LP previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into the FDP Loan Agreement. In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as lender, prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. We anticipate FDP not meeting certain financial covenants applicable under the FDP Loan Agreement during 2022. See Going Concern Considerations section in Note 1.

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

Mortgage Loans of Unconsolidated Properties

Mortgage loans, which are secured by seven of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2027. Five of the mortgage loans bear interest at a fixed interest rate and two of the mortgage loans bear interest at a variable interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 3.20% to 5.00% and had a weighted average interest rate of 4.13% at December 31, 2021. The balances of the variable interest rate mortgage loans have interest rates that range from 1.60% to 4.00% and had a weighted average interest rate of 1.89% at December 31, 2021. The weighted average interest rate of all unconsolidated mortgage loans was 3.86% at December 31, 2021. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. Our proportionate share, based on our respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2022	$4,131	$21,500	$25,631	$94,292
2023	4,009	36,362	40,371	82,191
2024	3,838	—	3,838	7,675
2025	4,625	26,299	30,924	61,848
2026 and thereafter	13,794	111,313	125,107	250,238
Total principal payments	$30,397	$195,474	$225,871	496,244
Less: Unamortized debt issuance costs				2,340
Carrying value of mortgage notes payable				$493,904

Mortgage Loan Activity

Gloucester Premium Outlets
On March 1, 2022, the Company’s unconsolidated subsidiary exercised its one-year extension option of its mortgage loan securing its property at Gloucester Premium Outlets. The $86.0 million loan maturing on March 1, 2023 has a variable interest rate.

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

4. FINANCING ACTIVITY

Credit Agreements

On December 10, 2020, we entered into the Credit Agreements: (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo Bank") and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”), as amended February 8, 2021, with Wells Fargo Bank and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements mature in December 2022. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement”) and collectively with the Bridge Credit Agreement and the 7-Year Term Loan, the “Restructured Credit Agreements”). Upon our entry into the Credit Agreements, the Bridge Credit Agreement, the 7-Year Term Loan and the 2018 Credit Agreement were cancelled.

As of December 31, 2021, we had borrowed $965.7 million under the Term Loans and $54.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2021 is net of $6.5 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of December 31, 2021 was $75.5 million.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements, 2018 Credit Agreement, 7-Year Term Loan and the Bridge Credit Agreement for the years ended December 31, 2021 and 2020 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2021	2020
Revolving Facilities:
Interest expense (1)	$2,222	$10,713
Deferred financing amortization (2)	1,194	1,112
Term Loans:
Interest expense (3)	84,594	32,167
Deferred financing amortization (4)	7,130	1,907

(1)
All of the expense applied to the First Lien Revolving Facility in 2021
(2)
$0.1 million of 2020 amortization applied to the First Lien Revolving Facility and the remaining amortization applied to the Restructured Revolver.
(3)
All of the 2021 expense applied to the Term Loans, of which $4.2 million was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.
(4)
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

The Credit Agreements each provide for a two-year maturity of December 2022 (the “Maturity Date”), subject to a one-year extension to December 2023 at the borrowers’ option, subject to (i) minimum liquidity of $35.0 million, (ii) a minimum corporate debt yield of 8.0%, (iii) a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties as determined by an appraisal and (iv) no default or event of default existing and our representations and warranties being true in all material respects. The loans under the Credit Agreements are repayable in full on the Maturity Date, subject to mandatory prepayment provisions in the event of certain events including asset sales, incurrence of indebtedness, issuances of equity and receipt of casualty insurance proceeds. The terms of our Credit Agreements place restrictions on, among other things, and subject to certain exceptions, our ability to make certain restricted payments (including payments of dividends), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests in our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness, including obligations under the FDP Loan Agreement.

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

As of December 31, 2021, we were in compliance with all financial covenants under the Credit Agreements.

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

Consolidated Mortgage Loans

Our consolidated mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at December 31, 2021, which we will continue to recognize until the foreclosure process is completed. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 3.98% at December 31, 2021. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.72% at December 31, 2021. The weighted average interest rate of all consolidated mortgage loans was 3.98% at December 31, 2021. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2021:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments		Total
2022	$12,474	$430,290	(1) (2)	$442,764
2023	6,587	53,299		59,886
2024	6,405	127,685		134,090
2025	4,376	211,346		215,722
2026 and thereafter	—	—		—
Total principal payments	$29,842	$822,620		852,462
Less: Unamortized debt issuance costs				1,209
Carrying value of mortgage notes payable				$851,253

(1)
Our mortgage secured by Valley View Mall was in default as of December 31, 2021. The property conveyance process is not complete as of December 31, 2021. The $27.2 million mortgage balance is included in our 2022 balloon payments.
(2)
On December 10, 2021, we entered into an amendment to extend the maturity of our mortgage secured by Woodland Mall to December 2022. The $113.8 million mortgage balance is included in our 2022 balloon payments.
(3)
We expect to refinance on similar terms or extend maturities for secured mortgage loans with balloon payments other than the Valley View Mall debt.

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2021 and 2020 are as follows:

	2021		2020
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Consolidated mortgage loans (1)	$852.5	$846.6	$885.5	$873.2

(1) The carrying value of consolidated mortgage loans has been reduced by unamortized debt issuance costs of $1.2 million and $1.0 million as of December 31, 2021 and 2020, respectively.

The consolidated mortgage loans contain various customary default provisions. As of December 31, 2021, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

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

Woodland Amendment

On December 10, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Note Payable

In April 2020, in light of the impact of COVID-19 on our business and limited capital resources, we applied for and received proceeds from a potentially forgivable loan in the amount of $4.5 million under the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. We entered into a note payable with our lender bank (“Note Payable”). The Note Payable had a maturity date on April 15, 2022. Based on the CARES Act and the Note Payable, all payments of both principal and interest were deferred until at least August 2021. Interest on the Note Payable accrued at a rate of 1.0% per annum, and the interest accrued throughout the period the Note Payable was outstanding, until the forgiveness date. All or a portion of PPP loans are eligible for forgiveness pursuant to program guidelines to the extent the proceeds are used for qualifying purposes within a 24-week period following the loan funding. In April 2021, we submitted our loan forgiveness application. On June 10, 2021, we were notified that the full principal balance and accrued interest under our PPP loan were forgiven. As a result, during the second quarter of 2021, we recorded a gain on debt extinguishment of $4.6 million.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents and restricted cash totaled $58.1 million and $51.2 million, respectively, and included tenant security deposits of $1.6 million and $1.5 million, respectively.

Cash paid for interest was $68.9 million and $75.3 million for the years ended December 31, 2021 and 2020, respectively, net of amounts capitalized of $0.2 million and $2.2 million, respectively.

In our statements of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $0.3 million and $4.7 million, respectively, for the year ended December 31, 2021. Aggregate borrowings on our First Lien Revolving Facility were $55.0 million, with repayments of $0.2 million for the year ended December 31, 2020. Aggregate borrowings on our Restructured Revolver were $120.0 million, and aggregate repayments were $375.0 million for the year ended December 31, 2020.

Accrued construction costs decreased by $1.3 million and $14.6 million in the year ended December 31, 2021 and 2020, respectively, representing non-cash changes in investment in real estate and construction in progress.

In the third quarter of 2021, we issued 945,417 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of December 31, 2021 and 2020.

	December 31,
(in thousands of dollars)	2021	2020
Cash and cash equivalents	$43,852	$43,309
Restricted cash included in other assets	14,225	7,922
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$58,077	$51,231

Our restricted cash consists of cash held in escrow by banks for real estate taxes and other purposes.

Significant Non-Cash Transactions

The Company incurred $6.7 million of interest expense during the chapter 11 cases, which was capitalized into the principal balance of the Second Lien Term Loan Facility on the Effective Date. The Company also incurred $48.2 million and $2.8 million in PIK interest expense on the Second Lien Term Loan for the year ended December 31, 2021 and 2020, respectively. These amounts are included in interest expense, net in the consolidated statement of operations.

In the third quarter of 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. The mortgage principal balance was $27.2 million at December 31, 2020, which we will continue to recognize until the foreclosure process is completed. During the year ended December 31, 2020, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheet as of December 31, 2021. The derecognition of Valley View Mall and its related assets were a non-cash conversion of assets, which had no impact on the Company’s cash flows.

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

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining 13 interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

As of December 31, 2021, we had seven total derivatives with a notional amount of $300.0 million, which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

During 2022, we estimate that $6.6 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and were also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For the eleven remaining interest rate swaps that were not re-designated subsequent to December 10, 2020 and matured during 2021, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

Interest Rate Swaps

As of December 31, 2021, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of December 31, 2021 and 2020 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at December 31, 2021 (in millions of dollars)	Aggregate Fair Value at December 31, 2021 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2020 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest rate Swaps
2021	N/A	N/A	$(3.0)	N/A
2023	$300.0	$(8.1)	(17.2)	2.70%
Non-designated Hedges
Interest rate Swaps
2021	—	—	(3.1)	N/A
Total	$300.0	$(8.1)	$(23.3)	2.70%

(1) As of December 31, 2021 and 2020, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the years ended December 31, 2021 and 2020:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
	Year Ended December 31,
(in millions of dollars)	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(11.4)	$(21.6)	$11.9	$10.4	(1)

(1)
Includes $2.8 million of accelerated reclassification of a portion of amounts in other comprehensive (loss) income to earnings.

	Year Ended December 31,
(in millions of dollars)	2021	2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(128.0)	$(84.3)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$11.9	$10.4

The impact of our non-designated swaps resulted in a loss of approximately $0.1 million for the year ended December 31, 2021, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. On December 10, 2020, we amended our agreements with our derivative counterparties so that our November 1, 2020 bankruptcy filing was not considered a default under our agreements. As of December 31, 2021, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2021, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $8.4 million. If we had breached any of the default provisions in these agreements as of December 31, 2021, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $9.4 million. We had not breached any of these provisions as of December 31, 2021.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.7 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

Supplemental Retirement Plans

We maintained Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. The Supplemental Plans were terminated in 2021 and no further contributions will be made. The portion of the Supplemental Plans account balances attributable to post-2004 contributions and the related earnings will be paid in 2022. There were no expenses under the provisions of the Supplemental Plans for the year ended December 31, 2021. Expenses under the provisions of the Supplemental Plans were $0.2 million for the year ended December 31, 2020.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the year ended December 31, 2020, approximately 59,000 shares were purchased for total consideration of $10 thousand. We recorded expense of less than $48 thousand for the year ended December 31, 2020 related to the share purchase plan. We suspended our Employee Share Purchase Plan effective as of September 25, 2020 and it remained suspended throughout 2021.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2021, we make share based compensation awards using our Amended and Restated 2018 Equity Incentive Plan, which is a share based compensation plan that was approved by our Board of Trustees in 2021. Previously, we maintained six other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.

On March 31, 2021, the Compensation Committee approved the 2021-2023 Equity Award Program design (the “2021 Program”) under which long term incentive awards may be made to certain key employees. Having approved the Program, the Company made long term incentive plan awards in the form of performance-based restricted share units (“2021 PSUs”) and time-based restricted share units (“2021 RSUs”). The grants of 2021 PSUs and 2021 RSUs were made pursuant to our Amended and Restated 2018 Equity Incentive Plan.

On March 31, 2021 also, the Board of Trustees approved the first amendment to the 2018 Equity Incentive Plan to permit the grant of time-based RSUs, and as a result, the Plan allows for settlement of RSUs or PSUs in cash or shares, as determined by the Compensation Committee.

We recognize expense in connection with share based awards made prior to 2021 to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period. Our 2021 awards, which allow for the settlement in cash or shares, are accounted for as liability awards and are remeasured at fair value each reporting period.

For the years ended December 31, 2021 and 2020, we recorded aggregate compensation expense for share based awards of $4.6 million (including a net reversal of $0.1 million of amortization relating to employee separation) and $6.7 million (including a net reversal of $0.1 million of amortization relating to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2021 and 2020, we capitalized compensation costs related to share based awards of less than $10 thousand and $0.1 million, respectively. For the 2021 liability awards, as of December 31, 2021, $1.2 million of liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

Amended and Restated 2018 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Amended and Restated 2018 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 2,381,272 as of December 31, 2021. The share based awards described in this footnote were made under the 2003 Equity Incentive Plan and the Amended and Restated 2018 Equity Incentive Plan.

Restricted Shares Subject to Time Based Vesting

The aggregate fair value of the restricted shares that we granted to our employees and non-employee trustees in 2020 was $4.6 million based on the share price on the date of the grant. As of December 31, 2021, there was $1.4 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan and the Amended and Restated 2018 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status of our unvested restricted shares as of December 31, 2021 and changes during the years ended December 31, 2021 and 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
January 1, 2020	938,264	$8.67
Shares granted	1,706,624	3.22
Shares vested	(474,376)	3.24
Shares forfeited	(93,791)	4.96
December 31, 2020	2,076,721	5.60
Shares granted	—	—
Shares vested	(1,231,002)	2.09
Shares forfeited	(24,342)	4.16
December 31, 2021	821,377	$10.90

2021 Time Based Restricted Share Units

In 2021, we made grants of 2021 RSUs subject to time based vesting. The 2021 RSUs will generally vest in three equal annual installments for all except director grants that will vest in two equal annual installments, provided the recipient remains our employee on the vesting date. During the period that the 2021 RSUs have not vested, the holder will have no rights as a shareholder with respect to the 2021 RSUs; however, dividends, if any, on the Company’s common shares are deemed to be paid with respect to 2021 RSUs and credited to the RSU. In 2021, we granted a total of 1,417,413 2021 RSUs to our employees subject to time based vesting. The weighted average grant date fair values of 2021 RSUs was $1.95 per share in 2021. The aggregate fair value of the 2021 RSUs granted in 2021 were $2.8 million. Compensation cost relating to 2021 RSUs is recorded ratably over the respective vesting periods and the fair value is remeasured at each reporting period. We recorded $0.6 million (including a net reversal of $0.01 million relating to employee separation) of compensation expense related to 2021 RSUs for the year ended December 31, 2021.

Restricted Shares Awarded to Employees

In 2020, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient remains our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 1,706,624 restricted shares subject to time based vesting to our employees in 2020. The weighted average grant date fair values of time based restricted shares was $3.22 per share in 2020. The aggregate fair value of the restricted shares granted in 2020 were $3.9 million. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $3.4 million (including a net reversal of $0.1 million relating to employee separation) of compensation expense related to time based restricted shares for the year ended December 31, 2020. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $1.6 million and $3.4 million, respectively.

2021 CEO Time Based Restricted Share Units and Outperformance Units

In 2021, in connection with the entry into an Amended and Restated Employment Agreement, the Company awarded a long term incentive award of cash-settled, time-based RSUs pursuant to a Restricted Share Unit and Outperformance Unit Award Agreement to its Chief Executive Officer. The award consisted of 800,323 RSUs ("CEO RSUs") with a grant date fair value of $1.71 per share. The CEO RSUs will vest in three equal installments commencing on March 31, 2022, subject to continued employment (and to accelerated vesting upon the occurrence of certain termination events). Vested CEO RSUs will be settled in cash equal to the fair market value of a common share on the applicable vesting date multiplied by the number of RSUs that vest on that date.

The CEO RSUs also include an “outperformance multiplier” that would entitle the recipient to the dollar value of an additional number of common shares (“CEO OPUs”) tied to a multiple of the number of RSUs if the Company’s share price achieves certain outperformance goals. Achievement of the share price goals will be measured based on the average of the closing prices of a common share for the 60 days on which common shares were traded prior to and including the last day of a measurement period ending on December 31, 2023 (or upon the occurrence of certain earlier change in control events). If any amounts are earned in respect of the CEO OPUs at the end of the measurement period, the CEO OPUs will be settled in cash based on the fair market value of a common share on the last day of the measurement period. Unless amended, the award must be settled in cash.

Outperformance Units (“OPUs”) Awarded to Employees

Of the time-based restricted shares granted to employees in 2019, 517,783 had Outperformance Units (“OPUs”) attached to them. The OPUs will entitle the employees to receive additional shares tied to a multiple of the employee’s time-based restricted share award if the Company achieves certain specified operating performance metrics measured over a three-year period. If any shares are issued in respect of the OPUs at the end of the three-year measurement period, 50% will vest immediately, 25% will be subject to an additional one-year vesting requirement, and 25% will be subject to an additional two-year vesting requirement. If we pay dividends, dividend equivalents on the common shares will accrue on any awarded OPUs and are credited to “acquire” more OPUs for the account of the employee at the 20-day average closing price per common share ending on the dividend payment date, but will vest only if performance measures were achieved as of December 31, 2021. We recorded $4.2 million and $0.1 million of compensation expense related to OPUs for the years ended December 31, 2021 and 2020, respectively.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards have been made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. In 2021, we granted 371,070 restricted share units ("Trustee RSUs"), which vest on the one-year anniversary of the grant and will be settled in cash or shares as determined by the Compensation Committee. In 2020, we granted 613,332 restricted shares subject to time based vesting to our non-employee trustees. The weighted average grant date fair values of these awards were $2.07 per share in 2021 and $1.13 per share in 2020. The fair value for the 2021 award, which is a liability based award, is remeasured each period. The aggregate fair value of these awards granted in 2021 and 2020 were $0.8 million and $0.7 million, respectively, based on the share price on the date of the grant. Compensation cost relating to time based restricted share awards or Trustee RSUs is recorded ratably over the respective vesting periods. We recorded $0.5 million and $0.7 million of compensation expense related to time based vesting of these non-employee trustee awards in 2021 and 2020, respectively. The total fair value of shares granted to non-employee trustees that vested was $1.0 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

We will record future compensation expense in connection with the vesting of existing time based restricted share equity awards to employees as follows:

(in thousands of dollars) For the Year Ending December 31,	Employees
2022	$1,282
2023	141
Total	$1,423

2021 Performance Based Restricted Share Units

In 2021, we made grants of 1,544,621 units of 2021 PSUs. Under the 2021 PSU program, the number of common shares to be issued with respect to the PSUs, if any, depends on our achievement of certain specified operating performance measures and a modification based on total shareholder return (“TSR”) for the three-year period beginning January 1, 2021 and ending on the earlier of December 31, 2023 or the date of a change in control of the Company (the “Measurement Period”).

The preliminary number of common shares to be issued by the Company with respect to the 2021 PSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the Measurement Period. These performance measures, the three-year core mall total occupancy and the three-year corporate debt yield, are each weighted 50%. The Committee approved minimum, target and maximum performance levels for both measures. For all participants, the minimum performance level will have a 0.5 multiplier, the target performance level will have a 1.0 multiplier and the maximum performance level will have a 2.0 multiplier. The preliminary number of common shares to be issued as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s TSR performance over the Measurement Period relative to the TSR performance of other REITs comprising a leading index of REITs. Dividends, if any, on the Company’s common shares are deemed to be paid with respect to 2021 PSUs and credited to the 2021 PSU.

Compensation cost relating to 2021 PSUs is recorded ratably over the respective vesting periods but the fair value is remeasured at each reporting period. Total compensation cost recorded in 2021 was $0.3 million.

Performance Based Restricted Share Unit Programs

In 2020, 2019, 2018, 2017, 2016 and 2015, our Board of Trustees established the 2020-2022 RSU Program, 2019-2021 RSU Program, 2018-2020 RSU Program, 2017-2019 RSU Program, 2016-2018 RSU Program, and the 2015-2017 RSU Program, respectively (collectively, the “RSU Programs”).

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

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $1.9 million and $2.6 million of compensation expense related to the RSU Programs for the year ended December 31, 2021 and 2020, respectively. We will record future aggregate compensation expense of $0.8 million related to the existing awards under the RSU Programs.

For the years ended December 31, 2021 and 2020, no shares were issued from the 2019-2021 or 2018-2020 RSU programs because the required criteria were not met.

On March 4, 2022, the Compensation Committee of our Board of Trustees approved the 2022-2024 Equity Award program, and the Company granted 4,838,184 time based RSUs (the “2022 RSUs”) and 3,548,708 performance based PSUs (the "2022 PSUs") to employees. The 2022 RSUs will generally vest in three equal annual installments for all except director grants that will vest in two equal annual installments, provided the recipient remains our employee on the vesting date. The 2022 PSUs have a three-year measurement period that ends on December 31, 2024 or a shorter period ending upon the change in control of the Company. The 2022 PSU awards are tied to our total return to shareholders and certain Company operating performance goals.

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

The following table presents additional information pertaining to the Company’s leases:

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$809	$—	$—	$809	$823	$—	$—	$823
Interest on lease liabilities	242	—	—	242	280	—	—	280
Operating lease costs	—	2,155	1,493	3,648	—	1,746	1,279	3,025
Variable lease costs	—	180	149	329	—	173	191	364
Total lease costs	$1,051	$2,335	$1,642	$5,028	$1,103	$1,919	$1,470	$4,492

Other information related to leases as of and for the years ended December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$242	$272
Operating cash flows used for operating leases	$2,721	$2,106
Financing cash flows used for finance leases	$750	$717
Weighted average remaining lease term-finance leases (months)	75	86
Weighted average remaining lease term-operating leases (months)	291	298
Weighted average discount rate-finance leases	4.36%	4.35%
Weighted average discount rate-operating leases	6.43%	6.44%

Future payments against lease liabilities as of December 31, 2021 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
2022	$988	$2,605	$3,593
2023	983	2,556	3,539
2024	949	2,471	3,420
2025	929	2,428	3,357
2026	925	2,429	3,354
Thereafter	1,147	48,723	49,870
Total undiscounted lease payments	5,921	61,212	67,133
Less imputed interest	(742)	(31,672)	(32,414)
Total lease liabilities	$5,179	$29,540	$34,719

As Lessor

As of December 31, 2021, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
For the Year Ending December 31,
2022	$184,511
2023	165,186
2024	141,650
2025	113,672
2026	94,613
2027 and Thereafter	239,886
$939,518

10. RELATED PARTY TRANSACTIONS

Office Leases

In January 2020, we moved into a new office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania. The lease for the office, which commenced in December 2019, is executed with Brandywine Realty Trust. One of our independent trustees is also a Trustee of Brandywine Realty Trust. We paid $1.0 million in total rent under the lease for the year ended December 31, 2021. We paid $1.9 million in reimbursement of construction costs and $0.2 million of total rent under the lease for the year ended December 31, 2020.

Employee Health Insurance

We purchase healthcare benefits for our employees through Independence Blue Cross (“IBX”). Our lead independent trustee became chairman of the board of directors of IBX during 2018. We paid total insurance healthcare premiums of $1.9 million to IBX during 2021 and $2.3 million during 2020.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2021, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $4.3 million, including $0.9 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For the purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share. In addition, our operating partnership, PREIT Associates, has jointly and severally guaranteed the obligations of the joint venture we formed with Macerich to develop Fashion District Philadelphia to commence and complete a comprehensive redevelopment of that property costing not less than $300.0 million within 48 months after commencement of construction, which was March 14, 2016. We have satisfied this obligation.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2021, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $41.1 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $2.77 per share, $2.70 per share and $2.58 per share, respectively.

Employment Agreements

Two officers of the Company have employment agreements with terms that renew automatically each year for additional one-year terms. The employment agreements provided for aggregate base compensation for the year ended December 31, 2021 of $1.39 million, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation. On July 31, 2020, these officers agreed to, and the Executive Compensation and Human Resources Committee of our Board of Trustees approved, a temporary 25% base salary reduction for the period from July 27, 2020 to September 30, 2020. On December 10, 2020, the Executive Compensation and Human Resources Committee approved payments to the officers in the amounts by which their salaries were previously reduced.

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

Provision for Employee Separation Expense

We recorded $0.3 million and $3.2 million of employee separation expense during the years ended December 31, 2021 and 2020, respectively, in connection with the termination of certain employees. As of December 31, 2021, less than $0.1 million of these amounts were accrued and unpaid.

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

On February 4, 2022, the Company received another notice from the NYSE that the Company was not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual (the “Continued Listing Standards”), which requires listed companies to maintain an average closing price of at least $1.00 per share over a consecutive 30-day trading period.

Property Damage from Natural Disaster

During the year ended December 31, 2021, we recorded net recoveries of $0.7 million, which were related to remediation expenses. During the year ended December 31, 2020, we recorded net recoveries of $0.6 million also related to remediation expenses.

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

Tax Protection Agreements

There were no tax protection agreements in effect as of December 31, 2021.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2021

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance (1)	Date of Acquisition/ Construction	Life of Depre- ciation
Capital City Mall	$11,380	$65,575	$61,069	$11,325	$126,699	$61,580	$—	2003	40
Cherry Hill Mall	29,938	185,611	270,201	48,610	437,140	290,965	255,791	2003	40
Cumberland Mall	8,711	43,889	32,826	9,842	75,584	36,962	39,146	2005	40
Dartmouth Mall	7,015	28,328	57,080	8,286	84,137	51,347	55,318	1998	40
Exton Square Mall	19,976	103,955	(83,277)	15,989	24,665	14,526	—	2003	40
Francis Scott Key Mall	9,786	47,526	40,983	9,442	88,853	49,342	59,490	2003	40
Jacksonville Mall	9,188	47,139	38,714	9,913	85,128	46,540	—	2003	40
Magnolia Mall	6,229	42,302	60,364	12,588	96,307	57,520	—	1998	40
Monroe Land	262	—	(262)	—	—	—	—	2006	10
Moorestown Mall	10,934	62,995	113,038	23,058	163,909	88,977	—	2003	40
Patrick Henry Mall	16,075	86,643	54,763	16,398	141,083	81,741	84,924	2003	40
Plymouth Meeting Mall	29,265	58,388	158,560	31,737	214,476	118,337	—	2003	40
The Mall at Prince Georges	18,156	57,686	66,317	11,805	130,354	75,567	—	1998	40
Springfield Town Center	119,912	353,551	23,651	119,911	377,203	95,571	—	2015	40
Swedes Square land	189	—	36	225	—	—	—	2004	N/A
Valley Mall	8,325	57,931	84,737	26,991	124,002	59,345	—	2003	40
Valley View Mall	5,869	46,326	(52,131)	(826)	890	66	27,213	2003	40
Viewmont Mall	12,505	61,519	48,560	12,605	109,979	59,046	66,718	2003	40
Willow Grove Park	26,748	131,189	112,282	39,756	230,463	120,100	148,883	2003	40
Woodland Mall	26,706	121,965	139,163	44,865	242,969	97,728	113,800	2005	40
Investment In Real Estate	$377,169	$1,602,518	$1,226,674	$452,520	$2,753,841	$1,405,260	$851,283

(1) Represents mortgage principal balances outstanding as of December 31, 2021 and does not include unamortized debt costs with an aggregate balance of $1.2 million.

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,106.9 million and $2,074.6 million at December 31, 2021, respectively, and $3,163.8 million and $2,180.2 million at December 31, 2020, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2021 and 2020 are as follows:

(in thousands of dollars)	For the Year Ended December 31,
Total Real Estate Assets:	2021	2020
Balance, beginning of year	$3,220,337	$3,210,926
Improvements and development	22,342	49,075
Impairment of assets	(11,474)	—
Dispositions	(20,477)	(39,661)
Write-off of fully depreciated assets	(254)	(3)
Reclassification to held for sale	(4,113)	—
Balance, end of year	$3,206,361	$3,220,337
Balance, end of year – held for sale	$8,780	$1,384

S-1

(in thousands of dollars)	For the Year Ended December 31,
Accumulated Depreciation:	2021	2020
Balance, beginning of year	$1,308,427	$1,202,722
Depreciation expense	109,930	116,369
Impairment of assets	(83)	—
Dispositions	(12,827)	(13,808)
Write-off of fully depreciated assets	(254)	(3)
Reclassification to held for sale	67	3,147
Balance, end of year	$1,405,260	$1,308,427
Balance, end of year – held for sale	$—	$—

S-2