Form 10-Q
period 2022-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2022-05-06
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 4, 2022, 80,612,437 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,113,736	$3,156,194
Construction in progress	45,146	45,828
Land held for development	4,339	4,339
Total investments in real estate	3,163,221	3,206,361
Accumulated depreciation	(1,417,522)	(1,405,260)
Net investments in real estate	1,745,699	1,801,101
INVESTMENTS IN PARTNERSHIPS, at equity:	12,749	16,525
OTHER ASSETS:
Cash and cash equivalents	45,554	43,852
Tenant and other receivables	36,036	42,501
Intangible assets (net of accumulated amortization of $21,900 and $21,598 at March 31, 2022 and December 31, 2021, respectively)	9,752	10,054
Deferred costs and other assets, net	123,957	128,923
Assets held for sale	42,416	8,780
Total assets	$2,016,163	$2,051,736
LIABILITIES:
Mortgage loans payable, net	$844,987	$851,283
Term Loans, net	971,761	959,137
Revolving Facilities	53,818	54,549
Tenants’ deposits and deferred rent	11,177	10,180
Distributions in excess of partnership investments	69,344	71,570
Fair value of derivative instruments	2,613	8,427
Accrued expenses and other liabilities	77,319	89,543
Total liabilities	2,031,019	2,044,689
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $97,381 and $95,791 at March 31, 2022 and December 31, 2021, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $194,235 and $191,130 at March 31, 2022 and December 31, 2021, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $140,040 and $137,891 at March 31, 2022 and December 31, 2021, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 200,000 shares authorized; 80,617 and 80,200 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	80,617	80,200
Capital contributed in excess of par	1,781,859	1,777,013
Accumulated other comprehensive loss	(3,096)	(8,830)
Distributions in excess of net income	(1,864,844)	(1,832,375)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(5,310)	16,162
Noncontrolling interest	(9,546)	(9,115)
Total equity (deficit)	(14,856)	7,047
Total liabilities and equity	$2,016,163	$2,051,736

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
REVENUE:
Real estate revenue:
Lease revenue	$63,440	$59,908
Expense reimbursements	4,144	3,899
Other real estate revenue	1,610	1,471
Total real estate revenue	69,194	65,278
Other income	241	125
Total revenue	69,435	65,403
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(27,872)	(27,831)
Utilities	(3,561)	(2,964)
Other property operating expenses	(2,140)	(2,364)
Total property operating expenses	(33,573)	(33,159)
Depreciation and amortization	(29,110)	(29,839)
General and administrative expenses	(11,483)	(11,831)
Provision for employee separation expenses	(84)	(92)
Project costs and other expenses	(60)	(101)
Total operating expenses	(74,310)	(75,022)
Interest expense, net	(31,391)	(30,731)
Reorganization expenses	-	(197)
Total expenses	(105,701)	(105,950)
Loss before equity in loss of partnerships and gain on sale of preferred equity interest	(36,266)	(40,547)
Equity in loss of partnerships	(395)	(3,433)
Gain on sale of preferred equity interest	3,688	-
Net loss	(32,973)	(43,980)
Less: net loss attributable to noncontrolling interest	504	1,234
Net loss attributable to PREIT	(32,469)	(42,746)
Less: preferred share dividends	(6,844)	(6,844)
Net loss attributable to PREIT common shareholders	$(39,313)	$(49,590)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net loss	$(32,973)	$(43,980)
Noncontrolling interest	504	1,234
Preferred share dividends	(6,844)	(6,844)
Net loss used to calculate loss per share—basic and diluted	$(39,313)	$(49,590)
Basic and diluted loss per share:	$(0.49)	$(0.64)

(in thousands of shares)
Weighted average shares outstanding—basic	79,577	77,647
Effect of common share equivalents(1)	—	—
Weighted average shares outstanding—diluted	79,577	77,647

(1) The Company had net losses used to calculate earnings per share for the three months ended March 31, 2022 and 2021. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Comprehensive loss:
Net loss	$(32,973)	$(43,980)
Unrealized gain (loss) on derivatives	5,807	2,601
Amortization of settled swaps	-	3
Total comprehensive loss	(27,166)	(41,376)
Less: comprehensive loss attributable to noncontrolling interest	431	1,170
Comprehensive loss attributable to PREIT	$(26,735)	$(40,206)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2022 and 2021

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2022	$7,047	$35	$69	$50	$80,200	$1,777,013	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(32,973)	—	—	—	—	—	—	(32,469)	(504)
Other comprehensive income	5,807	—	—	—	—	—	5,734	—	73
Shares issued under employee compensation plan, net of shares retired	4,449	—	—	—	417	4,032	—	—	—
Amortization of deferred compensation	814	—	—	—	—	814	—	—	—
Balance March 31, 2022	$(14,856)	$35	$69	$50	$80,617	$1,781,859	$(3,096)	$(1,864,844)	$(9,546)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$79,537	$1,771,777	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive loss	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plans, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	$86,238	$35	$69	$50	$79,260	$1,772,728	$(18,080)	$(1,742,384)	$(5,440)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Cash flows from operating activities:
Net loss	$(32,973)	$(43,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,436	28,149
Amortization	2,098	2,141
Straight-line rent adjustments	290	6
Amortization of deferred compensation	(165)	1,321
Gain on sale of preferred equity interest	(3,688)	—
Paid-in-kind interest	12,547	11,514
Gain on hedge ineffectiveness	(8)	(1,303)
Equity in loss (income) of partnerships	395	3,433
Cash distributions from partnerships	1,570	—
Change in assets and liabilities:
Net change in other assets	7,161	18,805
Net change in other liabilities	(6,209)	(3,860)
Net cash provided by operating activities	8,454	16,226
Cash flows from investing activities:
Investments in real estate improvements	(2,746)	(1,928)
Additions to construction in progress	(1,385)	(1,029)
Investments in partnerships	(415)	(2)
Capitalized leasing costs	(29)	—
Proceeds from sale of preferred equity interest	2,438	—
Additions to leasehold improvements and corporate fixed assets	—	(7)
Net cash used in investing activities	(2,137)	(2,966)
Cash flows from financing activities:
Net repayments under the Restructured Revolver	—	—
Net repayments to term loans	(2,437)	—
Repayments of finance lease liabilities	—	(170)
Principal installments on mortgage loans	(6,048)	(9,505)
Payment of deferred financing costs	(235)	(253)
Value of shares retired under equity incentive plans, net of shares issued	5,427	(647)
Net cash used in financing activities	(3,293)	(10,575)
Net change in cash, cash equivalents, and restricted cash	3,024	2,685
Cash, cash equivalents, and restricted cash, beginning of period	58,077	51,231
Cash, cash equivalents, and restricted cash, end of period	$61,101	$53,916

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position, the consolidated results of our operations, consolidated statements of comprehensive loss, consolidated statements of equity and our consolidated statements of cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2022, our portfolio consists of a total of 25 properties operating in nine states, including 20 shopping malls, four other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2022, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of March 31, 2022, the total amount that would have been distributed would have been $0.6 million based on the number of outstanding OP Units held by limited partners of 1,030,510 as of March 31, 2022. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

COVID-19 Related Risks and Uncertainties

The COVID-19 global pandemic that began in 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged evolution of the pandemic has also led to periods of unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2022 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Although we have operated in the COVID-19 environment for approximately two years, uncertainty remains as to how long the global pandemic, economic challenges and various limitations and disruptions to business operations will continue to impact us or our tenants.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020; all of our properties have remained open since that time and are employing safety and sanitation measures designed to address the risks posed by COVID-19. Despite the increased vaccination rates in the country, some of our tenants are still operating at reduced capacity. The significance of the prolonged pandemic on our business, however, will continue to depend on, among other things, the resurgences of outbreaks, the severity of the disease and the number of people infected with the virus, and certain variants thereof, vaccination rates in regions in which our properties are located, further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic, and the effect of any changes to current restrictions or recommended protocols, all of which could vary by geographic region in which our properties are located. We continue to experience uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, and whether government authorities will issue recommendations or impose requirements on landlords like us to further enhance health and safety protocols, or whether we will voluntarily adopt any of these requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any of these requirements.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered Fashion District Philadelphia’s Amended and Restated Term Loan Agreement (“FDP Loan Agreement”), which matures in January 2023 and includes a quarterly covenant provision as an event or condition that raises substantial doubt about our ability to continue as a going concern.

The FDP Loan Agreement has a balance of $194.6 million at March 31, 2022, and matures in January 2023, with an option to extend maturity to January 2024. This agreement also contains a 10% quarterly debt yield covenant which began on December 31, 2021. As of December 31, 2021, the FDP joint venture entity borrower, PM Gallery L.P., did not meet the minimum 10% debt yield covenant, which triggered the lender to sweep cash from the property. This is not an event of default. As of June 30, 2022, the debt yield covenant threshold will be 9%, subsequent to which the joint venture would be required to pay down the term loan to achieve a 9% debt yield. Based on the joint venture’s current forecast, management projects that the joint venture will not be able to meet this covenant as the debt yield is projected to be under 9%. To the extent the term loan is not paid down by the joint venture, this term loan could become due and payable during the second half of 2022. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP term loan would become due and payable in 2022. The Company plans to work with its joint venture partner to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of the joint venture not meeting the debt yield covenant.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” During the first quarter of 2022, certain of our properties had triggering events due to various indicators of impairment, however, based on our assessment of the undiscounted future cash flows, we did not identify any impairments. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

As of March 31, 2022, we determined that two of our hotel land parcels, three of our multifamily land parcels, one vacant anchor box space and one retail property met the criteria to be classified as held for sale. As of December 31, 2021, we determined that two of our hotel land parcels, two of our multifamily land parcels and a vacant anchor box space met the criteria to be classified as held for sale.

Share-Based Compensation

On March 4, 2022, the Company approved the 2022-2024 Equity Award Program design (the “Program”). Having approved the Program, the Company made long term incentive plan awards in the form of performance-based restricted share units (“PSUs”) and time-based restricted share units (“RSUs”) consisting of 4,838,184 RSUs and 3,548,708 PSUs. The grants of PSUs and RSUs were made pursuant to the Company’s Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Equity Incentive Plan”). The settlement of RSUs or PSUs may be made in cash or shares as determined by the Executive Compensation and Human Resources Committee. As such, these awards are accounted for as liability awards and remeasured at fair value each reporting period. The liability for these awards is included in accrued expenses and other liabilities in the consolidated balance sheets and compensation cost is recorded ratably over the respective vesting periods.

Under the Program, the number of common shares to be issued by the Company with respect to the PSUs, if any, depends on the Company’s achievement of certain specified operating performance measures and a modification based on total shareholder return (“TSR”) for the three-year period beginning January 1, 2022 and ending on the earlier of December 31, 2024 or the date of a change in control of the Company (the “Measurement Period”).

The preliminary number of common shares to be issued by the Company with respect to the PSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the Measurement Period. These performance measures, the three-year core mall sales per square foot, three-year average quarterly core mall total occupancy and the three-year corporate debt yield, are each weighted 33.3%. The Committee approved minimum, target and maximum performance levels for both measures. For all participants, the minimum performance level will have a 0.5 multiplier, the target performance level will have a 1.0 multiplier and the maximum performance level will have a 2.0 multiplier. The preliminary number of common shares to be issued by the Company as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s TSR performance over the Measurement Period relative to the TSR performance of other real estate investment trusts comprising a leading index of retail real estate investment trusts. Dividends, if any, on the Company’s common shares are deemed to be paid with respect to PSUs and credited to the PSU accounts and applied to “acquire” more PSUs at the 20-day average closing price per common share ending on the dividend payment date.

With respect to the portion of the long-term incentive awards made in the form of RSUs, the RSUs generally will vest in three equal annual installments for all grants except director grants and two equal installments for the Company’s directors commencing on March 4, 2023, subject to continued employment. During the period that the RSUs have not vested, the holder will have no rights as a shareholder with respect to the RSUs; however, dividends, if any, on the Company’s common shares are deemed to be paid with respect to RSUs and credited to the RSU accounts and applied to “acquire” more RSUs at the 20-day average closing price per common share ending on the dividend payment date.

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

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2022 and December 31, 2021 were comprised of the following:

(in thousands of dollars)	March 31, 2022	December 31, 2021
Buildings, improvements and construction in progress	$2,740,712	$2,762,675
Land, including land held for development	422,509	443,686
Total investments in real estate	3,163,221	3,206,361
Accumulated depreciation	(1,417,522)	(1,405,260)
Net investments in real estate	$1,745,699	$1,801,101

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Development/Redevelopment Activities:
Interest (1)	$24	$130
Compensation	46	37
Real estate taxes	—	29
Leasing Activities:
Compensation, including commissions (2)	29	—

(1) Includes interest capitalized on investments in partnerships under development.

(2) The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Impairment of Assets

Exton Square Mall

In conjunction with the preparation of our 2021 annual financial statements, we identified a triggering event at Exton Square Mall in Exton, Pennsylvania as a result of our determination to decrease the holding period of the property. This led us to conduct an analysis of possible impairment at the property and, during the year ended December 31, 2021, we recorded a loss on impairment of assets of approximately $8.4 million. In March 2022, we executed a purchase and sale agreement for Exton Square Mall for $27.5 million, which includes an initial amount of $8.0 million towards the residential land parcel that is under contract. As a result, Exton Square Mall met the criteria to be classified as held for sale as of March 31, 2022.

Disposition

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. Although we have not yet conveyed the property because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of court order assigning the receiver. In September 2020, a court order was issued to conduct a foreclosure sale of the property and as a result we have no further operating liabilities from the property. As a result of our loss of control of the property, we derecognized the property and recorded an offsetting contract asset and recognized a gain on derecognition of property of $8.1 million in the consolidated statement of operations for the year ended December 31, 2020. The contract asset is included in deferred costs and other assets, net in the consolidated balance sheets as of March 31, 2022 and December 31, 2021. The mortgage principal balance was $27.2 million at March 31, 2022 and December 31, 2021, which we continue to recognize until the foreclosure process is completed. The derecognition of Valley View Mall and its related assets was a non-cash conversion of assets, which had no impact on the Company’s cash flows. In May 2022, the foreclosure proceedings were completed.

Other Property Disposition

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million, which funds were used to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with this transaction, we recorded a gain on sale of preferred equity of $3.7 million in the three months ended March, 31 2022.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of March 31, 2022 and December 31, 2021:

_____________________

(in thousands of dollars)	March 31, 2022	December 31, 2021
ASSETS:
Investments in real estate, at cost:
Operating properties	$850,817	$847,560
Construction in progress	3,534	6,456
Total investments in real estate	854,351	854,016
Accumulated depreciation	(252,849)	(247,133)
Net investments in real estate	601,502	606,883
Cash and cash equivalents	66,294	59,004
Deferred costs and other assets, net	155,722	155,247
Total assets	823,518	821,134
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	491,957	493,904
FDP Term Loan, net	194,602	194,602
Partnership Loan	118,560	115,543
Other liabilities	145,691	141,619
Total liabilities	950,810	945,668
Net investment	(127,292)	(124,534)
Partners’ share	(63,893)	(62,771)
PREIT’s share	(63,399)	(61,763)
Excess investment (1)	6,804	6,718
Net investments and advances	$(56,595)	$(55,045)
Investment in partnerships, at equity	$12,749	$16,525
Distributions in excess of partnership investments	(69,344)	(71,570)
Net investments and advances	$(56,595)	$(55,045)

(1)Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in loss of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Real estate revenue	$29,889	$24,900
Expenses:
Property operating and other expenses	(11,874)	(13,739)
Interest expense (1)	(11,754)	(10,704)
Depreciation and amortization	(6,655)	(6,930)
Total expenses	(30,283)	(31,373)
Net loss	(394)	(6,473)
Less: Partners’ share	(1)	3,096
PREIT’s share	(395)	(3,377)
Amortization of excess investment	-	(56)
Equity in loss of partnerships	$(395)	$(3,433)

(1) Net of capitalized interest expense of $0 and $103 for the three months ended March 31, 2022 and 2021, respectively.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. We anticipate that the joint venture will not meet certain financial covenants applicable under the FDP Loan Agreement during 2022. See Going Concern Considerations section in Note 1.

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

As of March 31, 2022, we had borrowed $976.5 million under the Term Loans and $53.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2022 is net of $4.8 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of March 31, 2022 was $76.2 million.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements and the Restructured Credit Agreements for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Revolving Facilities:
Interest expense (1)	$541	$548
Deferred financing amortization	299	299
Term Loans:
Interest expense (2)	20,448	20,421
Deferred financing amortization	1,784	1,780
(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $12.5 million and $11.5 million, for March 31, 2022 and March 31, 2021, respectively, was for the Second Lien term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

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

Letters of credit and the proceeds of revolving loans may be used (i) to refinance indebtedness under the Bridge Credit Agreement (which agreement was canceled and refinanced upon our entry into the Credit Agreements), (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

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

As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreements.

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

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$846.5	$832.7	$852.5	$846.6

(1) The carrying value of mortgage loans includes unamortized debt issuance costs of $1.5 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

The consolidated mortgage loans contain various customary default provisions. As of March 31, 2022, we were not in default on any of the consolidated mortgage loans, except for our mortgage secured by Valley View Mall.

Mortgage Loan Activity

Woodland Amendment

On December 10, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

Forbearance Agreements

During 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned from four to six months. The repayment periods ranged from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also imposed certain additional informational reporting requirements during the applicable modification periods. As of March 31, 2022, we had repaid all principal and interest deferrals.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents.

At March 31, 2022 and 2021, cash and cash equivalents and restricted cash totaled $61.1 million and $53.9 million, respectively, and included tenant security deposits of $1.7 million and $1.4 million, respectively.

Cash paid for interest was $16.5 million and $16.3 million for the three months ended March 31, 2022 and 2021, respectively, net of amounts capitalized of $24 thousand and $0.1 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $0.7 million and $1.7 million, respectively, for the three months ended March 31, 2022. We had no borrowings or repayments on our First Lien Revolving Facility for the three months ended March 31, 2021.

Accrued construction costs decreased by $3.8 million and increased by $0.3 million for the three months ended March 31, 2022 and 2021, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of March 31, 2022 and 2021.

	March 31,
(in thousands of dollars)	2022	2021
Cash and cash equivalents	$45,554	$44,637
Restricted cash included in other assets	15,547	9,279
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$61,101	$53,916

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

As of March 31, 2022, we had seven total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $2.7 million will be reclassified as an increase to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives were recorded directly in earnings as interest expense in the consolidated statement of operations. During the three months ended March 31, 2021, we had four non-designated swaps mature. As of March 31, 2022, we had no derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of March 31, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of March 31, 2022 and December 31, 2021 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at March 31, 2022 (in millions of dollars)	Aggregate Fair Value at March 31, 2022 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2021 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2023	$300.0	$(2.6)	$(8.1)	2.70%

(1)
As of March 31, 2022 and December 31, 2021, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$3.9	$0.2	$1.9	$2.4

	Three Months Ended March 31,
(in millions of dollars)	2022	2021
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(31.4)	$(30.7)
Amount of (loss) gain reclassified from accumulated other comprehensive income into interest expense	$1.9	$2.4

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of March 31, 2022, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2022, the fair value of derivatives in a liability position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $2.6 million. If we had breached any of the default provisions in these agreements as of March 31, 2022, we might have been required to settle our obligations under the agreements at their termination value (including accrued interest) of $3.3 million. We had not breached any of these provisions as of March 31, 2022.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended March 31,
	2022				2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$202	$—	$—	$202	$202	$—	$—	$202
Interest on lease liabilities	78	—	—	78	63	—	—	63
Operating lease costs	—	585	68	653	—	436	311	747
Variable lease costs	—	46	206	252	—	45	63	108
Total lease costs	$280	$631	$274	$1,185	$265	$481	$374	$1,120

Other information related to leases as of and for the three months ended March 31, 2022 and 2021 are as follows:

(in thousands of dollars)	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$63	$63
Operating cash flows used for operating leases	$653	$552
Financing cash flows used for finance leases	$185	$184
Weighted average remaining lease term-finance leases (months)	72	83
Weighted average remaining lease term-operating leases (months)	292	296
Weighted average discount rate-finance leases	4.34%	4.35%
Weighted average discount rate-operating leases	6.44%	6.44%

Future payments against lease liabilities, which are recorded in Accrued expenses and other liabilities, as of March 31, 2022 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
April 1 to December 31, 2022	$740	$1,951	$2,691
2023	983	2,556	3,539
2024	949	2,471	3,420
2025	929	2,427	3,356
2026	925	2,429	3,354
Thereafter	1,148	48,658	49,806
Total undiscounted lease payments	5,674	60,492	66,166
Less imputed interest	(686)	(31,147)	(31,833)
Total lease liabilities	$4,988	$29,345	$34,333

As Lessor

As of March 31, 2022, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
April 1 to December 31, 2022	$138,433
2023	167,308
2024	144,553
2025	115,992
2026	96,854
Thereafter	248,425
$911,565

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2022, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $4.1 million, including $0.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of March 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $47.9 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.23 per share, $3.15 per share and $3.01 per share, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.6 million square feet, of which we own 11.4 million square feet. The seven operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 5.0 million square feet of which 3.6 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court after the property operations were assumed by a receiver on behalf of the lender under the mortgage loan secured by Valley View Mall and we no longer operate the property. “Core Malls” also excludes these properties as well as power centers and Gloucester Premium Outlets.

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

The COVID-19 global pandemic that began in early 2020 has adversely impacted and continues to impact our business, financial condition, liquidity and operating results, as well as our tenants’ businesses. The prolonged and increased spread of COVID-19 has also led to unprecedented global economic disruption and volatility in financial markets. Some of our tenants’ financial health and business viability have been adversely impacted and their creditworthiness has deteriorated. We anticipate that our future business, financial condition, liquidity and results of operations, including in 2021 and potentially in future periods, will continue to be materially impacted by the COVID-19 pandemic. Although we have operated in the COVID-19 environment for approximately two years, uncertainty remains as to how long the global pandemic, economic challenges and restrictions on day-to-day life and business operations will continue to impact us or our tenants.

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020; all of our properties have remained open since that time and are employing safety and sanitation measures designed to address the risks posed by COVID-19, with some of our tenants still operating at reduced capacity. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. Collections improved in 2022 and 2021 as compared to 2020. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. The significance of the prolonged pandemic on our business, however, will continue to depend on, among other things, the resurgences of outbreaks, the severity of the disease and the number of people infected with the virus, the timing and widespread availability and acceptance of vaccines, the further effects on the economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting daily activities and the length of time that such measures remain in place or are renewed, and implementation of governmental programs to assist businesses and consumers impacted by the COVID-19 pandemic.

Net loss for the three months ended March 31, 2022 was $33.0 million compared to net loss of $44.0 million for the three months ended March 31, 2021. This $11.0 million decrease in net loss was primarily due to: (a) an increase in real estate revenue of $3.9 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (b) an increase in gain on the sale of preferred equity interests of $3.7 million; (c) a decrease in depreciation and amortization of $0.7 million; and (d) a decrease in equity in loss of partnerships of $3.0 million.

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

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in early 2020, throughout 2021, and continuing into the first quarter of 2022.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2022 (through March 31, 2022)
Consolidated properties	—	—	—	$—	—	—	$—
Unconsolidated properties	—	—	—	—	—	—	—
Total	—	—	—	$—	—	—	$—
2021 (Full Year)
Consolidated properties	5	10	331,314	$1,589	5	18,344	$380
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	5	11	335,360	$1,646	6	22,390	$437

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2022.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2019, we re-opened or introduced additional tenants to former anchor positions at Woodland Mall in Grand Rapids, Michigan, Valley Mall in Hagerstown, Maryland and Plymouth Meeting Mall, in Plymouth Meeting, Pennsylvania. Dick’s Sporting Goods at Valley Mall opened in the first quarter of 2020. At Plymouth Meeting Mall, we opened Michaels in the first quarter of 2020. In 2017, we purchased the

Macy’s location at Moorestown Mall in Moorestown, New Jersey and opened HomeSense, Sierra Trading, Five Below and Michaels between 2018 and the first quarter of 2020. During 2021, we opened Power Warehouse and during the first quarter of 2022, we opened HomeGoods at Cumberland Mall in Vineland, New Jersey.

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

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. In general, our malls include national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences, however, in recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants. Approximately 29.0% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $45.1 million as of March 31, 2022.

As of March 31, 2022, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $4.1 million, including $0.6 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

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

In January 2018, the Company and Macerich entered into a $250.0 million term loan (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. A total of $51.0 million was drawn during the third quarter of 2019 and we received aggregate distributions of $25.0 million as our share of the draws. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as the lender, prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment qualifies as a variable interest entity and would continue to be accounted for under the equity method of accounting.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the unaudited consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2022 and 2021, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a "triggering event.". A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.

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

An other-than-temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is recorded as reduction to income.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended March 31, 2022 was $33.0 million compared to net loss of $44.0 million for the three months ended March 31, 2021. This $11.0 million decrease in net loss was primarily due to: (a) an increase in real estate revenue of $3.9 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (b) an increase in gain on the sale of preferred equity interests of $3.7 million; (c) a decrease in depreciation and amortization of $0.7 million; and (e) a decrease in equity in loss of partnerships of $3.0 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2022 and 2021:

	Occupancy(1) at March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2022	2021	2022	2021	2022	2021
Retail portfolio weighted average (3):
Total excluding anchors	88.5%	86.0%	85.3%	80.3%	87.6%	84.3%
Total including anchors	91.0%	87.5%	88.0%	81.4%	90.3%	86.0%
Core Malls weighted average: (4)
Total excluding anchors	91.0%	87.9%	78.8%	76.3%	88.8%	85.9%
Total including anchors	94.3%	89.5%	84.5%	78.1%	92.7%	87.7%

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

(4) Core Malls excludes Exton Square Mall, power centers and Gloucester Premium Outlets.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	34	77,644	6.4	$40.97	N/A	N/A	N/A	N/A	$7.03
Over 10k sf	2	41,450	12.4	13.51	N/A	N/A	N/A	N/A	5.94
Total New Leases	36	119,094	8.5	$31.41	N/A	N/A	N/A	N/A	$6.48

Renewal Leases
Under 10k sf	33	99,981	4.2	$51.78	$53.04	$(1.26)	(2.4%)	3.8%	$1.31
Over 10k sf	3	69,735	4.1	24.29	23.52	0.77	3.3%	2.6%	3.51
Total Fixed Rent	36	169,716	4.1	$40.49	$40.91	$(0.42)	(1.0%)	3.7%	$2.20
Total Percentage in Lieu	13	48,347	2.2	19.68	20.46	(0.78)	(3.8%)	0.0%	1.72
Total Renewal Leases	49	218,063	3.7	$35.87	$36.38	$(0.50)	(1.4%)	N/A	$2.14
Total Non Anchor (4)	85	337,157	5.4	$34.30

Anchor
New Leases	-	-	-	$-	$-	$-	N/A	N/A	$-
Renewal Leases	-	-	-	-	-	-	0.0%	N/A	-
Total	-	-	-	$-

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

(4) Includes 3 leases and 12,256 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		% Change 2021 to 2022
(in thousands of dollars)	2022	2021
Real estate revenue	$69,194	$65,278	6.0%
Property operating expenses	(33,573)	(33,159)	1.2%
Other income	241	125	92.8%
Depreciation and amortization	(29,110)	(29,839)	(2.4)%
General and administrative expenses	(11,483)	(11,831)	(2.9)%
Provision for employee separation expenses	(84)	(92)	(8.7)%
Project costs and other expenses	(60)	(101)	(40.6)%
Interest expense, net	(31,391)	(30,731)	2.1%
Reorganization expenses	-	(197)	(100.0)%
Equity in loss of partnerships	(395)	(3,433)	(88.5)%
Gain on sale of preferred equity interest	3,688	-	100.0%
Net loss	$(32,973)	$(43,980)	(25.0)%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Contractual lease payments:
Base rent	$47,655	$45,918
CAM reimbursement income	8,477	8,359
Real estate tax income	7,167	6,944
Percentage rent	112	(12)
Lease termination revenue	9	36
	63,420	61,245
Less: credit losses	20	(1,337)
Lease revenue	63,440	59,908
Expense reimbursements	4,144	3,899
Other real estate revenue	1,610	1,471
Total real estate revenue	$69,194	$65,278

Real Estate Revenue

Real estate revenue increased by $3.9 million, or 6.0%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
an increase of $2.0 million in same store base rent due to increases of $1.6 million from net new store openings and lease modifications over the previous twelve months and $0.4 million from comparable tenants paying a percentage of sales in lieu of minimum rent;
•
a decrease of $1.2 million in same store credit losses as compared to the three months ended March 31, 2021 due to the collection of receivables from struggling tenants across our portfolio recovering from the COVID-19 related closures that occurred in 2020;
•
an increase of $0.3 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $0.2 million in same store common area expense reimbursements due to increased occupancy and abatements recorded in the prior year, partially offset by a decrease of $0.1 million associated with the straight lining of fixed common area expense reimbursements;
•
an increase of $0.2 million in same store real estate tax reimbursements due to increased occupancy and abatements recorded in the prior year; and
•
an increase of $0.1 million in same store percentage rent; partially offset by
•
a decrease of $0.1 million at non-same store properties Valley View Mall and Exton Square Mall due to the sale of the strip center at Valley View Mall in the third quarter of 2021.

Property Operating Expenses

Property operating expenses increased by $0.4 million, or 1.2%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
an increase of $0.6 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates; and
•
an increase of $0.2 million in same store common area maintenance expense, including a $0.2 million increase in utility expense due to a combination of higher electricity usage and electricity rates and a $0.2 million increase in insurance expense, partially offset by a $0.1 million decrease in snow removal expense due to higher snowfall amounts during 2021 across the Mid-Atlantic States, and a $0.1 million decrease in personnel costs; partially offset by
•
a decrease of $0.2 million in same store other property operating expenses due to a decrease in property legal expense; and
•
a decrease of $0.2 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.7 million, or 2.4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to:

•
a decrease of $0.6 million resulting from accelerated amortization of capital improvements associated with store closings during 2021; and
•
a decrease of $0.1 million at non-same store properties Exton Square Mall and Valley View Mall.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 2.9%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower compensation expenses in 2022.

Interest expense

Interest expense increased by $0.7 million, or 2.1%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to higher weighted average debt balances and higher weighted average interest rates. Our weighted average effective borrowing rate was 5.86% for the three months ended March 31, 2022 compared to 5.7% for the three months ended March

31, 2021. Our weighted average debt balance was $2,258.2 million for the three months ended March 31, 2022, compared to $1,864.4 million for the three months ended March 31, 2021.

Reorganization Expenses

For the three months ended March 31, 2022, we have not incurred any reorganization expenses. For the three months ended March 31, 2021, we incurred costs and fees of $0.2 million in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Equity in loss of partnerships

Equity in loss of partnerships was a loss of $0.4 million in the three months ended March 31, 2022 compared to a loss of $3.4 million in the prior year period, reflecting a change of $3.0 million, or 88.5%. The decrease in loss was primarily due to higher real estate revenues across all of our partnership properties in 2022 due to the economic rebound following the COVID-19 impact, along with lower property operating expenses.

Gain on sale of preferred equity interest

During the three months ended March 31, 2022, there was a $3.7 million gain on sale of preferred equity interest in a property that we received in exchange for the sale of a property we previously owned. There was no gain on sale of preferred equity interest for the three months ended March 31, 2021.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, provision for employee separation expenses, project costs and other expenses, interest expense, reorganization expenses, equity in loss/income of partnerships and gain/loss on sale of preferred equity interest.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Net loss	$(32,973)	$(43,980)
Other income	(241)	(125)
Depreciation and amortization	29,110	29,839
General and administrative expenses	11,483	11,831
Provision for employee separation expenses	84	92
Project costs and other expenses	60	101
Interest expense, net	31,391	30,731
Reorganization expenses	-	197
Equity in loss (income) of partnerships	395	3,433
Gain on sale of preferred equity interest	(3,688)	-
NOI from consolidated properties	$35,621	$32,119

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of dollars)	2022	2021
Equity in loss of partnerships	$(395)	$(3,433)
Depreciation and amortization	3,022	3,187
Interest and other expenses	5,802	5,288
NOI from equity method investments at ownership share	$8,429	$5,042

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$36,122	$32,707	$(500)	$(588)	$35,622	$32,119
NOI from equity method investments at ownership share	8,442	5,060	(13)	(18)	8,429	5,042
Total NOI	44,564	37,767	(513)	(606)	44,051	37,161
Less: lease termination revenue	802	36	-	-	802	36
Total NOI excluding lease termination revenue	$43,762	$37,731	$(513)	$(606)	$43,249	$37,125

Total NOI increased by $6.9 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to (a) a $6.8 million increase in Same Store NOI and (b) an increase of $0.1 million in Non Same Store NOI. The increase in Same Store and Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

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

FFO is a commonly used measure of operating performance and profitability among REITs. We use FFO and FFO per diluted share and unit of limited partnership interest in our operating partnership (“OP Unit”) in measuring our performance against our peers and have used it as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs.

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2022 and 2021, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, gain/loss on hedge ineffectiveness and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net loss	$(32,973)	$(43,980)
Depreciation and amortization on real estate:
Consolidated properties	28,798	29,491
PREIT’s share of equity method investments	3,022	3,187
Funds from operations attributable to common shareholders and OP Unit holders	(1,153)	(11,302)
Provision for employee separation expense	84	92
Gain on hedge ineffectiveness	—	(1,303)
Reorganization expenses	—	197
Gain on sale of preferred equity interest	(3,688)	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(4,757)	$(12,316)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.01)	$(0.14)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(0.06)	$(0.15)
Weighted average number of shares outstanding	79,577	77,647
Weighted average effect of full conversion of OP Units	1,031	1,976
Effect of common share equivalents	-	691
Total weighted average shares outstanding, including OP Units	80,608	80,314

(1) Does not include the impact of $6.8 million of accrued, undeclared and unpaid preferred share dividends for the three months ended March 31, 2022 and 2021, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was negative $1.2 million for the three months ended March 31, 2022, an increase of $10.1 million, or 89.8%, compared to negative $11.3 million for the three months ended March 31, 2021. This increase was primarily due to:

•
a $6.8 million increase in Same Store NOI primarily due to an increase in net new store openings and lease modifications over the previous twelve months;
•
a $0.1 million increase in Non Same Store NOI primarily due to lower operating expenses at Exton Square Mall;
•
a $0.3 million increase in general and administrative expense primarily due to decreased incentive compensation and decreased professional service costs;
•
a $3.0 million decrease in equity in (loss) of partnerships; and,

•
a $3.7 million increase in gain on sale of preferred equity interest.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.01) and $(0.14) for the three months ended March 31, 2022 and 2021, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.06) and $(0.15) for the three months ended March 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $4.1 million related to our capital improvements and development projects in 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $76.2 million as of March 31, 2022. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. In 2022, we executed agreements of sale for Exton Square Mall and a former Sears TBA location. The mall and retail space along with previously executed land parcel sale agreements are expected to provide an aggregate of up to approximately $110.0 million in gross proceeds. The proceeds from our anticipated property sales will primarily be used to repay amounts outstanding under our Credit Agreements. These agreements include the sale of a mall, sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of the transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several cases has been delayed due to the effects of COVID-19 on business operations and availability of financing. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty.

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

As of March 31, 2022, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19, however, many of our tenants continue to operate at reduced capacity. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020, 2021, and the first quarter of 2022 and its impact is expected to continue through future periods. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including new or renewed restrictions and business closures, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels have impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is phased out and changes implemented, interest rates on our current or future indebtedness may be adversely affected.

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

As of March 31, 2022, we had borrowed $976.5 million under the Term Loans and $53.8 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2022 is net of $4.8 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of March 31, 2022 was $76.2 million.

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

Letters of credit and the proceeds of revolving loans may be used (i) to refinance indebtedness under the Bridge Credit Agreement (which agreement was canceled and refinanced upon our entry into the Credit Agreements), (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans may only be used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

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

See our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on the Credit Agreements.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our consolidated financial statements), which had $194.6 million outstanding as of March 31, 2022 (our share of which is $97.3 million). The joint venture also has the outstanding Partnership Loan of $118.6 million outstanding as of March 31, 2022 (our share of which is $59.3 million) and the proceeds of which were used to pay down the FDP Term Loan in December 2020. We monitor the joint venture's cash flow and its ability to meet its debt service requirements. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements.

Preferred Shares

We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days’ notice, we may redeem any or all of the Series B Preferred Shares or Series C Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. We may not redeem the Series D Preferred Shares before September 15, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series D Preferred Shares. On and after January 27, 2022 and September 15, 2022, we may redeem any or all of the Series C Preferred Shares or the Series D Preferred Shares, respectively, at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series D Preferred Shares for cash within 120 days after the first date on which such Change of Control occurs at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of March 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $47.9 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.23 per share, $3.15 per share and $3.01 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On December 10, 2021, we entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. We capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of March 31, 2022, we had repaid all principal and interest deferrals.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.2 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and have recorded the mortgage balance and an offsetting contract asset on our consolidated balance sheets as of March 31, 2022 and December 31, 2021, both of which are to be eliminated when the property foreclosure sale is completed. In May 2022 the foreclosure proceedings were completed.

Mortgage Loans

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to the year 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter 2020. Although we have not yet conveyed Valley View Mall because foreclosure proceedings are ongoing, we no longer control or operate the property as a result of a court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at March 31, 2022 and December 31, 2021, which we continue to recognize until the foreclosure process is complete. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95% and had a weighted average interest rate of 4.09% at March 31, 2022. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 3.73% at March 31, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.00% at March 31, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of March 31, 2022:

(in thousands of dollars)	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Principal payments	$26,607	$9,209	$12,992	$4,406	$—
Balloon payments	819,838	429,239	179,253	211,346	—
Total	846,445	$438,448	$192,245	$215,752	$—
Less: unamortized debt issuance costs	1,458
Carrying value of mortgage notes payable	$844,987

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2022 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2022		2023-2024		2025-2026	Thereafter
Mortgage loans	$846,445	$438,448	(1)	$192,245		$215,752	$—
Term Loans	1,011,940	—		1,011,940	(2)	—	—
First Lien Revolving Facility	53,818	53,818		—		—	—
Interest on indebtedness(3)	73,021	40,744		25,896		6,381	—
Operating leases	9,349	763		1,859		1,689	5,038
Ground leases	51,144	1,188		3,168		3,168	43,620
Finance leases	5,674	740		1,932		1,854	1,148
Development and redevelopment commitments(4)	4,076	2,195		1,881		—	—
Total	$2,055,466	$537,896		$1,238,920		$228,844	$49,806

(1) The 2022 balance includes $27.2 million for our mortgage loan secured by Valley View Mall, which was in default as of March 31, 2022. We do not expect to pay the principal balance remaining.

(2) Includes our First Lien Term Loan of $377.7 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $634.2 million, which includes estimated capitalized PIK interest based on current interest rates.

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

Interest Rate Derivative Agreements

As of March 31, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

As of March 31, 2022, we had 7 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $2.7 million will be reclassified as an increase to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the three months ended March 31, 2021 we had four non-designated swaps mature. As of March 31, 2022, we had no derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $8.5 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $16.2 million for the three months ended March 31, 2021. This decrease in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the prior year first quarter, which are included in change in other assets in our statement of cash flows.

Cash flows used in investing activities were $2.1 million for the three months ended March 31, 2022 compared to cash flows used in investing activities of $3.0 million for the three months ended March 31, 2021. Cash flows used in investing activities for the three months ended March 31, 2022 included $1.4 million of additions to construction in progress and $2.7 million of investments in real estate improvements offset by $2.4 million of proceeds from sale of preferred equity interest.

Cash flows used in investing activities for the three months ended March 31, 2021 included $1.0 million of additions to construction in progress and $1.9 million of investments in real estate improvements.

Cash flows used in financing activities were $3.3 million for the three months ended March 31, 2022 compared to cash flows used by financing activities of $10.6 for the three months ended March 31, 2021. Cash flows used in financing activities for the three months ended March 31, 2022 included $6.0 million of principal payments on mortgage loans, along with $0.2 million of deferred financing costs paid for our Woodland Mall mortgage extension. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $0.7 million and $1.7 million. Additionally, the value of shares retired under the equity incentive plan, net of shares issued, was $5.4 million.

Cash flows used in financing activities for the three months ended March 31, 2021 included $9.5 million of principal payments on mortgage loans, along with $0.3 million of deferred financing costs paid for our Woodland Mall mortgage extension. We also had $0.6 million of shares retired under our equity compensation plan, net of shares issued.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate over our two year policy term. See our Annual Report on Form 10-K for the year ended December 31, 2021, in the section entitled “Item 1A. Risk Factors— Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. Our malls and our other operating properties face competition from similar retail, destination dining and entertainment centers, including more recently developed or renovated centers that are near our properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. They also face competition for employees in the current largely constrained labor market, which could impact their operations and operation costs. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. All of these factors have been exacerbated by the impact of the COVID-19 pandemic in 2020, 2021 and the first quarter of 2022.

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

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which might increase with inflation. Customers might spend less at our retailers, which might decrease our rent based on a percentage of sales, due to inflation. Leases might also provide for tenants to bear all or a portion of operating expenses, which might reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•
the effectiveness of our financial restructuring and any additional strategies that we may employ to address our liquidity and capital resources in the future;
•
our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;

•
the COVID-19 global pandemic and the public health and governmental response, which have created periods of significant economic disruption and also have and may continue to exacerbate many of the risks listed herein;
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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2022, our consolidated debt portfolio consisted of $845.0 million of fixed and variable rate mortgage loans (net of debt issuance costs), $53.8 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.0%, $377.7 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.2%, and $598.8 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 8.5%.

Our mortgage loans, which are secured by nine of our consolidated properties, are due in installments over various terms extending to October 2025. Our nine properties include Valley View Mall, which was assigned to a receiver in the third quarter of 2020. Although we had not yet conveyed Valley View Mall due to ongoing foreclosure proceedings, we no longer control or operate the property as a result of court order assigning the receiver. The mortgage principal balance of Valley View Mall was $27.2 million at March 31, 2022 and December 31, 2021, which we continue to recognize until the foreclosure process is completed. In May 2022, the foreclosure proceedings were completed. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 5.95%, and had a weighted average interest rate of 4.09% at March 31, 2022. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 3.73% at March 31, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.00% at March 31, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2022	$325,698	3.96%	$1,143,087	(2)	7.44%
2023	59,887	3.99%	—		0.00%
2024	6,405	4.04%	125,953		3.83%
2025	215,752	4.02%	—		0.00%
2026 and thereafter	—	—	—		—

(1) Based on the weighted average interest rates in effect as of March 31, 2022 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $976.5 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 7.63% as of March 31, 2022.

As of March 31, 2022, we had $1,269.0 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of March 31, 2022, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2020.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2022 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $34.1 million at March 31, 2022. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $19.6 million at March 31, 2022. Based on the variable rate debt included in our debt portfolio at March 31, 2022, a 100 basis point increase in interest rates would have resulted in an additional $4.8 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $4.8 million annually.

Because the information presented above includes only those exposures that existed as of March 31, 2022, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to material weaknesses in our internal control over financial reporting which we identified and previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Management’s Remediation Efforts

Management of the Company and the Board of Trustees are committed to maintaining a strong internal control environment and to making further progress in its remediation efforts during 2022. During 2021, we commenced efforts at the remediation of a material weakness identified as of December 31, 2020. Our remediation activities that commenced in 2021 did result in attracting and retaining sufficient personnel with requisite financial expertise and appropriately considering risks of fraud, including the possibility of management override of controls and proper segregation of duties, and our remediation activities are ongoing. The Company's 2021 remediation measures included the following:

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

Management believes that it is making progress with the ongoing remediation efforts to design, implement, and enhance precision of management review controls and ensure reliability of information used in the controls will reduce the risk that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We will monitor and evaluate the remediation steps to ensure our internal control over financial reporting is effective to address control deficiencies or as we determine it necessary to modify the remediation plan described above. We will continue to report regularly to our Audit Committee on the progress of our remediation plan.

Changes in Internal Control over Financial Reporting

Other than our actions to remediate the material weaknesses relating to our internal controls over financial reporting as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended March 31, 2022.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of May 6, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $47.9 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.23 per share, $3.15 per share and $3.01 per share, respectively.

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

10.1+*	2022-2024 Equity Award Program.

10.2+*	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

10.3+*	Form of Performance Share Unit and Dividend Equivalent Rights Award Agreement.

10.4+*	Amendment No. 2 to Nonqualified Supplemental Executive Retirement Agreement dated as of March 28, 2022 by and between PREIT and Joseph F. Coradino.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	May 6, 2022
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

		By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer