Form 10-Q
period 2022-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2022-08-09
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 5, 2022, 5,369,460 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,113,836	$3,156,194
Construction in progress	45,472	45,828
Land held for development	4,339	4,339
Total investments in real estate	3,163,647	3,206,361
Accumulated depreciation	(1,443,004)	(1,405,260)
Net investments in real estate	1,720,643	1,801,101
INVESTMENTS IN PARTNERSHIPS, at equity:	7,967	16,525
OTHER ASSETS:
Cash and cash equivalents	24,008	43,852
Tenant and other receivables	32,173	42,501
Intangible assets (net of accumulated amortization of $22,274 and $21,598 at June 30, 2022 and December 31, 2021, respectively)	9,378	10,054
Deferred costs and other assets, net	93,198	128,923
Assets held for sale	41,304	8,780
Total assets	$1,928,671	$2,051,736
LIABILITIES:
Mortgage loans payable, net	$808,644	$851,283
Term Loans, net	968,871	959,137
Revolving Facilities	16,078	54,549
Tenants’ deposits and deferred rent	9,322	10,180
Distributions in excess of partnership investments	72,680	71,570
Fair value of derivative instruments	-	8,427
Accrued expenses and other liabilities	74,941	89,543
Total liabilities	1,950,536	2,044,689
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 25,000 shares authorized; 3,450 shares issued and outstanding; liquidation preference of $98,971 and $95,791 at June 30, 2022 and December 31, 2021, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 25,000 shares authorized; 6,900 shares issued and outstanding; liquidation preference of $197,340 and $191,130 at June 30, 2022 and December 31, 2021, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 25,000 shares authorized; 5,000 shares issued and outstanding; liquidation preference of $142,188 and $137,891 at June 30, 2022 and December 31, 2021, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 13,333 shares authorized; 5,369 and 5,347 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5,369	5,347
Capital contributed in excess of par	1,857,496	1,851,866
Accumulated other comprehensive loss	475	(8,830)
Distributions in excess of net income	(1,875,634)	(1,832,375)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(12,140)	16,162
Noncontrolling interest	(9,725)	(9,115)
Total equity (deficit)	(21,865)	7,047
Total liabilities and equity	$1,928,671	$2,051,736

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
REVENUE:
Real estate revenue:
Lease revenue	$66,652	$68,112	$130,092	$128,020
Expense reimbursements	4,215	3,887	8,359	7,786
Other real estate revenue	2,191	1,957	3,801	3,428
Total real estate revenue	73,058	73,956	142,252	139,234
Other income	69	162	310	288
Total revenue	73,127	74,118	142,562	139,522
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(26,075)	(25,661)	(53,947)	(53,492)
Utilities	(3,528)	(2,860)	(7,089)	(5,824)
Other property operating expenses	(2,199)	(2,244)	(4,339)	(4,608)
Total property operating expenses	(31,802)	(30,765)	(65,375)	(63,924)
Depreciation and amortization	(28,382)	(29,686)	(57,492)	(59,525)
General and administrative expenses	(9,744)	(13,535)	(21,227)	(25,366)
Provision for employee separation expenses	85	(149)	1	(240)
Insurance recoveries, net	—	670	—	670
Project costs and other expenses	(19)	(77)	(79)	(179)
Total operating expenses	(69,862)	(73,542)	(144,172)	(148,564)
Interest expense, net	(32,601)	(31,978)	(63,992)	(62,709)
Gain on debt extinguishment, net	—	4,587	—	4,587
Impairment of assets	—	(1,302)	—	(1,302)
Reorganization expenses	—	(69)	—	(267)
Total expenses	(102,463)	(102,304)	(208,164)	(208,255)
Equity in (loss) income of partnerships	(1,188)	2,433	(1,583)	(1,000)
Gain (loss) on sales of interests in real estate	1,701	(974)	1,701	(974)
Gain on sale of equity method investment	9,053	—	9,053	—
Gain on sales of real estate by equity method investee	—	1,347	—	1,347
Gain on sales of non operating real estate	8,755	—	8,755	—
Gain on sale of preferred equity interest	—	—	3,688	—
Net loss	(11,015)	(25,380)	(43,988)	(69,360)
Less: net loss attributable to noncontrolling interest	225	783	729	2,017
Net loss attributable to PREIT	(10,790)	(24,597)	(43,259)	(67,343)
Less: preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss attributable to PREIT common shareholders	$(17,634)	$(31,441)	$(56,947)	$(81,031)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(11,015)	$(25,380)	$(43,988)	$(69,360)
Noncontrolling interest	225	783	729	2,017
Preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss used to calculate loss per share—basic and diluted	$(17,634)	$(31,441)	$(56,947)	$(81,031)
Basic and diluted loss per share:	$(3.32)	$(6.04)	$(10.72)	$(15.60)

(in thousands of shares)
Weighted average shares outstanding—basic	5,317	5,210	5,311	5,193
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	5,317	5,210	5,311	5,193

(1) The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2022 and 2021. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Comprehensive loss:
Net loss	$(11,015)	$(25,380)	$(43,988)	$(69,360)
Unrealized gain (loss) on derivatives	3,612	2,668	9,419	5,269
Amortization of settled swaps	5	2	5	5
Total comprehensive loss	(7,398)	(22,710)	(34,564)	(64,086)
Less: comprehensive loss attributable to noncontrolling interest	179	718	610	1,888
Comprehensive loss attributable to PREIT	$(7,219)	$(21,992)	$(33,954)	$(62,198)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Six Months Ended

June 30, 2022 and 2021

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2022	$7,047	$35	$69	$50	$5,347	$1,851,866	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(32,973)	—	—	—	—	—	—	(32,469)	(504)
Other comprehensive income	5,807	—	—	—	—	—	5,734	—	73
Shares issued under employee compensation plan, net of shares retired	4,449	—	—	—	28	4,421	—	—	—
Amortization of deferred compensation	814	—	—	—	—	814	—	—	—
Balance March 31, 2022	(14,856)	35	69	50	5,375	1,857,101	(3,096)	(1,864,844)	(9,546)
Net loss	(11,015)	—	—	—	—	—	—	(10,790)	(225)
Other comprehensive income	3,617	—	—	—	—	—	3,571	—	46
Shares issued under employee compensation plans, net of shares retired	(175)	—	—	—	(6)	(169)	—	—	—
Amortization of deferred compensation	564	—	—	—		564	—	—	—
Balance June 30, 2022	$(21,865)	$35	$69	$50	$5,369	$1,857,496	$475	$(1,875,634)	$(9,725)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$5,302	$1,846,012	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive loss	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plans, net of shares retired	(647)	—	—	—	(18)	(629)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	86,238	35	69	50	5,284	1,846,704	(18,080)	(1,742,384)	(5,440)
Net loss	(25,380)	—	—	—	—	—	—	(24,597)	(783)
Other comprehensive income (loss)	2,670	—	—	—	—	—	2,605	—	65
Amortization of deferred compensation	1,149	—	—	—	—	1,149	—	—	—
Other changes in noncontrolling interest, net	38	—	—	—	—	—	—	—	38
Balance June 30, 2021	$64,715	$35	$69	$50	$5,284	$1,847,853	$(15,475)	$(1,766,981)	$(6,120)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2022	2021
Cash flows from operating activities:
Net loss	$(43,988)	$(69,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,201	56,048
Amortization	4,163	4,475
Straight-line rent adjustments	322	74
Deferred compensation	400	2,469
Gain on sale of preferred equity interest	(3,688)	(4,587)
Paid-in-kind interest	25,932	23,406
Gain on hedge ineffectiveness	(17)	(1,797)
(Gain) loss on sales of interests in real estate, net	(1,701)	974
Gain on sale of equity method investment	(9,053)	—
Gain on sales of real estate by equity method investee	—	(1,347)
Gain on sales of interests in non operating real estate	(8,755)	—
Equity in loss (income) of partnerships	1,583	1,000
Cash distributions from partnerships	3,725	—
Impairment of real estate assets	—	1,302
Change in assets and liabilities:
Net change in other assets	12,600	20,119
Net change in other liabilities	(4,543)	1,904
Net cash provided by operating activities	31,181	34,680
Cash flows from investing activities:
Cash proceeds from sales of real estate	28,079	828
Investments in real estate improvements	(5,902)	(9,332)
Additions to construction in progress	(1,594)	(5,320)
Investments in partnerships	(587)	(557)
Capitalized leasing costs	(101)	(25)
Proceeds from sale of preferred equity interest	2,438	—
Additions to leasehold improvements and corporate fixed assets	(87)	(30)
Net cash used in investing activities	22,246	(14,436)
Cash flows from financing activities:
Net repayments to the First Lien Revolving Facility	(38,471)	—
Net repayments to term loans	(19,766)	(826)
Repayments of finance lease liabilities	—	(341)
Principal installments on mortgage loans	(15,292)	(14,689)
Payment of deferred financing costs	(395)	(902)
Repayments of mortgage loans	—	(135,155)
Proceeds from mortgage loans	—	127,685
Value of shares retired under equity incentive plans, net of shares issued	(767)	(647)
Net cash used in financing activities	(74,691)	(24,875)
Net change in cash, cash equivalents, and restricted cash	(21,264)	(4,631)
Cash, cash equivalents, and restricted cash, beginning of period	58,077	51,231
Cash, cash equivalents, and restricted cash, end of period	$36,813	$46,600

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2022, our portfolio consists of a total of 24 properties operating in nine states, including 20 shopping malls, three other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2022, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a fifteen-for-one basis (as a result of our recent reverse share split (described below)), in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of June 30, 2022, the total amount that would have been distributed would have been $0.2 million based on the number of outstanding OP Units held by limited partners of 1,030,510, which would have been convertible into 68,700.73 common shares as of June 30, 2022. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020; all of our properties have remained open since that time and are employing safety and sanitation measures designed to address the risks posed by COVID-19. As of the date of this report, government-imposed capacity restrictions are no longer in place in the Company’s markets. Although market fundamentals have improved during 2021 and into 2022, the impacts of COVID-19, including the emergence of new variants and various business impacts on the global supply chain, create significant uncertainty and are likely to continue to impact our operations and results in 2022.

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

The FDP Loan Agreement has a balance of $194.6 million at June 30, 2022, and matures in January 2023, with an option to extend maturity to January 2024. This agreement also contains a 10% quarterly debt yield covenant which began on December 31, 2021. As of December 31, 2021, the FDP joint venture entity borrower, PM Gallery L.P., did not meet the minimum 10% debt yield covenant, which triggered the lender to sweep cash from the property. This is not an event of default. As of June 30, 2022, the debt yield covenant threshold is 9%, subsequent to which the joint venture would be required to pay down the term loan to achieve a 9% debt yield. Based on the joint venture’s current forecast, management projects that the joint venture will not be able to meet this covenant as the debt yield is projected to be under 9%. To the extent the term loan is not paid down by the joint venture, this term loan could become due and payable during the second half of 2022. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP term loan would become due and payable in 2022. The Company plans to work with its joint venture partner to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of the joint venture not meeting the debt yield covenant.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” During the second quarter of 2022, certain of our properties had triggering events due to various indicators of impairment, however, based on our assessment of the undiscounted future cash flows, we did not identify any impairments. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

During the three and six months ended June 30, 2022, we did not record any impairment loss. During the three and six months ended June 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale.

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

As of June 30, 2022, we determined that two of our hotel land parcels, one of our multifamily land parcels, one vacant anchor box space, one retail property, and six outparcels met the criteria to be classified as held for sale. As of December 31, 2021, we determined that two of our hotel land parcels, two of our multifamily land parcels and a vacant anchor box space met the criteria to be classified as held for sale.

Share-Based Compensation

On March 4, 2022, the Company approved the 2022-2024 Equity Award Program design (the “Program”). Having approved the Program, the Company made long term incentive plan awards in the form of performance-based restricted share units (“PSUs”) and time-based restricted share units (“RSUs”) consisting of 322,531 RSUs and 236,575 PSUs, with such RSU and PSU totals reflecting the impact of the reverse share split. The grants of PSUs and RSUs were made pursuant to the Company’s Amended and Restated 2018 Equity Incentive Plan (as amended, the “2018 Equity Incentive Plan”). The settlement of RSUs or PSUs may be made in cash or shares as determined by the Executive Compensation and Human Resources Committee. As such, these awards are accounted for as liability awards and remeasured at fair value each reporting period. The liability for these awards is included in accrued expenses and other liabilities in the consolidated balance sheets and compensation cost is recorded ratably over the respective vesting periods.

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

Reverse Share Split

On June 16, 2022, the Company effected a one-for-fifteen reverse share split of its common shares. Upon the effectiveness of the reverse share split, every 15 issued and outstanding common shares were combined into one issued and outstanding common share, with no change in par value per share, and the authorized number of common shares was proportionally reduced. Shareholders entitled to fractional shares as a result of the reverse share split were entitled to receive a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse share split. Common shares underlying outstanding options, RSUs, PSUs and restricted shares were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. Additionally, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. Total cash payment in lieu of fractional shares paid to entitled shareholders was less than $4 thousand. The reverse share split was primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the New York Stock Exchange (the “NYSE”). The Company's common shares continues to trade under the symbol “PEI” and began trading on a split-adjusted basis on June 16, 2022.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2022 and December 31, 2021 were comprised of the following:

(in thousands of dollars)	June 30, 2022	December 31, 2021
Buildings, improvements and construction in progress	$2,741,664	$2,762,675
Land, including land held for development	421,983	443,686
Total investments in real estate	3,163,647	3,206,361
Accumulated depreciation	(1,443,004)	(1,405,260)
Net investments in real estate	$1,720,643	$1,801,101

Capitalization of Costs

The following table summarizes our capitalized interest, compensation, including commissions, and real estate taxes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Development/Redevelopment Activities:
Interest (1)	$21	$17	$45	$147
Compensation	—	25	45	62
Real estate taxes	—	29	—	58
Leasing Activities:
Compensation, including commissions (2)	72	27	101	27

(1) Includes interest capitalized on investments in partnerships under development.

(2) The definition of initial direct costs under ASC 842 includes only those incremental costs of a lease that would not have been incurred if the lease had not been obtained. Commissions paid for successful leasing transactions continue to be capitalized.

Impairment of Assets

Exton Square Mall

In conjunction with the preparation of our 2021 annual financial statements, we identified a triggering event at Exton Square Mall in Exton, Pennsylvania as a result of our determination to decrease the holding period of the property. This led us to conduct an analysis of possible impairment at the property and, during the year ended December 31, 2021, we recorded a loss on impairment of assets of approximately $8.4 million. In March 2022, we executed a purchase and sale agreement for Exton Square Mall, which was subsequently amended in July 2022, for a total sale price of $28.8 million. As a result, Exton Square Mall met the criteria to be classified as held for sale as of June 30, 2022.

Disposition

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. In May 2022, we conveyed the property as a result of a foreclosure sale. As such, as of June 30, 2022, the $27.2 million mortgage liability and corresponding contract asset in relation to the Valley View Mall property were written off.

Other Property Disposition

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million, which funds were used to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with this transaction, we recorded a gain on sale of preferred equity of $3.7 million in the six months ended June 30, 2022.

In June 2022, we sold a parcel of land adjacent to the Moorestown Mall in Moorestown, New Jersey for $11.8 million. We used net proceeds of $11.7 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan. We recorded a gain of $8.8 million in connection with the sale.

In June 2022, we sold an outparcel at the Francis Scott Key Mall in Frederick, Maryland for $2.4 million. We recorded a gain of $1.7 million in connection with the sale. We used net proceeds of $2.4 million from the sale to pay down its property mortgage.

In August 2022, we sold two outparcels at The Mall at Prince George's in Hyattsville, Maryland for $2.4 million and Magnolia Mall in Florence, South Carolina for $0.9 million. We used net proceeds of approximately $3.2 million to pay down our First Lien Term Loan in August 2022.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in our unconsolidated partnerships as of June 30, 2022 and December 31, 2021:

_____________________

(in thousands of dollars)	June 30, 2022	December 31, 2021
ASSETS:
Investments in real estate, at cost:
Operating properties	$739,183	$847,560
Construction in progress	3,110	6,456
Total investments in real estate	742,293	854,016
Accumulated depreciation	(228,716)	(247,133)
Net investments in real estate	513,577	606,883
Cash and cash equivalents	45,968	59,004
Deferred costs and other assets, net	151,514	155,247
Total assets	711,059	821,134
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	404,055	493,904
FDP Term Loan, net	194,602	194,602
Partnership Loan	119,067	115,543
Other liabilities	146,852	141,619
Total liabilities	864,576	945,668
Net investment	(153,517)	(124,534)
Partners’ share	(81,841)	(62,771)
PREIT’s share	(71,676)	(61,763)
Excess investment (1)	6,963	6,718
Net investments and advances	$(64,713)	$(55,045)
Investment in partnerships, at equity	$7,967	$16,525
Distributions in excess of partnership investments	(72,680)	(71,570)
Net investments and advances	$(64,713)	$(55,045)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in loss of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in (loss) income of partnerships for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Real estate revenue	$27,691	$33,137	$57,580	$58,037
Expenses:
Property operating and other expenses	(11,018)	(10,142)	(22,892)	(23,881)
Interest expense (1)	(12,208)	(11,091)	(23,962)	(21,795)
Depreciation and amortization	(6,471)	(6,406)	(13,126)	(13,336)
Total expenses	(29,697)	(27,639)	(59,980)	(59,012)
Net loss	(2,006)	5,498	(2,400)	(975)
Less: Partners’ share	818	(3,005)	817	91
PREIT’s share	(1,188)	2,493	(1,583)	(884)
Amortization of excess investment	-	(60)	-	(116)
Equity in (loss) income of partnerships	$(1,188)	$2,433	$(1,583)	$(1,000)

(1) Net of capitalized interest expense of $0 and $143 for the three months ended June 30, 2022 and 2021, respectively and $0 and $246 for the six months ended June 30, 2022 and 2021, respectively.

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

Joint Venture.

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

Mortgage Loan Activity

Pavilion at Market East

During the three months ended March 31, 2021, the Company’s unconsolidated subsidiary received an extension of its mortgage securing Pavilion at Market East for an additional three months to May 2021. On May 25, 2021, the Company’s unconsolidated subsidiary completed a refinance of its mortgage loan securing its property at Pavilion at Market East. The $7.6 million mortgage has a 2-year term, maturing in May 2023. The loan had interest only payments until May 2022 at a variable rate of the greater of (a) one month LIBOR plus 3.5% or (b) 4.0%.

Dispositions

In June 2022, we sold our 25% interest in the Gloucester Premium Outlets located in Blackwood, New Jersey for total consideration of $35.4 million, subject to customary working capital adjustments, consisting of $14.1 million in cash and $21.4 million in debt assumption. We recorded a gain of $9.1 million in connection with the sale. We used net proceeds of $14.0 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan.

Significant Unconsolidated Subsidiary

We have a 50% ownership interest in Fashion District Philadelphia ("FDP"). The financial information of FDP is included in the amounts above. Summarized balance sheet information as of June 30, 2022 and December 31, 2021, and summarized statement of operations information for the three and six months ended June 30, 2022 and 2021 which is accounted for using the equity method, are as follows:

(in thousands of dollars)	June 30, 2022	December 31, 2021
Summarized balance sheet information
Total assets	$456,410	$457,050
FDP Term Loan, net	313,669	310,145

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Summarized statement of operations information
Revenue	$6,586	$12,815	$13,634	$17,741
Property operating expenses	(3,998)	(2,706)	(9,212)	(9,060)
Interest expense	(7,524)	(6,010)	(14,609)	(11,695)
Net (loss) income	(8,006)	544	(16,266)	(9,789)
PREIT’s share of equity in (loss) income of partnership	(4,003)	272	(8,133)	(4,895)

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

As of June 30, 2022, we had borrowed $359.6 million under the First Lien Term Loan, $612.2 million under the Second Lien Term Loan and $16.1 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2022 is net of $3.0 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of June 30, 2022 was $113.9 million.

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

Interest expense and deferred financing fee amortization related to the Credit Agreements and the Restructured Credit Agreements for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Revolving Facilities:
Interest expense (1)	$551	$554	$1,092	$1,103
Deferred financing amortization	298	299	597	597
Term Loans:
Interest expense (2)	21,070	20,744	41,518	41,165
Deferred financing amortization	1,784	1,781	3,568	3,561
(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $13.4 million and $25.9 million, for the three and six months ended June 30, 2022 and $11.9 million and $23.4 million for the three and six months ended June 30, 2021, respectively, was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 10 of our subsidiaries’ properties, including nine malls and one additional parcel. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions.

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

As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreements.

Restructured Credit Agreements

Previously, we had entered into three credit agreements: (1) the 2018 Credit Agreement, which included (a) the $375.0 million 2018 Revolving Facility (“Restructured Revolver”), and (b) the $300.0 million 2018 Term Loan Facility, (2) the $250.0 million 2014 7-Year Term Loan, and (3) the Bridge Credit Agreement. Throughout 2020, we entered into various amendments to the Restructured Credit Agreements. On August 11, 2020, we entered into the Bridge Credit Agreement which provided for up to $30.0 million of additional borrowings and an original maturity date of September 30, 2020. On September 30, 2020, we amended our Restructured Credit Agreements to, among other things, extend the maturity date of the Bridge Credit Agreement until October 31, 2020 and to provide for the ability to request additional commitments of up to $25.0 million under our Bridge Credit Agreement. The September 2020 amendments also eliminated the minimum liquidity requirement under each of the Restructured Credit Agreements. We also amended the Bridge Credit Agreement on October 16, 2020 to, among other things, increase the aggregate amount of commitments under the Bridge Credit Agreement by $25.0 million. As of November 1, 2020, we had borrowed $590.0 million available under the Restructured Credit Agreements, including $55.0 million under our Bridge Credit Agreement and the full $375.0 million under the 2018 Revolving Facility. The Restructured Credit Agreements contained certain affirmative and negative covenants, several of which were amended on March 30, 2020. Pursuant to amendments dated July 27, 2020, some of those covenants were suspended for the duration of the suspension period, as extended by the September 30, 2020 amendments. As such, the Restructured Credit Agreements, as amended, restricted our ability to declare and pay dividends on our common shares and preferred shares for the duration of the Suspension Period. The filing of the chapter 11 cases constituted an event of default under the Restructured Credit Agreements. Upon our entry into the Credit Agreements, the Bridge Credit Agreement, the 7-Year Term Loan and the 2018 Credit Agreement were cancelled.

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$810.0	$817.9	$852.5	$846.6

(1) The carrying value of mortgage loans excludes unamortized debt issuance costs of $1.4 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

The consolidated mortgage loans contain various customary default provisions. As of June 30, 2022, we were not in default on any of the consolidated mortgage loans.

The following table represents mortgage payments which will come due during the following periods:

(in thousands of dollars)
July 1 to December 31, 2022	$406,127
2023	188,109
2024	215,752
2025	-
2026	-
Thereafter	-
$809,988

Mortgage Loan Activity

Cumberland Mall Mortgage

Our mortgage loan secured by the property at Cumberland Mall in Vineland, New Jersey had an outstanding June 30, 2022 balance of $38.3 million and matured on August 1, 2022. Such balance was not repaid on or prior to the maturity date, and we are currently pursuing all options related to the debt at this property.

Woodland Amendment

On December 10, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. The Company capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment. As of June 30, 2022, the mortgage loan has an outstanding balance of $111.7 million,

Forbearance Agreements

During 2020, we executed forbearance and loan modification agreements for Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, between May and August 2020 depending on the terms of each agreement. At the end of the deferral period, repayment of deferred amounts spanned from four to six months. The repayment periods ranged from August 2020 through February 2021 pursuant to the terms of the specific agreements. Certain of these forbearance and loan modification agreements also imposed certain additional informational reporting requirements during the applicable modification periods. As of June 30, 2022, we had repaid all principal and interest deferrals.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents.

At June 30, 2022 and 2021, cash and cash equivalents and restricted cash totaled $36.8 million and $46.6 million, respectively, and included tenant security deposits of $1.8 million and $1.4 million, respectively.

Cash paid for interest was $33.1 million and $34.6 million for the six months ended June 30, 2022 and 2021, respectively, net of amounts capitalized of $45 thousand and $0.1 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $38.5 million and $19.8 million, respectively, for the six months ended June 30, 2022. We had no borrowings or repayments on our First Lien Revolving Facility for the six months ended June 30, 2021.

Accrued construction costs decreased by $3.9 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of June 30, 2022 and 2021.

	June 30,
(in thousands of dollars)	2022	2021
Cash and cash equivalents	$24,008	$38,794
Restricted cash included in other assets	12,805	7,806
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$36,813	$46,600

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

On December 10, 2020 as a result of the Financial Restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and seven-year Term Loan, as the occurrence of the hedged forecasted transactions was no longer probable during the hedged time period due to the Financial Restructuring as described in Note 4. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining 13 interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and seven-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives will be separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

On December 22, 2020, we re-designated nine interest rate swaps with a notional amount of $375.0 million as cash flow hedges of interest rate risk against the First Lien Term Loan Facility. These interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

As of June 30, 2022, we had seven total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $1.0 million will be reclassified as a decrease to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives were recorded directly in earnings as interest expense in the consolidated statement of operations. During the six months ended June 30, 2022, we had no non-designated swaps mature. As of June 30, 2022, we had no derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of June 30, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of June 30, 2022 and December 31, 2021 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at June 30, 2022 (in millions of dollars)	Aggregate Fair Value at June 30, 2022 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2021 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2023	$300.0	$1.0	$(8.1)	2.70%
(1)
As of June 30, 2022 and December 31, 2021, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income (loss) and on our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$2.2	$(0.3)	$1.5	$3.0	$6.1	$(0.3)	$3.4	$5.6

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2022	2021	2022	2021
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(32.6)	$(32.0)	(64.0)	$(62.7)
Amount of loss reclassified from accumulated other comprehensive income into interest expense	$1.5	$3.0	3.4	$5.6

As we did not have any derivatives which were not designated in hedging relationships, our non-designated swaps had no impact on the financial statements for the three and six months ended June 30, 2022. The impact of our non-designated swaps resulted in a loss of approximately $58 thousand and $94 thousand for the three and six months ended June 30, 2021, respectively, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of June 30, 2022, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2022, the Company did not have any derivatives in a net liability position.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended June 30,
	2022				2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$203	$—	$—	$203	$203	$—	$—	$203
Interest on lease liabilities	54	—	—	54	62	—	—	62
Operating lease costs	—	586	67	653	—	437	327	764
Variable lease costs	—	45	218	263	—	45	107	152
Total lease costs	$257	$631	$285	$1,173	$265	$482	$434	$1,181

	Six Months Ended June 30,
	2022				2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$405	$—	$—	$405	$405	$—	$—	$405
Interest on lease liabilities	132	—	—	132	125	—	—	125
Operating lease costs	—	1,171	135	1,306	—	873	638	1,511
Variable lease costs	—	91	424	515	—	90	170	260
Total lease costs	$537	$1,262	$559	$2,358	$530	$963	$808	$2,301

Other information related to leases as of and for the six months ended June 30, 2022 and 2021 are as follows:

(in thousands of dollars)	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$123	$125
Operating cash flows used for operating leases	$1,308	$1,290
Financing cash flows used for finance leases	$372	$372
Weighted average remaining lease term-finance leases (months)	69	80
Weighted average remaining lease term-operating leases (months)	287	293
Weighted average discount rate-finance leases	4.34%	4.35%
Weighted average discount rate-operating leases	6.45%	6.43%

Future payments against lease liabilities, which are recorded in Accrued expenses and other liabilities, as of June 30, 2022 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
July 1 to December 31, 2022	$494	$1,294	$1,788
2023	983	2,556	3,539
2024	949	2,471	3,420
2025	929	2,427	3,356
2026	925	2,429	3,354
Thereafter	1,147	48,658	49,805
Total undiscounted lease payments	5,427	59,835	65,262
Less imputed interest	(633)	(30,690)	(31,323)
Total lease liabilities	$4,794	$29,145	$33,939

As Lessor

As of June 30, 2022, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

(in thousands of dollars)
July 1 to December 31, 2022	$95,322
2023	174,441
2024	151,194
2025	121,263
2026	101,281
Thereafter	266,295
$909,796

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2022, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $4.3 million, including $0.5 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of June 30, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $54.7 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.69 per share, $3.60 per share and $3.44 per share, respectively. On August 2, 2022, our preferred shareholders elected two independent trustees to our Board of Trustees in accordance with the provisions of the designating amendments of the Company's Amended and Restated Trust Agreement.

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

We currently own interests in 24 retail properties, of which 23 are operating properties and one is a development property. The 23 operating properties include 20 shopping malls and three other retail properties, have a total of 19.3 million square feet and are located in eight states. We and partnerships in which we hold an interest own 14.8 million square feet at these properties (excluding space owned by anchors or third parties).

There are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.7 million square feet, of which we own 11.5 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property, but has since been removed altogether. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court and we no longer operate the property. The foreclosure proceedings for Valley View Mall were completed in May 2022. “Core Malls” consists of core proprieties other than power centers.

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

COVID-19 closures of our properties began on March 12, 2020 and continued through the reopening of our last property on July 3, 2020; all of our properties have remained open since that time and are employing safety and sanitation measures designed to address the risks posed by COVID-19. As of August 9, 2022, government-imposed capacity restrictions are no longer in place in the Company’s markets. Following the pandemic-related closures, approximately 4% of our tenants failed to re-open (inclusive of tenants that filed for bankruptcy protection in the aftermath). As a result of the challenging environment created by COVID-19, primarily beginning in the second quarter of 2020, many of our tenants have sought rent relief and deferral and several have failed to pay rent due. Although we continue to make progress in collecting COVID-19-period rents, we have also initiated legal proceedings against certain tenants for failure to pay. Collections improved in 2022 and 2021 as compared to 2020. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as the effects of COVID-19 affect the financial strength of our tenants. Although market fundamentals improved during 2021 and into 2022, the impacts of COVID-19, including the emergence of new variants and various impacts on the global supply chain, create significant uncertainty and are likely to continue impact our operations and results in 2022.

Net loss for the three months ended June 30, 2022 was $11.0 million compared to net loss of $25.4 million for the three months ended June 30, 2021. This $14.4 million decrease in net loss was primarily due to: : (a) a decrease in real estate revenue of $0.9 million; (b) a decrease in gain on debt extinguishment of debt of $4.6 million; (c) an increase in gain on sales of interest in real estate of $2.7 million; (d) an increase on gain on sales of equity method investment of $9.1 million; (e) a decrease in gain on sales of real estate by equity method investee of $1.3 million; and (f) an increase in gain on sales of non-operating real estate of $8.8 million.

Net loss for the six months ended June 30, 2022 was $44.0 million compared to net loss of $69.4 million for the six months ended June 30, 2021. This $25.4 million decrease in net loss was primarily due to: (a) an increase in real estate revenue of $3.0 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (b) a decrease in gain on debt extinguishment of debt of $4.6 million; (c) an increase in gain on sales of interest in real estate of $2.7 million; (d) an increase on gain on sales of equity method investment of $9.1 million; (e) a decrease in gain on sales of real estate by equity method investee of $1.3 million; (f) an increase in gain on sales of non-operating real estate of $8.8 million; and (g) an increase in gain on sale of preferred equity interest of $3.7 million.

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

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, competition from fast fashion retailers, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. All of these factors have been exacerbated by the ongoing impact of the COVID-19 pandemic.

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
2022 (through June 30, 2022)
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

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2022.

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

During 2019, an anchor tenant, Sears, closed at Exton Square Mall in Exton, Pennsylvania. In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we executed a lease with Turn 7, which opened in the fourth quarter of 2021. Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at the Jacksonville Mall location. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at The Mall at Prince George's in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. In general, our malls include national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences, however, in recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants. Approximately 29% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $45.5 million as of June 30, 2022.

As of June 30, 2022, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $4.3 million, including $0.5 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

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

We also own an interest in a development property, but we do not expect to make any significant investment at this property in the short term.

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

During the three and six months ended June 30, 2022, no asset impairment loss was recorded. During the three months ended June 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale. The June 30, 2021 impairment loss is included in the consolidated statement of operations.

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

Utility reimbursement revenue is presented separate from rental revenue based on actual usage as the pattern of transfer is not aligned with the use of the property.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended June 30, 2022 was $11.0 million compared to net loss of $25.4 million for the three months ended June 30, 2021. This $14.4 million decrease in net loss was primarily due to: (a) a decrease in real estate revenue of $0.9 million; (b) a decrease in gain on debt extinguishment of debt of $4.6 million; (c) an increase in gain on sales of interest in real estate of $2.7 million; (d) an increase on gain on sales of equity method investment of $9.1 million; (e) a decrease in gain on sales of real estate by equity method investee of $1.3 million; and (f) an increase in gain on sales of non-operating real estate of $8.8 million.

Net loss for the six months ended June 30, 2022 was $44.0 million compared to net loss of $69.4 million for the six months ended June 30, 2021. This $25.4 million decrease in net loss was primarily due to: (a) an increase in real estate revenue of $3.0 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (b) a decrease in gain on debt extinguishment of debt of $4.6 million; (c) an increase in gain on sales of interest in real estate of $2.7 million; (d) an increase on gain on sales of equity method investment of $9.1 million; (e) a decrease in gain on sales of real estate by equity method investee of $1.3 million; (f) an increase in gain on sales of non-operating real estate of $8.8 million; and (g) an increase in gain on sale of preferred equity interest of $3.7 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2022 and 2021:

	Occupancy(1) at June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2022	2021	2022	2021	2022	2021
Retail portfolio weighted average (3):
Total excluding anchors	90.5%	86.5%	87.6%	80.8%	89.8%	84.8%
Total including anchors	92.3%	89.0%	90.2%	84.4%	91.8%	87.9%
Core Malls weighted average: (4)
Total excluding anchors	92.7%	88.5%	80.3%	74.6%	90.5%	86.0%
Total including anchors	95.3%	90.5%	85.6%	81.4%	93.8%	89.0%

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

(4) Core Malls excludes Exton Square Mall and power centers.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	51	131,077	5.0	$30.92	N/A	N/A	N/A	N/A	$4.40
Over 10k sf	2	33,246	10.0	21.31	N/A	N/A	N/A	N/A	11.39
Total New Leases	53	164,323	6.0	$28.98	N/A	N/A	N/A	N/A	$6.76

Renewal Leases
Under 10k sf	30	51,340	3.2	$80.12	$79.07	$1.05	1.3%	5.7%	$-
Over 10k sf	3	87,431	2.2	12.67	14.73	(2.06)	(14.0%)	(14.4%)	-
Total Fixed Rent	33	138,771	2.6	$37.62	$38.53	$(0.91)	(2.4%)	0.3%	$-
Total Percentage in Lieu	22	47,313	2.9	44.50	44.16	0.34	0.8%	N/A	-
Total Renewal Leases	55	186,084	2.7	$39.37	$39.96	$(0.59)	(1.5%)	N/A	$-
Total Non Anchor (4)	108	350,407	4.2	$34.50

Anchor
New Leases	-	-	-	$-	$-	$-	N/A	N/A	$-
Renewal Leases	2	447,900	7.8	5.06	5.06	-	-	N/A	-
Total	2	447,900	7.8	$5.06

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

(4) Includes 9 leases and 21,079 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	86	209,130	5.5	$34.65	N/A	N/A	N/A	N/A	$5.57
Over 10k sf	4	74,696	11.4	$16.98	N/A	N/A	N/A	N/A	8.08
Total New Leases	90	283,826	7.1	$30.00	N/A	N/A	N/A	N/A	$6.63

Renewal Leases
Under 10k sf	63	151,321	3.9	$61.40	$61.87	$(0.47)	(0.8%)	4.7%	$0.94
Over 10k sf	6	157,166	3.1	17.83	18.63	(0.80)	(4.3%)	(4.4%)	2.08
Total Fixed Rent	69	308,487	3.4	$39.20	$39.84	$(0.64)	(1.6%)	2.3%	$1.46
Total Percentage in Lieu	35	95,660	2.6	$31.96	$32.18	(0.22)	(0.7%)	0.0%	0.75
Total Renewal Leases (4)	104	404,147	3.2	$37.49	$38.03	$(0.54)	(1.4%)	N/A	$1.33
Total Non Anchor	194	687,973	4.8	$34.40

Anchor
New Leases	-	-	-	$-	N/A	N/A	N/A	N/A	$-
Renewal Leases	2	447,900	7.8	5.06	5.06	-	0.0%	N/A	-
Total	2	447,900	7.8	$5.06

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

(4) Includes 12 leases and 33,335 square feet of GLA with respect to our unconsolidated partnerships. We own a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		% Change 2021 to 2022	Six Months Ended June 30,		% Change 2021 to 2022
(in thousands of dollars)	2022	2021		2022	2021
Real estate revenue	$73,058	$73,956	(1.2)%	$142,252	$139,234	2.2%
Property operating expenses	(31,802)	(30,765)	3.4%	(65,375)	(63,924)	2.3%
Other income	69	162	(57.4)%	310	288	7.6%
Depreciation and amortization	(28,382)	(29,686)	(4.4)%	(57,492)	(59,525)	(3.4)%
General and administrative expenses	(9,744)	(13,535)	(28.0)%	(21,227)	(25,366)	(16.3)%
Provision for employee separation expenses	85	(149)	(157.0)%	1	(240)	(100.4)%
Insurance recoveries, net	—	670	(100.0)%	—	670	(100.0)%
Project costs and other expenses	(19)	(77)	(75.3)%	(79)	(179)	(55.9)%
Interest expense, net	(32,601)	(31,978)	1.9%	(63,992)	(62,709)	2.0%
Reorganization expenses	—	(69)	(100.0)%	—	(267)	(100.0)%
Gain on debt extinguishment, net	—	4,587	(100.0)%	—	4,587	(100.0)%
Impairment of assets	—	(1,302)	(100.0)%	—	(1,302)	(100.0)%
Equity in (loss) income of partnerships	(1,188)	2,433	(148.8)%	(1,583)	(1,000)	58.3%
Gain (loss) on sales of interests in real estate	1,701	(974)	(274.6)%	1,701	(974)	(274.6)%
Gain on sale of equity method investment	9,053		100.0%	9,053		100.0%
Gain on sales of real estate by equity method investee	—	1,347	(100.0)%	—	1,347	(100.0)%
Gain on sales of non operating real estate	8,755	—	0.0%	8,755	—	0.0%
Gain on sale of preferred equity interest	—	—	100.0%	3,688	—	100.0%
Net loss	$(11,015)	$(25,380)	(56.6)%	$(43,988)	$(69,360)	(36.6)%

The amounts in the preceding tables reflect our consolidated properties and our unconsolidated properties. Our unconsolidated properties are presented under the equity method of accounting in the line item “Equity in (loss) income of partnerships.”

Real Estate Revenue

We include all rental income earned pursuant to tenant leases under the “Lease revenue” line item in the consolidated statements of operations. Utility reimbursements are presented separately in “Expense reimbursements” as the pattern of transfer is not aligned with the use of the property. We review the collectability of both billed and unbilled lease revenues each reporting period, taking into consideration the tenant’s payment history, credit profile and other factors, including the tenant’s operating performance. For any tenant receivable balance deemed to be uncollectible, we record an offset for credit losses directly to Lease revenue in the consolidated statements of operations.

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Contractual lease payments:
Base rent	$48,452	$49,613	96,107	$95,530
CAM reimbursement income	$8,306	8,301	16,782	16,660
Real estate tax income	$7,154	6,677	14,321	13,621
Percentage rent	$472	217	585	205
Lease termination revenue	$1,530	622	1,539	659
	65,914	65,430	129,334	126,675
Less: credit losses	738	2,682	759	1,345
Lease revenue	66,652	68,112	130,093	128,020
Expense reimbursements	4,215	3,887	8,359	7,786
Other real estate revenue	2,191	1,957	3,800	3,428
Total real estate revenue	$73,058	$73,956	142,252	$139,234

Real Estate Revenue

Real estate revenue decreased by $0.9 million, or 1%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to:

•
an increase of $1.5 million in same store credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio for the three months ended June 30, 2021;
•
a decrease of $0.9 million at non-same store properties Valley View Mall and Exton Square Mall due to lower occupancy and the collection of receivables from the resolution of COVID-19 related issues with tenants for the three months ended June 30, 2021 at Exton Square Mall, and the sale of the strip center at Valley View Mall in the third quarter of 2021;
•
a decrease of $0.6 million in same store base rent due to decreases of $1.8 million from the treatment and amortization of COVID-19 related rent credits and $0.1 million from comparable tenants paying a percentage of sales in lieu of minimum rent partially offset by an increase of $1.3 million from net new store openings over the previous twelve months; partially offset by,
•
an increase of $0.9 million in lease termination revenue, including $1.5 million from the termination of leases with two tenants during 2022, partially offset by $0.6 million received from four tenants during 2021;
•
an increase of $0.5 million in same store real estate tax reimbursements due to increased occupancy and abatements recorded in the prior year;
•
an increase of $0.4 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $0.3 million in same store other real estate revenue due to promotional revenues in the common areas and parking lots; and

Real estate revenue increased by $3.0 million, or 2%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to:

•
an increase of $1.3 million in same store base rent due to increases of $2.8 million from net new store openings over the previous twelve months and $0.3 million from comparable tenants paying a percentage of sales in lieu of minimum rent, partially offset by a decrease of $1.8 million from the treatment and amortization of COVID-19 related rent credits;
•
an increase of $0.8 million in same store lease termination revenue, including $1.5 million from the termination of leases with three tenants during 2022, partially offset by $0.7 million received from seven tenants during 2021;
•
an increase of $0.8 million in same store real estate tax reimbursements due to increased occupancy and abatements recorded in the prior year;
•
an increase of $0.7 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $0.3 million in same store other real estate revenue due to promotional revenues in the common areas and parking lots;
•
an increase of $0.2 million in same store common area expense reimbursements due to increased occupancy and abatements recorded in the prior year, partially offset by a decrease of $0.3 million associated with the straight lining of fixed common area expense reimbursements;
•
an increase of $0.2 million in same store percentage rent; partially offset by
•
a decrease of $1.0 million at non-same store properties Valley View Mall and Exton Square Mall due to lower occupancy and the collection of receivables from the resolution of COVID-19 related issues with tenants for the six months ended June 30, 2021 at Exton Square Mall, and the sale of the strip center at Valley View Mall in the third quarter of 2021; and
•
an increase of $0.3 million in same store credit losses due to credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio for the six months ended June 30, 2021.

Property Operating Expenses

Property operating expenses increased by $1.0 million, or 3%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to:

•
an increase of $0.7 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates;
•
an increase of $0.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and

•
an increase of $0.2 million in same store common area maintenance expense, including a $0.3 million increase in repairs and maintenance, a $0.2 million increase in utility expense due to a combination of higher electricity usage and electricity rates and a $0.1 million increase in insurance expense, partially offset by a $0.4 million decrease in security expense due to negotiated credits with our vendor; partially offset by
•
a decrease of $0.2 million at non-same store properties Valley View Mall and Exton Square Mall.

Property operating expenses increased by $1.5 million, or 2%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to:

•
an increase of $1.2 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates;
•
an increase of $0.4 million in same store common area maintenance expense, including a $0.5 million increase in utility expense due to a combination of higher electricity usage and electricity rates, a $0.3 million increase in insurance expense and a $0.1 million increase in repairs and maintenance, partially offset by a $0.4 million decrease in security expense due to negotiated credits with our vendor and a $0.1 million decrease in snow removal expense due to higher snowfall amounts during 2021 across the Mid-Atlantic States; and
•
an increase of $0.4 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; partially offset by
•
a decrease of $0.3 million at non-same store properties Valley View Mall and Exton Square Mall; and
•
a decrease of $0.2 million in same store other property operating expenses due to a decrease in property legal expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.3 million, or 4%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to:

•
a decrease of $0.8 million resulting from accelerated amortization of capital improvements associated with store closings during 2021; and
•
a decrease of $0.5 million at non-same store properties Exton Square Mall and Valley View Mall.

Depreciation and amortization expense decreased by $2.0 million, or 3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to:

•
a decrease of $1.3 million resulting from accelerated amortization of capital improvements associated with store closings during 2021; and
•
a decrease of $0.7 million at non-same store properties Exton Square Mall and Valley View Mall.

General and Administrative Expenses

General and administrative expenses decreased by $3.8 million, or 28.0%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to lower incentive compensation expenses in 2022.

General and administrative expenses decreased by $4.1 million, or 16.3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to lower incentive compensation expenses in 2022.

Interest Expense

Interest expense increased by $0.6 million, or 1.9%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 7.07% for the three months ended June 30, 2022 compared to 5.90% for the three months ended June 30, 2021. Our weighted average debt balance was $1,846.2 million for the three months ended June 30, 2022, compared to $1,856.8 million for the three months ended June 30, 2021.

Interest expense increased by $1.3 million, or 2.0%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 6.90% for the six months ended June 30, 2022 compared to 6.28% for the six months ended June 30, 2021. Our weighted average debt balance was $1,855.0 million for the six months ended June 30, 2022, compared to $1,855.5 million for the six months ended June 30, 2021.

Gain on Debt Extinguishment

For the three and six months ended June 30, 2022, we did not record any gain on debt extinguishment.

On June 10, 2021, we were notified that the full principal balance and accrued interest on our loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act was forgiven. As a result of the forgiveness, we recorded a gain on debt extinguishment of $4.6 million during the three and six months ended June 30, 2021.

Reorganization Expenses

For the three and six months ended June 30, 2022, we have not incurred any reorganization expenses.

For the three and six months ended June 30, 2021, we incurred costs and fees of $0.1 million and $0.3 million in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Equity in Loss (Income) of Partnerships

Equity in loss of partnerships was a loss of $1.2 million in the three months ended June 30, 2022 compared to income of $2.4 million in the prior year period, reflecting a decrease of $3.6 million, or 148.8%. The increase in loss was primarily due to a significant lease termination at Fashion District Philadelphia in 2021 as the payment was applied to rent and outstanding charges with the remainder being recorded as lease termination income.

Equity in loss of partnerships was $1.6 million in the six months ended June 30, 2022 compared to a loss of $1.0 million in the prior year period, reflecting a change of $0.6 million, or 58.3% due to the lease termination in 2021 at Fashion District Philadelphia offset by higher real estate revenues across all of our partnership properties in 2022 due to the economic rebound following the COVID-19 impact.

Gain (Loss) on Sales of Real Estate

During the three and six months ended June 30, 2022, there was a $1.7 million gain on sales of real estate compared to a loss of $1.0 million in the prior year period. In June 2022, we closed on the sale of an outparcel at Francis Scott Key Mall for $2.4 million and recorded a gain on sales of real estate of $1.7 million.

In May 2021, we closed on the sale of a parcel of property at Moorestown Mall for $10.1 million. In connection with the sale, we paid a $9.0 million lease termination fee for a portion of the property that was under a lease agreement along with closing costs that resulted in net proceeds of $0.8 million. For the six months ended June 30, 2021, we recorded a loss on sales of real estate of $1.0 million in connection with the sale.

Gain on Sale of Equity Method Investment

During the three and six months ended June 30, 2022, there was a $9.1 million gain on sale of equity method investment. In June 2022, we closed on the sale of our 25% interest in Gloucester Premium Outlets for $35.4 million for which we recorded a gain on sale of equity method investment of $9.1 million.

There was no gain on sale of equity method investment for the three and six months ended June 30, 2021.

Gain on Sales of Interests in Non Operating Real Estate

During the three and six months ended June 30, 2022, there was an $8.8 million gain on sales of interests in non-operating real estate. In June 2022, we sold a parcel of land adjacent to Moorestown Mall for $11.8 million for residential development purposes. The gain resulting from the sale was $8.8 million.

There was no gain on sale of interest in non operating real estate for the three and six months ended June 30, 2021.

Gain on Sale of Preferred Equity Interest

During the three months ended June 30, 2022 there was no gain on sale of preferred equity interest. During the six months ended June 30, 2022, there was a $3.7 million gain on sale of preferred equity interest in a property that we received in exchange for the sale of a property we previously owned, respectively.

There was no gain on sale of preferred equity interest for the three and six months ended June 30, 2021.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, insurance recoveries (net), provision for employee separation expenses, project costs and other expenses, interest expense, reorganization expenses, impairment of assets, equity in loss/income of partnerships, gain on extinguishment of debt, gain/loss on sales of real estate and gain/loss on sale of preferred equity interest.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Net loss	$(11,015)	$(25,380)	$(43,988)	$(69,360)
Other income	(69)	(162)	(310)	(288)
Depreciation and amortization	28,382	29,686	57,492	59,525
General and administrative expenses	9,744	13,535	21,227	25,366
Insurance recoveries, net	—	(670)	—	(670)
Provision for employee separation expenses	(85)	149	(1)	240
Project costs and other expenses	19	77	79	179
Interest expense, net	32,601	31,978	63,992	62,709
Reorganization expenses	—	69	—	267
Impairment of assets	—	1,302	—	1,302
Equity in loss (income) of partnerships	1,188	(2,433)	1,583	1,000
Gain on extinguishment of debt	—	(4,587)	—	(4,587)
(Gain) loss on sales of interests in real estate	(1,701)	974	(1,701)	974
Gain on sale of equity method investment	(9,053)	—	(9,053)	—
Gain on sales of real estate by equity method investee	—	(1,347)	—	(1,347)
Gain on sales of non-operating real estate	(8,755)	—	(8,755)	—
Gain on sale of preferred equity interest	—	—	(3,688)	—
NOI from consolidated properties	$41,256	$43,191	$76,877	$75,310

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021
Equity in (loss) income of partnerships	$(1,188)	$2,433	$(1,583)	$(1,000)
Depreciation and amortization	2,973	2,974	5,995	6,162
Impairment of assets	—	265	—	265
Interest and other expenses	6,050	5,531	11,852	10,818
NOI from equity method investments at ownership share	$7,835	$11,203	$16,264	$16,245

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$41,469	$42,617	$(213)	$574	$41,256	$43,191
NOI from equity method investments at ownership share	7,275	10,544	560	658	7,835	11,202
Total NOI	48,744	53,161	347	1,232	49,091	54,393
Less: lease termination revenue	1,551	3,135	41	-	1,592	3,135
Total NOI excluding lease termination revenue	$47,193	$50,026	$306	$1,232	$47,499	$51,258

Total NOI decreased by $5.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to (a) a $4.4 million decrease in Same Store NOI and (b) a decrease of $0.9 million in Non Same Store NOI. The decrease in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$77,591	$75,323	$(713)	$(13)	$76,878	$75,310
NOI from equity method investments at ownership share	15,102	15,020	1,162	1,225	16,264	16,245
Total NOI	92,693	90,343	449	1,212	93,142	91,555
Less: lease termination revenue	2,345	3,170	49	-	2,394	3,170
Total NOI excluding lease termination revenue	$90,348	$87,173	$400	$1,212	$90,748	$88,385

Total NOI increased by $1.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to (a) a $2.4 million increase in Same Store NOI and (b) and a $(0.8) million decrease in Non Same Store NOI. The increase in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2022 and 2021, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain on derecognition of property, gain/loss on hedge ineffectiveness, gain on sale of preferred equity interest and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(11,015)	$(25,380)	$(43,988)	$(69,360)
Depreciation and amortization on real estate:
Consolidated properties	28,078	29,349	56,876	58,840
PREIT’s share of equity method investments	2,973	2,974	5,995	6,162
(Gain) loss on sales of interests in real estate	(1,701)	974	(1,701)	974
Gain on sale of equity method investment	(9,053)	—	(9,053)	—
Gain on sales of real estate by equity method investee	—	(1,347)	—	(1,347)
Impairment of Assets:
Consolidated properties	—	1,302	—	1,302
PREIT’s share of equity method investments	—	265	—	265
Funds from operations attributable to common shareholders and OP Unit holders	9,282	8,137	8,129	(3,164)
Provision for employee separation expense	(85)	149	(1)	240
Gain on hedge ineffectiveness	—	(494)	—	(1,797)
Gain on debt extinguishment	—	(4,587)	—	(4,587)
Insurance recoveries, net	—	(670)	—	(670)
Reorganization expenses	—	69	—	267
Gain on sale of preferred equity interest	—	—	(3,688)	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$9,197	$2,604	$4,440	$(9,711)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$1.72	$1.51	$1.51	$(0.59)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$1.71	$0.48	$0.83	$(1.81)
Weighted average number of shares outstanding	5,317	5,210	5,311	5,193
Weighted average effect of full conversion of OP Units	69	132	69	132
Effect of common share equivalents	—	61	—	54
Total weighted average shares outstanding, including OP Units	5,386	5,403	5,380	5,379

(1) Does not include the impact of $6.8 million and $13.7 million of accrued, undeclared and unpaid preferred share dividends for the three and six months ended June 30, 2022, respectively, and the $6.8 million and $13.7 million of accrued, undeclared and unpaid preferred share dividends for the three and six months ended June 30, 2021, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was $9.3 million for the three months ended June 30, 2022, an increase of $1.1 million, or 14.1%, compared to $8.1 million for the three months ended June 30, 2021.

FFO attributable to common shareholders and OP Unit holders was $8.1 million for the six months ended June 30, 2022, an increase of $11.3 million, or 356.9%, compared to negative $3.2 million for the six months ended June 30, 2021.This increase was primarily due to:

•
a $1.1 million increase in Same Store NOI primarily due to an increase in net new store openings and lease modifications over the previous twelve months;
•
a $4.1 million decrease in general and administrative expense primarily due to decreased incentive compensation and offset by increased professional service costs;
•
an $8.8 million increase on gain on sale of non operating real estate;
•
a $4.6 million decrease on gain on debt extinguishment; and,
•
a $3.7 million increase in gain on sale of preferred equity interest.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.72 and $1.51 for the three months ended June 30, 2022 and 2021, respectively.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.51 and $(0.59) for the six months ended June 30, 2022 and 2021, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $1.71 and $0.48 for the three months ended June 30, 2022 and 2021, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.83 and $(1.81) for the six months ended June 30, 2022 and 2021, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, except for the FDP debt that is discussed below, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $4.3 million related to our capital improvements and development projects in 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $113.9 million as of June 30, 2022. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. In 2022, we executed agreements of sale for Exton Square Mall, the sale of various outparcels across multiple properties and the sale of a former Sears TBA location. The mall and retail space sale agreements along with previously executed sale agreements that have not yet closed are expected to provide approximately $65 million in gross proceeds. The proceeds from our anticipated property sales will primarily be used to repay amounts outstanding under our Credit Agreements. We are also in various stages of negotiations for the sale of land parcels for multifamily residential development, the sale of operating outparcels and the sale of land parcels for hotel development. Each of these transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in several/most cases requires zoning variances and similar approvals. Closing of the transactions cannot be assured or the timing of their completion yet estimated with certainty, in particular not all transactions are expected to close in 2022, and many of them are expected to extend into 2023 and 2024.

The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•
adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, as a result of the COVID-19 pandemic, inflationary pressure or otherwise, leading to a reduction in real estate revenue or cash flows or an increase in expenses;
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
•
costs associated with negotiating and implementing asset dispositions, particularly if delays are experienced;

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

As of the third quarter of 2020, all of our malls had re-opened while adhering to social distancing and sanitation and safety protocols designed to address the risks posed by COVID-19. The pandemic’s effect, primarily beginning in the second quarter of 2020, had a significant impact on our operations, financial condition, liquidity and results of operations in 2020, 2021, and the first half of 2022 and its impact is expected to continue through future periods. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including continued outbreaks with the emergence of new variants, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels had impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

As of June 30, 2022, we had borrowed $971.8 million under the Term Loans and $16.1 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2022 is net of $3.0 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of June 30, 2022 was $113.9 million.

Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 10 of our subsidiaries’ properties, including nine malls and one additional parcel. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our consolidated financial statements), which had $194.6 million outstanding as of June 30, 2022 (our share of which is $97.3 million). The joint venture also has the outstanding Partnership Loan of $119.1 million outstanding as of June 30, 2022 (our share of which is $59.5 million) and the majority of the proceeds were used to pay down the FDP Term Loan in December 2020 and the remainder was used to fund ongoing capital expenditures at the property as well as accrued interest. We monitor the joint venture's cash flow and its ability to meet its debt service requirements. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, this could have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements. See Going Concern Considerations section in Note 1 of our audited consolidated financial statements for further information.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of June 30, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $54.7 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.69 per share, $3.60 per share and $3.44 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On December 10, 2021, we entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022 and has an outstanding balance of $111.7 million as of June 30, 2022. We capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of June 30, 2022, we had repaid all principal and interest deferrals.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.2 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. We recorded a gain on derecognition of property during the third quarter 2020 and recorded the mortgage balance and an offsetting contract asset on our consolidated balance sheets. In May 2022, the foreclosure proceedings were completed and both the mortgage balance and contract asset were written off. As such, no mortgage balance or contract asset in relation to Valley View Mall remains on our consolidated balance sheet as of June 30, 2022.

Mortgage Loans

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to the year 2025. Five of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 4.40% and had a weighted average interest rate of 4.02% at June 30, 2022. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 4.94% at June

30, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.24% at June 30, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of June 30, 2022:

(in thousands of dollars)	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Principal payments	$22,548	$5,150	$12,992	$4,406	$—
Balloon payments	787,440	400,977	175,117	211,346	—
Total	809,988	$406,127	$188,109	$215,752	$—
Less: unamortized debt issuance costs	1,344
Carrying value of mortgage notes payable	$808,644

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2022 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2022		2023-2024	2025-2026	Thereafter
Mortgage loans	$809,988	$406,127		$188,109	$215,752	$—
Term Loans	996,019	996,019	(1)		—	—
First Lien Revolving Facility	16,078	16,078		—	—	—
Interest on indebtedness(2)	59,780	26,222		27,177	6,381	—
Operating leases	9,087	501		1,859	1,689	5,038
Ground leases	50,748	792		3,168	3,168	43,620
Finance leases	5,427	493		1,932	1,854	1,148
Development and redevelopment commitments(3)	4,321	2,440		1,881	—	—
Total	$1,951,448	$1,448,672		$224,126	$228,844	$49,806

(1) Includes our First Lien Term Loan of $359.6 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $612.2 million, which includes estimated capitalized PIK interest based on current interest rates.

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

Interest Rate Derivative Agreements

As of June 30, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

As of June 30, 2022, we had 7 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $1.0 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the six months ended June 30, 2022 we had no non-designated swaps mature. As of June 30, 2022, we had no derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $31.2 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $34.7 million for the six months ended June 30, 2021. This decrease in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the first half of the prior year, which are included in change in other assets in our statement of cash flows.

Cash flows provided by investing activities were $22.2 million for the six months ended June 30, 2022 compared to cash flows used in investing activities of $14.4 million for the six months ended June 30, 2021. Cash flows provided by investing activities for the six months ended June 30, 2022 included $28.1 million in proceeds from sales of real estate and equity method investment, and $2.4 million of proceeds from sale of preferred equity interest partially offset by $1.6 million of additions to construction in progress and $5.9 million of investments in real estate improvements.

Cash flows used in investing activities for the six months ended June 30, 2021 included $5.3 million of additions to construction in progress and $9.3 million of investments in real estate improvements.

Cash flows used in financing activities were $74.7 million for the six months ended June 30, 2022 compared to cash flows used in financing activities of $24.9 million for the six months ended June 30, 2021. Cash flows used in financing activities for the six months ended June 30, 2022 included $15.3 million of principal payments on mortgage loans, along with $0.4 million of deferred financing costs paid for our Woodland Mall mortgage extension. Aggregate repayments on our First Lien Revolving Facility and Term Loans were $38.5 million and $19.8 million, respectively, during the six months ended June 30, 2022. Additionally, the value of shares retired under the equity incentive plan, net of shares issued, was $5.3 million.

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. All of these factors have been exacerbated by the impact of the ongoing COVID-19 pandemic.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 , together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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
•
our substantial debt, particularly in light of increasing interest rates, and our ability to remain in compliance with our financial covenants under our debt facilities;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2022, our consolidated debt portfolio consisted of $808.6 million of fixed and variable rate mortgage loans (net of debt issuance costs), $16.1 million outstanding under our First Lien Revolver, which bore interest at a rate of 4.7%, $359.6 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 6.8%, and $612.2 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 9.2%.

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Five of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 4.40%, and had a weighted average interest rate of 4.02% at June 30, 2022. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 4.94% at June 30, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.24% at June 30, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2022	$294,427	3.96%	$1,099,623	(2)	8.03%
2023	59,887	3.99%	-		0.00%
2024	6,405	4.04%	121,818		4.66%
2025	215,752	4.02%	-		0.00%
2026 and thereafter	—	—	—		—

(1) Based on the weighted average interest rates in effect as of June 30, 2022 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $971.8 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 8.31% as of June 30, 2022.

As of June 30, 2022, we had $1,221.4 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of June 30, 2022, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing in May 2023. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2020.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2022 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $17.7 million at June 30, 2022. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $16.9 million at June 30, 2022. Based on the variable rate debt included in our debt portfolio at June 30, 2022, a 100 basis point increase in interest rates would have resulted in an additional $9.2 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $9.2 million annually.

Because the information presented above includes only those exposures that existed as of June 30, 2022, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Management believes that it is making progress with the ongoing remediation efforts that include completion and implementation of design to enhance precision of management review controls and ensure reliability of information used in the controls will reduce the risk that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We will monitor and evaluate the remediation steps to ensure our internal control over financial reporting is effective to address control deficiencies or as we determine it necessary to modify the remediation plan described above. We will continue to report regularly to our Audit Committee on the progress of our remediation plan.

Changes in Internal Control over Financial Reporting

Other than our actions to remediate the material weaknesses relating to our internal controls over financial reporting as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three and six months ended June 30, 2022.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of August 9, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $54.7 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $3.69 per share, $3.60 per share and $3.44 per share, respectively.

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

3.4

Amendment to Amended and Restated Trust Agreement dated December 18, 2008, as amended, dated as of June 15, 2022, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on June 22, 2022, is incorporated herein by reference.

3.5	By-Laws of PREIT (as amended through March 31, 2020), filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on March 31, 2020, is incorporated herein by reference.

3.6

Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 8.25% Series A Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on April 20, 2012, is incorporated herein by reference.

3.7

Second Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.2 to PREIT’s Form 8-A filed on October 11, 2012, is incorporated herein by reference.

3.8

Third Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.4 to PREIT’s Form 8-A filed on January 27, 2017, is incorporated herein by reference.

3.9

Fourth Designating Amendment to Trust Agreement, designating the rights, preferences, privileges, qualifications, limitations and restrictions of PREIT’s 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares, liquidation preference $25.00 per share, par value $0.01 per share, filed as Exhibit 3.5 to PREIT’s Form 8-A filed on September 11, 2017, is incorporated herein by reference.

10.1+

Letter Agreement, dated as of May 19, 2022 by and between PREIT Services, LLC and Joseph J. Aristone. Filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 19, 2022, is incorporated herein by reference.

10.2+

Retention Bonus Letter Agreement, dated as of May 19, 2022, by and between PREIT Services, LLC and Joseph J. Aristone, filed as Exhibit 10.2 to PREIT's Current Report on Form 8-K filed on May 19, 2022, is incorporated herein by reference.

10.3+	Form of Restricted Share Unit and Dividend Equivalent Rights Award Notice, filed as Exhibit 10.1 to PREIT's Current Report on Form 8-K filed on June 8, 2022, is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date:	August 9, 2022
		By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

		By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

		By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer