Form 10-Q
period 2022-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2022-11-08
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 4, 2022, 5,369,460 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,980,963	$3,156,194
Construction in progress	41,218	45,828
Land held for development	2,058	4,339
Total investments in real estate	3,024,239	3,206,361
Accumulated depreciation	(1,407,395)	(1,405,260)
Net investments in real estate	1,616,844	1,801,101
INVESTMENTS IN PARTNERSHIPS, at equity:	7,907	16,525
OTHER ASSETS:
Cash and cash equivalents	21,063	43,852
Tenant and other receivables	31,179	42,501
Intangible assets (net of accumulated amortization of $22,578 and $21,598 at September 30, 2022 and December 31, 2021, respectively)	9,074	10,054
Deferred costs and other assets, net	113,569	128,923
Assets held for sale	86,408	8,780
Total assets	$1,886,044	$2,051,736
LIABILITIES:
Mortgage loans payable, net	$761,230	$851,283
Term Loans, net	972,198	959,137
Revolving Facilities	26,078	54,549
Tenants’ deposits and deferred rent	11,994	10,180
Distributions in excess of partnership investments	89,702	71,570
Fair value of derivative instruments	—	8,427
Accrued expenses and other liabilities	72,876	89,331
Liabilities on assets held for sale	41,689	212
Total liabilities	1,975,767	2,044,689
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 3,450 shares issued and outstanding; liquidation preference of $100,561 and $95,791 at September 30, 2022 and December 31, 2021, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 6,900 shares issued and outstanding; liquidation preference of $200,445 and $191,130 at September 30, 2022 and December 31, 2021, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 5,000 shares issued and outstanding; liquidation preference of $144,337 and $137,891 at September 30, 2022 and December 31, 2021, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 13,333 shares authorized; 5,369 and 5,347 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5,369	5,347
Capital contributed in excess of par	1,858,124	1,851,866
Accumulated other comprehensive loss	3,297	(8,830)
Distributions in excess of net income	(1,945,988)	(1,832,375)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(79,044)	16,162
Noncontrolling interest	(10,679)	(9,115)
Total equity (deficit)	(89,723)	7,047
Total liabilities and equity	$1,886,044	$2,051,736

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
REVENUE:
Real estate revenue:
Lease revenue	$65,796	$65,543	$195,888	$193,563
Expense reimbursements	4,864	4,650	13,223	12,436
Other real estate revenue	2,086	1,400	5,887	4,828
Total real estate revenue	72,746	71,593	214,998	210,827
Other income	67	143	377	430
Total revenue	72,813	71,736	215,375	211,257
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(26,564)	(26,408)	(80,511)	(79,899)
Utilities	(4,380)	(3,749)	(11,469)	(9,573)
Other property operating expenses	(2,246)	(1,972)	(6,585)	(6,580)
Total property operating expenses	(33,190)	(32,129)	(98,565)	(96,052)
Depreciation and amortization	(28,032)	(29,142)	(85,524)	(88,667)
General and administrative expenses	(10,965)	(14,453)	(32,192)	(39,819)
Other expenses	(65)	(66)	(143)	185
Total operating expenses	(72,252)	(75,790)	(216,424)	(224,353)
Interest expense, net	(36,481)	(32,426)	(100,473)	(95,135)
Gain on debt extinguishment, net	—	—	—	4,587
Impairment of assets	(42,271)	(262)	(42,271)	(1,564)
Reorganization expenses	—	—	—	(267)
Total expenses	(151,004)	(108,478)	(359,168)	(316,732)
Equity in loss of partnerships	(2,356)	(1,429)	(3,939)	(2,429)
Gain (loss) on sales of interests in real estate	7,509	(217)	9,210	(1,191)
Gain (loss) on sale of equity method investment	(77)	—	8,976	—
Gain (loss) on sales of real estate by equity method investee	—	(10)	—	1,337
Gain on sales of non operating real estate	1,772	—	10,527	—
Gain on sale of preferred equity interest	—	—	3,688	—
Net loss	(71,343)	(38,398)	(115,331)	(107,758)
Less: net loss attributable to noncontrolling interest	989	669	1,718	2,686
Net loss attributable to PREIT	(70,354)	(37,729)	(113,613)	(105,072)
Less: preferred share dividends	(6,843)	(6,843)	(20,531)	(20,531)
Net loss attributable to PREIT common shareholders	$(77,197)	$(44,572)	$(134,144)	$(125,603)

Basic and diluted loss per share:	$(14.52)	$(8.44)	$(25.25)	$(24.05)

Weighted average shares outstanding—basic	5,317	5,279	5,313	5,222
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	5,317	5,279	5,313	5,222

(1) The Company had net losses used to calculate earnings per share for the three and nine months ended September 30, 2022 and 2021. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Comprehensive loss:
Net loss	$(71,343)	$(38,398)	$(115,331)	$(107,758)
Unrealized gain on derivatives	2,855	2,634	12,274	7,903
Amortization of settled swaps	2	4	7	9
Total comprehensive loss	(68,486)	(35,760)	(103,050)	(99,846)
Less: comprehensive loss attributable to noncontrolling interest	954	630	1,564	2,518
Comprehensive loss attributable to PREIT	$(67,532)	$(35,130)	$(101,486)	$(97,328)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Nine Months Ended

September 30, 2022 and 2021

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2022	$7,047	$35	$69	$50	$5,347	$1,851,866	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(32,973)	—	—	—	—	—	—	(32,469)	(504)
Other comprehensive income	5,807	—	—	—	—	—	5,734	—	73
Shares issued under employee compensation plan, net of shares retired	4,449	—	—	—	28	4,421	—	—	—
Amortization of deferred compensation	814	—	—	—	—	814	—	—	—
Balance March 31, 2022	(14,856)	35	69	50	5,375	1,857,101	(3,096)	(1,864,844)	(9,546)
Net loss	(11,015)	—	—	—	—	—	—	(10,790)	(225)
Other comprehensive income	3,617	—	—	—	—	—	3,571	—	46
Shares issued under employee compensation plans, net of shares retired	(175)	—	—	—	(6)	(169)	—	—	—
Amortization of deferred compensation	564	—	—	—		564	—	—	—
Balance June 30, 2022	$(21,865)	$35	$69	$50	$5,369	$1,857,496	$475	$(1,875,634)	$(9,725)
Net Loss	(71,343)	—	—	—	—	—	—	(70,354)	(989)
Other comprehensive income	2,857	—	—	—	—	—	2,822	—	35
Proceeds from disgorgement of shareholder's short-swing profits	25	—	—	—	—	25	—	—	—
Amortization of deferred compensation	603	—	—	—	—	603	—	—	—
Balance September 30, 2022	$(89,723)	$35	$69	$50	$5,369	$1,858,124	$3,297	$(1,945,988)	$(10,679)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$5,302	$1,846,012	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(43,980)	—	—	—	—	—	—	(42,746)	(1,234)
Other comprehensive loss	2,604	—	—	—	—	—	2,540	—	64
Shares issued under employee compensation plans, net of shares retired	(647)	—	—	—	(18)	(629)	—	—	—
Amortization of deferred compensation	1,321	—	—	—	—	1,321	—	—	—
Balance March 31, 2021	86,238	35	69	50	5,284	1,846,704	(18,080)	(1,742,384)	(5,440)
Net loss	(25,380)	—	—	—	—	—	—	(24,597)	(783)
Other comprehensive income (loss)	2,670	—	—	—	—	—	2,605	—	65
Amortization of deferred compensation	1,149	—	—	—	—	1,149	—	—	—
Other changes in noncontrolling interest, net	38	—	—	—	—	—	—	—	38
Balance June 30, 2021	$64,715	$35	$69	$50	$5,284	$1,847,853	$(15,475)	$(1,766,981)	$(6,120)
Net loss	(38,398)	—	—	—	—	—	—	(37,729)	(669)
Other comprehensive income	2,638	—	—	—	—	—	2,599	—	39
Shares issued under employee compensation plans, net of shares retired	—	—	—	—	63	1,912	—	—	(1,975)
Amortization of deferred compensation	1,047	—	—	—	—	1,047	—	—	—
Balance September 30, 2021	$30,002	$35	$69	$50	$5,347	$1,850,812	$(12,876)	$(1,804,710)	$(8,725)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2022	2021
Cash flows from operating activities:
Net loss	$(115,331)	$(107,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	80,692	83,571
Amortization	6,648	6,581
Straight-line rent adjustments	473	72
Deferred compensation	1,003	3,516
Gain on sale of preferred equity interest	(3,688)	—
Gain on debt extinguishment, net	—	(4,587)
Paid-in-kind interest	41,977	35,690
Gain on hedge ineffectiveness	—	(2,329)
(Gain) loss on sales of interests in real estate, net	(9,210)	1,191
Gain on sale of equity method investment	(8,976)	—
Gain on sales of real estate by equity method investee	—	(1,337)
Gain on sales of interests in non operating real estate	(10,527)	—
Equity in loss of partnerships	3,939	2,429
Cash distributions from partnerships	5,245	198
Impairment of real estate assets	42,271	1,564
Change in assets and liabilities:
Net change in other assets	6,841	15,618
Net change in other liabilities	(2,946)	3,780
Net cash provided by operating activities	38,411	38,199
Cash flows from investing activities:
Cash proceeds from sales of real estate	39,515	4,076
Investments in real estate improvements	(11,538)	(12,563)
Additions to construction in progress	(2,897)	(5,451)
Investments in partnerships	(633)	(1,131)
Capitalized leasing costs	(172)	(61)
Proceeds from sale of preferred equity interest	2,438	—
Additions to leasehold improvements and corporate fixed assets	(89)	(70)
Net cash provided by (used in) investing activities	26,624	(15,200)
Cash flows from financing activities:
Net repayments to the First Lien Revolving Facility	(28,471)	—
Net repayments to term loans	(34,269)	(4,027)
Repayments of finance lease liabilities	—	(514)
Principal installments on mortgage loans	(24,761)	(19,679)
Payment of deferred financing costs	(395)	(1,030)
Repayments of mortgage loans	—	(135,155)
Proceeds from mortgage loans	—	127,685
Value of shares retired under equity incentive plans, net of shares issued	(767)	(648)
Net cash used in financing activities	(88,663)	(33,368)
Net change in cash, cash equivalents, and restricted cash	(23,628)	(10,369)
Cash, cash equivalents, and restricted cash, beginning of period	58,077	51,231
Cash, cash equivalents, and restricted cash, end of period	$34,449	$40,862
See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2022, our portfolio consists of a total of 24 properties operating in eight states, including 20 shopping malls, three other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring. In October 2022, we sold Cumberland Mall, a shopping mall, located in Vineland, New Jersey.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of September 30, 2022, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a fifteen-for-one basis (as a result of our recent reverse share split (described below)), in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. If all of the outstanding OP Units held by limited partners had been redeemed for cash as of September 30, 2022, the total amount that would have been distributed would have been $0.2 million based on the number of outstanding OP Units held by limited partners of 1,030,510, which would have been convertible into 68,700.73 common shares as of September 30, 2022. The current terms of our credit agreements prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

Current Economic and Industry Conditions, and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, including in the remainder of 2022 and potentially in future periods, will continue to be materially impacted by these conditions. All of these factors have been exacerbated by the ongoing impact of the COVID-19 pandemic, the ongoing impact of which remains highly uncertain, and more recently by inflationary pressures and substantial increases in interest rates.

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

The FDP Loan Agreement has a balance of $111.5 million as of September 30, 2022, and matures in January 2023, with an option to extend the maturity date to January 2024. This agreement also contains a 10% quarterly debt yield covenant which began on December 31, 2021. As of December 31, 2021, the FDP joint venture entity borrower, PM Gallery L.P., did not meet the minimum 10% debt yield covenant, which triggered the lender to sweep cash from the property. This is not an event of default. As of June 30, 2022 and September 30, 2022, the required debt yield covenant threshold is 9%, subsequent to which the joint venture would be required to pay down the term loan to achieve a 9% debt yield. As of June 30, 2022, PM Gallery L.P. did not meet the debt covenant, and a payment of $83.1 million was made under the FDP Loan Agreement in August 2022 such that it was in compliance with the debt yield covenant as of September 30, 2022. As of December 31, 2022, the required debt yield covenant threshold is 12%. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the term loan to achieve compliance, the term loan could become due and payable at that time. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP term loan would become due and payable within one year of the date of issuance of these financial statements. The Company plans to work with its joint venture partner to satisfy any obligations coming due under the FDP Loan Agreement should it become due and payable as a result of the joint venture not meeting the debt yield covenant.

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” During the three and nine months ended September 30, 2022, certain of our properties had triggering events due to various indicators of impairment, which led to impairment reviews and assessment of the undiscounted future cash flows. These properties passed our undiscounted future cash flow assessment except for Cumberland Mall and Plymouth Meeting Mall, which are shopping malls located in Vineland, New Jersey, and Plymouth Meeting, Pennsylvania, respectively. As a result of reduced holding period assumptions for each property, we recorded impairment losses on Cumberland Mall, which is classified as held for sale as of September 30, 2022, and on Plymouth Meeting Mall. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

As of September 30, 2022, we determined that two of our hotel land parcels, one of our multifamily land parcels, one vacant anchor box space, and two retail properties met the criteria to be classified as held for sale. As of December 31, 2021, two of our hotel land parcels, two of our multifamily land parcels and a vacant anchor box space met the criteria to be classified as held for sale.

Reverse Share Split

On June 16, 2022, the Company effected a one-for-fifteen reverse share split of its common shares. Upon the effectiveness of the reverse share split, every 15 issued and outstanding common shares were combined into one issued and outstanding common share, with no change in par value per share, and the authorized number of common shares was proportionally reduced. Shareholders entitled to fractional shares as a result of the reverse share split were entitled to receive a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse share split. Common shares underlying outstanding options, RSUs, PSUs and restricted shares were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. Additionally, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. Total cash payment in lieu of fractional shares paid to entitled shareholders was less than $4 thousand. The reverse share split was primarily intended to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the New York Stock Exchange (the “NYSE”), and on July 1, 2022, the Company received notice from the NYSE that it had regained compliance with the minimum bid price requirement. The Company's common shares continues to trade under the symbol “PEI” and began trading on a split-adjusted basis on June 16, 2022. Notwithstanding the reverse share split, there is no assurance that the Company's securities will remain in compliance with the NYSE's listing standards or that its securities will remain listed on the NYSE.

New Accounting Developments

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which provides amendments to address diversity and inconsistency related to the recognition and measurement of contract assets and liabilities acquired in a business combination. The amendments require an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The standard is effective for public companies beginning December 15, 2022. The Company will evaluate and implement if applicable.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2022 and December 31, 2021 were comprised of the following:

(in thousands of dollars)	September 30, 2022	December 31, 2021
Buildings, improvements and construction in progress	$2,625,825	$2,762,675
Land, including land held for development	398,414	443,686
Total investments in real estate	3,024,239	3,206,361
Accumulated depreciation	(1,407,395)	(1,405,260)
Net investments in real estate	$1,616,844	$1,801,101

Impairment of Assets

In March 2022, we executed a purchase and sale agreement for Exton Square Mall for a total sale price of $28.8 million. The agreement was subsequently terminated. Exton Square Mall was classified as held for sale as of September 30, 2022.

In September 2022, we made the determination to reduce the holding period for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania, as a result of our expectation to sell the property. This was a triggering event that led us to conduct an impairment analysis, which resulted in an impairment loss of $37.4 million during the third quarter ended September 30, 2022.

In September 2022, we executed a purchase and sale agreement for Cumberland Mall in Vineland, New Jersey. This was identified as a triggering event as a result of our determination to reduce the holding period of the property. As of September 30, 2022, we classified the property as an asset held for sale and recorded an impairment loss of $4.8 million during the third quarter ended September 30, 2022. In October 2022, we sold Cumberland Mall for $44.6 million, the proceeds of which were used to pay down debt as disclosed in Note 4.

During the three months ended September 30, 2021, we recorded an impairment loss of $0.3 million in connection with the purchase and sale agreement of Monroe Marketplace, in which there was an excess of carrying value over the sale price. During the nine months ended September 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale.

Disposition

Valley View Mall Derecognition

In August 2020, a court order assigned a receiver to operate Valley View Mall in La Crosse, Wisconsin on behalf of the lender of the mortgage loan secured by the property. In May 2022, we conveyed the property as a result of a foreclosure sale. As such, in May 2022, the $27.2 million mortgage liability and corresponding contract asset in relation to the Valley View Mall property were written off.

Other Property Disposition

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million, which funds were used to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with this transaction, we recorded a gain on sale of preferred equity of $3.7 million in the nine months ended September 30, 2022.

In June 2022, we sold a parcel of land adjacent to the Moorestown Mall in Moorestown, New Jersey for $11.8 million. We used net proceeds of $11.7 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with the sale, we recorded a gain of $8.8 million, which is included in gain on sales of non operating real estate in the consolidated statement of operations.

In June 2022, we sold an outparcel at the Francis Scott Key Mall in Frederick, Maryland for $2.4 million. We recorded a gain of $1.7 million in connection with the sale, which is included in gain on sale of interests in real estate in the consolidated statement of operations. We used net proceeds of $2.4 million from the sale to pay down its property mortgage.

In August 2022, we sold two outparcels at The Mall at Prince George's in Hyattsville, Maryland for $2.4 million and Magnolia Mall in Florence, South Carolina for $0.9 million. We used net proceeds of approximately $3.2 million to pay down our First Lien Term Loan in August 2022. We recorded a total gain of $2.8 million in connection with the sales, which are included in gain on sale of interests in real estate in the consolidated statement of operations.

In September 2022, we sold three outparcels at The Mall at Prince George's in Hyattsville, Maryland for $8.5 million. We used net proceeds of $8.2 million from the sale to pay down our First Lien Term Loan. We recorded a gain of $4.6 million in connection with the sale, which is included in gain on sale of interests in real estate in the consolidated statement of operations.

In September 2022, we sold an outparcel at Moorestown Mall in Moorestown, New Jersey for $3.4 million. We used net proceeds of $3.1 million from the sale to pay down our First Lien Term Loan. We recorded a gain of $1.8 million in connection with the sale, which is included in gain on sales of non operating real estate in the consolidated statement of operations.

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity method investments in our unconsolidated partnerships as of September 30, 2022 and December 31, 2021:

_____________________

(in thousands of dollars)	September 30, 2022	December 31, 2021
ASSETS:
Investments in real estate, at cost:
Operating properties	$739,970	$847,560
Construction in progress	4,938	6,456
Total investments in real estate	744,908	854,016
Accumulated depreciation	(233,300)	(247,133)
Net investments in real estate	511,608	606,883
Cash and cash equivalents	22,754	59,004
Deferred costs and other assets, net	149,320	155,247
Total assets	683,682	821,134
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	401,844	493,904
FDP Term Loan, net	111,544	194,602
Partnership Loan	206,259	115,543
Other liabilities	151,777	141,619
Total liabilities	871,424	945,668
Net investment	(187,742)	(124,534)
Partners’ share	(98,960)	(62,771)
PREIT’s share	(88,782)	(61,763)
Excess investment (1)	6,987	6,718
Net investments and advances	$(81,795)	$(55,045)
Investment in partnerships, at equity	$7,907	$16,525
Distributions in excess of partnership investments	(89,702)	(71,570)
Net investments and advances	$(81,795)	$(55,045)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in loss of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in loss of partnerships for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Real estate revenue	$25,076	$27,790	$82,656	$85,827
Expenses:
Property operating and other expenses	(11,825)	(11,878)	(34,717)	(35,759)
Interest expense (1)	(12,669)	(11,309)	(36,631)	(33,104)
Depreciation and amortization	(5,382)	(6,715)	(18,508)	(20,051)
Total expenses	(29,876)	(29,902)	(89,856)	(88,914)
Net loss	(4,800)	(2,112)	(7,200)	(3,087)
Less: Partners’ share	2,444	719	3,261	810
PREIT’s share	(2,356)	(1,393)	(3,939)	(2,277)
Amortization of excess investment	-	(36)	-	(152)
Equity in loss of partnerships	$(2,356)	$(1,429)	$(3,939)	$(2,429)

(1) Net of capitalized interest expense of $8 and $92 for the three months ended September 30, 2022 and 2021, respectively, and $8 and $338 for the nine months ended September 30, 2022 and 2021, respectively.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. In August 2022, the joint venture paid down the FDP Loan Agreement balance by $83.1 million in order to comply with the financial covenants. We anticipate that the joint venture will not meet certain financial covenants applicable under the FDP Loan Agreement in the fourth quarter of 2022. See Going Concern Considerations section in Note 1.

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

Mortgage Loan Activity

Pavilion at Market East

In May 2021, the Company’s unconsolidated subsidiary completed a refinance of its mortgage loan securing its property at Pavilion at Market East. The $7.6 million mortgage had a 2-year term, maturing in May 2023. The loan had interest only payments until May 2022 at a variable rate of the greater of (a) one month LIBOR plus 3.5% or (b) 4.0%.

In October 2022, the Company's unconsolidated subsidiary completed a refinance of its mortgage loan securing a new mortgage for its property at Pavilion at Market East. The $8.75 million mortgage has a 3-year term, maturing in October 2025, with two one-year extension options. The loan has a fixed interest rate of 5.5%.

Dispositions

In June 2022, we sold our 25% interest in the Gloucester Premium Outlets located in Blackwood, New Jersey for total consideration of $35.4 million, subject to customary working capital adjustments, consisting of $14.1 million in cash and $21.4 million in debt assumption. We recorded a gain of $9.1 million in connection with the sale and used net proceeds of $14.0 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan. Subsequent to the closing of the transaction, the working capital adjustment was finalized and the gain on sale of equity method investment was reduced by $0.1 million and net cash of $0.1 million was remitted by the Company.

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

As of September 30, 2022, we had borrowed $345.1 million under the First Lien Term Loan, $628.2 million under the Second Lien Term Loan and $26.1 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2022 is net of $1.2 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of September 30, 2022 was $103.9 million. In October 2022, we paid down the First Lien Term Loan by $11.4 million and the First Lien Revolving Facility by $2.9 million primarily using proceeds from the sale of Cumberland Mall.

Wilmington Savings Fund Society, FSB is Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

Interest expense and deferred financing fee amortization related to the Credit Agreements for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Revolving Facilities:
Interest expense (1)	$284	$560	$1,376	$1,663
Deferred financing amortization	298	299	895	896
Term Loans:
Interest expense (2)	23,822	21,726	65,340	62,891
Deferred financing amortization	1,784	1,784	5,352	5,346

(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $16.0 million and $42.0 million, for the three and nine months ended September 30, 2022 and $12.3 million and $35.7 million for the three and nine months ended September 30, 2021, respectively, was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

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

In September 2022, we provided notice of our intention to extend the maturity date under the Credit Agreements through December 2023. We believe that we have demonstrated compliance with the criteria above for extension, subject to recalculation of certain debt yield covenants and payment of certain extension fees.

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

Second Lien Credit Agreement

Amounts borrowed under the Second Lien Credit Agreement may be either Base Rate Loans or LIBOR Loans. Base Rate Loans bear interest at the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50% and (c) the LIBOR Market Index Rate plus 1.0%, provided that the Base Rate will not be less than 1.50% per annum, in each case plus 7.00% per annum. LIBOR Loans bear interest at LIBOR plus 8.00% per annum, provided that LIBOR will not be less than 0.50% per annum. Interest is due to be paid in kind on the last day of each applicable interest period (with rolling 30-day interest periods) by adding the accrued and unpaid amount thereof to the principal balance of the loans under the Second Lien Credit Agreement and then accruing interest on the increased principal amount (provided that after the discharge of our obligations under the First Lien Credit Agreement and any other senior debt obligations, interest will be paid in cash). We are required to pay certain fees to the administrative agent for the account of the lenders in connection with the Second Lien Credit Agreement.

The proceeds of loans under the Second Lien Credit Agreement were used to refinance existing indebtedness.

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

As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreements.

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$762.3	$739.9	$852.5	$846.6

(1) The carrying value of mortgage loans excludes unamortized debt issuance costs of $1.1 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

The consolidated mortgage loans contain various customary default provisions. As of September 30, 2022, we were not in default on any of the consolidated mortgage loans, except for our mortgage loan secured by Cumberland Mall in Vineland, New Jersey.

The following table represents mortgage payments which will come due during the following periods:

(in thousands of dollars)	Mortgage
October 1 to December 31, 2022 (1)	$359,083
2023	59,886
2024	127,629
2025	215,751
2026	-
Thereafter	-
$762,349

(1) Includes Cherry Hill Mall mortgage, for which subsequent to the end of the quarter ended September 30, 2022, the maturity date was extended through February 1, 2023.

Mortgage Loan Activity

Cherry Hill Mall Mortgage

On August 31, 2022, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey, which had a maturity date of September 1, 2022. The maturity date was extended by one month and subsequently for an additional month through November 1, 2022. As of September 30, 2022, the mortgage loan outstanding balance was $246.5 million. On October 31, 2022, certain of our consolidated subsidiaries entered into a second amendment and extension agreement to extend the maturity date for three months through February 1, 2023 with one option to extend by an additional three month period through May 1, 2023.

Cumberland Mall Mortgage

Our mortgage loan secured by the property at Cumberland Mall in Vineland, New Jersey had an outstanding balance of $38.2 million as of September 30, 2022. The mortgage loan matured on August 1, 2022. Such balance was not repaid on or prior to the maturity date and was in default. On October 31, 2022, we closed on the sale of the property, and paid off the mortgage balance of $39.1 million using proceeds from the sale.

Woodland Amendment

On December 10, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. As of September 30, 2022, the mortgage loan has an outstanding balance of $110.7 million.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents.

At September 30, 2022 and 2021, cash and cash equivalents and restricted cash totaled $34.4 million and $40.9 million, respectively, and included tenant security deposits of $1.8 million and $1.4 million, respectively.

Cash paid for interest was $49.6 million and $53.1 million for the nine months ended September 30, 2022 and 2021, respectively, net of amounts capitalized of $0.1 million and $0.2 million, respectively.

In our statement of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $28.5 million and $34.3 million, respectively, for the nine months ended September 30, 2022. Aggregate repayments on our First Lien Term Loan were $4.0 million for the nine months ended September 30, 2021.

Accrued construction costs decreased by $2.6 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of September 30, 2022 and 2021.

	September 30,
(in thousands of dollars)	2022	2021
Cash and cash equivalents	$21,063	$28,975
Restricted cash included in other assets	13,386	11,887
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$34,449	$40,862

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

On August 24, 2022, we entered into two interest rate swap agreements with a weighted average interest swap rate of 3.59% on a notional amount of $100.0 million maturing on May 24, 2024. We entered into these interest rate swap agreements to hedge the interest payments associated with our variable interest rate mortgage loans. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and will do so on a quarterly basis.

As of September 30, 2022, we had nine total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $3.5 million will be reclassified as a decrease to interest expense. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative; they are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives were recorded directly in earnings as interest expense in the consolidated statement of operations. During the nine months ended September 30, 2022, we had no non-designated swaps mature. As of September 30, 2022, we had no derivatives which were not designated in hedging relationships.

Interest Rate Swaps

As of September 30, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in either May 2023 or May 2024. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of September 30, 2022 and December 31, 2021 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at September 30, 2022 (in millions of dollars)	Aggregate Fair Value at September 30, 2022 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2021 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2023	$300.0	$2.9	$(8.1)	2.70%
2024	100.0	1.0	-	3.59%
Total	$400.0	$3.9	$(8.1)	2.92%
(1)
As of September 30, 2022 and December 31, 2021, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income (loss) and on our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$2.4	$(0.4)	$0.5	$3.0	$8.5	$(0.4)	$3.8	$8.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2022	2021	2022	2021
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(36.5)	$(32.4)	(100.5)	$(95.1)
Amount of gain reclassified from accumulated other comprehensive income into interest expense	$0.5	$3.0	3.8	$8.6

As we did not have any derivatives which were not designated in hedging relationships, our non-designated swaps had no impact on the financial statements for the three and nine months ended September 30, 2022. The impact of our non-designated swaps resulted in a loss of approximately $35 thousand and $129 thousand for the three and nine months ended September 30, 2021, respectively, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of September 30, 2022, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2022, the Company did not have any derivatives in a net liability position.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended September 30,
	2022				2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$200	$—	$—	$200	$202	$—	$—	$202
Interest on lease liabilities	52	—	—	52	59	—	—	59
Operating lease costs	—	586	61	647	—	436	306	742
Variable lease costs	—	46	216	262	—	45	217	262
Total lease costs	$252	$632	$277	$1,161	$261	$481	$523	$1,265

	Nine Months Ended September 30,
	2022				2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$604	$—	$—	$604	$607	$—	$—	$607
Interest on lease liabilities	183	—	—	183	184	—	—	184
Operating lease costs	—	1,757	197	1,954	—	1,309	944	2,253
Variable lease costs	—	137	639	776	—	135	387	522
Total lease costs	$787	$1,894	$836	$3,517	$791	$1,444	$1,331	$3,566

Other information related to leases as of and for the nine months ended September 30, 2022 and 2021 are as follows:

(in thousands of dollars)	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$182	$184
Operating cash flows used for operating leases	$1,961	$2,028
Financing cash flows used for finance leases	$561	$560
Weighted average remaining lease term-finance leases (months)	66	77
Weighted average remaining lease term-operating leases (months)	285	292
Weighted average discount rate-finance leases	4.37%	4.33%
Weighted average discount rate-operating leases	6.45%	6.43%

Future payments against lease liabilities, which are recorded in Accrued expenses and other liabilities, as of September 30, 2022 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
October 1 to December 31, 2022	$247	$645	$892
2023	985	2,556	3,541
2024	950	2,471	3,421
2025	929	2,427	3,356
2026	926	2,429	3,355
Thereafter	1,147	48,658	49,805
Total undiscounted lease payments	5,184	59,186	64,370
Less imputed interest	(586)	(30,236)	(30,822)
Total lease liabilities	$4,598	$28,950	$33,548

As Lessor

As of September 30, 2022, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancelable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available. Except for utility reimbursements, the fixed and variable lease payments are included with lease revenue in the consolidated statements of operations. Utility reimbursements are included within expense reimbursements as a separate line item in the consolidated statement of operations as their pattern of transfer is not aligned with the other payments.

(in thousands of dollars)	Lease Payment
October 1 to December 31, 2022	$56,077
2023	199,618
2024	171,869
2025	136,809
2026	114,658
Thereafter	314,716
$993,747

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2022, we had contractual and other commitments related to our capital improvement projects and development projects of $5.2 million, including $1.2 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of September 30, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $61.6 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.15 per share, $4.05 per share and $3.87 per share, respectively. On August 2, 2022, our preferred shareholders elected two independent trustees to our Board of Trustees in accordance with the provisions of the designating amendments of the Company's Amended and Restated Trust Agreement.

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

We owned interests in 24 retail properties as of September 30, 2022, of which 23 are operating properties and one is a development property. The 23 operating properties include 20 shopping malls and three other retail properties, have a total of 19.3 million square feet and are located in eight states. We and partnerships in which we hold an interest owned 14.8 million square feet at these properties (excluding space owned by anchors or third parties). In October 2022, we sold Cumberland Mall, a shopping mall located in Vineland, New Jersey.

As of September 30, 2022, there are 17 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 14.7 million square feet, of which we own 11.5 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired or disposed of, under redevelopment or designated as a non-core property during the periods presented. Core properties include all operating retail properties except for Exton Square Mall. Valley View Mall was previously designated as a non-core property as discussed further in Note 2 to our consolidated financial statements, a foreclosure sale judgment with respect to Valley View Mall was ordered by the court. We conveyed the property pursuant to foreclosure proceedings for that were completed in May 2022. “Core Malls” consists of core proprieties other than power centers.

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

Net loss for the three months ended September 30, 2022, was $71.3 million compared to net loss of $38.4 million for the three months ended September 30, 2021. The $ 32.9 million increase in net loss was primarily due to: (a) an increase in impairment of assets of $42.1 million; (b) an increase in interest expense of $4.1 million; partially offset by, (c) an increase in real estate revenue of $1.1 million; (d) an increase in gain on sales of interest in real estate of $7.7 million; (e) a decrease in general and administrative expenses of $3.5 million: and, (f) an increase in gain on sales of non-operating real estate $1.8 million.

Net loss for the nine months ended September 30, 2022, was $115.3 million compared to net loss of $107.8 million for the nine months ended September 30, 2021. The $ 7.5 million increase in net loss was primarily due to: (a) an increase in the impairment of assets of $40.7 million; (b) an increase of $5.3 million in interest expense; offset by, (c) an increase in real estate revenue of $4.2 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (d) an increase in gain on sales of interest in real estate of $10.4 million; (e) an increase on gain on sales of equity method investment of $9.0 million; (f) an increase in gain on sales of non-operating real estate of $10.5 million; and, (g) an increase due to gain on sale of preferred equity interest of $3.7 million.

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
Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, including for the reminder of 2022 and potentially in future periods, will continue to be materially impacted by these conditions. All of these factors have been exacerbated by the ongoing impact of the COVID-19 pandemic, the ongoing impact of which remains highly uncertain, and more recently by inflationary pressures and substantial increase in interest rates.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2022 (through September 30, 2022)
Consolidated properties	2	5	210,235	$4,990	1	5,100	$202
Unconsolidated properties	—	—	—	—	—	—	—
Total	2	5	210,235	$4,990	1	5,100	$202
2021 (Full Year)
Consolidated properties	5	10	331,314	$1,589	5	18,344	$380
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	5	11	335,360	$1,646	6	22,390	$437

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of September 30, 2022.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

During 2021, we opened Power Warehouse and during the first quarter of 2022, we opened HomeGoods at Cumberland Mall in Vineland, New Jersey. Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in Dartmouth, Massachusetts. Aldi also opened in the space adjacent to Burlington in September 2021. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for the additional space adjacent to Burlington.

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

To fund the capital necessary to replace anchors and to maintain a reasonable level of leverage, we expect to use a variety of means available to us, subject to and in accordance with the terms of our Credit Agreements. These steps might include (i) making additional borrowings under our Credit Agreements (assuming the extension of the 2022 maturity date, as well as availability and continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, or (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs.

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service and amounted to $41.2 million as of September 30, 2022.

As of September 30, 2022, we had contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $5.2 million, including $1.2 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. In August 2022, the joint venture paid down the FDP Loan Agreement balance by $83.1 million in order to comply with the financial covenants. As of December 31, 2022, the required debt yield covenant threshold under the FDP Loan Agreement is 12%. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the term loan to achieve compliance, the term loan could become due and payable at that time.

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

During the three and nine months ended September 30, 2022, as a result of reduced holding period assumptions we recorded impairment losses of $37.5 million and $4.8 million in connection with Plymouth Meeting Mall and Cumberland Mall, respectively. During the three months ended September 30, 2021, we recorded an impairment loss of $0.3 million in connection with the purchase and sale agreement of Monroe Marketplace, in which there was an excess of carrying value over the sale price. During the nine months ended September 30, 2021, we recorded an impairment loss of $1.3 million in connection with our classification of Valley View Center as held for sale. Impairment losses for the three and nine months ended September 30, 2022 and 2021 are included in the consolidated statement of operations.

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

Revenue from the reimbursement of marketing expenses is generated through tenant leases that require tenants to reimburse a defined amount of property marketing expenses. Our contractual performance obligations are fulfilled as marketing expenditures are made. Tenant payments are received monthly as required by the respective lease terms. We defer income recognition if the reimbursements exceed the aggregate marketing expenditures made through that date. Deferred marketing reimbursement revenue is recorded in tenants’ deposits and deferred rent on the consolidated balance sheet. The marketing reimbursements are recognized as "Other real estate revenue" in the consolidated statements of operations at the time that the marketing expenditures occur.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended September 30, 2022, was $71.3 million compared to net loss of $38.4 million for the three months ended September 30, 2021. The $ 32.9 million increase in net loss was primarily due to: (a) an increase in impairment of assets of $42.1 million; (b) an increase in interest expense of $4.1 million; partially offset by, (c) an increase in real estate revenue of $1.1 million; (d) an increase in gain on sales of interest in real estate of $7.7 million; (e) a decrease in general and administrative expenses of $3.5 million: and, (f) an increase in gain on sales of non-operating real estate $1.8 million.

Net loss for the nine months ended September 30, 2022, was $115.3 million compared to net loss of $107.8 million for the nine months ended September 30, 2021. The $7.5 million increase in net loss was primarily due to: (a) an increase in the impairment of assets of $40.7 million; (b) an increase of $5.3 million in interest expense; partially offset by, (c) an increase in real estate revenue of $4.2 million resulting from the recovering economic conditions following the impact of COVID-19 on our tenants; (d) an increase in gain on sales of interest in real estate of $10.4 million; (e) an increase on gain on sales of equity method investment of $9.0 million; (f) an increase in gain on sales of non-operating real estate of $10.5 million; and, (g) an increase due to gain on sale of preferred equity interest of $3.7 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of September 30, 2022 and 2021:

	Occupancy(1) at September 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2022	2021	2022	2021	2022	2021
Retail portfolio weighted average (3):
Total excluding anchors	91.3%	88.3%	88.6%	83.0%	90.6%	86.7%
Total including anchors	92.8%	89.6%	91.0%	86.2%	92.4%	88.8%
Core Malls weighted average: (4)
Total excluding anchors	93.6%	90.4%	81.5%	78.9%	91.4%	88.3%
Total including anchors	95.9%	90.5%	86.5%	84.6%	94.4%	89.6%

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

(4) Core Malls excludes Exton Square Mall and power centers.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended September 30, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	31	95,022	6.3	$42.99	N/A	N/A	N/A	N/A	$7.11
Over 10k sf	2	33,657	10.7	13.96	N/A	N/A	N/A	N/A	2.96
Total New Leases	33	128,679	7.4	$35.40	N/A	N/A	N/A	N/A	$5.55

Renewal Leases
Under 10k sf	31	66,913	3.1	$51.62	$49.98	$1.64	3.3%	6.8%	$-
Over 10k sf	5	95,277	4.4	24.59	22.92	1.67	7.3%	11.3%	-
Total Fixed Rent	36	162,190	3.9	$35.75	$34.09	$1.66	4.9%	8.7%	$-
Total Percentage in Lieu	20	84,339	1.9	31.47	40.54	(9.07)	(22.4%)	N/A	-
Total Renewal Leases	56	246,529	3.2	$34.28	$36.29	$(2.01)	(5.5%)	N/A	$-
Total Non Anchor (4)	89	375,208	4.7	$34.66

Anchor
New Leases	-	-	-	$-	$-	$-	N/A	N/A	$-
Renewal Leases	1	99,029	5.0	1.20	3.96	(2.76)	(69.7%)	N/A	-
Total	1	99,029	5.0	$1.20

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

(4) Includes 8 leases and 36,076 square feet of GLA with respect to our unconsolidated partnerships. We own a 40% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the nine months ended September 30, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	115	302,981	5.6	$37.24	N/A	-	-	-	$6.29
Over 10k sf	6	108,353	11.2	16.04	N/A	N/A	N/A	N/A	6.56
Total New Leases	121	411,334	7.0	$31.66	N/A	N/A	N/A	N/A	$6.40

Renewal Leases
Under 10k sf	94	218,234	3.6	$58.40	$58.23	$0.17	0.3%	5.2%	$0.69
Over 10k sf	11	252,443	3.6	20.38	20.25	0.13	0.6%	2.0%	1.10
Total Fixed Rent	105	470,677	3.6	$38.01	$37.86	$0.15	0.4%	4.2%	$0.91
Total Percentage in Lieu	55	179,999	2.2	31.73	36.10	(4.37)	(12.1%)		0.45
Total Renewal Leases (4)	160	650,676	3.2	$36.27	$37.37	$(1.10)	(2.9%)		$0.82
Total Non Anchor	281	1,062,010	4.7	$34.49

Anchor
New Leases	-	-	-	$-	N/A	N/A	N/A	N/A	$-
Renewal Leases	3	546,929	7.3	4.36	4.86	(0.50)	(10.3%)	N/A	-
Total	3	546,929	7.3	$4.36

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

(4) Includes 20 leases and 69,411 square feet of GLA with respect to our unconsolidated partnerships. During the nine months ended September 30, 2022, we owned a 25% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		% Change 2021 to 2022	Nine Months Ended September 30,		% Change 2021 to 2022
(in thousands of dollars)	2022	2021		2022	2021
Real estate revenue	$72,746	$71,593	1.6%	$214,998	$210,827	2.0%
Property operating expenses	(33,190)	(32,129)	3.3%	(98,565)	(96,052)	2.6%
Other income	67	143	(53.1)%	377	430	(12.3)%
Depreciation and amortization	(28,032)	(29,142)	(3.8)%	(85,524)	(88,667)	(3.5)%
General and administrative expenses	(10,965)	(14,453)	(24.1)%	(32,192)	(39,819)	(19.2)%
Other expenses	(65)	(66)	(1.5)%	(143)	185	(177.3)%
Interest expense, net	(36,481)	(32,426)	12.5%	(100,473)	(95,135)	5.6%
Reorganization expenses	—	—	0.0%	—	(267)	(100.0)%
Gain on debt extinguishment, net	—	—	0.0%	—	4,587	(100.0)%
Impairment of assets	(42,271)	(262)	16,034.0%	(42,271)	(1,564)	2,602.7%
Equity in loss of partnerships	(2,356)	(1,429)	64.9%	(3,939)	(2,429)	62.2%
Gain (loss) on sales of interests in real estate	7,509	(217)	(3,560.4)%	9,210	(1,191)	(873.3)%
Gain (loss) on sale of equity method investment	(77)	—	100.0%	8,976	—	100.0%
Gain (loss) on sales of real estate by equity method investee	—	(10)	(100.0)%	—	1,337	(100.0)%
Gain on sales of non operating real estate	1,772	—	0.0%	10,527	—	0.0%
Gain on sale of preferred equity interest	—	—	100.0%	3,688	—	100.0%
Net loss	$(71,343)	$(38,398)	85.8%	$(115,331)	$(107,758)	7.0%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Contractual lease payments:
Base rent	$48,557	$47,998	$144,663	$143,529
CAM reimbursement	8,556	8,485	25,339	25,146
Real estate tax reimbursement	7,010	6,941	21,331	20,562
Percentage rent	1,527	1,376	2,112	1,581
Lease termination revenue	50	829	1,589	1,487
	65,700	65,629	195,034	192,305
Less: credit losses	96	(86)	854	1,258
Lease revenue	65,796	65,543	195,888	193,563
Expense reimbursements	4,864	4,650	13,223	12,436
Other real estate revenue	2,086	1,400	5,887	4,828
Total real estate revenue	$72,746	$71,593	214,998	$210,827

Real Estate Revenue

Real estate revenue increased by $1.2 million, or 2%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to:

•
an increase of $1.4 million in same store base rent due to an increase of $1.7 million from net new store openings over the previous twelve months, partially offset by a decrease of $0.2 million from comparable tenants paying a percentage of sales in lieu of minimum rent and a $0.1 million decrease from the treatment and amortization of COVID-related rent credits;

•
an increase of $0.6 million in same store other real estate revenue due to marketing revenues and promotional revenues related to activities in the common areas and parking lots;
•
an increase of $0.3 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $0.2 million in same store percentage rent;
•
an increase of $0.1 million in same store real estate tax reimbursements due to increased occupancy; and
•
an increase of $0.1 million in same store common area expense reimbursements due to increased occupancy, offset by a decrease of $0.1 million associated with the straight lining of fixed common area expense reimbursements; partially offset by
•
a decrease of $0.9 million at non-same store properties Valley View Mall and Exton Square Mall due to lower occupancy and the timing of collection from the resolution of COVID-19 related issues with tenants for the three months ended September 30, 2021 at Exton Square Mall, and the sale of the strip center at Valley View Mall in the third quarter of 2021; and
•
a decrease of $0.6 million in lease termination revenue, including $0.7 million from the termination of leases with four tenants during 2021, partially offset by $0.1 million received from one tenant during 2022.

Real estate revenue increased by $4.2 million, or 2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to:

•
an increase of $2.7 million in same store base rent due to an increase of $4.5 million from net new store openings over the previous twelve months and an increase of $0.1 million from comparable tenants paying a percentage of sales in lieu of minimum rent, partially offset by a decrease of $1.9 million from the treatment and amortization of COVID-related rent credits;
•
an increase of $1.1 million in same store other real estate revenue due to marketing revenues and promotional revenues related to activities in the common areas and parking lots;
•
an increase of $1.0 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $0.9 million in same store real estate tax reimbursements due to increased occupancy and abatements recorded in the prior year;
•
an increase of $0.3 million in same store percentage rent;
•
an increase of $0.3 million in same store common area expense reimbursements due to increased occupancy and abatements recorded in the prior year, partially offset by a decrease of $0.4 million associated with the straight lining of fixed common area expense reimbursements; and
•
an increase of $0.2 million in same store lease termination revenue, including $1.5 million from the termination of leases with four tenants during 2022, partially offset by $1.3 million received from nine tenants during 2021; partially offset by
•
a decrease of $1.9 million at non-same store properties Valley View Mall and Exton Square Mall due to lower occupancy and the collection of receivables from the resolution of COVID-19 related issues with tenants for the nine months ended September 30, 2021 at Exton Square Mall, and the sale of the strip center at Valley View Mall in the third quarter of 2021; and
•
an increase of $0.4 million in same store credit losses due to credit losses due to the collection of receivables from the resolution of COVID-19 related issues with tenants across our portfolio for the nine months ended September 30, 2021;

Property Operating Expenses

Property operating expenses increased by $1.1 million, or 3%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to:

•
an increase of $0.6 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates;
•
an increase of $0.5 million in same store common area maintenance expense, including a $0.2 million increase in utility expense due to a combination of higher electricity usage and electricity rates, a $0.1 million increase in cleaning expense due to contractual rate increases, a $0.1 million increase in repairs and maintenance and a $0.1 million increase in insurance expense;
•
an increase of $0.3 million in same store other property operating expenses due to an increase in marketing expenses; and
•
an increase of $0.1 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; partially offset by

•
a decrease of $0.4 million at non-same store properties Valley View Mall and Exton Square Mall.

Property operating expenses increased by $2.5 million, or 3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to:

•
an increase of $1.8 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates;
•
an increase of $0.9 million in same store common area maintenance expense, including a $0.7 million increase in utility expense due to a combination of higher electricity usage and electricity rates, a $0.4 million increase in insurance expense and a $0.3 million increase in repairs and maintenance, partially offset by a $0.5 million decrease in security expense due to negotiated credits with our vendor and a $0.1 million decrease in snow removal expense due to higher snowfall amounts during 2021 across the Mid-Atlantic States; and
•
an increase of $0.5 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; and
•
an increase of $0.1 million in same store other property operating expenses due to an increase in marketing expenses partially offset by a decrease in property legal expense; partially offset by
•
a decrease of $0.8 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.1 million, or 4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to:

•
a decrease of $0.7 million resulting from accelerated amortization of capital improvements associated with store closings during 2021 and a lower net asset base resulting from fully amortized assets; and
•
a decrease of $0.4 million at non-same store properties Exton Square Mall and Valley View Mall.

Depreciation and amortization expense decreased by $3.1 million, or 4%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to:

•
a decrease of $2.1 million resulting from accelerated amortization of capital improvements associated with store closings during 2021 and a lower net asset base resulting from fully amortized assets; and
•
a decrease of $1.0 million at non-same store properties Exton Square Mall and Valley View Mall.

General and Administrative Expenses

General and administrative expenses decreased by $3.5 million, or 24.1%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to lower incentive compensation expenses in 2022 partially offset by higher professional fees in 2022.

General and administrative expenses decreased by $7.6 million, or 19.2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the same factors driving the variance for the three months ended September 30 comparison.

Interest Expense

Interest expense increased by $4.1 million, or 12.5%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to higher weighted average interest rates and higher weighted average debt balances. Our weighted average effective borrowing rate was 8.14% for the three months ended September 30, 2022 compared to 7.00% for the three months ended September 30, 2021. Our weighted average debt balance was $1,795.9 million for the three months ended September 30, 2022, compared to $1,854.3 million for the three months ended September 30, 2021.

Interest expense increased by $5.3 million, or 5.6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 7.30% for the nine months ended September 30, 2022 compared to 6.85% for the nine months ended September 30, 2021. Our weighted average debt balance was $1.837.5 million for the nine months ended September 30, 2022, compared to $1,855.4 million for the nine months ended September 30, 2021.

Reorganization Expenses

For the three and nine months ended September 30, 2022, we have not incurred any reorganization expenses.

For the nine months ended September 30, 2021, we incurred costs and fees of $0.3 million in connection with our efforts to finalize our Financial Restructuring that were directly attributable to our bankruptcy proceedings, which we classified within reorganization expenses in the consolidated statement of operations.

Gain on Debt Extinguishment

For the three and nine months ended September 30, 2022, we did not record any gain on debt extinguishment.

On June 10, 2021, we were notified that the full principal balance and accrued interest on our loan under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security (CARES) Act was forgiven. As a result of the forgiveness, we recorded a gain on debt extinguishment of $4.6 million during the nine months ended September 30, 2021.

Impairment of Assets

During the third quarter of 2022, we entered into a purchase and sale agreement for Cumberland Mall in September 2022 that resulted in a reduced holding period for the property. In September 2022, we also made the determination to reduce the holding period for Plymouth Meeting Mall as a result of our expectation to sell the property. These events triggered an indication of potential impairment. An impairment review and assessment of undiscounted cash flows resulted in impairment losses of $4.8 million and $37.4 million being recorded for Cumberland Mall and Plymouth Meeting Mall, respectively.

During the second quarter of 2021, we entered into a purchase and sale agreement to sell Valley View Center. In connection with this transaction, we recorded an impairment loss of $1.3 million due to excess carrying value over the sale price. In August 2021, we closed on the sale of Valley View Center for $3.5 million with net proceeds of $3.2 million. During the three months ended September 30, 2021, we entered into a purchase and sale agreement to sell a parcel of land next to Monroe Marketplace. In connection with this transaction, we recorded an impairment loss of $0.3 million due to excess carrying value over the sale price.

Equity in Loss of Partnerships

Equity in loss of partnerships was a loss of $2.4 million in the three months ended September 30, 2022 compared to a loss of $1.4 million in the prior year period, reflecting an increase of $1.0 million, or 64.9%. The increase in loss was primarily due to higher interest expense and the sale of Gloucester Premium Outlets in the prior quarter offset by higher real estate revenue across the remainder of our partnership properties in 2022 due to the economic rebound following COVID-19 impact.

Equity in loss of partnerships was a loss of $3.9 million in the nine months ended September 30, 2022 compared to a loss of $2.4 million in the prior year period, reflecting an increase of $1.5 million, or 62.2% due to a lease termination in 2021 at Fashion District Philadelphia and the same factors driving the variance for the three months ended September 30 comparison.

Gain (Loss) on Sales of Real Estate

During the quarter ended September 30, 2022, we closed on the sale of five outparcels for $11.8 million and recorded a gain on sale of $7.4 million in connection with the sales. In June 2022, we closed on the sale of an outparcel at Francis Scott Key Mall for $2.4 million and recorded a gain on sales of real estate of $1.7 million.

In May 2021, we closed on the sale of a parcel of property at Moorestown Mall for $10.1 million. In connection with the sale, we paid a $9.0 million lease termination fee for a portion of the property that was under a lease agreement along with closing costs that resulted in net proceeds of $0.8 million. We recorded a loss on sale of real estate of $1.0 million in connection with the sale. In August 2021, we closed on the sale of Valley View Center for $3.5 million, and recorded a loss on sale of real estate of approximately $0.2 million in connection with the transaction. For the nine months ended September 30, 2021, we recorded a loss on sales of real estate of $1.2 million in connection with the sale.

Gain on Sale of Equity Method Investment

During the nine months ended September 30, 2022, there was a $9.0 million net gain on sale of equity method investment. In June 2022, we closed on the sale of our 25% interest in Gloucester Premium Outlets for $35.4 million for which we recorded a gain on sale of equity method investment of $9.1 million and a subsequent working capital adjustment loss of $0.1 million was recorded in the third quarter of 2022.

There was no gain on sale of equity method investment for the three and nine months ended September 30, 2021.

Gain on Sales of Interests in Non Operating Real Estate

During the three months ended September 30, 2022, we sold an outparcel at the Moorestown Mall for $3.4 million and recorded a gain on sale of $1.8 million.

During the nine months ended September 30, 2022, there was an $10.6 million gain on sales of interests in non-operating real estate. In June 2022, we sold a parcel of land adjacent to Moorestown Mall for $11.8 million for residential development purposes. The gain resulting from the sale was $8.8 million.

There was no gain on sale of interest in non operating real estate for the three and nine months ended September 30, 2021.

Gain on Sale of Preferred Equity Interest

During the three months ended September 30, 2022 there was no gain on sale of preferred equity interest. During the nine months ended September 30, 2022, there was a $3.7 million gain on sale of preferred equity interest in a property that we received in exchange for the sale of a property we previously owned.

There was no gain on sale of preferred equity interest for the three and nine months ended September 30, 2021.

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

To derive the proportionate financial information reflected in the tables below as “unconsolidated,” we multiplied the percentage of our economic interest in each partnership on a property-by-property basis by each line item. Under the partnership agreements relating to our current unconsolidated partnerships with third parties, we own a 40% to 50% economic interest in such partnerships, and there are generally no provisions in such partnership agreements relating to special non-pro rata allocations of income or loss, and there are no preferred or priority returns of capital or other similar provisions. While this method approximates our indirect economic interest in our pro rata share of the revenue and expenses of our unconsolidated partnerships, we do not have a direct legal claim to the assets, liabilities, revenues or expenses of the unconsolidated partnerships beyond our rights as an equity owner in the event of any liquidation of such entity. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. Accordingly, NOI and FFO results based on our share of the results of unconsolidated partnerships do not represent cash generated from our investments in these partnerships.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, other expenses (which includes provision for employee separation expense and project costs), interest expense, reorganization expenses, impairment of assets, equity in loss/income of partnerships, gain on extinguishment of debt, gain/loss on sales of real estate, gain on sale of activity method investee and gain/loss on sale of preferred equity interest.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Net loss	$(71,343)	$(38,398)	$(115,331)	$(107,758)
Other income	(67)	(143)	(377)	(430)
Depreciation and amortization	28,032	29,142	85,524	88,667
General and administrative expenses	10,965	14,453	32,192	39,819
Other expenses	65	66	143	(186)
Interest expense, net	36,481	32,426	100,473	95,135
Reorganization expenses	—	—	—	267
Impairment of assets	42,271	262	42,271	1,564
Equity in loss (income) of partnerships	2,356	1,429	3,939	2,429
Gain on extinguishment of debt	—	—	—	(4,587)
(Gain) loss on sales of interests in real estate	(7,509)	217	(9,210)	1,191
Gain on sale of equity method investment	77	—	(8,976)	—
Gain on sales of real estate by equity method investee	—	10	—	(1,337)
Gain on sales of non-operating real estate	(1,772)	—	(10,527)	—
Gain on sale of preferred equity interest	—	—	(3,688)	—
NOI from consolidated properties	$39,556	$39,464	$116,433	$114,774

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021
Equity in (loss) income of partnerships	$(2,356)	$(1,429)	$(3,939)	$(2,429)
Other income	—	—		—
Depreciation and amortization	2,678	3,095	8,673	9,257
Impairment of assets	—	—	—	265
Interest and other expenses	6,363	5,568	18,215	16,384
NOI from equity method investments at ownership share	$6,685	$7,234	$22,949	$23,477

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended September 30, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$39,536	$38,966	$20	$498	$39,556	$39,464
NOI from equity method investments at ownership share	6,688	6,480	(3)	754	6,685	7,234
Total NOI	46,224	45,446	17	1,252	46,241	46,698
Less: lease termination revenue	50	733	—	146	50	879
Total NOI excluding lease termination revenue	$46,174	$44,713	$17	$1,106	$46,191	$45,819

Total NOI decreased by $0.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to (a) a $0.8 million increase in Same Store NOI and (b) a decrease of $1.2 million in Non Same Store NOI. The increase in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

The table below presents total NOI and total NOI excluding lease termination revenue for the nine months ended September 30, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$117,126	$114,289	$(693)	$485	$116,433	$114,774
NOI from equity method investments at ownership share	21,790	21,499	1,159	1,977	22,949	23,476
Total NOI	138,916	135,788	466	2,462	139,382	138,250
Less: lease termination revenue	2,395	3,903	49	146	2,444	4,049
Total NOI excluding lease termination revenue	$136,521	$131,885	$417	$2,316	$136,938	$134,201

Total NOI increased by $1.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to (a) a $3.1 million increase in Same Store NOI and (b) and a $2.0 million decrease in Non Same Store NOI. The increase in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and nine months ended September 30, 2022 and 2021, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), impairment of assets, provision for employee separation expense, insurance recoveries or losses, net, gain/loss on hedge ineffectiveness, gain on sale of preferred equity interest and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(71,343)	$(38,398)	$(115,331)	$(107,758)
Depreciation and amortization on real estate:
Consolidated properties	27,752	28,812	84,628	87,653
PREIT’s share of equity method investments	2,678	3,095	8,673	9,257
(Gain) loss on sales of interests in real estate	(7,509)	217	(9,210)	1,191
Gain on sale of equity method investment	77	—	(8,976)	—
Gain on sales of real estate by equity method investee	—	10	—	(1,337)
Impairment of Assets:
Consolidated properties	42,271	262	42,271	1,564
PREIT’s share of equity method investments	—	—	—	265
Funds from operations attributable to common shareholders and OP Unit holders	(6,074)	(6,002)	2,055	(9,165)
Provision for employee separation expense	(5)	39	(6)	279
Gain on hedge ineffectiveness	—	(532)	—	(2,329)
Gain on debt extinguishment	—	—	—	(4,587)
Insurance recoveries, net	2	—	2	(670)
Reorganization expenses	—	—	—	267
Gain on sale of preferred equity interest	—	—	(3,688)	—
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(6,077)	$(6,495)	$(1,637)	$(16,205)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(1.13)	$(1.10)	$0.38	$(1.70)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(1.13)	$(1.20)	$(0.30)	$(3.00)
Weighted average number of shares outstanding	5,317	5,279	5,313	5,222
Weighted average effect of full conversion of OP Units	69	82	69	115
Effect of common share equivalents	—	72	—	60
Total weighted average shares outstanding, including OP Units	5,386	5,433	5,382	5,397

(1) Does not include the impact of $6.8 million and $20.5 million of accrued, undeclared and unpaid preferred share dividends for the three and nine months ended September 30, 2022 and 2021, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was a loss of $6.1 million for the three months ended September 30, 2022, an increase of $0.1 million, or 1.2%, compared to a loss of $6.0 million for the three months ended September 30, 2021.

FFO attributable to common shareholders and OP Unit holders was $2.1 million for the nine months ended September 30, 2022, a change of $11.2 million, or 122.4%, compared to a loss of $9.2 million for the nine months ended September 30, 2021. This change was primarily due to:

•
a $3.1 million increase in Same Store NOI primarily due to an increase in net new store openings and lease modifications over the previous twelve months;
•
a $7.6 million decrease in general and administrative expense primarily due to decreased incentive compensation partially offset by increased professional service costs;
•
a $4.6 million decrease on gain on debt extinguishment; and,
•
a $3.7 million increase in gain on sale of preferred equity interest.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(1.13) and $(1.10) for the three months ended September 30, 2022 and 2021, respectively.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $0.38 and $(1.70) for the nine months ended September 30, 2022 and 2021, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(1.13) and $(1.20) for the three months ended September 30, 2022 and 2021, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(0.30) and $(3.00) for the nine months ended September 30, 2022 and 2021, respectively.

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

Capital Resources

We currently expect to meet certain of our short-term liquidity requirements, except for the Fashion District Philadelphia debt that is discussed below, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, assuming extension of the 2022 maturity date and otherwise subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. We expect to spend approximately $5.2 million related to our capital improvements and development projects in 2022. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

We have availability under our revolving facility of $103.9 million as of September 30, 2022. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. In 2022, we executed agreements of sale a number of properties including Cumberland Mall, various outparcels across multiple properties and a former Sears TBA location. The proceeds from the anticipated property sales pursuant to these mall and retail space sale agreements, along with previously executed sale agreements that have not yet closed are expected to provide approximately $130.0 million in gross proceeds which will primarily be used to repay amounts outstanding under our Credit Agreements. We are also in various stages of negotiations for the sale of land parcels for multifamily residential development, the sale of operating retail and outparcel assets and the sale of land parcels for hotel development. Each of these transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in most cases requires zoning variances and similar approvals. We have entered into certain purchase and sales agreements that were subsequently terminated, including an agreement for sale of Exton Square Mall, and closing of the transactions cannot be assured. Additionally, the timing of the transaction completion cannot be estimated with certainty, in particular not all transactions are expected to close in 2022, and many of them are expected to extend into 2023 and 2024.

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
•
costs associated with negotiating and implementing asset dispositions, particularly if delays are experienced or agreements are terminated and new transactions must be pursued;

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

The pandemic’s effect had a significant impact on our operations, financial condition, liquidity and results of operations in 2020, 2021, and the first three quarters of 2022 and its impact is expected to continue through future periods. We believe that our rent collections are probable, but expect that collections will continue to be below our tenants’ rent obligations as long as lingering effects of COVID-19, including continued outbreaks with the emergence of new variants, affect the return of customers to malls and the financial strength of our tenants. While we continue to record rental revenue, the reduced collection levels had impacted our liquidity position and may continue to do so. The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. When LIBOR is phased out and changes implemented, interest rates on our current or future indebtedness may be adversely affected.

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

As of September 30, 2022, we had borrowed $973.3 million under the Term Loans and $26.1 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of September 30, 2022 is net of $1.2 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of September 30, 2022 was $103.9 million.

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

The maturity date of the Credit Agreements is December 10, 2022 (or such earlier date that the obligations under the applicable Credit Agreement have been accelerated), unless extended by one year until December 10, 2023 at our option (the “Maturity Date”). Any such extension would be subject to our fulfillment of certain conditions including maintaining minimum liquidity of $35.0 million, a minimum corporate debt yield of 8.0% and a maximum loan-to-value ratio of 105% for the total first lien and second lien loans and letters of credit and the Borrowing Base Properties as determined by an appraisal (provided that we may obtain a second appraisal of each Borrowing Base Property prepared by a nationally recognized appraisal firm and use the highest appraised value), and provided that no default or event of default exists and our representations and warranties are true in all material respects. In September 2022, we provided notice of our intention to extend the maturity date under the Credit Agreements through December 2023. We believe that we have demonstrated compliance with the criteria above for extension, subject to recalculation of certain debt yield covenants and payment of certain extension fees.

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

Wilmington Savings Fund Society, FSB is Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no letter of credit issuer under the First Lien Revolving Facility, accordingly, we cannot currently access the letters of credit sub-facility.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. The FDP Loan Agreement contains certain covenants typical for loans of its type. The partnership paid down the FDP Loan Agreement balance by $83.1 million in August 2022. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our consolidated financial statements), which had $111.5 million outstanding as of September 30, 2022 (our share of which is $55.8 million). The joint venture also has the outstanding Partnership Loan of $119.1 million outstanding as of September 30, 2022 (our share of which is $59.5 million) and the majority of the proceeds were used to pay down the FDP Term Loan in December 2020 and the remainder was used to fund ongoing capital expenditures at the property as well as accrued interest. We monitor the joint venture's cash flow and its ability to meet its debt service requirements and to comply with the financial covenants under the FDP Loan Agreement. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, we anticipate that we would not be able to satisfy such obligation and that these events would have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements. See Going Concern Considerations section in Note 1 of our audited consolidated financial statements for further information.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of September 30, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $61.6 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.15 per share, $4.05 per share and $3.87 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On December 10, 2021, we entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provided for an extension of the maturity date until December 10, 2022 and had an outstanding balance of $110.7 million as of September 30, 2022. We capitalized $0.3 million of lender fees as additional debt issuance costs in connection with the amendment.

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. At the end of each deferment period, the repayment period spans from four to six months to pay back the deferred amounts. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of September 30, 2022, we had repaid all principal and interest deferrals.

In the second quarter of 2020, we defaulted on the mortgage loan secured by Valley View Mall due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.2 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. In May 2022, the foreclosure proceedings were completed and both the mortgage balance and contract asset related to this mortgage loan were written off. As such, no mortgage balance or contract asset in relation to Valley View Mall remains on our consolidated balance sheet as of September 30, 2022.

In the third quarter of 2022, we defaulted on the mortgage loan secured by Cumberland Mall due to a missed balloon payment of $38.2 million on August 1, 2022. In October 2022, we sold Cumberland Mall and the mortgage loan was paid off in full using net proceeds from the sale.

On August 31, 2022, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall, which had a maturity date of September 1, 2022. The maturity date was extended by one month and subsequently for an additional month through November 1, 2022. As of September 30, 2022, the mortgage loan outstanding balance was $246.5 million. On October 31, 2022, certain of our consolidated subsidiaries entered into a second amendment and extension agreement to extend the maturity date for three months through February 1, 2023 with one option to extend by an additional three month period through May 1, 2023. See Part II, Item 1.A, Risk Factors “Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to the indebtedness.”

Mortgage Loans

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to the year 2025. Seven of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19% and had a weighted average interest rate of 4.48% at September 30, 2022. Three of our mortgage loans bears interest at a variable rates, a portion of which has been swapped to fixed rates, and has a weighted average interest rate of 6.67% at September 30, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.84% at September 30, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of September 30, 2022:

(in thousands of dollars)	Total	Remainder of 2022		2023-2024	2025-2026	Thereafter
Principal payments	$19,316	$1,918		$12,992	$4,406	$—
Balloon payments	743,033	357,165	(1)	174,523	211,345	—
Total	762,349	$359,083		$187,515	$215,751	$—
Less: unamortized debt issuance costs	1,119
Carrying value of mortgage notes payable	$761,230

(1) Includes Cherry Hill Mall mortgage for which, subsequent to the end of the quarter ended September 30, 2022, the maturity was extended through February 1, 2023.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2022 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2022		2023-2024	2025-2026	Thereafter
Mortgage loans	$762,349	$359,083	(1)	$187,515	$215,751	$—
Term Loans	973,388	973,388	(2)		—	—
First Lien Revolving Facility	26,078	26,078		—	—	—
Interest on indebtedness (3)	57,466	21,565		29,520	6,381	—
Operating leases	8,834	249		1,859	1,688	5,038
Ground leases	50,352	396		3,168	3,168	43,620
Finance leases	5,184	247		1,935	1,855	1,147
Development and redevelopment commitments (4)	5,226	4,631		595	—	—
Total	$1,888,877	$1,385,637		$224,592	$228,843	$49,805

(1) Includes Cherry Hill Mall mortgage for which, subsequent to the end of the quarter ended September 30, 2022, the maturity was extended through February 1, 2023.

(2) Includes our First Lien Term Loan of $345.1 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $628.2 million, which includes estimated capitalized PIK interest based on current interest rates. In September 2022, we provided notice of our intention to extend the maturity date under the Credit Agreements through December 2023.

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

Interest Rate Derivative Agreements

As of September 30, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in May 2023 or May 2024. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

On August 24, 2022, we entered into two interest rate swap agreements with a weighted average interest swap rate of 3.59% on a notional amount of $100.0 million maturing on May 24, 2024. We entered into these interest rate swap agreements to hedge the interest payments associated with our variable interest rate mortgage loans. We have assessed the effectiveness of these interest rate swap agreements as hedges at inception and will do so on a quarterly basis.

As of September 30, 2022, we had 9 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $3.5 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations. During the nine months ended September 30, 2022 we had no non-designated swaps mature. As of September 30, 2022, we had no derivatives which were non-designated.

CASH FLOWS

Net cash provided by operating activities totaled $38.4 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $38.2 million for the nine months ended September 30, 2021. This decrease in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the first half of the prior year, which are included in change in other assets in our statement of cash flows.

Cash flows provided by investing activities were $26.6 million for the nine months ended September 30, 2022 compared to cash flows used in investing activities of $15.2 million for the nine months ended September 30, 2021. Cash flows provided by investing activities for the nine months ended September 30, 2022 included $28.1 million in proceeds from sales of real estate and equity method investment, and $2.4 million of proceeds from sale of preferred equity interest partially offset by $2.9 million of additions to construction in progress and $11.5 million of investments in real estate improvements.

Cash flows used in investing activities for the nine months ended September 30, 2021 included $5.5 million of additions to construction in progress and $12.6 million of investments in real estate improvements.

Cash flows used in financing activities were $88.7 million for the nine months ended September 30, 2022 compared to cash flows used in financing activities of $88.7 million for the nine months ended September 30, 2021. Cash flows used in financing activities for the nine months ended September 30, 2022 included $24.8 million of principal payments on mortgage loans, along with $0.4 million of deferred financing costs paid for our Woodland Mall mortgage extension. Aggregate repayments on our First Lien Revolving Facility and Term Loans were $39.7 million and $11.5 million, respectively, during the nine months ended September 30, 2022. Additionally, the value of shares retired under the equity incentive plan, net of shares issued, was $0.8 million.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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
•
our substantial debt, and our ability to satisfy our obligations or refinance our outstanding debt at or prior to maturity, particularly in light of increasing interest rates, and our ability to remain in compliance with our financial covenants under our debt facilities;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2022, our consolidated debt portfolio consisted of $761.2 million of fixed and variable rate mortgage loans (net of debt issuance costs and excluding Cumberland Mall mortgage which was classified as held for sale as of September 30, 2022), $26.1 million outstanding under our First Lien Revolver, which bore interest at a rate of 6.1%, $345.1 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 8.42%, and $628.2 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 10.8%.

Our mortgage loans, which are secured by eight of our consolidated properties, are due in installments over various terms extending to October 2025. Seven of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19%, and had a weighted average interest rate of 4.48% at September 30, 2022. Three of our mortgage loans bears interest at a variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 6.67% at September 30, 2022. The weighted average interest rate of all consolidated mortgage loans was 4.84% at September 30, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate(1)
2022	$586,602	(3)/ (4)	5.26%	$810,116	(2)	10.42%
2023	59,886		3.99%	—		0.00%
2024	106,189		6.83%	21,440		1.19%
2025	215,751		4.02%	—		0.00%
2026 and thereafter	—		—	—		—

(1) Based on the weighted average interest rates in effect as of September 30, 2022 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $673.3 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 10.59% as of September 30, 2022.

(3) Includes Cumberland Mall mortgage of $38.2 million which was classified as held for sale as of September 30, 2022.

(4) Includes Cherry Hill Mall mortgage of $246.5 million for which, subsequent to the end of the quarter ended September 30, 2022, the maturity was extended through February 1, 2023.

As of September 30, 2022, we had $831.6 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of September 30, 2022, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in May 2023 or May 2024. See Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements for a discussion of changes to the designation of certain of our interest rate swap agreements in 2020.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2022 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $2.9 million at September 30, 2022. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $7.0 million at September 30, 2022. Based on the variable rate debt included in our debt portfolio at September 30, 2022, a 100 basis point increase in interest rates would have resulted in an additional $8.3 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $8.3 million annually.

Because the information presented above includes only those exposures that existed as of September 30, 2022, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Management, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to material weaknesses in our internal control over financial reporting which we identified and previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Management’s Remediation Efforts

Management of the Company and the Board of Trustees are committed to maintaining a strong internal control environment and to making further progress in its remediation efforts during 2022. During 2021 and 2022, we commenced efforts at the remediation of a material weakness identified as of December 31, 2020. Our remediation activities that commenced in 2021 and 2022 resulted in attracting and retaining sufficient personnel with requisite financial expertise and appropriately considering risks of fraud, including the possibility of management override of controls and proper segregation of duties, and our remediation activities are ongoing. The Company's 2021 and 2022 remediation measures included the following:

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

Changes in Internal Control over Financial Reporting

Other than our actions to remediate the material weaknesses relating to our internal controls over financial reporting as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations. The following is an update to the Company's risk factors and should be read in conjunction with the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Our common shares and preferred shares could be promptly suspended and delisted from the NYSE if we were to fail to meet certain of the NYSE's continued listing standards, which could have a material adverse effect on our business.

Our common shares and preferred shares are listed on the NYSE and, as such, are subject to the exchange’s listing standards, In June 2022, the Company effected a one-for-fifteen reverse share split of its common shares, primarily to bring the Company into compliance with the minimum bid price requirement for maintaining its listing on the NYSE, and on July 1, 2022, the Company received notice from the NYSE that it had regained compliance with the minimum bid price requirement. Notwithstanding the reverse share split, there is no assurance that the Company’s securities will remain in compliance with the NYSE’s listing standards or that its securities will remain listed on the NYSE. In particular, in light of the Company’s reduced number of common shares outstanding and trading price, there is a risk that our average global market capitalization over a consecutive 30 trading-day period could fall below $15.0 million, in which case we would no longer be in compliance with the NYSE’s minimum average global market capitalization continued listing standards set forth in Section 802.01B of the NYSE’s Listed Company Manual. If our average global market capitalization over a consecutive 30 trading-day period drops below $15.0 million, the NYSE will promptly initiate delisting proceedings with respect to our common shares and preferred shares without providing us with an opportunity to cure such non-compliance. The delisting of our common shares and preferred shares could have a material adverse effect on our business, by, among other things:

•
reducing the liquidity and market price of our common shares and preferred shares;
•
reducing the number of investors willing to hold or acquire our common shares and preferred shares;
•
limiting our ability to issue additional securities or obtain additional financing in the future;
•
causing us reputational harm with investors, our employees, and parties conducting business with us; and
•
reducing our ability to retain, recruit and motivate our trustees, officers and employees.

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

Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on our business. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us. As a result, our substantial secured indebtedness could have a material adverse effect on our business. For example, we have recently been able to extend the maturity of our subsidiaries’ mortgage loan secured by Cherry Hill Mall, but no assurance can be provided that we would be able to do so in the future at its extended maturity date or for other properties when their mortgage loans mature, in which case our subsidiaries may be unable to meet their payment obligations when due and the lenders may seek to exercise remedies, including foreclosing on the applicable property.

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

As of September 30, 2022, our mortgage loans are secured by eight of our consolidated properties and are due in installments over various terms extending to the year 2025. Also, we estimate that we will need $5.2 million of additional capital to complete our current redevelopment projects, including the completion of redevelopment at FDP, which opened on September 19, 2019. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

If our mortgage loans and other debts cannot be repaid in full, refinanced or extended at maturity on acceptable terms, or at all, a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies, or we might be forced to dispose of one or more of our properties on unfavorable terms. For example, we have recently been able to extend the maturity of our subsidiaries’ mortgage loan secured by Cherry Hill Mall, but no assurance can be provided that we would be able to do so in the future at its extended maturity date or for other properties when their mortgage loans mature, in which case our subsidiaries may be unable to meet their payment obligations when due and the lenders may seek to exercise remedies, including foreclosing on the applicable property. In certain circumstances, any of these events or combination of events, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three and nine months ended September 30, 2022.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.4609 per share, $0.45 per share and $0.4297 per share, respectively. As of November 8, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $61.6 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.15 per share, $4.05 per share and $3.87 per share, respectively.

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

10.1*

Loan Extension and Modification Agreement, dated as of August 31, 2022, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance and Annuity Association of America (filed herewith).

10.2*

Second Loan Extension and Modification Agreement, dated as of October 31, 2022, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance and Annuity Association of America (filed herewith).

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	November 8, 2022	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

Date:	November 8, 2022	By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

Date:	November 8, 2022	By:	/s/ Sathana Semonsky
Sathana Semonsky
Vice President and Chief Accounting Officer