Form 10-K
period 2022-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2023-03-27
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Commerce Square 2005 Market Street, Suite 1000 Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Beneficial Interest, par value $1.00 per share	PRET	*
Series B Preferred Shares, par value $0.01 per share	PRETL	*
Series C Preferred Shares, par value $0.01 per share	PRETM	*
Series D Preferred Shares, par value $0.01 per share	PRETN	*

*Pennsylvania Real Estate Investment Trust's securities began trading exclusively on the over-the-counter market on December 16, 2022 under the symbols PRET, PRETL, PRETM, and PRETN.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value, as of June 30, 2022, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $17.4 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

On March 17, 2023, 5,340,735 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to regulation 14A relating to its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” ”expect,” "project," “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•
the effectiveness of our financial restructuring and any additional strategies that we may employ to address our liquidity and capital resources in the future;
•
our ability to achieve forecasted revenue and pro forma leverage ratio and generate free cash flow to further reduce indebtedness;
•
our substantial debt, and our ability to satisfy our obligations or extend the maturity of or refinance our outstanding debt at or prior to maturity, particularly in light of increasing interest rates, and our ability to remain in compliance with our financial covenants under our debt facilities;
•
the COVID-19 global pandemic and the public health and governmental response, which have created periods of significant economic disruption and also have and may continue to exacerbate many of the risks listed herein;
•
changes in the retail and real estate industries, including bankruptcies, consolidation and store closings, particularly among anchor tenants;
•
changes in economic conditions, including unemployment rates and its effects on consumer confidence and spending, supply chain challenges, the current inflationary environment, the potential for recession and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. The principal risks and uncertainties affecting our business include the following:

•
The COVID-19 pandemic has had an adverse effect on our business and our tenant's business. The future extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.
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
•
Approximately 42.8% of our non-anchor leases expire in 2023 or 2024 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.
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
•
Acts of violence or war or other terrorist activity, or social unrest and acts of vandalism or violence, including at our properties, could adversely affect our financial condition and results of operations.
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
•
We could face adverse consequences as a result of activist shareholders.
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
•
Our common shares and preferred shares have been delisted from the NYSE and trading of all our shares has moved to the OTCQB marketplace, which may adversely affect the trading price and liquidity of our capital stock, hinder our ability to raise further capital and have other negative results.
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
•
There is a risk of changes in tax law applicable to REITS or our tenants. We could face possible adverse federal, state and local tax audits and changes in state and local tax laws, which might result in an increase in our tax liability.

PART I

ITEM 1. BUSINESS.

OVERVIEW

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 23 retail properties, of which 22 are operating properties and one is a development property. The 22 operating properties include 19 shopping malls and three other retail properties, have a total of 18.3 million square feet and are located in eight states. We and partnerships in which we hold an interest own 14.1 million square feet at these properties (excluding space owned by anchors or third parties). There are 16 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 13.7 million square feet, of which we own 10.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and excluding properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. “Core Malls” excludes Exton Square Mall and Valley View Mall, as well as power centers, and Cumberland Mall and our interest in Gloucester Premium Outlets, which were both sold in 2022. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale was completed in May 2022 for Valley View Mall and we no longer operate the property.

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

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, acquisition, redevelopment, and disposition of shopping malls. We believe our distinctive real estate is at the forefront of enabling communities to flourish through the built environment by providing opportunities to create vibrant multi-use destinations. In general, our malls include carefully curated retail and lifestyle offerings, including national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences. In recent years, we have increased the portion of our mall properties that are leased to non-traditional mall tenants, including life sciences, healthcare, supermarkets, fulfillment centers and self-storage facilities. Approximately 27.7% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion.

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

The largest core mall in our retail portfolio is 1.4 million square feet and contains 175 stores, and the smallest core mall is 0.5 million square feet and contains 78 stores. The other properties in our retail portfolio range from 463,000 to 778,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay minimum rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In 2022, 78% of the new leases that we signed contained scheduled rent increases, and these increases, which are typically scheduled to occur between two and four times during the term, ranged from 1.5% to 10.0%, with approximately 93% ranging from 2.0% to 4.0%. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue.

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

Liquidity. As of December 31, 2022, our consolidated balance sheet reflected $22.9 million in cash and cash equivalents. We believe that this amount and future net cash provided by operations, together with the available credit under the First Lien Revolving Facility (as defined below and assuming continued compliance with the financial covenants thereunder) and other sources of capital, does not provide sufficient liquidity to meet our liquidity requirements in the short term, including for one year from the filing of this Annual Report on Form 10-K. See “Item 1A, Risk Factors. Risks Related to Our Indebtedness and Financing – We have determined that there is substantial doubt about our ability to continue as a going concern.”

Capital Recycling. We regularly conduct portfolio property reviews and, if appropriate, we seek to dispose of malls, other retail properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects, and for other corporate purposes. Since the beginning of 2022, the Company sold assets generating over $141 million in gross proceeds, which were used to repay debt. In August 2020, we derecognized the assets of Valley View Mall and the foreclosure sale process was completed in 2022. We have executed agreements of sale for a hotel site and a multifamily development at one of our malls that we expect to close in 2023.

We expect to continue to look for opportunities to sell non-core assets, including land parcels, to residential, hotel and office developers at some of our mall properties.

Raising the Overall Level of Quality of Our Portfolio and of Individual Properties in Our Portfolio

Portfolio Actions. We continue to refine our collection of properties to enhance the overall quality of the portfolio. We seek to have a portfolio that derives most of its Net Operating Income (“NOI”) (a non-GAAP measure; as defined below) from higher productivity properties and from properties located in major metropolitan markets. We hold ownership interests in nine properties in the Philadelphia metro area, four properties in the Washington, D.C. metro area and one property in the Boston-Providence metro area. One method we have used and continue to use for raising the level of quality of our portfolio is disposing of assets that had certain economic features, such as sales productivity or occupancy levels below the average for our portfolio and significantly lower expected income due to anchor closures. We currently have one non-core mall (“Non-Core Malls”), Exton Square Mall, which we designated as a Non-Core Mall in 2018 because we have completed the first phase of a redevelopment with the opening of Whole Foods and the sale of a land parcel to a multifamily developer as part of our densification effort (as discussed below), and are continuing to consider the possible inclusion of other non-retail uses on the site. A second Non-Core Mall, Valley View Mall, was derecognized in the third quarter of 2020 and the foreclosure sale was completed in 2022.

Redevelopment. We might also seek to improve particular properties, to increase the potential value of properties in our portfolio, and to maintain or enhance their competitive positions by redeveloping them. We do so in order to make the properties more attractive to customers and retailers, which we expect to lead to increases in shopper traffic, sales, occupancy and rental rates. Redevelopments are generally more involved than strategic property plans or remerchandising programs and require the investment of capital. We give redevelopment priority to properties in our portfolio that are of a higher quality and where we anticipate the redevelopment can be economically transformative. Our property redevelopments focus primarily on anchor replacement and remerchandising, as we believe these activities can help position us to optimize our financial returns.

Densification. We seek to maximize the value of our retail properties by adding other uses where appropriate. We believe that by incorporating residential, hotel or office uses into some of our retail properties, we will increase the value of those properties. The addition of other property types to our sites may provide synergies to both the retail and non-retail uses. The presence of residents, hotel guests or office workers in close proximity to the retail center may result in additional visits to the retail property. In 2022, we closed on the sale of a land parcel for multifamily development at one of our properties. We have executed agreements of sale for a hotel site and a multifamily development at one of our malls that we expect to close in 2023. The closing of these transactions is subject to numerous closing conditions and cannot be assured and the timing of the anticipated closing is subject to change.

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

Mall-Specific Plans. We seek to unlock value in our portfolio through a variety of targeted efforts at our properties. We believe that certain of our properties, including those in trade areas around major cities or those which are leading properties in secondary markets, can benefit from strategic remerchandising strategies, including, for example, selective re-tenanting of certain spaces in certain properties with higher quality, better-matched tenants. Based on the demographics of the trade area or the relevant competition, we believe that this subset of properties provides opportunities for meaningful value creation at the property level. We believe that we can successfully implement particular strategies at these assets by incorporating in-demand uses such as dining, entertainment and fitness, by adding discount, specialty, fast fashion and native internet retailer tenants, and by closing, relocating and right-sizing certain existing mall tenants. Some examples of in-demand tenants include Apple, Burlington, Dick's Sporting Goods, and The Cheesecake Factory. We also continuously work to optimize the match between the demographics of the trade area, such as the household income level, and the nature and mix of tenants at such properties. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. We believe that these approaches can attract more national and other tenants to the property and can lead to higher occupancy and NOI.

Shopper Experiences. In addition to such property-wide remerchandising efforts, we also seek to offer unique shopper experiences at our properties by having tenants that provide products, services or interactions that are unlike other offerings in the trade area. We seek to add first-to-market tenants, dining and entertainment options, beauty and fashion purveyors, off-price retail, traditionally online retailers and health and fitness destinations such as Legoland Discovery Center, Peloton, Ulta, HomeSense, and Dave & Buster's, among others, as well as to provide amenities like children’s play areas and mall shopping smartphone apps.

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

In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we have leased the space to Turn 7, which opened in the fourth quarter of 2021. Sears closed its stores at Moorestown Mall and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at Jacksonville Mall. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. Sears at the Francis Scott Key Mall closed in 2023. Sears remains financially obligated for this space and has plans on repurposing the building.

In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at the Mall at Prince Georges in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021. The former J.C. Penney location at Willow Grove Park has been leased to Tilted 10 and is expected to fully open in mid 2023. The Mall at Prince George's location has been downsized as part of the multifamily development efforts and we are marketing the former J.C. Penney space to prospective tenants.

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

To fund the capital necessary to replace anchors, we expect to use a variety of means available to us, subject to and in accordance with the terms of our credit agreements. These steps might include (i) making additional borrowings under our credit agreements (assuming availability and continued compliance with the financial covenants thereunder), (ii) obtaining construction loans on specific projects, (iii) selling properties or interests in properties with values in excess of their mortgage loans (if applicable) and applying the excess proceeds to fund capital expenditures or for debt reduction, or (iv) obtaining capital from joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs.

Improving the Operating Results of Our Properties

We aim to improve the overall operational performance of our portfolio of properties with a multi-pronged approach.

Occupancy. We continue to work to increase non-anchor and total occupancy in our properties. From 2021 to 2022, total occupancy for our retail portfolio including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement) increased 240 basis points to 92.8%, and total occupancy at our “Core Malls” increased 150 basis points to 94.8%.

Key Tenants; Mall Leasing. We continue to recruit, and expand our relationships with, certain high profile retailers, and to initiate and expand our relationships with other quality and first-to-market retailers or concepts. We coordinate closely with tenants on new store locations in an effort to position our properties for our tenants’ latest concept or store prototype, in order to drive traffic to our malls and stimulate customer spending. We believe that increasing our occupancy in ways that are tailored to particular properties will be helpful to our leasing efforts and will help increase rental rates and tenant sales. We have also diversified the mix of tenants within our portfolio, with approximately 27.7% of our mall space committed to non traditional tenants offering services such as dining and entertainment, health and wellness, off price retail and fast fashion.

Rental Rates and Releasing Spreads. Although we have been taking steps to seek positive rent spreads as we renew leases and enter into new leases, during the challenging 2022 operating environment, total renewal spreads improved 1.1% on all non-anchor leases as compared to the renewal spreads on all non-anchor leases in 2021. We believe that the disposition of less productive assets has helped improve our negotiating position with retailers with multiple stores in our portfolio, and potentially enable us to obtain higher rental rates from them at our remaining properties.

Specialty Leasing and Partnership Marketing. Some spaces at our properties might be available for a shorter period of time, pending a lease with a permanent tenant or in connection with a redevelopment. We strive to manage the use of this space through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period when a space is not subject to a longer term lease.

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

External Opportunities. Although it is not currently a primary focus, we may continue to seek to acquire, in an opportunistic, selective and disciplined manner, properties that are well-located, that are in trade areas with growing or stable demographics, that have operating metrics that are better than or equal to our existing portfolio averages, and that we believe have strong potential for increased cash flows and appreciation in value if we call upon our relationships with retailers and apply our skills in asset management and redevelopment. We could also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio, in order to gain greater control over the merchandising and tenant mix of a property. Taking advantage of any acquisition opportunities may involve some use of debt or equity capital.

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

RECENT DEVELOPMENTS

Financial Restructuring

On October 7, 2020, we and certain of our wholly owned direct and indirect subsidiaries (collectively, the "Company Parties") entered into a Restructuring Support Agreement (the "RSA"), which contemplated agreed-upon terms for a financial restructuring of the then-existing debt and certain other obligations of the Company Parties (collectively with the following events, the "Financial Restructuring"). On November 1, 2020, we and certain of our wholly owned subsidiaries commenced voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under the caption In re Pennsylvania Real Estate Investment Trust, et al. and filed our prepackaged chapter 11 plan of reorganization (the "Plan") with the Bankruptcy Court. On November 30, 2020, the Bankruptcy Court entered an order confirming the Plan. The Plan became effective and we subsequently emerged from bankruptcy on December 10, 2020.

As part of the Plan, we entered into (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), as well as (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Credit Agreements”) for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). For a detailed description of the terms of our Credit Agreements, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and Note 4 to our consolidated financial statements.

The final decree closing the bankruptcy case was entered by the Bankruptcy Court on March 11, 2021.

Operating Performance

Our net loss increased by $14.7 million to a net loss of $150.6 million for the year ended December 31, 2022 from a net loss of $135.9 million for the year ended December 31, 2021. The change in our 2022 results of operations was primarily due to (a) an increase of $34.2 million in impairment of assets due to the write down of Plymouth Meeting Mall and Cumberland Mall; and (b) an increase of $13.7 million of interest expense driven by higher interest rates on our Credit Agreements, partially offset by: (a) an increase in gain on sale of interest in real estate of $12.0 million; (b) an increase in gain on sales of non-operating real estate of $10.5 million; (c) an increase in gain on sale of equity method investment of $9.0 million; (d) an increase in gain on sale of preferred equity interest of $3.7 million; and (e) an increase in lease revenue of $1.7 million.

Funds From Operations (“FFO”), a non-GAAP measure, decreased 167.1% from the prior year, and FFO as adjusted, also a non-GAAP measure, decreased 110.7% from the prior year. Adjustments to FFO included a provision for employee separation and gain on sale of preferred equity interest. FFO as adjusted per diluted share decreased 111.6% from 2021.

Same Store net operating income (“Same Store NOI”), a non-GAAP measure, decreased 0.9% over the prior year. Same Store NOI, excluding lease termination revenue, decreased 0.3% compared to 2021.

Renewal spreads at our properties increased 3.9% on non-anchor leases under 10,000 square feet and decreased 5.9% for non-anchor leases of at least 10,000 square feet.

Retail portfolio occupancy at December 31, 2022 was 92.8%, an increase of 240 basis points compared to 2021. Non-anchor occupancy was 91.3%, an increase of 360 basis points compared to 2021. Core Mall occupancy was 94.8%, an increase of 150 basis points compared to 2021. Core Mall non-anchor occupancy was 92.1%, an increase of 240 basis points compared to 2021.

Descriptions of each non-GAAP measure mentioned above, NOI, Same Store NOI, FFO, FFO, as adjusted, and FFO as adjusted per diluted share, as well as the related reconciliation to the comparable GAAP measures, are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—NON-GAAP SUPPLEMENTAL FINANCIAL MEASURES”.

Financing Activity

As described above, in connection with our financial restructuring and emergence from the Chapter 11 Cases, we entered into two secured credit agreements: (a) the First Lien Credit Agreement, which includes (i) the First Lien Revolving Facility and (ii) the First Lien Term Loan Facility, and (b) the Second Lien Credit Agreement, which includes the Second Lien Term Loan Facility. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” As described further above and in Note 4 to our consolidated financial statements, the Credit Agreements refinanced the credit agreements that were outstanding prior to the Effective Date, pursuant to the terms of the Plan, and those credit agreements previously in effect were cancelled as of the Effective Date. As of December 31, 2022, aggregate borrowings under the Credit Agreements were as follows: (a) $22.5 million under the First Lien Revolving Facility, (b) $332.1 million under the First Lien Term Loan Facility, and (c) $647.1 million under the Second Lien Term Loan Facility. The loans under the Credit Agreements mature and come due in December 2023. For a detailed description of the terms of our Credit Agreements, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements” and Note 4 to our consolidated financial statements.

PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and Macerich, previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. In addition, subsequent payments were made on the FDP Loan Agreement in 2022 and 2023 as described in "Item 7. Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Agreements - FDP Loan Agreement" and Note 3 to our consolidated financial statements. The joint venture must repay the Partnership Loan plus 15% accrued interest to the Macerich lender prior to the resumption of 50/50 cash distributions to us and Macerich. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. For a description of the terms of the FDP Loan Agreement, see “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreements—FDP Loan Agreement” and Note 3 to our consolidated financial statements.

Mortgage Loan Activity. During the year ended December 31, 2022, we executed loan modification agreements for our mortgage loans secured consolidated properties Cherry Hill Mall and Woodland Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well. Certain of these loan modification agreements also impose certain additional informational reporting requirements during the applicable modification periods. As described below, these mortgage loans mature in 2023.

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

We have three wholly-owned property mortgage loans maturing in 2023. While mortgage interest rates continue to rise, we intend to continue to seek to extend the maturity dates of our mortgage loans to the maximum extent possible, or to replace them with longer term mortgage loans. In October 2022, we amended our Cherry Hill Mall mortgage loan to provide an extension option through February 1, 2023 with one option to extend by an additional three-month period through May 1, 2023. In January 2023, we elected to extend the maturity date to May 1, 2023. In December 2022, we amended our Woodland Mall mortgage loan to provide for an extension option, extending the maturity date to June 10, 2023, with an option to extend by an additional four-month period through October 5, 2023. The Dartmouth Mall mortgage loan maturity date is April 1, 2023 with no current options to extend. We are currently pursuing all options related to the debt at these properties.

Additionally, our Credit Agreements mature and our payment obligations thereunder come due on December 10, 2023, and the agreements do not provide an agreed-upon option for extension. We are exploring all options to address the upcoming maturities, including refinancing, selling assets and engaging in discussions with the participating lenders in our credit facilities.

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

Aggregate borrowing capacity under our First Lien Revolving Facility is $130.0 million. The maximum amount that was available to be borrowed by us under our First Lien Revolving Facility as of December 31, 2022 was $107.5 million. As of the filing date of this Annual Report on Form 10-K, $22.5 million was outstanding under the First Lien Revolving Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us, the market for our securities at the time or times we need capital and prevailing conditions in the capital and credit markets, among other things. We believe that we will have adequate access to capital to fund the remaining cost of our redevelopment program, which we currently estimate to be $3.7 million. Our continued ability to borrow under the Credit Agreements and any other indebtedness that we have or may obtain will be subject to compliance with the covenants in the Credit Agreements or in the debt agreement governing such other indebtedness. These covenants impose restrictions that limit our ability to raise capital, including by requiring us to use cash proceeds from certain capital events to prepay our debt in certain circumstances. Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt. Furthermore, as a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2022, held a 98.7% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements (collectively, “partnerships”). PREIT Associates’ direct or indirect economic interest in the properties ranges from 40% or 50% (for seven partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

SUSTAINABILITY

We strive to be socially and environmentally conscious. We have the capacity to produce more than 7.7 million kilowatt hours of electricity per year from solar arrays at five of our properties. The annual environmental benefit accrued through the production of renewable energy at these five properties is equivalent to a reduction in greenhouse gas emissions from more than 1,200 passenger vehicles. Over 85% of our centers' rooftops contain at least a portion of white roofs, which reflect sunlight and prevent heat caused roof damage and reduce summer energy usage. We have installed energy-efficient lighting at over half of our properties, which is expected to reduce our energy usage. We also currently offer 74 electric vehicle charging stations across our properties with nine additional under construction.

HUMAN CAPITAL

As of December 31, 2022, we had 155 employees at our properties and corporate office, of which 149 are considered full-time employees.

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

We embrace diversity as valuable to a well-functioning company and provide equal opportunities without regard to race, color, religion, national origin, age, sexual orientation, gender/gender identity, disability, status as a protected veteran, or any other characteristic protected by applicable federal, state and local laws. We also endeavor to maintain workplaces that are free from discrimination or harassment on the basis of any such status or characteristic. In 2021 and 2022, black-owned business showcases were hosted by several properties. Additionally, we continue to support and highlight black-owned businesses throughout our portfolio. As we seek to cultivate a more diverse base of tenancy, we increased the presence of black-owned retailers at our properties by 14% in 2022.

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

The health and safety of our employees is a high priority. In protecting our employees’ safety, in response to COVID-19, we have invested in additional measures to create safe work environments for our employees such as additional work from home flexibility, increased cleaning protocols, and enhanced communication and engagement regarding Company responses to the pandemic. We also offer various wellness initiatives for our employees.

Additionally, we are committed to sustainability and giving back to the communities in which we operate. In 2022, our properties supported several charitable organizations, hosting blood and food drives, among other community-facing initiatives. Our corporate giving program raised funds and awareness for various charitable and non-profit organizations.

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

CORPORATE HEADQUARTERS

Our principal executive offices are currently located at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania 19103, which we lease pursuant to a lease agreement with Brandywine Realty Trust. A member of our Board of Trustees is also a trustee of Brandywine Realty Trust.

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

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

The COVID-19 pandemic has had an adverse effect on our business and our tenants' business. The future extent and duration of such effects are uncertain. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

The impacts of the COVID-19 pandemic that began in early 2020 had an adverse impact on our business and those of our tenants. Uncertainty still surrounds the COVID-19 pandemic and its potential effects. The severity and length of the impact of the COVID-19 pandemic on the United States and world economies is uncertain and could result in a more severe world-wide economic downturn. Our business is subject to risks related to the effects of COVID-19 which could drive inflation, adversely affect trading activity in securities markets, which could negatively impact the trading prices of our common shares and our ability to access the securities markets as a source of liquidity. COVID-19 may also continue to cause supply chain disruption that could impact our densification efforts or negatively impact our tenants.

The significance of COVID-19 on our business will continue to depend on, among other things, the severity of the disease and the number of people infected with the virus, and certain variants thereof, vaccination rates in regions in which our properties are located, and the potential revival of restrictive measures taken by governmental authorities and other third parties and the length of time that such measures would remain in place, all of which could vary by geographic region in which our properties are located. While we and many of our tenants have experienced an adverse impact on our business, financial condition, liquidity and results of operations, we cannot estimate the extent to which COVID-19 will impact our future business, financial condition, liquidity or results of operations. Additionally, other future global health crises could result in significant effects on regional and global economies and on our business, financial condition, liquidity and results of operations.

We emerged from bankruptcy in 2020, which could adversely affect our business and relationships.

We emerged from bankruptcy at the end of 2020 and the final decree closing our bankruptcy case was entered by the United States Bankruptcy Court for the District of Delaware in March 2021. This recent bankruptcy filing and emergence from chapter 11 bankruptcy proceedings could adversely affect our business and relationships with tenants, employees and other constituents and, particularly, their willingness to do business with us. Due to uncertainties, many risks exist, including the following:

•
our ability to renew existing leases and compete for new business may be adversely affected;
•
our ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•
employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•
our ability to attract and retain tenants may be negatively impacted;
•
suppliers of our redevelopment and other projects could terminate their relationship or require financial assurances or enhanced performance; and
•
our lenders may be unwilling to extend credit, or extend or refinance our indebtedness at maturity on favorable terms or at all.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation.

Store closings, leasing and construction delays, lease terminations, tenant financial difficulties and tenant bankruptcies have in the past and could in the future adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Any of our tenants might enter into or renew leases with relatively shorter terms. Tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants, and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, therefore, as we have experienced in the past, the effect of any bankruptcy or store closing of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. There are also a number of tenants that are based outside the U.S., and these tenants are affected by economic conditions in the country where their headquarters are located and internationally. In addition, under some of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales, including due to factors such as tenants’ failure to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, could directly affect our results of operations, and in some cases allow these tenants to cancel their leases pursuant to a sales termination clause. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject its leases, and we cannot be sure that it will assume its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages in connection with such past-due balances in addition to the rejection damages, which amounts are likely to be less than the full amount owed to us for the rest of the lease term. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, at attractive rates, or at all. We may also need to incur significant expenses to re-let the space. In addition, such a scenario with one tenant could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent to be paid. Any unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which could adversely affect our financial condition and results of operations. In some instances, retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants that have been adversely affected by challenging economic conditions, which has been exacerbated by the impacts of the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview—Current Economic and Industry Conditions and Impact of COVID-19” for information regarding tenants in bankruptcy. Tenant bankruptcies and liquidations have adversely affected, and are likely in the future to adversely affect, our financial condition and results of operations.

Changes in the retail industry, particularly among anchor tenant retailers, could adversely affect our results of operations and financial condition.

The income we generate depends in part on our anchor or other major tenants’ ability to attract customers to our properties and generate traffic, which affects the property’s ability to attract non-anchor tenants, and thus the revenue generated by the property. In connection with economic conditions and other changes in the retail industry, traditional mall tenants, including department store anchors and smaller format retail tenants, face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, changes resulting from the COVID-19 pandemic, the expansion of outlet centers, and declining mall traffic, among other factors. As a result, some anchor tenant retailers have experienced decreases in operating performance, and in response, they are contemplating strategic, operational and other changes. The strategic and operational changes being considered by anchor tenants include subleasing, combinations and other consolidation designed to increase scale, leverage with suppliers like landlords, and other efficiencies, which might result in the restructuring of these companies and which could involve withdrawal from certain geographic areas, such as secondary or tertiary trade areas, or the closure or sale of stores operated by them. Further, our tenants may fail to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape, which could result in an increase in store closings, tenant bankruptcies or requests for rent relief, particularly among anchor tenants. We have been affected by anchor store closings in the past and cannot assure you that there will not be additional store closings by any anchor or other tenant in the future, which could affect our results of operations and cash flows. Although we have adapted and continue to evolve our business to reduce reliance on traditional anchor department stores, closure of one or more anchor stores would have a negative effect on the affected properties, on our portfolio and on our results of operations. In addition, a lease termination by an anchor for any reason, a failure by an anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction (i.e., co-tenancy provisions) if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or non-anchor stores in a timely manner, or at all. If a large number of anchor stores close in a particular region, competition to fill these vacancies could cause us to lease space at lower rates than we would otherwise seek, which could negatively affect our results of operations. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Approximately 42.8% of our non-anchor leases expire in 2023 or 2024 or are in holdover status, and if we are unable to renew these leases or re-lease the space covered by these leases on equivalent terms, we might experience reduced occupancy and traffic at our properties and lower rental revenue, net operating income and cash flows.

The current conditions in the economy, including inflationary trends, rising interest rates and changes in the means and patterns of consumer behavior generally, which have been accelerated by the impact of the COVID-19 pandemic, coupled with U.S. federal budget concerns, the potential for conflict with regard to increasing the U.S. government debt limit and the possibility of recession or the U.S. government defaulting on its debt obligations, may affect employment growth and cause fluctuations and variations in retail sales, consumer confidence and consumer spending on retail goods. The weaker operating performance of certain retailers, combined in some circumstances with overleveraged retailer balance sheets in recent years has resulted in bankruptcies, store closings, consolidations of operations, and in delays or deferred decisions regarding the openings of new retail stores at some of our properties and affected renewals of both anchor and non-anchor leases. In recent years, partially because of the economic environment, we frequently renewed leases with terms of one year, two years or three years, rather than the more typical five years or ten years. These shorter term leases enabled both the tenant and us, before entering into a longer term lease, to evaluate the advantages and disadvantages of a longer term lease at a later time in the economic cycle, at least in part with the expectation that there will be greater visibility into future conditions in the economy and future trends. As a result, we have a substantial number of such leases that are in holdover status or will expire in the next few years, including some leases with our top 20 tenants, and including both anchor and non-anchor leases. See “Item 2. Properties—Retail Lease Expiration Schedule” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity.” Although leasing activity was generally strong in 2022, we might not be successful in renewing the leases for, or re-leasing, the space covered by leases that are in holdover status or that are expiring in 2023, or obtaining positive rent renewal spreads, or even renewing the leases on terms comparable to those of the expiring leases. If we are not successful, we will be likely to experience reduced occupancy, traffic, rental revenue and net operating income, which could have a material adverse effect on our financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, and our stock price.

As further described in Part II, Item 9A of this report, in the course of completing our assessment of internal control over financial reporting for the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This material weakness related to the review of journal entries. Specifically, we identified segregation of duties conflicts in certain authorizations and permissions that impacted the effectiveness of certain other business process-level control activities and the reliability of data used in the operation of those control activities.

Management believes that it has made progress in its remediation efforts, however, as further described in Part II, Item 9A of this report, the Company has not yet fully remediated its material weakness as of December 31, 2022. Until our remediation plan is operating effectively, management will continue to monitor and evaluate the remediation steps. Management has concluded that, because of the material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. If our remediation plan is ineffective, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which, if not agreed to, could adversely impact our liquidity and financial condition. Among other adverse consequences, investors could lose confidence in our reported financial information, which could lead to a decline in our stock price. In addition, we could be subjected to regulatory or other scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources. We could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. There can be no assurance that we will not conclude in the future that the material weaknesses continue to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

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
•
timing delays, supply chain constraints, weather, inflation, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;
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

For example, we, along with our joint venture partner, The Macerich Company, undertook the significant redevelopment of the Fashion District Philadelphia (“FDP”). FDP opened in 2019, but stabilization has not yet been achieved. Although FDP is expected to generate a positive contribution and provide for future growth, operating FDP involves a number of risks, and in 2020 we recorded a non-cash impairment to our investment in FDP of $148.5 million. Additionally, in connection with our restructuring in 2020, Macerich now substantially controls the joint venture’s operations and, subject to limited exceptions, controls major decisions. If we are unable to realize the expected benefits of our investment in this joint venture, our financial results could be adversely affected.

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

The complex nature of redevelopment and development projects calls for substantial management time, attention and skill. Some of our redevelopment and development projects currently, and in the future, are likely to involve mixed uses of the properties, including residential, office and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. When a development or redevelopment project includes a non-retail use, we generally seek to sell the rights to that component to a third-party developer with experience in that use, or we seek to partner with such a developer. If we are not able to sell the rights to, or partner with, such a developer, or if we choose to develop the other component ourselves, we would face not only to those risks typically associated with the development of commercial real estate generally, and of retail real estate, but also to specific risks associated with the development, ownership and property management of non-retail real estate, such as the demand for residential or office space of the types to be developed and the effects of general economic conditions on such property types, as opposed to the effects on retail real estate, with which we are more familiar. Also, if we pursue a redevelopment or development project with a different or unique aspect, such as a project in a dense city location like the redevelopment of FDP, either in a partnership with another developer (like with Macerich for FDP) or ourselves, we would be, and are, exposed to the particular risks associated with the unique aspect such as, in the case of dense city projects, differences in the entitlements process, different types of responses by particular stakeholders and different involvement and priorities of local, state and federal government entities.

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

Expense reimbursements are relatively low and might continue to be relatively low. Also, particularly in light of inflationary pressures, operating expenses may increase in the future, reducing our cash flows.

Our leases have historically provided that the tenant is liable for a portion of common area maintenance (“CAM”) costs, real estate taxes and other operating expenses. If these expenses increase, then under such provisions, the tenant’s portion of such expenses also increases. Our new leases are continuing to incorporate terms providing for fixed CAM reimbursement or caps on the rate of annual increases in CAM reimbursement. In these cases, a tenant will pay a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, and to the extent that any new fixed CAM reimbursement provision sets an amount below actual expense levels, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has affected and could, in the future, adversely affect our net effective rent and our results of operations and this risk is exacerbated in periods of inflation. Further, if a property is not fully occupied, as it typically is not, we are required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by tenants, which would adversely affect our results of operations.

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

Impairment of long-lived assets is required to be recorded as a non-cash operating expense. In 2022, we recorded approximately $44.1 million in non-cash impairment charges. We recorded approximately $9.9 million in non-cash impairment charges in 2021. Any decline in the estimated fair values of our assets could result in impairment charges in the future. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Impairment.”

Conditions in the U.S. economy might adversely affect our cash flows from operations.

The U.S. economy has continued to experience fluctuating income growth distributed unevenly among the population, and is experiencing high inflation rates compared to recent history. Since the beginning of the COVID-19 pandemic, the U.S. economy has experienced significant supply chain issues as well as labor market disruptions, particularly labor shortages that have continued through 2022. In 2022, inflation has reached rates not seen in decades, while interest rates have incrementally increased throughout 2022. The U.S. and global capital markets have seen volatile swings during 2022, with most major stock markets losing value over the course of 2022. The current conditions in the economy, coupled with U.S. federal budget concerns, the potential for conflict with regard to increasing the U.S. government debt limit and the possibility of the U.S. government defaulting on its debt obligations, plus fears of an economic slowdown or potential recession, all impact business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. These economic factors also have corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations will continue to be materially impacted by these conditions. Taken as a whole, this may affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our Credit Agreements, make capital expenditures and make distributions to shareholders. These conditions could have a material adverse effect on our financial condition and results of operations.

Periods of economic disruption can result in volatility, dislocation and disruption in the capital and credit markets, and the resulting economic environment may be affected by increases in foreclosures and costs of living, all of which is likely to impact consumer spending. These circumstances could result in decreased revenues for our tenants and related decreases in the value of our properties. A sustained downward economic trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons. Our ability to lease space may be impacted in this type of economic environment as could access to capital and credit markets, which may make it difficult to refinance our debt at maturity. Any of these events could harm our business, financial condition and results of operations.

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

Our future success depends, to a meaningful extent, upon the continued services of Joseph F. Coradino, our Chairman and Chief Executive Officer, and Mario C. Ventresca, Jr., our Chief Financial Officer, and the services of our corporate management team and, more broadly, our employees generally. Our executives have substantial experience in managing, developing and acquiring retail real estate. During 2021, in an effort to incentivize and retain our personnel, we extended retention bonuses to certain employees payable in installments in April and December 2022. In 2022, we extended retention bonuses to certain employees payable in November 2023. We have experienced voluntary employee departures in 2022, and any of our executives or other employees could elect to leave the company at any time. The loss of services of one or more members of our corporate management team, or our failure to attract and retain talented employees generally could harm our business and our prospects. Further, if we undertake certain cost-savings and restructuring initiatives in the future, they may be disruptive to our workforce and operations and adversely affect our financial results, because they may impact employee morale and may impair our ability to attract and retain talent.

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

If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage loan or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expense to repair or rebuild the property. Even if we have insurance coverage it may be inadequate due to inflation and other factors, as even with coverage it may not be feasible to use insurance proceeds to replace a building if it has been damaged or destroyed. These types of events could adversely affect our cash flow and results of operations.

Inflation may adversely affect our financial condition and results of operations.

During 2022, U.S. inflation reached higher rates than any rates seen in decades. Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which might increase with inflation. Customers might spend less at our retailers, which might decrease our rent based on a percentage of sales. Leases might also provide for tenants to bear all or a portion of operating expenses, which might reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation. High inflation rates have resulted in the U.S. Federal Reserve raising interest rates multiple times during 2022, which can not only negatively impact consumer spending and tenant investment decisions, but can also increase the borrowing costs associated with our existing or any future variable rate debt, to the extent such rates are not effectively hedged or fixed, or any future debt that we incur. High levels of inflation may outplace our contractual rent increases. Persistent high inflation and increasing interest rates create risk of an upcoming economic slowdown or recession, which could have adverse effects on our financial performance.

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

There is increasing evidence of global warming and, more generally, climate change as extreme weather events and associated damage is being experienced with increasing frequency and severity. To the extent climate change causes changes in weather patterns, our properties in certain markets and regions could be impacted by increases in storm intensity and rising sea levels, any of which may cause damage and result in costly repairs or renovations to adapt our properties, and/or require extended closures of our properties. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy and snow removal at our properties. Moreover, compliance with new laws, regulations or industry standards related to climate change, including efforts to reduce our carbon footprint and compliance with “green” building codes, may require us to make improvements to our existing properties or result in increased taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.

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

Our business focuses on retail real estate, predominantly malls. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make future distributions to our shareholders. We face continuing challenges because of changing consumer preferences and certain conditions in the economy that affect employment growth, as well as cause fluctuations and variations in retail sales, business and consumer confidence, and consumer spending on retail goods. Although we have adapted our properties to rely less on traditional retail and include more community-centric mixed-uses, we remain subject to a number of factors that can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as CAM, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; tenants’ ability to innovate or change their business models at a pace sufficient to adapt to the evolving consumer landscape; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, the COVID-19 pandemic resulted in travel restrictions and plant shutdowns, which impacted our tenants’ supply chains and, ultimately, retail product availability. Even as quarantine and other business restrictions have been relaxed, ongoing supply chain and labor force challenges have impacted product availability and ability to operate at full capacity. Continuing fears related to COVID-19 and potential other widespread public health concerns could impact shoppers’ willingness to visit our retail properties and the continued evolution of COVID-19 has led to operational changes in our mall environments. The extent and duration of the pandemic and its impact on our tenants and our operations is uncertain, but the impacts of COVID-19 could continue to adversely affect us.

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

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, looting and violent crime in geographic regions where our properties are located. Such events may result in property damage and destruction and in restrictions, curfews, or other governmental actions that could give rise to significant changes in economic conditions and cycles, which may adversely affect our financial condition and operations. The increase in crime rates in certain geographic regions areas in which our properties are located may disrupt operations and harm perceptions of personal well-being and increase the need for additional expenditures on security resources, which, when taken as a whole, may adversely affect our overall business and results of operations.

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

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Management specifically considered our Credit Agreements, as defined in Note 4, with a maturity date in December 2023 as an event or condition that raised substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had borrowed $332.1 million under the First Lien Term Loan, $647.1 million under the Second Lien Term Loan and $22.5 million under the First Lien Revolving Facility. In February 2023, we used net proceeds from an asset sale to pay down the First Lien Term Loan by $26.3 million. Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 10 of our subsidiaries’ properties, including nine malls and one additional parcel. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions. The Credit Agreements include several events of default as described in Note 4. Upon the occurrence of an event of default (except with respect to bankruptcy), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder.

When the borrowings under the Credit Agreements come due and payable because of a default or at maturity in December 2023, the Company would not be able to satisfy its obligations. Management plans to work with the lender groups under the credit facilities and also explore other options to satisfy this obligation, however, any such relief involves performance by third parties and cannot be considered probably of occurring.

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

We use a substantial amount of debt and preferred shares outstanding to finance our business, including through indebtedness secured by mortgages and deeds of trust on our properties. As of December 31, 2022, we had an aggregate consolidated indebtedness of $1,753.1 million, substantially all of which is secured by our assets, including mortgages on our properties. These aggregate debt amounts do not include our proportionate share of indebtedness of our partnership properties, which was $359.6 million as of December 31, 2022. We also had outstanding as of December 31, 2022, in the aggregate, $100.6 million of 7.375% Series B Preferred Shares, $200.4 million of 7.20% Series C Preferred Shares and $144.3 million of 6.875% Series D Preferred Shares.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. In 2022, we exercised our right to extend the maturity date of our first and second lien Credit Agreements by one year, such that they mature and will come due on December 10, 2023. We do not have, nor do we expect to have, sufficient cash flow to repay this indebtedness at maturity. If we are unable to refinance or extend our Credit Agreements at maturity, we might be forced to sell assets to generate cash, which might be on unfavorable terms, if at all, or we might not be able to make all required payments of principal and interest on our debt, which could result in a default, result in our lenders foreclosing on our assets, or otherwise have a material adverse effect on our financial condition and results of operations. We are not currently paying dividends on our preferred shares due to, among other things, restrictions in our credit facilities. As a result, unpaid dividends are accruing and increasing the liquidation amount of our preferred shares. Because we have not paid dividends on the preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two trustees to our Board, which they did in 2022. As of December 31, 2022, the cumulative amount of unpaid dividends on the outstanding preferred shares totaled approximately $68.4 million. See “—We could face adverse consequences as a result of the actions of activist shareholders” for a description of risks related to the election of trustees by holders of our preferred shares.

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

Furthermore, because substantially all of our assets are used to secure our debt, this reduces the amount of collateral available for future secured debt or credit support and reduces our flexibility in operating these secured assets. Our high level of debt and related security could also limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes and could limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt.

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

Furthermore, as a result of the existing cumulative unpaid dividends on our preferred shares and our 2020 bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future.

The restrictions on our business imposed by the terms of our Credit Agreements could adversely affect our business generally in addition to our ability to raise capital and our results of operations, cash flow and ability to make capital expenditures in the future.

If we are unable to comply with the covenants in our Credit Agreements, we might be adversely affected.

As discussed in “Liquidity and Capital Resources – Credit Agreements” on December 10, 2020, we entered into agreements for secured credit facilities as part of our restructuring efforts upon emergence from bankruptcy and in accordance with the Plan. Our Credit Agreements require us to satisfy certain affirmative and negative covenants (including maintaining minimum liquidity of $25 million) and to meet certain financial tests, including tests relating to our corporate debt yield and senior debt yield. As of December 31, 2022, the maximum amount that was available to be borrowed by us under the First Lien Revolving Facility was $107.5 million, which is not reduced by any usage of the borrowing capacity to fulfill our unrestricted cash liquidity requirement of $25 million as described further in Note 4 to our consolidated financial statements.

As of December 31, 2022, we were in compliance with all the financial covenants in our Credit Agreements, however, a material decline in future operating results could affect our ability to comply with these covenants. Particularly in light of recent property sales, reduction in our asset base and the current economic uncertainties impacting our business, we are at increased risk of being unable to comply with these covenants or having reduced borrowing capacity in the future. We expect the current conditions impacting the economy and the retail industry, which include: inflationary pressures, increasing interest rates, supply chain disruption and workforce labor shortages, the continuing effects of the COVID-19 pandemic, the ongoing war in Ukraine and the resulting sanctions and restrictive actions taken against Russia in response to their February 2022 invasion of Ukraine, and additional global economic disruptions (including disruptions to our and our tenants’ businesses and operations), to continue to materially affect our operating results. Furthermore, to determine our compliance with the Credit Agreements, including the covenants, we must apply our judgment to our facts, taking into account our past practice, and interpret the contractual provisions in the agreements. To the extent that our lenders interpret these differently than us, we may have disagreements or disputes, and if we are unable to resolve them, these disagreements may result in material limitations on our ability to access funding under the facility, protracted negotiations, and/or legal proceedings.

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

Substantially all of our assets are subject to security interests, including equity interests in certain of our subsidiaries in and through mortgages on our real properties, to the benefit of our lenders under our Credit Agreements and the lenders under our property mortgage loans. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default.

Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on our business. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us. As a result, our substantial secured indebtedness could have a material adverse effect on our business. As a result of our secured indebtedness, the lenders under the loan facilities would have a prior claim on such assets in the event of our bankruptcy, insolvency, liquidation or reorganization, and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity.

We have recently been able to extend the maturity of our subsidiaries’ mortgage loans secured by Cherry Hill Mall and Woodland Mall, but no assurance can be provided that we would be able to do so in the future at their extended maturity dates in 2023 or for other properties when their mortgage loans mature, in which case our subsidiaries may be unable to meet their payment obligations when due and the lenders may seek to exercise remedies, including foreclosing on the applicable property. Furthermore, although in 2022, we had the option and chose to exercise the option, to extend the maturity date of the loans under our Credit Agreements through December 2023, the agreements do not provide for another agreed-upon option for extension. We do not have, nor do we expect to have, sufficient cash flow to repay this indebtedness at maturity. Although we are exploring all options to address the upcoming maturities, including refinancing such indebtedness, no assurance can be provided that we will be able to do so, in which case the lenders thereunder may seek to exercise remedies, including foreclosing on the secured assets serving as collateral for the borrowing.

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

Our borrowings under our Credit Agreements mature and become due and payable in December 2023, the FDP Term Loan (our 50% share of which we have guaranteed) matures and comes due in January 2024, mortgage loans secured by three of our consolidated properties are due during 2023, and mortgage loans secured by four of our consolidated properties are due in installments over various terms in 2024 and 2025. We also estimate that we will require $3.7 million of additional capital in 2023 to complete our current redevelopment projects, including the completion of redevelopment at FDP. Our ability to finance growth from financing sources depends, in part, on our creditworthiness, the availability of credit to us from financing sources, or the market for our debt, equity or equity-related securities when we need capital, and on conditions in the capital markets generally. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. There can be no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. A lack of acceptable financing could delay or hinder our growth initiatives, or prevent us from implementing our initiatives on satisfactory terms.

If our loans and other debts cannot be repaid in full, refinanced or extended at maturity on acceptable terms, or at all, a lender could foreclose upon the collateral, including receiving an assignment of rent and leases on mortgaged properties or pursue other remedies, or we might be forced to dispose of one or more of our properties on unfavorable terms, which could have a material adverse effect on our business, including as discussed above under “- Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.”

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

As of December 31, 2022, we had $1.2 billion of indebtedness with variable interest rates, although we have fixed the interest rates on an aggregate of $400.0 million of this variable rate debt by using derivative instruments. In addition, our unconsolidated partnerships have $52.2 million, at our proportionate share, of indebtedness with variable rates. We might incur additional variable rate debt in the future, and, if we do so, the proportion of our debt with variable interest rates might increase. See “Part I. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

An increase in market interest rates applicable to the variable portion of the debt portfolio would increase the interest incurred and cash flows necessary to service such debt, subject to our hedging arrangements on such debt. This has and could, in the future, adversely affect our results of operations. The U.S. Federal Reserve has raised interest rates multiple times in 2022, and the number of additional upcoming interest rate hikes in 2023 remains unknown. As our current mortgage loans mature, if these mortgage loans are refinanced at higher interest rates than the rates in effect at the time of the prior loans, our interest expense in connection with debt secured by our properties will increase, and could adversely affect our results of operations.

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

As of December 31, 2022, we had borrowings under our Credit Agreements and mortgage loans of $1.6 billion with interest rates indexed to LIBOR. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps and other derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, and derivative instruments tied to LIBOR could also be affected if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

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

Because we have not paid dividends on our outstanding preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two trustees to our Board, which they did in 2022. If the holders of our outstanding preferred shares elect additional trustees with a specific agenda (such as pursuing strategies to benefit holders of our preferred shares), the risks described above could be exacerbated.

A few significant shareholders may influence or control the direction of our business, and, if the ownership of our common shares continues to be concentrated, or becomes more concentrated in the future, it could prevent our other shareholders from influencing significant corporate decisions.

As of December 31, 2022, a small number of individual shareholders together own or control approximately 20% of our outstanding common shares. Although these investors do not act as a group, they may be able to exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions that might affect the price of our shares. The concentration of ownership of our shares held by these investors may make some transactions more difficult or impossible without their support.

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

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•
Increases in market interest rates, which have occurred several times in 2022, and additional interest rate increases appear likely in 2023 to battle continued high inflation, could cause certain prospective purchasers to invest elsewhere. Higher market interest rates would not, however, result in more funds being available for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders, if any. Thus, higher market interest rates could cause the market price of our shares to decrease;
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
Lack of liquidity in the OTC Market;
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

Because we have not paid dividends on our outstanding preferred shares for six quarters, the holders of the outstanding preferred shares, voting together as a single class, have the right to elect two trustees to our Board, which they did in 2022.

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

Currently, the maximum federal income tax rate on dividends, excluding tax on net investment income, from most publicly traded corporations is 20%. Dividends from REITs, however, do not qualify for this favorable tax treatment, and the maximum federal income tax rate on dividends from REITs is 29.6% (which excludes tax on new investment income). It is also possible that tax legislation enacted in subsequent years might increase this rate differential. Our credit facilities limit our ability to pay dividends on our common and preferred shares, subject to certain exceptions, and thus we have deferred payments on our preferred shares and suspended payments on our common shares. To the extent we pay dividends in the future, the differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive relative to other corporations, which might negatively affect the value of our shares.

Our common shares and preferred shares have been delisted from the New York Stock Exchange (“NYSE”) and trading of all of our shares has moved to the OTCQB marketplace, which may adversely affect the trading price and liquidity of our capital stock, hinder our ability to further raise capital and have other negative results.

On December 15, 2022, the NYSE announced and provided written notice to us that the NYSE had determined to commence proceedings to delist our common shares and preferred shares from the NYSE due to our failure to meet a continued listing standard, and our common shares and preferred shares were delisted on December 15, 2022. On December 16, 2022 our shares began trading on the OTC Pink Market operated by the OTC Markets Group Inc. (the “OTC Market”). We applied for, and our common and preferred shares commenced trading on the OTCQB on January 11, 2023.

Shares traded on the OTCQB generally have lower trading volumes, fewer market makers, higher trading volatility and wider spreads between bid and ask quotations than shares traded on major national exchanges such as the NYSE. The OTCQB is also less regulated than a major exchange like the NYSE. Moving all of our shares from the NYSE to the OTC Market could have a material adverse effect on us, by, among other things:

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

We do not now, and are not expected to in the foreseeable future, meet the listing standards of the NYSE or any other national securities exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

RETAIL PROPERTIES

We currently own interests in 23 properties, of which 22 are operating properties and one is a development property. The 22 operating properties include 19 shopping malls and three other retail properties, have a total of 18.3 million square feet and are located in eight states. We and partnerships in which we hold an interest own 14.1 million square feet at these properties (excluding space owned by anchors or third parties).

There are 16 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 13.7 million square feet, of which we own 10.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet, of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. “Core Malls” excludes Exton Square Mall and Valley View Mall, as well as power centers, and Cumberland Mall and our interest in Gloucester Premium Outlets, which were both sold in 2022. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale was completed in May 2022 for Valley View Mall and we no longer operate the property.

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

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Capital City Mall, Camp Hill, PA	100%	624,329	504,329	1974/2005	99.0%	JC Penney, Sportsman's Warehouse, Macy’s, and Dicks Sporting Goods
Cherry Hill Mall, Cherry Hill, NJ	100%	1,310,952	832,067	1961/2009	95.9%	JC Penney, Macy’s, and Nordstrom
Dartmouth Mall, North Dartmouth, MA	100%	632,513	492,513	1971/2000	99.9%	Burlington, JC Penney, Macy’s, AMC, Aldi, and WOW Dartmouth
Exton Square Mall, Exton, PA (6)	100%	990,145	808,945	1973/2000	53.2%	Boscov’s, Macy’s
Francis Scott Key Mall, Frederick, MD	100%	748,646	609,313	1973/2000	97.7%	Dick's Sporting Goods, JC Penney, Macy’s, Sears (9)
Jacksonville Mall, Jacksonville, NC	100%	492,918	492,918	1981/2008	99.3%	Belk, JC Penney, and Sears (9)
Magnolia Mall, Florence, SC	100%	580,760	580,760	1979/2007	98.6%	Tilt Studio, Belk, Best Buy, Dick’s Sporting Goods, Burlington
Moorestown Mall, Moorestown, NJ (8)	100%	926,733	744,580	1963/2008	97.7%	Boscov’s, Regal Cinemas, HomeSense, Turn 7, Cooper University Health Care (8)
Patrick Henry Mall, Newport News, VA	100%	717,921	433,764	1988/2005	97.1%	Dick’s Sporting Goods, Dillard’s, JC Penney, and Macy’s
Plymouth Meeting Mall, Plymouth Meeting, PA (7)	100%	917,844	917,844	1966/2009	88.9%	AMC Theater, Boscov’s, Dick's Sporting Goods, Legoland Discovery Center, Whole Foods, and Burlington
The Mall at Prince Georges, Hyattsville, MD	100%	846,208	846,208	1959/2004	99.0%	Macy’s, and Target
Springfield Town Center, Springfield, VA (7)	100%	1,374,187	984,202	1974/2015	91.1%	Dick’s Sporting Goods, JC Penney, Macy’s, Nordstrom Rack, Regal Cinemas, and Target
Valley Mall, Hagerstown, MD	100%	828,983	828,983	1974/1999	99.4%	Dick's Sporting Goods, JC Penney, Tilt, Regal Cinemas, Onelife Fitness, and Belk
Viewmont Mall, Scranton, PA	100%	689,277	549,476	1968/2006	99.7%	JC Penney, Dick’s Sporting Goods/ Field and Stream, HomeGoods, and Macy’s
Willow Grove Park, Willow Grove, PA	100%	1,035,799	622,678	1982/2001	96.8%	Bloomingdale’s, Macy’s, Nordstrom Rack, and Sears (9)
Woodland Mall, Grand Rapids, MI	100%	982,252	570,031	1968/2019	97.8%	JC Penney, Macy’s, and Von Maur
Total consolidated mall properties		13,699,467	10,818,611

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

(8) Former Sears was acquired by Cooper Hospital. This site is under development and not currently operating.

(9) Store not operating but tenant still financially obligated to landlord.

Unconsolidated Operating Properties

Property/Location (1)	Ownership Interest	Total Square Feet (2)	Owned Square Feet (3)	Year Built / Last Renovated	Occupancy % (4)	Anchors/Major Tenants (5)
MALLS
Fashion District Philadelphia, Philadelphia, PA	50%	850,851	850,851	1977/2019	79.6%	City Winery, Burlington, AMC, Round 1, H&M, Shopper's World, and Primark
Lehigh Valley Mall, Allentown, PA	50%	1,195,652	988,360	1960/2008	87.3%	Boscov’s, JC Penney and Macy’s
Springfield Mall, Springfield, PA	50%	610,651	222,752	1974/1997	94.9%	Macy’s and Target
OTHER RETAIL

Metroplex Shopping Center, Plymouth Meeting, PA	50%	777,695	476,966	2001	98.5%	Giant Food Store, Lowe’s, Saks off Fifth, and Target
The Court at Oxford Valley, Langhorne, PA	50%	703,909	456,286	1996	100.0%	Best Buy, BJ’s Wholesale Club, Dick’s Sporting Goods, and Home Depot
Red Rose Commons, Lancaster, PA	50%	462,883	263,293	1998	100.0%	Barnes & Noble, Burlington, Home Depot, HomeGoods, and Weis Markets
Total unconsolidated retail properties		4,601,641	3,258,508

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

The following table sets forth our average annual gross rent per square foot, under the terms of the leases (for consolidated and unconsolidated properties) for the five years ended December 31, 2022:

Average Gross Rent	2022	2021	2020	2019	2018
Under 10,000 square feet	$55.29	$54.75	$56.05	$57.09	$57.07
Over 10,000 square feet	$21.18	$21.70	$20.71	$20.79	$21.13
All Non-Anchor stores	$36.89	$37.28	$37.87	$39.30	$39.97
Anchor stores	$5.57	$5.45	$6.84	$5.41	$5.05

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining and such companies have experienced significant changes. See “Item 1A. Risk Factors—Risks Related to Our Business and Our Properties.” The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties, including consolidated and unconsolidated, as of December 31, 2022:

Tenant Name (1)	Number of Stores (2)	GLA (2)	Percent of Total GLA (3)
AMC Entertainment Holdings, Inc.	4	189,647	1.1%
Barnes & Noble, Inc.	8	237,130	1.4%
Belk, Inc.	3	311,397	1.9%
Best Buy Co., Inc.	5	169,693	1.0%
BJ’s Wholesale Club, Inc.	1	116,872	0.7%
Boscov’s Department Store	4	733,888	4.4%
Burlington Stores, Inc.	5	259,661	1.6%
Dave & Buster’s, Inc.	4	137,738	0.8%
Dick’s Sporting Goods, Inc.	9	520,353	3.1%
Dillard’s, Inc.	1	144,157	0.9%
DSW Shoe Warehouse	5	90,418	0.5%
H&M Hennes & Mauritz L.P.	13	286,083	1.7%
The Home Depot, Inc.	2	265,309	1.6%
Copper Retail JV LLC (JC Penney)	11	1,637,355	9.8%
Macy’s, Inc.
Macy’s	13	2,408,619
Bloomingdales	1	237,537
Total Macy’s, Inc.	14	2,646,156	15.9%
The Michaels Companies	3	75,606	0.5%
Nordstrom, Inc.
Nordstrom	1	138,000
Nordstrom Rack	2	73,439
Total Nordstrom, Inc.	3	211,439	1.3%
Office Depot, Inc. (OfficeMax)	2	51,509	0.3%
Onelife Fitness	1	70,000	0.4%
PetsMart, Inc	3	78,720	0.5%
Cineworld Group (Regal Cinemas)	3	160,690	1.0%
Round One Entertainment, Inc.	2	122,860	0.7%
Ross Stores	2	60,320	0.4%
Shopper's World	1	95,159	0.6%
Transform Operating Stores LLC
Sears	3	414,260
Sears Appliance and Mattress Store	1	15,000
Total Transform Operating Stores LLC	4	429,260	2.6%
The TJX Companies, Inc.
HomeGoods	3	84,076
HomeSense	1	28,486
Marshalls	2	59,600
Sierra Trading Post	1	19,089
TJ Maxx	1	27,597
Total The TJX Companies, Inc.	8	218,848	1.3%
Target Corporation	4	656,052	3.9%
Tilt Studio	3	171,100	1.0%
Turn 7 Liquidations	1	121,200	0.7%
Ulta Beauty, Inc.	6	68,258	0.4%
Von Maur, Inc.	1	86,165	0.5%
Weis Markets, Inc.	1	65,032	0.4%
Whole Foods, Inc.	1	65,156	0.4%
	138	10,553,231	63.4%

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

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including consolidated and unconsolidated properties, by gross rent as of December 31, 2022:

Primary Tenant (1)	Brands	Total number of locations	Percent of PREIT’s Annualized Gross Rent (2)
Foot Locker, Inc.	Champs, Foot Locker, Footaction, House of Hoops by Foot Locker, Kids Foot Locker	35	4.0%
Signet Jewelers Limited	Kay Jewelers, Piercing Pagoda, Piercing Pagoda Plus, Zales Jewelers, Banter by Piercing Pagoda	51	3.2%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters, Offline	19	2.8%
Victoria's Secret & Co.	Victoria's Secret, Pink	16	2.7%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Field & Stream	10	2.7%
Dave & Buster's, Inc.	Dave & Buster's	4	1.9%
Sycamore Partners	Hot Topic, Talbots, Torrid, AnnTaylor, Loft, Belk	41	1.8%
Macy's	Bloomingdale's, Macy's	14	1.8%
Express, Inc	Express, Express Factory Outlet, Express Men	13	1.8%
JD Sports Fashion PLC	DTLR, Finish Line, JD Sports, Villa	14	1.7%
Genesco Inc.	Johnston & Murphy, Journeys, Journeys Kidz, Underground by Journeys	26	1.7%
Gap, Inc.	Banana Republic, Gap/Gap Kids, Old Navy	14	1.6%
Hennes & Mauritz L.P.	H & M	13	1.5%
Cineworld Group	Regal Cinemas	3	1.4%
Bath & Body Works, Inc.	Bath & Body Works	19	1.4%
Authentic Brands Group LLC	Aeropostale, Forever 21, Lucky Brand Jeans	23	1.3%
Darden Concepts, Inc.	Bahama Breeze, Capital Grille, Olive Garden, Seasons 52, Yard House	7	1.3%
AMC Entertainment Holdings, Inc.	AMC	4	1.1%
Luxottica Group S.p.A.	Lenscrafters, Pearle Vision, Sunglass Hut	25	1.1%
Shoe Show, Inc.	Shoe Department, Shoe Dept. Encore	15	1.0%
Total		366	37.8%
(1) Tenant includes all brands and concepts of the tenant.

(2) Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us, based on our ownership percentage in the respective equity method investments. Annualized gross rent is calculated based on gross monthly rent as of December 31, 2022.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2022:

	All Tenants (1) (2)
(in thousands of dollars, except per square foot amounts)	Number of Leases	Total GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Total Gross	Percent of PREIT’s Total Gross
For the Year Ended December 31,	Expiring	Leases	Year	Rent psf	Rent
2022 and Prior	99	200,939	$13,056	$75.98	4.8%
2023	242	1,016,567	34,251	40.73	12.7%
2024	297	994,165	39,656	45.11	14.7%
2025	236	1,013,285	39,831	42.65	14.7%
2026	133	759,029	26,418	38.72	9.8%
2027	146	915,888	29,498	34.73	10.9%
2028	95	704,282	24,617	37.79	9.1%
2029	72	515,063	17,369	41.36	6.4%
2030	62	465,632	16,738	41.96	6.2%
2031	39	404,188	10,295	30.10	3.8%
Thereafter	70	878,940	18,732	27.03	6.9%
Total/Average	1,491	7,867,978	$270,461	$39.31	100.0%

(1) Does not include tenants occupying space under license agreements with initial terms of less than one year. The GLA of these tenants is 679,505 square feet.

(2) Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2022.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent for leases signed in 2022.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2022 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

	All Tenants
(in thousands of dollars, except per square foot amounts)	Number of Leases	Total GLA of Expiring	PREIT’s Share of Gross Rent in Expiring	Average Expiring Total Gross	Percent of PREIT’s Total
For the Year Ending December 31,	Expiring	Leases	Year (1)	Rent psf	Gross Rent
2022 and Prior	2	376,694	$355	$1.88	1.5%
2023	1	121,200	336	2.77	1.4%
2024	2	218,332	983	4.50	4.0%
2025	8	929,729	2,045	2.20	8.4%
2026	6	470,638	2,646	8.31	10.9%
2027	2	275,250	1,743	6.33	7.2%
2028	10	1,178,191	6,940	5.89	28.5%
2029	2	200,341	3,278	16.36	13.5%
2030	2	85,718	1,522	17.75	6.3%
2031	2	166,523	932	5.60	3.8%
Thereafter	4	493,572	3,513	7.12	14.5%
Total/Average	41	4,516,188	$24,293	$5.74	100.0%

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Leasing Activity” for information regarding rent in leases signed in 2022.

DEVELOPMENT AND REDEVELOPMENT PROPERTIES

We have one property in our portfolio that is classified as under development, however we do not currently have any activity occurring at this property.

OFFICE SPACE

We lease office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, from Brandywine Realty Trust. The lease expiration is in September 2032. One of our independent trustees is also a Trustee of Brandywine Realty Trust. Total rent expense under this lease was $1.6 million for the year ended December 31, 2022.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, we have become, and might in the future become involved in legal actions relating to our business, including but not limited to commercial disputes, rent collection actions and other matters related to the ownership and operation of our properties and the properties that we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

As of December 31, 2022, our common shares traded on the OTC Pink Market. On January 11, 2023, our common shares were transferred from the OTC Pink Market to the OTCQB, where they trade under the symbol “PRET.”

As of December 31, 2022, there were approximately 1,400 holders of record of our common shares and approximately 14,000 beneficial holders of our common shares.

We paid no quarterly dividends during 2022 and 2021. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend upon numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our Credit Agreements, and other factors that our Board of Trustees deems relevant. Further, the Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage, as described below. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

If a notice of redemption is given, we have the right to elect to acquire the OP Units tendered for redemption for our own account, either in exchange for the issuance of a number of our common shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. As a result of the reverse share split effected in 2022, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. If we decline to exercise this right, then PREIT Associates will pay a cash amount equal to the number of OP Units tendered multiplied by such average closing price.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three and twelve months ended December 31, 2022.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $68.4 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.61 per share, $4.50 per share and $4.30 per share, respectively.

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

We currently own interests in 23 properties, of which 22 are operating properties and one is a development property. The 22 operating properties include 19 shopping malls and three other retail properties, have a total of 18.3 million square feet and are located in eight states. We and partnerships in which we hold an interest, own 14.1 million square feet at these properties (excluding space owned by anchors or third parties).

There are 16 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 13.7 million square feet, of which we own 10.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. “Core Malls” excludes Exton Square Mall and Valley View Mall, as well as power centers, and Cumberland Mall and our interest in Gloucester Premium Outlets, which were both sold in 2022. As discussed further in Note 2 to our consolidated financial statements, a foreclosure sale was completed in May 2022 for Valley View Mall and we no longer operate the property.

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

Our net loss increased by $14.7 million to a net loss of $150.6 million for the year ended December 31, 2022 from a net loss of $135.9 million for the year ended December 31, 2021. The change in our 2022 results of operations was primarily due to (a) an increase of $34.2 million in impairment of assets due to the write down of Plymouth Meeting Mall and Cumberland Mall; and (b) an increase of $13.7 million of interest expense driven by higher interest rates on our Credit Agreements, partially offset by: (a) an increase in gain on sale of interest in real estate of $12.0 million; (b) an increase in gain on sales of non-operating real estate of $10.5 million; (c) an increase in gain on sale of equity method investment of $9.0 million; (d) an increase in gain on sale of preferred equity interest of $3.7 million; and (e) an increase in lease revenue of $1.7 million.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of December 31, 2022, held a 98.7% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 22 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest.

Acquisitions and Dispositions

See Note 2 to our consolidated financial statements for a description of our dispositions and acquisitions in 2022 and 2021.

Current Economic and Industry Conditions and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, overall economic uncertainty and the potential for recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, and potentially in future periods, will continue to be materially impacted by these conditions. All of these factors have been exacerbated by the ongoing impact of the COVID-19 pandemic, the ongoing impact of which remains uncertain, and more recently by inflationary pressures and substantial increases in interest rates.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2022 (Full Year)
Consolidated properties	2	4	169,790	$4,151	1	5,100	$202
Unconsolidated properties	—	—	—	—	—	—	—
Total	2	4	169,790	$4,151	1	5,100	$202
2021 (Full Year)
Consolidated properties	5	10	331,314	$1,589	5	18,344	$380
Unconsolidated properties	1	1	4,046	57	1	4,046	57
Total	5	11	335,360	$1,646	6	22,390	$437

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross Leasable Area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of December 31, 2022.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

Construction was completed in the first quarter of 2020 giving way to the opening of Burlington in place of a former Sears at Dartmouth Mall in North Dartmouth, Massachusetts. Aldi also opened in the space adjacent to Burlington in September 2021. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for the additional space adjacent to Burlington.

In January 2020, the Lord & Taylor store at Moorestown Mall in Moorestown, New Jersey closed and we executed a lease with Turn 7, which opened in the fourth quarter of 2021. Sears closed its stores at Moorestown Mall and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at the Jacksonville Mall location. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. Sears at Francis Scott Key Mall closed in 2023; Sears remains financially obligated for this space and has plans to repurpose the building.

In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at The Mall at Prince George's in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021. The former J.C. Penney location at Willow Grove Park has been leased to Tilted 10 and is expected to open fully in mid 2023.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. In general, our malls include national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences, however, in recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants. Approximately 27.7% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity, and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service, and amounted to $42.7 million as of December 31, 2022.

As of December 31, 2022, we had contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $3.7 million, including $1.0 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

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

The FDP Loan Agreement provides for: (i) a maturity date of January 22, 2023, with the potential for a one-year extension upon the borrowers’ satisfaction of certain conditions, (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. In August 2022, the joint venture paid down the FDP Loan Agreement balance by $83.1 million in order to comply with the financial covenants. In November 2022, the joint venture paid down the FDP Loan Agreement balance by $7.1 million in order to comply with the financial covenants. As of December 31, 2022, the required debt yield threshold under the FDP Loan Agreement is 9%. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield requirement as of any quarter end measurement date and does not pay down the term loan to achieve compliance, the term loan could become due and payable at that time.

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

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a triggering event. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.

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

Revenue and Receivables

We derive over 97% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles.

We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease, provided that it is probable that we will collect substantially all of the lease revenue that is due under the terms of the lease both at inception and on an ongoing basis. When collectability of lease revenue is not probable, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease revenue. We review the collectability of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. Our revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectability.

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

Other real estate revenue includes income generated from seasonal events at our properties, partnership promotional initiatives, miscellaneous services to tenants and solar revenue.

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

RESULTS OF OPERATIONS

Overview

Our net loss increased by $14.7 million to a net loss of $150.6 million for the year ended December 31, 2022 from a net loss of $135.9 million for the year ended December 31, 2021. The change in our 2022 results of operations was primarily due to: (a) an increase of $34.2 million in impairment of assets due to the write down of Plymouth Meeting Mall and Cumberland Mall; and (b) an increase of $13.7 million of interest expense driven by higher interest rates on our Credit Agreements, partially offset by: (a) an increase in gain on sale of interest in real estate of $12.0 million; (b) an increase in gain on sales of non operating real estate of $10.5 million; (c) an increase in gain on sale of equity method investment of $9.0 million; (d) an increase in gain on sale of preferred equity interest of $3.7 million; and (e) an increase in lease revenue of $1.7 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of December 31, 2022 and 2021:

	Occupancy(1) at December 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2022	2021	2022	2021	2022	2021
Retail portfolio weighted average (3):
Total excluding anchors	92.5%	89.5%	88.3%	83.4%	91.3%	87.7%
Total including anchors	93.4%	91.6%	90.7%	86.5%	92.8%	90.4%
Core Malls weighted average: (4)
Total excluding anchors	94.8%	91.8%	80.4%	79.1%	92.1%	89.5%
Total including anchors	96.7%	94.8%	85.7%	84.7%	94.8%	93.3%

(1) Occupancy for all periods presented includes all tenants irrespective of the term of their agreement.

(2) Combined occupancy is calculated by using occupied gross leasable area ("GLA") for consolidated and unconsolidated properties and dividing by total GLA for consolidated and unconsolidated properties.

(3) Retail portfolio includes all retail properties including Fashion District Philadelphia.

(4) Core Malls excludes Exton Square Mall, Valley View Mall, Cumberland Mall, Gloucester Premium Outlets and power centers.

From 2021 to 2022, total occupancy for our retail portfolio, including consolidated and unconsolidated properties (and including all tenants irrespective of the term of their agreement), increased 240 basis points to 92.8%.

From 2021 to 2022, total occupancy for our Core Malls, including consolidated and unconsolidated properties, increased 150 basis points to 94.8%.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the year ended December 31, 2022:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	157	400,013	5.2	$35.61	N/A	N/A	N/A	N/A	$6.04
Over 10k sf	7	119,353	11.0	19.18	N/A	N/A	N/A	N/A	7.32
Total New Leases	164	519,366	6.6	$31.84	N/A	N/A	N/A	N/A	$6.53

Renewal Leases
Under 10k sf	186	339,295	3.4	$55.83	$55.50	$0.33	0.6%	3.9%	$0.53
Over 10k sf	13	346,924	3.4	18.97	20.28	(1.32)	(6.5%)	(5.9%)	0.84
Total Fixed Rent	199	686,219	3.4	$37.20	$37.70	$(0.50)	(1.3%)	1.1%	$0.69
Total Percentage in Lieu	69	233,910	2.2	27.85	31.26	(3.41)	(10.9%)		0.37
Total Renewal Leases (4)	268	920,129	3.1	$34.82	$36.06	$(1.24)	(3.4%)		$0.63
Total Non Anchor	432	1,439,495	4.3	$33.74

Anchor
New Leases	-	-	-	$-	N/A	N/A	N/A	N/A	$-
Renewal Leases	4	682,115	6.9	5.06	5.10	(0.04)	(0.8%)	N/A	-
Total	4	682,115	6.9	$5.06

(1) Initial gross rent renewal spread is computed by comparing the initial rent per square foot in the new lease to the final rent per square foot amount in the expiring lease. For purposes of this computation, the rent amount includes minimum rent, common area maintenance ("CAM") charges, estimated real estate tax reimbursements and marketing charges, but excludes percentage rent. In certain cases, a lower rent amount may be payable for a period of time until specified conditions in the lease are satisfied.

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

(4) Includes 27 leases and 91,407 square feet of GLA with respect to our unconsolidated partnerships. We own a 40% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See "—Non-GAAP Supplemental Financial Measures" for further details on our ownership interests in our unconsolidated properties.

See “Item 2. Properties—Retail Lease Expiration Schedule - Anchors” and “Item 2. Properties—Retail Lease Expiration Schedule – Non-Anchors” for information regarding average minimum rent on expiring leases.

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		% Change 2021 to 2022
(in thousands of dollars)	2022	2021
Real estate revenue	$295,326	$295,869	(0.2)%
Property operating expenses	(131,314)	(127,582)	2.9%
Other income	702	561	25.1%
Depreciation and amortization	(113,083)	(117,986)	(4.2)%
General and administrative expenses	(43,760)	(49,570)	(11.7)%
Other (expenses) income	(451)	55	(920.0)%
Interest expense, net	(141,760)	(128,031)	10.7%
Reorganization expenses	—	(267)	(100.0)%
Gain on debt extinguishment, net	—	4,587	(100.0)%
Impairment of assets	(44,101)	(9,938)	343.8%
Equity in loss of partnerships	(6,145)	(3,732)	64.7%
Gain (loss) on sales of interests in real estate	10,829	(1,180)	(1,017.7)%
Gain on sale of equity method investment	8,976	—	100.0%
Gain on sales of real estate by equity method investee	—	1,337	(100.0)%
Gain on sales of non operating real estate	10,527	10	105,170.0%
Gain on sale of preferred equity interest	3,688	—	100.0%
Net loss	$(150,566)	$(135,867)	10.8%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Contractual lease payments:
Base rent	$199,379	$195,832
CAM reimbursement income	33,798	33,825
Real estate tax income	27,667	28,175
Percentage rent	7,786	7,900
Lease termination revenue	2,437	1,709
	271,067	267,441
Credit recoveries	684	2,625
Lease revenue	271,751	270,066
Expense reimbursements	17,856	16,514
Other real estate revenue	5,719	9,289
Total real estate revenue	$295,326	$295,869

Real Estate Revenue

Real estate revenue decreased by $0.5 million, or less than 2%, in 2022 as compared to 2021, primarily due to:

•
a decrease of $2.4 million at non-same store properties Valley View Mall and Exton Square Mall due to lower occupancy and the collection of receivables from the resolution of COVID-19 related issues with tenants in 2021 at Exton Square Mall, and the sale of the strip center at Valley View Mall in the third quarter of 2021; and

•
an increase of $2.0 million in same store credit losses compared to 2021 when we collected receivables related to the resolution of COVID-19 related issues with tenants across our portfolio in 2021:
•
a decrease of $1.9 million at Cumberland Mall that is a non same store property, which was sold on October 31, 2022; and
•
a decrease of $0.3 million in same store real estate tax reimbursements due to rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements, partially offset by higher occupancy at some properties; partially offset by
•
an increase of $1.8 million in same store base rent due to an increase of $5.9 million from net new store openings over the previous twelve months, partially offset by a decrease of $2.2 million from comparable tenants paying a percentage of sales in lieu of minimum rent and a decrease of $1.9 million from the treatment and amortization of Covid-related rent credits;
•
an increase of $1.7 million in same store utility reimbursements related to the increase in same store utility expense (see “-Property Operating Expenses”);
•
an increase of $1.2 million in same store other real estate revenue due to marketing revenues and promotional revenues related to activities in the common areas and parking lots;
•
an increase of $1.0 million in same store lease termination revenue, including $2.4 million from the termination of leases with seven tenants during 2022, partially offset by $1.4 million received from nine tenants during 2021;
•
an increase of $0.3 million in same store common area expense reimbursements due to increased occupancy and abatements recorded in the prior year, partially offset by rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements; and
•
an increase of $0.1 million in same store percentage rent.

Property Operating Expenses

Property operating expenses increased by $3.7 million, or 2.9%, in 2022 as compared to 2021, primarily due to:

•
an increase of $2.4 million in same store tenant utility expense due to a combination of higher electricity usage and electricity rates;
•
an increase of $2.3 million in same store common area maintenance expense, including a $0.6 million increase in utility expense due to a combination of higher electricity usage and electricity rates, a $0.5 million increase in insurance expense, a $0.4 million increase in personnel costs due to a payroll tax credit in the prior year, a $0.4 million increase in repairs and maintenance expense and a $0.3 million increase in cleaning expense;
•
an increase of $0.4 million in same store other property operating expenses due to an increase in marketing expenses and anchor repairs, partially offset by a decrease in property legal expense; and
•
an increase of $0.3 million in same store real estate tax expense due to a combination of increases in the real estate tax assessment value and the real estate tax rate; partially offset by
•
a decrease of $1.0 million at Cumberland Mall which was sold on October 31, 2022; and
•
a decrease of $0.7 million at non-same store properties Valley View Mall and Exton Square Mall.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.9 million, or 4.2%, in 2022 as compared to 2021, primarily due to:

•
a decrease of $2.5 million resulting from accelerated amortization of capital improvements associated with store closings during 2021 and a lower net asset base resulting from fully amortized assets;
•
a decrease of $1.4 million at non-same store properties Exton Square Mall and Valley View Mall; and
•
a decrease of $1.0 million at Cumberland Mall which was sold on October 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $5.8 million or 11.7%, in 2022 as compared to 2021, due to lower incentive compensation offset by an increase in professional fees.

Interest Expense

Interest expense increased by $13.7 million, or 10.7%, in 2022 as compared to 2021 due to higher weighted average effective interest rates (8.28% in 2022 compared to 6.10% in 2021) offset slightly by declining debt balances throughout the year (2022 ending balance of $2,112.7 million compared to $2,253.7 million in 2021).

Gain on Debt Extinguishment

For the year ended December 31, 2022, we did not record any gain on debt extinguishment.

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

Impairment of Assets

During the year ended December 31, 2022 and 2021, we recorded impairment of assets of $44.1 million and $9.9 million, respectively. The assets that incurred impairments and the amount of such impairments are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Plymouth Meeting Mall	$39,256	$—
Cumberland Mall	4,845	—
Exton Square Mall	—	8,374
Valley View Center	—	1,302
Monroe Marketplace	—	262
Total impairment of assets	$44,101	$9,938

See Note 2 to our consolidated financial statements for a further discussion of impairment of assets.

Reorganization Expenses

For the year ended December 31, 2022, we have not incurred any reorganization expenses.

During the year ended December 31, 2021, we incurred costs of $0.3 million in connection with our efforts to finalize our financial restructuring that were directly attributable to our 2020 bankruptcy proceedings.

Equity in Loss of Partnerships

Equity in loss of partnerships increased by $2.4 million, or 64.7%, in 2022 as compared to 2021. This increase in loss was primarily due to higher interest expense and the sale of our 25% interest in Gloucester Premium Outlets.

Gain on Sale of Equity Method Investment

During the year ended December 31, 2022, there was a $9.0 million net gain on sale of equity method investment. In June 2022, we closed on the sale of our 25% interest in Gloucester Premium Outlets for $35.4 million for which we recorded a gain on sale of equity method investment of $9.1 million and a subsequent working capital adjustment loss of $0.1 million was recorded in the third quarter of 2022.

There was no gain on sale of equity method investment for the year ended December 31, 2021.

Gain on Sales of Real Estate by Equity Method Investee

In May 2021, PM Gallery LP, a joint venture entity owned directly by us and The Macerich Company, sold a portion of an asset at Fashion District Philadelphia for $5.3 million. In connection with the sale, a gain of $2.6 million was recognized by the joint venture and we recorded a related gain of $1.3 million at our share of 50%.

Gain on Sales of Interests in Non-Operating Real Estate

During the year ended December 31, 2022, there was a $10.5 million gain on sales of interests in non-operating real estate. In September 2022, we sold an outparcel at Moorestown Mall in Moorestown, New Jersey for $3.4 million. The resulting gain was $1.7 million. In June 2022, we sold a parcel of land adjacent to Moorestown Mall for $11.8 million for residential development purposes. The gain resulting from the sale was $8.8 million.

There was no gain on sale of interest in non-operating real estate for the year ended December 31, 2021.

Gain (Loss) on Sales of Interests in Real Estate, net

During the year ended December 31, 2022, there was a $10.8 million gain on sales of interests in real estate. In June 2022, we closed on the sale of an outparcel at Francis Scott Key Mall for $2.4 million and recorded a gain on sales of real estate of $1.7 million. In August 2022, we closed on the sale of two outparcels at The Mall at Prince George's and Magnolia Mall and recorded a gain on sales of real estate of $2.8 million. In September 2022, we closed on the sale of three outparcels at The Mall at Prince George's and recorded a gain on sales of real estate of $4.7 million. In December 2022, we closed on the sale of a retail space at Valley View Mall for $2.6 million and recorded a gain of $1.6 million.

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

Gain on Sale of Preferred Equity Interest

In February 2022, we recorded a $3.7 million gain on sale of preferred equity interest in a property that we received in exchange for the sale of a property we previously owned.

There was no gain on sale of preferred equity interest for the year ended December 31, 2021.

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
•
We use both NOI, and FFO, or related terms like Same Store NOI and, when applicable, Funds From Operations, as adjusted, for determining incentive compensation amounts under certain of our performance-based executive compensation programs.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, other expenses (which includes provision for employee separation, expense and project costs), interest expense, reorganization expenses, impairment of assets, equity in loss/income of partnerships, gain on extinguishment of debt, gain/loss on sales of real estate, gain on sale of activity method investee and gain/loss on sale of preferred equity interest.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the years ended 2022 and 2021:

	Year Ended December 31,
(in thousands of dollars)	2022	2021
Net loss	$(150,566)	$(135,867)
Other income	(702)	(561)
Depreciation and amortization	113,083	117,986
General and administrative expenses	43,760	49,570
Other expenses	451	(55)
Interest expense, net	141,760	128,031
Reorganization expenses	—	267
Impairment of assets	44,101	9,938
Equity in loss of partnerships	6,145	3,732
Gain on extinguishment of debt	—	(4,587)
(Gain) loss on sales of interests in real estate	(10,829)	1,180
Gain on sale of equity method investment	(8,976)	—
Gain on sales of real estate by equity method investee	—	(1,337)
Gain on sales of non-operating real estate	(10,527)	(10)
Gain on sale of preferred equity interest	(3,688)	—
NOI from consolidated properties	$164,012	$168,287

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the years ended 2022 and 2021:

	Year Ended December 31,
(in thousands of dollars)	2022	2021
Equity in loss of partnerships	$(6,145)	$(3,732)
Depreciation and amortization	11,378	13,577
Impairment of assets	—	265
Interest and other expenses	25,592	22,061
NOI from equity method investments at ownership share	$30,825	$32,171

The table below presents total NOI and total NOI excluding lease termination revenue for the years ended December 31, 2022 and 2021:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2022	2021	2022	2021	2022	2021
NOI from consolidated properties	$160,234	$162,076	$3,778	$6,211	$164,012	$168,287
NOI from equity method investments at ownership share	29,679	29,484	1,146	2,686	30,825	32,170
Total NOI	189,913	191,560	4,924	8,897	194,837	200,457
Less: lease termination revenue	3,247	4,306	49	323	3,296	4,629
Total NOI excluding lease termination revenue	$186,666	$187,254	$4,875	$8,574	$191,541	$195,828

Total NOI decreased by $5.6 million, or 2.8%, in 2022 as compared to 2021. NOI from Non Same Store properties decreased by $4.0 million. This decrease was primarily due to the sale of Cumberland Mall and our interest in Gloucester Premium Outlets. NOI from Same Store properties decreased by $1.6 million is primarily due the reasons described in “—Results of Operations—Real Estate Revenue” and “—Property Operating Expenses.”

Funds From Operations ("FFO")

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the years ended December 31, 2022 and 2021, respectively, to show the effect of such items as gain or loss on debt extinguishment (including accelerated amortization of financing costs), provision for employee separation expense, insurance recoveries or losses, net, gain/loss on hedge ineffectiveness, gain on sale of preferred equity interest and reorganization expenses which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands, except per share amounts)	2022	% Change 2021 to 2022	2021
Net loss	$(150,566)		$(135,867)
Depreciation and amortization on real estate:
Consolidated properties	111,937		116,646
PREIT’s share of equity method investments	11,378		13,577
(Gain) loss on sales of interests in real estate, net	(10,829)		1,180
Impairment of assets	44,101		10,202
Gain on sales of real estate by equity method investee	—		(1,337)
Gain on sale of equity method investment	(8,976)		—
Funds from operations attributable to common shareholders and OP Unit holders	(2,955)	167.1%	4,401
Provision for employee separation expense	277		305
Insurance recoveries, net	7		(669)
Reorganization expenses	—		267
Gain on debt extinguishment, net	—		(4,587)
Gain on sale of preferred equity interest	(3,688)		—
Gain on hedge ineffectiveness	—		(2,735)
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted	$(6,359)	(110.7)%	$(3,018)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit	$(0.55)	167.4%	$0.81
Funds from operations attributable to common shareholders and OP Unit holders, as adjusted, per diluted share and OP Unit	$(1.18)	(111.6)%	$(0.56)
Weighted average number of shares outstanding	5,314		5,240
Weighted average effect of full conversion of OP Units	69		103
Effect of common share equivalents	—		63
Total weighted average shares outstanding, including OP Units	5,383		5,406

FFO attributable to common shareholders and OP Unit holders was $(3.0) million for 2022, a decrease of $7.4 million, or -167.1%, compared to $4.4 million for 2021. This decrease was primarily due to:

•
a $5.8 million decrease in general administrative expense primarily due to decreased incentive compensation partially offset by increased professional service costs;
•
a $3.7 million increase in gain on sale of preferred equity interest;
•
a $10.5 million increase in gain on sales of interests in non operating real estate;
•
a $4.0 million decrease in Non Same Store NOI resulting and a $1.6 million decrease in Same Store NOI;
•
a $14.6 million increase in interest expense;
•
a $4.6 million decrease in gain on debt extinguishment; and,
•
a $2.7 million decrease in gain on hedge ineffectiveness.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit decreased $(1.36) per share to $(0.55) per share for 2022, compared to $0.81 per share for 2021 due to the factors noted above.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit decreased $(0.62) per share to $(1.18) per share for 2022, compared to $(0.56) per share for 2021 due to the factors noted above.

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

Capital Resources

We currently expect to meet certain of our liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, which matures in 2023 and otherwise subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. As discussed below, our loans under our Credit Agreements mature and come due in December 2023, the FDP Term Loan (our 50% share of which we have guaranteed) matures and comes due in January 2024, and mortgages secured by three of our properties are due in 2023, and we do not have, nor do we expect to have sufficient cash flow to repay this indebtedness at maturity. We are exploring all options to address the upcoming maturities, including, refinancing, selling assets and engaging in discussions with the lenders, but no assurance can be provided that we will be able to refinance or repay the indebtedness at maturity. See “Item 1A. Risk Factors - Risks Related to Our Indebtedness and Our Financing - We have determined that there is substantial doubt about our ability to continue as a going concern.”

We expect to spend approximately $3.7 million related to our capital improvements and development projects in 2023. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

As a result of the existing cumulative unpaid dividends on our preferred shares and our bankruptcy filing, we are no longer able to register the offer and sale of securities on Form S-3. This creates additional limitations on our ability to raise capital in the capital markets, potentially increasing our costs of raising capital in the future. Our ability to raise capital in the capital markets may also be impacted by market fluctuations more generally, and general economic conditions.

During 2022, our capital raised includes cash proceeds of $89.7 million from our share of asset sales by us and our unconsolidated subsidiaries, and through our operations, we generated $69.3 million for the year ended December 31, 2022.

We have availability under our revolving facility of $107.5 million as of December 31, 2022. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. In 2022, we executed agreements of sale for a number of properties including Cumberland Mall, various outparcels across multiple properties and a former Sears Tire Battery and Auto location. The proceeds from our anticipated property sales pursuant to these mall and retails space sale agreements, along with previously executed sale agreements that had not yet closed as of December 31, 2022 are expected to provide approximately $67.0 million in gross proceeds, which will primarily be used to repay amounts outstanding under our Credit Agreements. We are also in various stages of negotiations for the sale of land parcels for multifamily residential development, the sale of outparcel assets and the sale of land parcels for hotel development. Each of these transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in most cases requires zoning variances and similar approvals. The closing of these transactions and the timing of completion cannot be estimated with certainty, in particular not all transactions are expected to close in 2023, and certain of them are expected to extend into 2024.

The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•
adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit or capital market or competitive conditions, inflationary pressures including increased interest rates or otherwise, leading to a reduction in real estate revenue or cash flows or an increase in expenses;
•
continued deterioration in our tenants’ business operations and financial stability, which have been exacerbated by the extended impacts of the COVID-19 pandemic and may be further impacted by overall economic conditions, weak consumer confidence and the possibility of recession, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;
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

In addition, we continue to monitor the COVID-19 pandemic and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. Thus far, the pandemic and the actions taken to address it and the related overall worsening of economic conditions have had an adverse effect on our business, operations, liquidity, financial condition and results of operations in 2020 and 2021. While we continue to record rental revenue, the reduced collection levels had impacted our liquidity position and may continue to do so. See “Item 1A. Risk Factors—Risks Related to Our Business and Properties.” The extent and duration of such effects are uncertain, continuously changing and difficult to predict. Additionally, the future outbreak of any other highly infectious or contagious diseases may materially and adversely affect our business, financial condition, liquidity and operating results.

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

We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, and derivative instruments tied to LIBOR could also be affected if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. We have transitioned two of our mortgage agreements to SOFR during 2022. Our Credit Agreements, which represent a significant portion of our debt, include fallback language governing the transition.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. When LIBOR is phased out and changes implemented, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form through mid 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if a requisite number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

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

As of December 31, 2022, we had borrowed $979.2 million under the Term Loans and $22.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2022 is net of $2.3 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of December 31, 2022 was $107.5 million. In February 2023, we used net proceeds from the sale of a retail parcel at Plymouth Meeting Mall to pay down our First Lien Term Loan by $26.3 million.

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

In 2022, we exercised our option and satisfied the conditions to extend the maturity date of our Credit Agreements, such that the maturity is now December 10, 2023 (the "Maturity Date"). See "Item 1A. Risk Factors - Risks Related to Our Indebtedness and Our Financing - We have determined that there is substantial doubt about our ability to continue as a going concern."

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

Letters of credit and the proceeds of revolving loans may be used: (i) to refinance indebtedness under the Bridge Credit Agreement (which agreement was canceled and refinanced upon our entry into the Credit Agreements), (ii) for working capital and general corporate purposes (subject to certain exceptions set forth in the First Lien Credit Agreement, including limitations on investments in non-Borrowing Base Properties), and (iii) to fund professional fee payments and other fees and expenses subject to the provisions of the Plan and related confirmation order and for other uses permitted by the provisions of the First Lien Credit Agreement, Plan and confirmation order, in each case consistent with an approved annual business plan. The proceeds of term loans were only used to refinance existing indebtedness under the 2018

Credit Agreement and the 7-Year Term Loan. We may terminate or reduce the amount of the revolving commitments at any time and from time to time without penalty or premium, subject to the terms of the First Lien Credit Agreement.

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

The proceeds of loans under the Second Lien Credit Agreement were used to refinance existing indebtedness under the 2018 Credit Agreement and the 7-Year Term Loan.

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

As of December 31, 2022, we were in compliance with all terms under the Credit Agreements.

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

FDP Loan Agreement

As described in note 4 of our consolidated financial statements, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the ongoing redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. In addition, subsequent payments were made on the FDP Loan Agreement as indicated below. In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions.

The FDP Loan Agreement provides for: (i) a maturity date of January 22, 2024 (having been extended by one year upon satisfaction of the required conditions to extension), (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. The joint venture paid down the FDP Loan Agreement balance by $83.1 million in August 2022 and $7.1 million in November 2022. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see note 3 to our consolidated financial statements), which had $104.4 million outstanding as of December 31, 2022 (our share of which is $52.2 million). The joint venture has an outstanding balance on its 2020 Partnership Loan of $200.0 million and an outstanding balance on its 2022 Partnership Loan of $14.0 million (of which our total share for both Partnership Loans is $107.0 million) as of December 31, 2022 and the majority of the proceeds were used to pay down the FDP Term Loan since December 2020 and the remainder was used to fund ongoing capital expenditures at the property as well as accrued interest. We monitor the joint venture's cash flow and its ability to meet its debt service requirements and to comply with the financial covenants under the FDP Loan Agreement. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, we anticipate that we would be able to satisfy such obligation and that these events would have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements.

Preferred Shares

We have 3,450,000 7.375% Series B Cumulative Redeemable Perpetual Preferred Shares (the “Series B Preferred Shares”) outstanding, 6,900,000 7.20% Series C Cumulative Redeemable Perpetual Preferred Shares (the “Series C Preferred Shares”) outstanding and 5,000,000 6.875% Series D Cumulative Redeemable Perpetual Preferred Shares (the “Series D Preferred Shares”) outstanding. Upon 30 days’ notice, we may redeem any or all of the Series B Preferred Shares, Series C Preferred Shares, or Series D Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. The Series B Preferred Shares, the Series C Preferred Shares and the Series D Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accumulate in arrears at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $68.4 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.61 per share, $4.50 per share and $4.30 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

During the year ended December 31, 2020, we entered into forbearance and loan modification agreements for our consolidated properties Cherry Hill Mall, Cumberland Mall, Dartmouth Mall, Francis Scott Key Mall, Viewmont Mall, and Woodland Mall and for our unconsolidated partnership properties Metroplex and Springfield Mall. These arrangements allowed us to defer principal payments, and in some cases interest as well, on the mortgages between May and August of 2020 depending on the terms of the contract. The repayment periods ranged from August 2020 through February 2021 depending on the terms of the specific agreements. As of December 31, 2022, we had repaid all principal and interest deferrals.

In the second quarter of 2020, our subsidiary on the mortgage loan secured by Valley View Mall defaulted due to a missed payment on June 1, 2020, and not paying the balloon payment of $27.2 million. In the third quarter of 2020, the operations of the property were transferred to a receiver and foreclosure was filed. In May 2022, the foreclosure proceedings were completed and both the mortgage balance and contract asset related to this mortgage loan were written off. As such, no mortgage balance or contract asset in relation to Valley View Mall remains on our consolidated balance sheet as of December 31, 2022.

On December 10, 2021, we entered into an amendment to our mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan, which provided for an extension of the maturity date until December 10, 2022. The mortgage was then amended in December 2022 to extend the maturity date to June 10, 2023 with one option to extend by an additional four-month period through October 5, 2023. The Woodland Mall mortgage had an outstanding balance of $106.1 million as of December 31, 2022. We capitalized $0.4 million of lender fees as additional debt issuance costs in connection with the amendment.

Our subsidiary on the mortgage loan secured by Cumberland Mall defaulted due to a missed balloon payment of $38.2 million on August 1, 2022. In October 2022, we sold Cumberland Mall and the mortgage loan was paid off in full using net proceeds from the sale.

On August 31, 2022, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall, which had a maturity date of September 1, 2022. The maturity date was extended by one month and subsequently for an additional month through November 1, 2022. On October 31, 2022, certain of our consolidated subsidiaries entered into a second amendment and extension agreement to extend the maturity date for three months through February 1, 2023 with one option to extend by an additional three month period through May 1, 2023. On January 13, 2023, we exercised the option to extend the maturity date to May 1, 2023. The Cherry Hill Mall mortgage had an outstanding balance of $243.7 million as of December 31, 2022. We capitalized $2.5 million of lender fees as additional debt issuance costs in connection with the amendment.

See Part I, Item 1A, Risk Factors - Risks Related to Our Indebtedness and Our Financing - “Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to the indebtedness,” and "We might not be able to refinance our existing obligations or obtain the capital required to finance our activities."

Mortgage Loans

Our mortgage loans, which are secured by seven our consolidated properties, are due in installments over various terms extending to the year 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19% and had a weighted average interest rate of 4.49% at December 31, 2022. Three of our mortgage loans bear interest at a variable rates, a portion of which has been swapped to fixed rates, and has a weighted average interest rate of 7.97% at December 31, 2022. The weighted average interest rate of all consolidated mortgage loans was 5.07% at December 31, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of December 31, 2022:

	Payments by Period
(in thousands of dollars)	Total	2023	2024	2025	2026-2027	Thereafter
Consolidated mortgage loans
Principal payments	$19,348	$8,537	$6,405	$4,406	$—	$—
Balloon payments (1)	732,113	401,124	119,643	211,346	—	—
Total consolidated mortgage loans	751,461	$409,661	$126,048	$215,752	$—	$—
Less: Unamortized debt issuance costs	2,065
Carrying value of mortgage notes payable	$749,396

(1)
For secured mortgage loans with balloon payments due in 2023, we expect to refinance on similar terms or extend the maturities, but cannot provide any assurance that we will be able to do so.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of December 31, 2022 for the periods presented:

(in thousands of dollars)	Total	2023		2024-2025	2026-2027	Thereafter
Mortgage loans	$751,461	$409,661		$341,800	$—	$—
Term Loans	979,186	979,186	(1)	—	—	—
First Lien Revolving Facility	22,481	22,481		—	—	—
Interest on indebtedness (2)	156,746	137,058		19,688	—	—
Operating leases	8,586	972		1,730	1,710	4,174
Ground leases	49,956	1,584		3,168	3,168	42,036
Finance leases	4,937	985		1,879	1,785	288
Development and redevelopment commitments (3)	3,699	3,699		—	—	—
Total	$1,977,052	$1,555,626		$368,265	$6,663	$46,498

(1) Includes our First Lien Term Loan of $332.1 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $647.1 million, which includes estimated capitalized PIK interest based on current interest rates. The Credit Agreements' maturity date was extended through December 2023.

(2) Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.

(3) The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia, which opened in September 2019) will be made prior to December 31, 2023, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Interest Rate Derivative Agreements

As of December 31, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in May 2023 or May 2024. We originally entered into these interest rate swap agreements in 2020 to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

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

On December 10, 2020 as a result of the financial restructuring, we de-designated seven of our interest rate swaps which were previously designated cash flow hedges against the 2018 Credit Facility and 7-year Term Loan, as the hedged forecasted transactions were no longer probable to occur during the hedged time period due to the financial restructuring as described in Note 1. As such, the Company accelerated the reclassification of a portion of the amounts in other comprehensive (loss) income to earnings which resulted in a loss of $2.8 million that was recorded within interest expense, net in the consolidated statement of operations for the year ended December 31, 2020. Additionally, on December 10, 2020, the Company voluntarily de-designated the remaining thirteen interest swaps that were also previously designated as cash flow hedges against the 2018 Credit Facility and 7-year Term Loan. Upon de-designation, the accumulated other comprehensive (loss) income balance of each of these de-designated derivatives were separately reclassified to earnings as the originally hedged forecasted transactions affect earnings. Through December 10, 2020, the changes in fair value of the derivatives were recorded to accumulated other comprehensive (loss) income in the consolidated balance sheets.

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

As of December 31, 2022, we had 9 total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months we estimate that $3.6 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Derivatives not designated as hedges are not speculative and are also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to December 10, 2020, changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations and matured during 2021. During the year end December 31, 2022, we had no non-designated swaps mature and as of December 31, 2022, we have no derivatives which were non-designated.

As of December 31, 2022, the fair value of derivatives in an asset position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $3.9 million. If we had breached any of the default provisions in these agreements, the derivatives may be required to settled at their termination value, which at December 31, 2022, was in an asset position (including accrued interest) of $4.3 million. We had not breached any of these provisions as of December 31, 2022.

CASH FLOWS

Net cash provided by operating activities totaled $69.3 million for 2022, compared to $69.0 million for 2021.

This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collection of outstanding accounts receivable in the current year.

Cash flows provided by investing activities were $68.2 million for 2022, compared to $21.7 million used in investing activities for 2021.

Cash flows provided by investing activities for the year ended December 31, 2022 included $89.7 million in proceeds from sales of real estate, and $2.4 million of proceeds from sale of preferred equity interest partially offset by $4.5 million of additions to construction in progress and $18.6 million of investments in real estate improvements.

Cash flows used in investing activities in 2021 included investment in construction in progress of $8.2 million, investments in partnerships of $1.7 million and real estate improvements of $16.5 million (primarily related to capital improvements at our properties, including tenant allowances), partially offset by proceeds from sales of real estate of $5.0 million.

Cash flows used in financing activities were $160.8 million for the year ended December 31, 2022 compared to cash flows used in financing activities of $40.4 million for the year ended December 31, 2021.

Cash flows used in financing activities for the year ended December 31, 2022 included $35.7 million of principal payments on mortgage loans and repayment on the Cumberland Mall mortgage of $38.2 million. Aggregate repayments on our First Lien Revolving Facility and Term Loans were $32.1 million and $47.4 million, respectively, during the year ended December 31, 2022. Deferred financing costs of $6.0 million were paid as a result of mortgage loans and Term Loan maturity date extensions, during the year ended December 31, 2022.

Cash flows used in financing activities for 2021 included repayments of mortgage loans of $135.1 million, principal installments on mortgage loans of $25.5 million and deferred financing costs of $1.1 million, repayments of first lien term loan by $4.7 million, offset by $127.7 million of proceeds from mortgage loans.

See Note 1 to our consolidated financial statements for details regarding costs capitalized during 2022 and 2021.

COMMITMENTS

As of December 31, 2022, we had unaccrued contractual and other commitments related to our capital improvement projects and development projects of $3.7 million in the form of tenant allowances, lease termination fees, and contracts with general service providers and other professional service providers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2022, our consolidated debt portfolio consisted of $749.4 million of fixed and variable rate mortgage loans (net of debt issuance costs), $22.5 million outstanding under our First Lien Revolver, which bore interest at a rate of 7.62%, $332.1 million borrowed under our First Lien Term Loan Facility, which bore interest at a weighted average rate of 8.57%, and $647.1 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 12.3%.

Our mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to October 2025. Our seven properties exclude Valley View Mall, which was assigned to a receiver in the third quarter 2020 and was sold in a foreclosure sale in May 2022 which resulted in the mortgage liability being written off. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19%, and had a weighted average interest rate of 4.49% at December 31, 2022. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 7.97% at December 31, 2022. The weighted average interest rate of all consolidated mortgage loans was 5.07% at December 31, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2023	$603,561	(2)	4.51%	$807,767	(2)	11.73%
2024	$106,405		6.83%	$19,643		1.36%
2025	$215,752		4.02%	$—		—
2026	$—		—	$—		—
2027 and thereafter	$—		—	$—		—

(1)
Based on the weighted average interest rate in effect as of December 31, 2022 and does not include the effect of our interest rate swap derivative instruments as described below.
(2)
Includes term loan debt of $979.2 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 11.02% as of December 31, 2022.

As of December 31, 2022 and 2021, we had $827.4 million and $1,082.7 million, respectively, of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our consolidated financial statements for further information.

As of December 31, 2022, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing on various dates through May 2023 and May 2024. See Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Interest Rate Derivative Agreements.

As of December 31, 2021, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.70% on a notional amount of $300.0 million, maturing on various dates through May 2023.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2022 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $3.0 million at December 31, 2022. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $7.0 million at December 31, 2022. Based on the variable rate debt included in our debt portfolio at December 31, 2022, a 100 basis point increase in interest rates would have resulted in an additional $8.3 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $8.3 million annually.

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

Because the information presented above includes only those exposures that existed as of December 31, 2022, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years ended December 31, 2022 and 2021, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, and the financial statement schedule begin on page F-1 of this report.

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

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have reviewed the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) as of December 31, 2022 and, based on this evaluation, have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022. As a result, management performed additional procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). Based on these and other procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared and presented in accordance with U.S. generally accepted accounting principles. Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K, in accordance with U.S. generally accepted accounting principles. In addition, we have in place a remediation plan that is described below.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2022. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our internal control over financial reporting was not effective as of December 31, 2022, the end of the period covered by this Form 10-K, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our 2021 Form 10-K, we identified a material weakness related to the review of manual journal entries, which continued to exist as of December 31, 2022. Specifically, we identified segregation of duties conflicts in certain authorizations and permissions that impacted the effectiveness of certain other business process-level control activities and the reliability of data used in the operation of those control activities.

While the material weakness described above did not result in an adjustment to our consolidated financial statements, there is a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

BDO USA, LLP, independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. BDO USA, LLP’s report appears on page F-3 in this Annual Report on Form 10-K.

Material Weakness Remediation

Management of the Company and the Board of Trustees are committed to maintaining a strong internal control environment. During 2021 and 2022, we commenced efforts towards remediation of the previously reported material weakness described above. Our remediation activities resulted in additional consideration of the risks related to improper segregation of duties and ongoing design enhancements to our internal controls. Our remediation activities are ongoing, however, those activities have also included the implementation of technology solutions to automate visibility and enforcement of the independent review and documentation of journal entries, including enforcement of proper segregation of duties.

Management believes that it has made progress with the remediation efforts that include completion and implementation of design to ensure reliability of information used in the controls will reduce the risk that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. We will monitor and evaluate the remediation steps to ensure our internal control over financial reporting is consistently effective to address control deficiencies or as we determine it necessary to modify the remediation plan described above. We will continue to report regularly to our Audit Committee on the progress of our remediation plan.

Changes in Internal Control over Financial Reporting

As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than the identification of the material weakness noted above, no such changes to our internal control over financial reporting occurred during the quarter ended December 31, 2022.

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

3.9

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

4.14*	Description of Registrant’s Securities is filed herewith.

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

10.32

Loan Extension and Modification Agreement, dated as of August 31, 2022, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance and Annuity Association of America, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed November 8, 2022, is incorporated herein by reference.

10.33

Second Loan Extension and Modification Agreement, dated as of October 31, 2022, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed November 8, 2022, is incorporated herein by reference.

+10.34

Amended and Restated Employment Agreement dated as of April 25, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 27, 2012, is incorporated herein by reference.

+10.35

Amended and Restated Employment Agreement dated as of May 12, 2021, by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

+10.36

Restricted Share Unit and Outperformance Unit Award Agreement with Joseph F. Coradino, dated as of May 12, 2021, filed as Exhibit 10.2 on PREIT’s Current Report on Form 8-K filed on May 14, 2021, is incorporated herein by reference.

+10.37

Amended and Restated Nonqualified Supplemental Executive Retirement Agreement dated as of June 7, 2012 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.38

First Amendment to the Nonqualified Supplemental Executive Retirement Agreement dated as of August 9, 2021, by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed August 12, 2021, is incorporated herein by reference.

+10.39

Amendment No. 2 to Nonqualified Supplemental Executive Retirement Agreement dated as of March 28, 2022 by and between PREIT and Joseph F. Coradino, filed as Exhibit 10.4 to PREIT’s Current Report on Form 10-Q filed May 6, 2022, is incorporated herein by reference.

+10.40

Employment Agreement, dated as of January 1, 2020, between PREIT and Mario C. Ventresca, Jr., filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K/A filed on March 9, 2020, is incorporated herein by reference.

+10.41

Amendment to Employment Agreement, dated as of July 28, 2021, by and between PREIT and Mario C. Ventresca, Jr. filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed August 2, 2021, is incorporated herein by reference.

+10.42

Letter Agreement, dated as of May 8, 2013 by and between PREIT Services, LLC and Andrew M. Ioannou, filed as Exhibit 10.70 to PREIT’s Annual Report on Form 10-K filed on February 28, 2017, is incorporated herein by reference.

+10.43

Letter Agreement, dated as of December 21, 2017 by and between PREIT Services, LLC and Lisa M. Most, filed as Exhibit 10.21 to PREIT’s Annual report on Form 10-K filed February 25, 2019 is incorporated herein by reference.

+10.44

Letter Agreement, dated as of May 19, 2022 by and between PREIT Services, LLC and Joseph J. Aristone. Filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 19, 2022, is incorporated herein by reference.

+10.45

Retention Bonus Letter Agreement, dated as of May 19, 2022, by and between PREIT Services, LLC and Joseph J. Aristone, filed as Exhibit 10.2 to PREIT's Current Report on Form 8-K filed on May 19, 2022, is incorporated herein by reference.

+10.46	Amended and Restated Employee Share Purchase Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.47	PREIT’s Second Amended and Restated 2003 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on June 12, 2012, is incorporated herein by reference.

+10.48	Amendment No. 1 to Second Amended and Restated 2003 Equity Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 22, 2013, is incorporated herein by reference.

+10.49

Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.50

Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.51	PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 1, 2018, is incorporated herein by reference.

+10.52	2018-2020 Restricted Share Unit Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 4, 2018, is incorporated herein by reference.

+10.53

Form of 2018-2020 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 4, 2018, is incorporated herein by reference.

+10.54	2019-2021 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.55

Form of 2019-2021 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.56

Form of Restricted Share and Outperformance Unit Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.57	Form of Restricted Share Award Agreement under PREIT’s 2018 Equity Incentive Plan, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q on May 7, 2019, is incorporated herein by reference.

+10.58	2020-2022 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

+10.59	Form of 2020-2022 Restricted Share Unit Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020, is incorporated herein by reference.

+10.60	Form of 2020-2022 Restricted Share Award Agreement, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 21, 2020 is incorporated herein by reference.

+10.61

Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

+10.62

Amendment No. 1 to the Pennsylvania Real Estate Investment Trust Amended and Restated 2018 Equity Incentive Plan, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 5, 2021, is incorporated herein by reference.

+10.63

Form of Restricted Share Award Notice under the Amended and Restated Pennsylvania Real Estate Investment Trust 2018 Equity Incentive Plan, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 28, 2020, is incorporated herein by reference.

+10.64	2021-2023 Equity Award Program, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

+10.65	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 7, 2021, is incorporated herein by reference.

+10.66	Form of Performance Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-K filed on May 7, 2021, is herein incorporated by reference.

+10.67	Form of 2021 Restricted Share Unit and Dividend Equivalent Rights Award Notice, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 3, 2021, is incorporated herein by reference.

+10.68	2022-2024 Equity Award Program, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

+10.69	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

+10.70	Form of Performance Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 6, 2022, is incorporated herein by reference.

+10.71	Form of Restricted Share Unit and Dividend Equivalent Rights Award Notice, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on June 8, 2022, is incorporated herein by reference.

10.72

Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated December 3, 2018, filed as Exhibit 10.51 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.73

First Amendment to Office Lease between PREIT Associates, L.P. and Commerce Square Partners – Philadelphia Plaza, L.P., dated September 27, 2019, filed as Exhibit 10.52 to PREIT’s Annual Report on Form 10-K filed on March 16, 2020, is incorporated herein by reference.

10.74

Tax Protection Agreement, dated March 31, 2015, between PREIT Associates, L.P., PR Springfield Town Center LLC, Franconia Two, L.P., and Vornado Realty L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on April 1, 2015, is incorporated herein by reference.

+10.75

PREIT Services, LLC Severance Pay Plan for Certain Officers, effective January 1, 2007, filed as Exhibit 99.1 to PREIT’s Current Report on Form 8-K filed January 18, 2017, is incorporated herein by reference.

10.76

Restructuring Support Agreement, dated October 7, 2020, by and among Pennsylvania Real Estate Investment Trust and the other parties thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on October 14, 2020, is incorporated herein by reference.

10.77

Amendment and Waiver to Restructuring Support Agreement, dated as of October 16, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on October 22, 2020, is incorporated herein by reference.

10.78

Second Amendment to Restructuring Support Agreement, dated as of October 23, 2020, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees, filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2020, is incorporated herein by reference.

10.79

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

16.1

Letter from KPMG to the Securities and Exchange Commission dated March 18, 2022, filed as Exhibit 16.1 to PREIT’s Current Report on Form 8-K filed on March 18, 2022, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of BDO USA, LLP (Independent Registered Public Accounting Firm).

23.2*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	March 27, 2023	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned Trustees and Officers of Pennsylvania Real Estate Investment Trust hereby severally constitutes and appoints Mario C. Ventresca, Jr. and Joseph F. Coradino, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Joseph F. Coradino	Chairman, Chief Executive Officer (principal executive officer) and Trustee	March 27, 2023
Joseph F. Coradino

/s/ Mario C. Ventresca, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2023
Mario C. Ventresca, Jr.

/s/ Sathana Semonsky	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 27, 2023
Sathana Semonsky

/s/ George J. Alburger, Jr.	Trustee	March 27, 2023
George J. Alburger, Jr.

/s/ Michael J. DeMarco	Trustee	March 27, 2023
Michael J. DeMarco

/s/ JoAnne A. Epps	Trustee	March 27, 2023
JoAnne A. Epps

/s/ Kenneth B. Hart	Trustee	March 27, 2023
Kenneth B. Hart

/s/ Mark E. Pasquerilla	Trustee	March 27, 2023
Mark E. Pasquerilla

/s/ Charles P. Pizzi	Trustee	March 27, 2023
Charles P. Pizzi

/s/ John J. Roberts	Trustee	March 27, 2023
John J. Roberts

/s/ Christopher Swann	Trustee	March 27, 2023
Christopher Swann

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Pennsylvania Real Estate Investment Trust

Philadelphia, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pennsylvania Real Estate Investment Trust (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2021 consolidated financial statements to retrospectively apply the one-for-fifteen reverse share split of its common shares in June 2022, as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 27, 2023 expressed an adverse opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has two secured credit agreements maturing in December 2023 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment of Real Estate Assets

As described in Note 2 to the consolidated financial statements, as of December 31, 2022, the Company’s net investments in real estate were approximately $1.6 billion. The Company tests the recoverability of the real estate assets whenever events or changes in circumstances indicate that the carrying amount of the properties may not be recoverable. The Company identified impairment indicators for certain properties, which resulted in the Company recording impairment charges of $44.1 million in 2022 related to its real estate assets.

We identified the assessment of impairment of the real estate assets as a critical audit matter. The principal considerations for our determination are: (a) the use of management’s judgment in assessing impairment indicators for the properties and (b) the use of certain market-based assumptions in estimating future cash flows for properties for which impairment indicators were identified. Auditing management’s impairment assessment involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of management's assessment of potential impairment indicators at each property, including estimated holding periods, property-level net operating income and occupancy statistics, which also included utilizing professionals with specialized skill and knowledge.
•
Testing the accuracy and completeness of the data used by the Company in the assessment of potential impairment indicators at each property.
•
Utilizing professionals with specialized skills and knowledge to assist in evaluating the reasonableness of certain market-based assumptions used in estimating future cash flows for properties for which impairment indicators were identified.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania

March 27, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Trustees

Pennsylvania Real Estate Investment Trust

Philadelphia, Pennsylvania

Opinion on Internal Control Over Financial Reporting

We have audited Pennsylvania Real Estate Investment Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated March 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the review of manual journal entries, specifically segregation of duties conflicts in certain authorizations and permissions that impacted the effectiveness of certain other business process-level control activities and the reliability of data used in the operation of those control activities, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 27, 2023 on those financial statements.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees Pennsylvania Real Estate Investment Trust:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1 (Reverse Share Split), the consolidated balance sheet of Pennsylvania Real Estate Investment Trust and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). The 2021 consolidated financial statements before the effects of the adjustments described in Note 1 (Reverse Share Split) are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1 (Reverse Share Split), present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1 (Reverse Share Split) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2022.

Philadelphia, Pennsylvania

March 15, 2022

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2022	2021
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,894,944	$3,156,194
Construction in progress	42,659	45,828
Land held for development	2,058	4,339
Total investments in real estate	2,939,661	3,206,361
Accumulated depreciation	(1,370,065)	(1,405,260)
Net investments in real estate	1,569,596	1,801,101
INVESTMENTS IN PARTNERSHIPS, at equity:	7,845	16,525
OTHER ASSETS:
Cash and cash equivalents	22,937	43,852
Tenant and other receivables (net of allowance for doubtful accounts of $462 and $950 at December 31, 2022 and 2021, respectively)	40,459	42,501
Intangible assets (net of accumulated amortization of $23,029 and $21,598 at December 31, 2022 and 2021, respectively)	8,623	10,054
Deferred costs and other assets, net	91,902	128,923
Assets held for sale	61,767	8,780
Total assets	$1,803,129	$2,051,736
LIABILITIES:
Mortgage loans payable, net	$749,396	$851,283
Term Loans, net	976,903	959,137
Revolving Facilities	22,481	54,549
Tenants’ deposits and deferred rent	13,264	10,180
Distributions in excess of partnership investments	93,136	71,570
Fair value of derivative instruments	—	8,427
Accrued expenses and other liabilities	69,846	89,331
Liabilities on assets held for sale	2,539	212
Total liabilities	1,927,565	2,044,689
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 3,450 shares issued and outstanding; liquidation preference of $102,151 and $95,791 at December 31, 2022 and 2021, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 6,900 shares issued and outstanding; liquidation preference of $203,550 and $191,130 at December 31, 2022 and 2021, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 5,000 shares issued and outstanding; liquidation preference of $146,485 and $137,891 at December 31, 2022 and 2021, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 13,333 shares authorized; 5,356 and 5,347 shares issued and outstanding at December 31, 2022 and 2021, respectively	5,356	5,347
Capital contributed in excess of par	1,858,675	1,851,866
Accumulated other comprehensive income (loss)	3,282	(8,830)
Distributions in excess of net income	(1,980,693)	(1,832,375)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(113,226)	16,162
Noncontrolling interest	(11,210)	(9,115)
Total equity (deficit)	(124,436)	7,047
Total liabilities and equity	$1,803,129	$2,051,736

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
REVENUE:
Real estate revenue:
Lease revenue	$271,751	$270,065
Expense reimbursements	17,856	16,514
Other real estate revenue	5,719	9,290
Total real estate revenue	295,326	295,869
Other income	702	561
Total revenue	296,028	296,430
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(107,026)	(105,933)
Utilities	(14,819)	(12,473)
Other property operating expenses	(9,469)	(9,176)
Total property operating expenses	(131,314)	(127,582)
Depreciation and amortization	(113,083)	(117,986)
General and administrative expenses	(43,760)	(49,570)
Other (expenses) income	(451)	55
Total operating expenses	(288,608)	(295,083)
Interest expense, net	(141,760)	(128,031)
Gain on debt extinguishment, net	—	4,587
Impairment of assets	(44,101)	(9,938)
Reorganization expenses	—	(267)
Total expenses	(474,469)	(428,732)
Equity in loss of partnerships	(6,145)	(3,732)
Gain (loss) on sales of interests in real estate	10,829	(1,180)
Gain (loss) on sale of equity method investment	8,976	—
Gain (loss) on sales of real estate by equity method investee	—	1,337
Gain on sales of non operating real estate	10,527	10
Gain on sale of preferred equity interest	3,688	—
Net loss	(150,566)	(135,867)
Less: net loss attributable to noncontrolling interest	2,248	3,130
Net loss attributable to PREIT	(148,318)	(132,737)
Less: preferred share dividends	(27,375)	(27,375)
Net loss attributable to PREIT common shareholders	$(175,693)	$(160,112)

Basic and diluted loss per share:	$(33.06)	$(30.56)

Weighted average shares outstanding—basic	5,314	5,240
Effect of common share equivalents(1)	—	—
Weighted average shares outstanding—diluted	5,314	5,240
(1) The Company had net losses used to calculate earnings per share for the years ended December 31, 2022 and 2021. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be anti-dilutive.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Comprehensive loss:
Net loss	$(150,566)	$(135,867)
Unrealized gain on derivatives	12,254	11,999
Amortization of settled swaps	11	11
Total comprehensive loss	(138,301)	(123,857)
Less: comprehensive loss attributable to noncontrolling interest	2,095	2,910
Comprehensive loss attributable to PREIT	$(136,206)	$(120,947)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended

December 31, 2022 and 2021

		PREIT Shareholders
		Preferred Shares $.01 par
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Shares of Beneficial Interest, $1.00 par	Capital Contributed in Excess of par	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non- controlling interest
Balance January 1, 2021	$126,940	$35	$69	$50	$4,684	$1,846,630	$(20,620)	$(1,699,638)	$(4,270)
Net loss	(135,867)	—	—	—	—	—	—	(132,737)	(3,130)
Other comprehensive income	12,010	—	—	—	—	—	11,790	—	220
Shares issued upon redemption of Operating Partnership units	—	—	—	—	940	1,035	—	—	(1,975)
Shares issued under employee compensation plan, net of shares retired	(647)	—	—	—	(277)	(370)	—	—	—
Amortization of deferred compensation	4,571	—	—	—	—	4,571	—	—	—
Other distributions to noncontrolling interest, net	40	—	—	—	—	—	—	—	40
Balance December 31, 2021	$7,047	$35	$69	$50	$5,347	$1,851,866	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(150,566)	—	—	—	—	—	—	(148,318)	(2,248)
Other comprehensive income	12,265	—	—	—	—	—	12,112	—	153
Proceeds from disgorgement of shareholder's short-swing profits	25	—	—	—	—	25	—	—	—
Shares issued upon redemption of Operating Partnership units	1	—	—	—	—	1	—	—	—
Shares issued under employee compensation plan, net of shares retired	4,235	—	—	—	9	4,226	—	—	—
Amortization of deferred compensation	2,557	—	—	—	—	2,557	—	—	—
Balance December 31, 2022	$(124,436)	$35	$69	$50	$5,356	$1,858,675	$3,282	$(1,980,693)	$(11,210)

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Cash flows from operating activities:
Net loss	$(150,566)	$(135,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	106,544	111,270
Amortization	10,252	8,694
Straight-line rent adjustments	563	261
Deferred compensation	1,580	4,571
Gain on sale of preferred equity interest	(3,688)	—
Gain on debt extinguishment, net	—	(4,587)
Paid-in-kind interest	60,865	48,243
Gain on hedge ineffectiveness	(33)	(2,866)
(Gain) loss on sales of interests in real estate, net	(10,829)	1,180
Gain on sale of equity method investment	(8,976)	—
Gain on sales of real estate by equity method investee	—	(1,337)
Gain on sales of interests in non operating real estate	(10,527)	(10)
Equity in loss of partnerships	6,145	3,732
Cash distributions from partnerships	6,535	4,828
Impairment of real estate assets	44,101	9,938
Change in assets and liabilities:
Net change in other assets	21,595	17,632
Net change in other liabilities	(4,287)	3,296
Net cash provided by operating activities	69,274	68,978
Cash flows from investing activities:
Cash proceeds from sales of real estate	89,744	5,008
Investments in real estate improvements	(18,613)	(16,453)
Additions to construction in progress	(4,494)	(8,238)
Investments in partnerships	(633)	(1,698)
Capitalized leasing costs	(200)	(234)
Proceeds from sale of preferred equity interest	2,438	—
Additions to leasehold improvements and corporate fixed assets	(91)	(93)
Net cash provided by (used in) investing activities	68,151	(21,708)
Cash flows from financing activities:
Net repayments to the First Lien Revolving Facility	(32,068)	(281)
Net repayments to term loans	(47,358)	(4,684)
Repayments of finance lease liabilities	(721)	(689)
Principal installments on mortgage loans	(35,651)	(25,527)
Payment of deferred financing costs	(6,037)	(1,125)
Repayments of mortgage loans	—	(135,155)
Debt extinguishment	(38,169)	—
Proceeds from mortgage loans	—	127,685
Value of shares retired under equity incentive plans, net of shares issued	(809)	(648)
Net cash used in financing activities	(160,813)	(40,424)
Net change in cash, cash equivalents, and restricted cash	(23,388)	6,846
Cash, cash equivalents, and restricted cash, beginning of period	58,077	51,231
Cash, cash equivalents, and restricted cash, end of period	$34,689	$58,077

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”), a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2022, our portfolio consists of a total of 23 properties operating in eight states, including 19 shopping malls, three other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of December 31, 2022, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Consolidation

The accompanying consolidated financial statements include the Company's accounts and the accounts of the Operating Partnership and other controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation," in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIA are consolidated, otherwise they are accounted for as noncontrolling interests.

The Operating Partnership meets the criteria as a VIE. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is also an obligation of the Operating Partnership.

Current Economic and Industry Conditions, and Impact of COVID-19

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, overall economic uncertainty and the potential for recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations will continue to be materially impacted by these conditions. All of these factors have been exacerbated by the ongoing impact of the COVID-19 pandemic, the ongoing impact of which remains uncertain, and more recently by inflationary pressures and substantial increases in interest rates.

Going Concern Considerations

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result of the considerations articulated below, we believe there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months after the date that our financial statements are issued. Management specifically considered the two secured credit agreements (collectively, as amended, the “Credit Agreements”), further defined in Note 4, with a maturity date in December 2023 as an event or condition that raised substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had borrowed $332.1 million under the First Lien Term Loan, $647.1 million under the Second Lien Term Loan and $22.5 million under the First Lien Revolving Facility. In February 2023, we used net proceeds from an asset sale to pay down the First Lien Term Loan by $26.3 million. Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. The Credit Agreements include several events of default as described in Note 4. Upon the occurrence of an event of default (except with respect to bankruptcy), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder.

When the borrowings under the Credit Agreements come due and payable due to a default or at maturity in December 2023, the Company would not be able to satisfy its obligations. Management plans to work with the lender groups under the credit facilities and also explore other options to satisfy this obligation, however, any such relief involves performance by third parties and cannot be considered probably of occurring.

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

For our 2021 financial statements issued in March 2022, management specifically considered Fashion District Philadelphia’s Amended and Restated Term Loan Agreement (“FDP Loan Agreement”), which was scheduled to mature in January 2023. The FDP Loan Agreement included a quarterly covenant provision that was projected not to be met during 2022 and the Company projected that it would not be able to satisfy its obligations under its guarantee on the FDP Loan Agreement if required during 2022 as an event or condition that resulted in substantial doubt about our ability to continue as a going concern as disclosed within our 2021 financial statements. See Note 3 for 2022 activity pertaining to the FDP Loan Agreement.

Partnership Investments

We account for our investments in partnerships that we do not control using the equity method of accounting. These investments, each of which represents a 40% to 50% noncontrolling ownership interest at December 31, 2022, are recorded initially at our cost, and subsequently adjusted for our share of net equity in income or loss and cash contributions and distributions. We do not control any of these equity method investees for the following reasons:

•
Except for one property that we co-manage with our partner, the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.
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

We record the earnings from the unconsolidated partnerships using the equity method of accounting in the consolidated statements of operations in the caption entitled “Equity in (loss) income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the consolidated balance sheet caption entitled “Investments in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

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

Revenue and Receivables

We derive over 97% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles (as described below under “Intangible Assets”).

We record base rent on a straight-line basis, which means that the monthly base rent revenue according to the terms of our leases with our tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease, provided that it is probable that we will collect substantially all of the lease revenue that is due under the terms of the lease both at inception and on an ongoing basis. When collectability of lease revenue is not probable, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease revenue. We review the collectability of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. Our revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectability.

When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment decreased revenue by $0.5 million in the year ended December 31, 2022 and decreased revenue by $0.3 million in the year ended December 31, 2021. The straight-line rent receivable balances included in tenant and other receivables on the accompanying consolidated balance sheet as of December 31, 2022 and 2021 were $26.7 million and $29.1 million, respectively.

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

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain CAM costs, real estate taxes and utilities. Tenants generally make monthly expense reimbursement payments based on a budgeted amount determined at the beginning of the year. We recognize fixed CAM revenue prospectively on a straight-line basis. We have elected the practical expedient to not separate non-lease components such as CAM and real estate reimbursements from the associated lease component (minimum rent). Instead, we account for the lease and non-lease components as a single component because such non-lease components would otherwise be accounted for under the new revenue guidance (ASC 606) and both (1) the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (2) the lease component, if accounted for separately, would be classified as an operating lease.

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

Other real estate revenue includes income generated from seasonal events at our properties, partnership promotional initiatives, miscellaneous services to tenants and solar revenue.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives (Level 2), fixed rate and variable rate debt (Level 2), and in our reviews for impairment of real estate assets (Level 3) and goodwill (Level 3).

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

Impairment of Assets

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable, which is referred to as a “triggering event.” If there is a triggering event in relation to a property to be held and used, we will estimate the aggregate future cash flows, net of estimated capital expenditures, to be generated by the property, undiscounted and without interest charges. In addition, this estimate may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

During the year ended December 31, 2022, certain of our properties had triggering events due to various indicators of impairment, which led to impairment reviews and assessment of the undiscounted future cash flows. These properties passed our undiscounted future cash flow assessment except for Cumberland Mall and Plymouth Meeting Mall, which are shopping malls located in Vineland, New Jersey, and Plymouth Meeting, Pennsylvania, respectively. As a result of reduced holding period assumptions for each property, we recorded impairment losses on Cumberland Mall and Plymouth Meeting Mall. In connection with our review of our long-lived assets for impairment, we utilize qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

The determination of undiscounted cash flows requires significant estimates by our management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could affect the determination of whether an impairment exists, and the effects of such changes could materially affect our net income. If the estimated undiscounted cash flows are less than the carrying value of the property, the carrying value is written down to its fair value. Our intent is to hold and operate our properties long-term, which reduces the likelihood that our carrying value is not recoverable. A shortened holding period would increase the likelihood that the carrying value is not recoverable. We will obtain a third party appraisal of the property as deemed necessary.

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

Real Estate Acquisitions

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their relative fair value. Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and any resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property, the general market conditions in which the property operates and conditions in the economy. The judgment and subjectivity inherent in such assumptions can have a significant effect on the magnitude of the intangible assets or the changes to such assets that we record.

Intangible Assets

Our intangible assets on the accompanying consolidated balance sheets as of December 31, 2022 and 2021 each included $5.2 million (in each case, net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. Approximately $2.5 million of this goodwill balance is allocated to four equity method investees with negative investment balances.

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

We allocate purchase price to customer relationship intangibles based on management’s assessment of the fair value of such relationships.

The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2022 and 2021:

	December 31,
(in thousands of dollars)	2022	2021
Intangible Assets:
Value of in-place lease intangibles, net	$3,374	$4,805
Goodwill, net	5,249	5,249
Total intangible assets	$8,623	$10,054
Intangible Liabilities:
Below-market lease intangibles, net	$84	$95
Total intangible liabilities	$84	$95

Intangible liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets. Amortization of lease intangibles were $1.4 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.

Net amortization of below-market lease intangibles increased revenue by $10 thousand and $39 thousand for the years ended December 31, 2022 and 2021, respectively. In the normal course of business, our intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars)	Value of Lease	Below Market
For the Year Ending December 31,	Intangibles	Leases, net
2023	$1,097	$(10)
2024	1,057	(10)
2025	308	(10)
2026	222	(10)
2027	221	(10)
2028 and thereafter	469	(34)
Total	$3,374	$(84)

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

As of December 31, 2022, we determined that two of our hotel land parcels, one residential, and two retail spaces met the criteria to be classified as held for sale. As of December 31, 2021, we determined that two of our hotel land parcels, two of our multifamily land parcels and one vacant anchor box space met the criteria to be classified as held for sale.

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

The following table summarizes our capitalized salaries, commissions and benefits, real estate taxes and interest for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Development/Redevelopment:
Salaries and benefits	$46	$96
Interest	$164	$176
Leasing:
Salaries, commissions and benefits	$239	$164

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

We could be subject to a federal excise tax computed on a calendar year basis if we were not in compliance with the distribution provisions of the Internal Revenue Code. We have, in the past, distributed a substantial portion of our taxable income in the subsequent fiscal year and might also follow this policy in the future. No provision for excise tax was made for the years ended December 31, 2022 and 2021, as no excise tax was due in those years.

There were no per share distributions paid to common shareholders, Series B, Series C and Series D preferred shareholders for the years ended December 31, 2022 and 2021.

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

PRI is subject to federal, state and local income taxes. We had no federal or state income tax provision or benefit in the years ended December 31, 2022 or 2021. We had net deferred tax assets of $12.5 million and $11.0 million for the years ended December 31, 2022 and 2021, respectively. The deferred tax assets are primarily the result of net operating losses and could be subject to Internal Revenue Code (Section 382) limitation. A valuation allowance has been established for the full amount of the net deferred tax assets, because we have determined that it is more likely than not that these assets will not be realized based on recent earnings history for our taxable REIT subsidiaries. The timing and manner in which we can utilize the net operating loss carry-forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry-forwards and future tax deductions. Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Prior period ownership changes, coupled with our projections of the lack of taxable income for the foreseeable future, would substantially limit any future benefit to be derived from our NOLs, especially those generated in pre-2018 tax years.

As of December 31, 2022, we had $48.3 million of gross net operating loss (“NOL”) carryforwards for U.S. federal tax purposes, respectively. As of December 21, 2022, we had U.S. federal NOL carryforwards in the amount of $34.0 million, gross, that were generated prior to 2018 and will begin to expire, if unused, in 2023. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. As of December 31, 2022, we had $14.3 million of gross NOL carryforwards generated after 2017 for U.S. federal tax purposes, which may be used to offset 80% of our taxable income annually.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing. Such costs are amortized to interest expense over the terms of the related indebtedness. Interest expense is determined in a manner that approximates the effective interest method in the case of costs associated with mortgage loans, or on a straight-line basis in the case of costs associated with our First Lien Revolving Facility and Term Loans (see note 4).

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

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.” Interest rate swaps qualified for hedge accounting treatment with changes in the fair value of the derivatives recorded through accumulated other comprehensive (loss) income.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. As of December 31, 2022, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Reverse Share Split

On June 16, 2022, the Company effected a one-for-fifteen reverse share split of its common shares. Upon the effectiveness of the reverse share split, every 15 issued and outstanding common shares were combined into one issued and outstanding common share, with no change in par value per share, and the authorized number of common shares was proportionally reduced. Shareholders entitled to fractional shares as a result of the reverse share split were entitled to receive a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse share split. Common shares underlying outstanding options, time based restricted share units, performance based share units and restricted shares were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. Additionally, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. The reverse share split resulted in bringing the Company into compliance with the minimum bid price requirement for maintaining its listing on the New York Stock Exchange (the “NYSE”), and on July 1, 2022, the Company received notice from the NYSE that it had regained compliance with the minimum bid price requirement. The Company's common shares continued to trade under the symbol “PEI” and began trading on a split-adjusted basis on June 16, 2022.

On December 15, 2022, the Company received written notice from the NYSE that the Company failed to maintain an average market global capitalization over a consecutive 30 trading-day period of at least $15 million which resulted in NYSE delisting its securities. The securities were transferred to "OTC Pink Market" and later to OTCQB, both operated by OTC Markets Group Inc. As of December 31, 2022, the Company's shares were traded on OTC Pink Market, under the symbols PRET (Common Shares), PRETL (Preferred Series B), PRETM (Preferred Series C), and PRETN (Preferred Series D).

Common Stock Issuances

The following table summarizes the common stock share activity for the year ended December 31, 2022:

Shares (in thousands)
Balance at December 31, 2021	5,347
Shares issued under employee and trustee compensation plans, net of shares retired	8
Shares issued upon redemption of Operating Partnership units	1
Balance at December 31, 2022	5,356

Share-Based Compensation Expense

Share based payments to employees and non-employee trustees, including grants of restricted share units and share options, are valued at fair value on the date of grant, and are expensed over the applicable vesting period. These awards are accounted for as liability awards and remeasured at fair value each reporting period. The liability for these awards is included in accrued expenses and other liabilities in the consolidated balance sheets and compensation cost is recorded ratably over the respective vesting period. Forfeitures are recognized as incurred.

For further information regarding share-based compensation expense, see Note 8.

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

New Accounting Developments

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). In January 2021, the FASB issued ASU 2021-01 to provide additional guidance around Topic 848 primarily as it relates to the ASU’s effect on derivative contracts. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the sunset date to December 31, 2024. This guidance was adopted effective January 1, 2022 and did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which provides amendments to address diversity and inconsistency related to the recognition and measurement of contract assets and liabilities acquired in a business combination. Amendments require that an acquirer recognize and measure contract assets/liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. While this standard is not in effect at this time, the Company will evaluate and implement if applicable.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2022 and 2021 were comprised of the following:

	December 31,
(in thousands of dollars)	2022	2021
Buildings, improvements and construction in progress	$2,549,731	$2,762,675
Land, including land held for development	389,930	443,686
Total investments in real estate	2,939,661	3,206,361
Accumulated depreciation	(1,370,065)	(1,405,260)
Net investments in real estate	$1,569,596	$1,801,101

Impairment of Assets

During the year ended December 31, 2022, we recorded asset impairment losses of $44.1 million, which are recorded in “Impairment of assets” in the consolidated statements of operations. During the year ended December 31, 2021, we recorded asset impairment losses of $9.9 million, which are recorded in “Impairment of assets” in the consolidated statements of operations. The assets that incurred impairment losses and the amount of such losses are as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Plymouth Meeting Mall	$39,256	$—
Cumberland Mall	4,845	—
Exton Square Mall	—	8,374
Valley View Center	—	1,302
Monroe Marketplace	—	262
Total impairment of assets	$44,101	$9,938

Plymouth Meeting Mall

During the year ended December 31, 2022, we recorded a loss on impairment of assets on Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for a total of $39.3 million. We made the determination to reduce the holding period for Plymouth Meeting Mall as a result of our expectation to sell the property. This was a triggering event that led us to conduct an impairment analysis, which determined the fair value of the property to be below its carrying value.

Exton Square Mall

During the year ended December 31, 2021, we recorded a loss on impairment of assets on Exton Square Mall in Exton, Pennsylvania of approximately $8.4 million. Subsequently, on March 14, 2022, we executed a purchase and sale agreement for Exton Square Mall for a total sales price of $28.8 million which was subsequently terminated. Exton Square Mall was classified as held for sale as of December 31, 2022.

Dispositions

Cumberland Mall

In September 2022, we executed a purchase and sale agreement for Cumberland Mall in Vineland, New Jersey. This was identified as a triggering event as a result of our determination to reduce the holding period of the property. We classified the property as an asset held for sale and recorded an impairment loss of $4.8 million during the year ended December 31, 2022. In October 2022, we sold Cumberland Mall for $44.6 million, the proceeds of which were used to pay down debt as disclosed in Note 4.

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

Other Property Dispositions

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

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million, which funds were used to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with this transaction, we recorded a gain on sale of preferred equity of $3.7 million for the year ended December 31, 2022.

In June 2022, we sold a parcel of land adjacent to Moorestown Mall in Moorestown, New Jersey for $11.8 million. We used net proceeds of $11.7 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with the sale, we recorded a gain of $8.8 million, which is included in gain on sales of non operating real estate in the consolidated statement of operations.

In June 2022, we sold an outparcel at Francis Scott Key Mall in Frederick, Maryland for $2.4 million. We recorded a gain of $1.7 million in connection with the sale, which is included in gain on sale of interests in real estate in the consolidated statement of operations. We used net proceeds of $2.4 million from the sale to pay down its property mortgage.

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

In December 2022, we sold a retail space at Valley View Mall in La Crosse, Wisconsin for $2.6 million. We used net proceeds of $2.4 million from the sale to pay down our First Lien Term Loan and to pay down our revolver. We recorded a gain of $1.6 million in connection with the sale, which is included in gain on sales of operating real estate in the consolidated statement of operations.

In February 2023, we sold a retail space at Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $27.0 million. We used net proceeds of $26.3 million from the sale to pay down our First Lien Term Loan.

Development Activities

As of December 31, 2022 and 2021, we had capitalized amounts related to construction and development activities. The following table summarizes certain capitalized construction and development information for our consolidated properties as of December 31, 2022 and 2021:

	December 31,
(in thousands of dollars)	2022	2021
Construction in progress	$42,659	$45,828
Land held for development	2,058	4,339
Deferred costs and other assets	7,862	6,058
Total capitalized construction and development activities	$52,579	$56,225

Assets Classified as Held for Sale

As of December 31, 2022, we had assets and liabilities of properties that have been classified as held for sale. The following table summarizes the assets and liabilities held for sale as of December 31, 2022:

December 31,
(in thousands of dollars)	2022
Assets held for sale:
Operating properties	$58,562
Tenant and other receivables, net of allowance	226
Other assets	2,979
Total assets held for sale	$61,767
Liabilities held for sale:
Accrued expenses and other liabilities	$(2,539)
Total liabilities held for sale	$(2,539)

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of our equity investments in unconsolidated partnerships as of December 31, 2022 and 2021:

	December 31,
(in thousands of dollars)	2022	2021
ASSETS:
Investments in real estate, at cost:
Operating properties	$741,007	$847,560
Construction in progress	5,346	6,456
Total investments in real estate	746,353	854,016
Accumulated depreciation	(237,791)	(247,133)
Net investments in real estate	508,562	606,883
Cash and cash equivalents	28,186	59,004
Deferred costs and other assets, net	142,929	155,247
Total assets	679,677	821,134
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	400,141	493,904
FDP Term Loan, net	104,427	194,602
Partnership Loans	214,008	115,543
Other liabilities	155,873	141,619
Total liabilities	874,449	945,668
Net investment	(194,772)	(124,534)
Partners’ share	(102,495)	(62,771)
PREIT’s share	(92,277)	(61,763)
Excess investment (1)	6,986	6,718
Net investments and advances	$(85,291)	$(55,045)
Investment in partnerships, at equity	$7,845	$16,525
Distributions in excess of partnership investments	(93,136)	(71,570)
Net investments and advances	$(85,291)	$(55,045)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in loss of partnerships for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Real estate revenue	$109,390	$120,861
Expenses:
Property operating and other expenses	(45,805)	(52,111)
Interest expense (1)	(51,319)	(44,547)
Depreciation and amortization	(23,918)	(29,200)
Total expenses	(121,042)	(125,858)
Net loss	(11,652)	(4,997)
Less: Partners’ share	5,507	1,469
PREIT’s share	(6,145)	(3,528)
Amortization of excess investment	-	(204)
Equity in loss of partnerships	$(6,145)	$(3,732)

(1) Net of capitalized interest expense of $8 thousand and $347 thousand for the year ended December 31, 2022 and 2021, respectively.

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

FDP Loan Agreement

PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and The Macerich Company (“Macerich”), previously entered into a $250.0 million term loan in January 2018 (as amended in July 2019 to increase the total maximum potential borrowings to $350.0 million) to fund the redevelopment of Fashion District Philadelphia and to repay capital contributions to the venture previously made by the partners. On December 10, 2020, PM Gallery LP, together with certain other subsidiaries owned indirectly by us and Macerich (including the fee and leasehold owners of the properties that are part of the Fashion District Philadelphia project), entered into an Amended and Restated Term Loan Agreement (the “FDP Loan Agreement”). In connection with the execution of the FDP Loan Agreement, a $100.0 million principal payment was made (and funded indirectly by Macerich, the “Partnership Loan”) to pay down the existing loan, reducing the outstanding principal under the FDP Loan Agreement from $301.0 million to $201.0 million. In addition, subsequent payments were made on the FDP Loan Agreement as indicated below. The joint venture must repay the Partnership Loan plus 15% accrued interest to Macerich, in its capacity as the lender, prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner.

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2024, (having been extended by one year upon satisfaction of the required conditions to extension), (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type.

The FDP Loan Agreement had a balance of $104.4 million as of December 31, 2022. During 2022, the joint venture paid down the FDP Loan Agreement balance by $90.2 million in order to comply with the financial covenants. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance to reach a debt yield ratio of 12% and exercised its option to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the FDP Loan Agreement balance to achieve compliance, the balance could become due and payable at that time. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement, which is $39.2 million subsequent to the January 2023 paydown. Management projects that the Company would be able to satisfy its obligations if the FDP term loan would become due and payable by its maturity date.

Joint Venture

In connection with the execution of the FDP Loan Agreement, the governing structure of PM Gallery LP was modified such that, effective as of January 1, 2021, Macerich is responsible for the entity’s operations and, subject to limited exceptions, controls major decisions. The Company considered the changes to the governing structure of PM Gallery LP and determined the investment qualifies as a variable interest entity and will continue to be accounted for under the equity method of accounting. Our maximum exposure to losses is limited to the extent of our investment, which is a 50% ownership, and the guarantee under the FDP Loan Agreement as noted above.

Mortgage Loans of Unconsolidated Properties

Mortgage loans, which are secured by six of the unconsolidated properties (including one property under development), are due in installments over various terms extending to the year 2031. Six of the mortgage loans bear interest at a fixed interest rate. The balances of the fixed interest rate mortgage loans have interest rates that range from 3.20% to 5.50% and had a weighted average interest rate of 4.11% at December 31, 2022. The liability under each mortgage loan is limited to the unconsolidated partnership that owns the particular property. The property total of principal payments due in the next five years and thereafter is as follows:

(in thousands of dollars) For the Year Ending December 31,	Property Total
2023	$82,462
2024	7,675
2025	61,848
2026	8,323
2027 and thereafter	241,850
Total principal payments	402,158
Less: Unamortized debt issuance costs	2,017
Carrying value of mortgage notes payable	$400,141

Mortgage Loan Activity

Pavilion at Market East

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

Dispositions

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
4. FINANCING ACTIVITY

Credit Agreements

On December 10, 2020 we entered into the Credit Agreements: (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”), as amended February 8, 2021 with Wells Fargo Bank and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements mature in December 2022, and as extended, to December 2023. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.”

As of December 31, 2022, we had borrowed $332.1 million under the First Lien Term Loan, $647.1 million under the Second Lien Term Loan and $22.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of December 31, 2022 is net of $2.3 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of December 31, 2022 was $107.5 million. In February 2023, we used net proceeds from the sale of retail space at Plymouth Meeting Mall to pay down our First Lien Term Loan by $26.3 million.

Wilmington Savings Fund Society, FSB is Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

Interest expense and deferred financing fee amortization related to the Credit Agreements for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2022	2021
Revolving Facilities:
Interest expense (1)	$1,817	$2,222
Deferred financing amortization	1,113	1,194
Term Loans:
Interest expense (2)	91,980	84,594
Deferred financing amortization	6,683	7,130

(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $60.9 million and $48.2 million, for the year ended December 31, 2022 and 2021, respectively, was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

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

In December 2022, we exercised our option and satisfied the conditions to extend the maturity date of our Credit Agreements, such that it is now December 10, 2023 (the “Maturity Date”). The loans under the Credit Agreements are repayable in full on the Maturity Date, subject to mandatory prepayment provisions in the event of certain events including asset sales, incurrence of indebtedness, issuances of equity and receipt of casualty insurance proceeds. The terms of our Credit Agreements place restrictions on, among other things, and subject to certain exceptions, our ability to make certain restricted payments (including payments of dividends), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate, or sell our assets or the equity interests in our subsidiaries, amend our organizational documents or material contracts, enter into certain transactions with affiliates, or enter into derivatives contracts. Additionally, if we receive net cash proceeds from certain capital events (including equity issuances), we are required to prepay loans under our Credit Agreements. In addition, the Credit Agreements contain cross-default provisions that trigger an event of default if we fail to make certain payments or otherwise fail to comply with our obligations with respect to certain of our other indebtedness.

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

As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreements.

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

Consolidated Mortgage Loans

Our consolidated mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to the year 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19% and had a weighted average interest rate of 4.49% at December 31, 2022. Three of our mortgage loans bear interest at variable rates and had a weighted average interest rate of 7.97% at December 31, 2022. The weighted average interest rate of all consolidated mortgage loans was 5.07% at December 31, 2022. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the tables below.

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at December 31, 2022 and 2021 are as follows:

	2022		2021
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$751.5	$733.7	$852.5	$846.6

(1) The carrying value of consolidated mortgage loans excludes unamortized debt issuance costs of $2.1 million and $1.2 million as of December 31, 2022 and 2021, respectively.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of December 31, 2022:

(in thousands of dollars) For the Year Ending December 31,	Principal Amortization	Balloon Payments	Total
2023	$8,537	$401,124	$409,661
2024	6,405	119,643	126,048
2025	4,406	211,346	215,752
2026	—	—	—
2027 and thereafter	—	—	—
Total principal payments	$19,348	$732,113	751,461
Less: Unamortized debt issuance costs			2,065
Carrying value of mortgage notes payable			$749,396

The consolidated mortgage loans contain various customary default provisions. As of December 31, 2022, we were not in default on any of the consolidated mortgage loans.

Mortgage Loan Activity

Cherry Hill Mall Mortgage

On August 31, 2022, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey, which had a maturity date of September 1, 2022. The maturity date was extended by one month and subsequently for an additional month through November 1, 2022. On October 31, 2022, certain of our consolidated subsidiaries entered into a second amendment and extension agreement to extend the maturity date for three months through February 1, 2023 with one option to extend by an additional three-month period through May 1, 2023. On January 13, 2023, we elected the option to extend the maturity date to May 1, 2023. As of December 31, 2022, the mortgage loan outstanding balance was $243.7 million. The Company capitalized $2.5 million of lender fees as additional debt issuance costs in connection with the amendment.

Cumberland Mall Mortgage

Our mortgage loan secured by the property at Cumberland Mall in Vineland, New Jersey had matured on August 1, 2022. Such balance was not repaid on or prior to the maturity date and was in default. On October 31, 2022, we closed on the sale of the property, and paid off the mortgage balance of $39.1 million using proceeds from the sale.

Woodland Amendment

On December 10, 2021, certain of our consolidated subsidiaries entered into an amendment to our mortgage loan secured by our property at Woodland Mall in Grand Rapids, Michigan, which provides for an extension of the maturity date until December 10, 2022. On December 29, 2022, certain of our consolidated subsidiaries entered into an additional amendment and extension agreement to extend the maturity date for six months through June 10, 2023 with one option to extend by an additional four-month period through October 5, 2023. As of December 31, 2022, the mortgage loan has an outstanding balance of $106.1 million. The Company capitalized $0.4 million of lender fees as additional debt issuance costs in connection with the amendment.

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

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents. At December 31, 2022 and 2021, cash and cash equivalents and restricted cash totaled $34.7 million and $58.1 million, respectively, and included tenant security deposits of $2.0 million and $1.6 million, respectively.

Cash paid for interest was $68.7 million and $68.9 million for the years ended December 31, 2022 and 2021, respectively, net of amounts capitalized of $0.2 million and $0.2 million, respectively.

In our statements of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $32.1 million and $47.4 million, respectively, for the year ended December 31, 2022. Aggregate repayments on our First Lien Revolving Facility and Term Loan were $0.3 million and $4.7 million, respectively, for the year ended December 31, 2021.

Accrued construction costs decreased by $2.6 million and $1.3 million in the year ended December 31, 2022 and 2021, respectively, representing non-cash changes in investment in real estate and construction in progress.

During the year ended December 31, 2022, we issued 785 common shares of beneficial interest in the Company in exchange for OP Units in our Operating Partnership.

During the year ended December 31, 2021, we issued 63,028 common shares of beneficial interest in the Company in exchange for a like number of OP Units in our Operating Partnership.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows as of December 31, 2022 and 2021.

	December 31,
(in thousands of dollars)	2022	2021
Cash and cash equivalents	$22,937	$43,852
Restricted cash included in other assets	11,752	14,225
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$34,689	$58,077

Our restricted cash consists of cash held in escrow by banks for real estate taxes and tenant deposits.

Significant Non-Cash Transactions

The Company also incurred $60.9 million and $48.2 million in PIK interest expense on the Second Lien Term Loan for the year ended December 31, 2022 and 2021, respectively. These amounts are included in interest expense, net in the consolidated statement of operations.

The Company also incurred $59.9 million of non-cash changes in operating activities for the transfer of operating properties to assets held for sale for the year ended December 31, 2022.

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

As of December 31, 2022, we had nine total derivatives with a notional amount of $400.0 million, which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

During 2023, we estimate that $3.6 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and were also used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. For swaps that were not re-designated subsequent to the December 10, 2020 debt restructuring that matured during 2021, the changes in the fair value of derivatives are recorded directly in earnings as interest expense in the consolidated statement of operations.

Interest Rate Swaps

As of December 31, 2022, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in either May 2023 or May 2024. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of December 31, 2022 and 2021 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at December 31, 2022 (in millions of dollars)	Aggregate Fair Value at December 31, 2022 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2021 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2023	$300.0	$2.4	$(8.1)	2.70%
2024	100.0	1.5	-	3.59%
Total	$400.0	$3.9	$(8.1)	2.92%

(1) As of December 31, 2022 and 2021, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive (loss) income and on our consolidated statements of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$12.3	$(11.4)	$(3.1)	$11.9

	Year Ended December 31,
(in millions of dollars)	2022	2021
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(141.8)	$(128.0)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(3.1)	$11.9

As we did not have any derivatives which were not designated in hedging relationships, non-designated swaps had no impact on the financial statements for the year ended December 31, 2022. The impact of our non-designated swaps resulted in a loss of approximately $0.1 million for the year ended December 31, 2021, which is recognized in interest expense, net in the consolidated statement of operations.

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of December 31, 2022, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2022, the Company did not have any derivatives in a net liability position.

7. BENEFIT PLANS

401(k) Plan

We maintain a 401(k) Plan (the “401(k) Plan”) in which substantially all of our employees are eligible to participate. The 401(k) Plan permits eligible participants, as defined in the 401(k) Plan agreement, to defer up to 30% of their compensation, and we, at our discretion, may match a specified percentage of the employees’ contributions. Our and our employees’ contributions are fully vested, as defined in the 401(k) Plan agreement. Our contributions to the 401(k) Plan were $0.7 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Supplemental Retirement Plans

In the past, we maintained Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. The Supplemental Plans were terminated in 2021 and no further contributions were made. The portion of the Supplemental Plans account balances attributable to post-2004 contributions and the related earnings were fully paid in 2022. Expenses under the provisions of the Supplemental Plan were $37 thousand and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

Employee Share Purchase Plan

We maintain a share purchase plan through which our employees may purchase common shares at a 15% discount to the fair market value (as defined therein). We suspended our Employee Share Purchase Plan effective as of September 25, 2020 and it remained suspended throughout 2022 and 2021.

8. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2022, we make share based compensation awards using our Amended and Restated 2018 Equity Incentive Plan, which is a share based compensation plan that was approved by our Board of Trustees in 2021. Previously, we maintained six other plans pursuant to which we granted equity awards in various forms. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or remain outstanding and exercisable, respectively. In addition, we previously maintained two plans pursuant to which we granted options to our non-employee trustees.

On March 4, 2022, the Compensation Committee approved the 2022-2024 Equity Award Program design (the "2022 Program") under which long term incentive awards may be made to certain key employees. Having approved the 2022 Program, the Company made long term incentive plan awards in the form of performance-based restricted share units ("PSUs") and time-based restricted share units ("RSUs"). The grants of the 2022 PSUs and RSUs were made pursuant to our Amended and Restated 2018 Equity Incentive Plan.

On March 31, 2021, the Compensation Committee approved the 2021-2023 Equity Award Program design (the “2021 Program”) under which long term incentive awards may be made to certain key employees. Having approved the 2021 Program, the Company made long term incentive plan awards in the form of performance-based restricted share units and time-based restricted share units. The grants of 2021 PSUs and RSUs were made pursuant to our Amended and Restated 2018 Equity Incentive Plan.

On March 31, 2021 also, the Board of Trustees approved the first amendment to the 2018 Equity Incentive Plan to permit the grant of time-based RSUs, and as a result, the Plan allows for settlement of RSUs or PSUs in cash or shares, as determined by the Compensation Committee.

We recognize expense in connection with share based awards made prior to 2021 to employees and trustees by valuing all share based awards at their fair value on the date of grant, and then expensing them over the applicable vesting period. Our 2021 and 2022 awards, which allow for the settlement in cash or shares, are accounted for as liability awards and are remeasured at fair value each reporting period.

For the years ended December 31, 2022 and 2021, we recorded aggregate compensation expense for share based awards of $2.6 million (including a net reversal of $0.05 million of amortization relating to employee separation) and $4.6 million (including a net reversal of $0.1 million of amortization relating to employee separation), respectively, in connection with the equity incentive programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. For the years ended December 31, 2022 and 2021, we capitalized compensation costs related to share based awards of less than $1 thousand and $10 thousand, respectively. For the 2021 and 2022 liability awards, as of December 31, 2022 and 2021, $0.5 million and $1.2 million, respectively, of liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

Amended and Restated 2018 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued to employees or trustees under our Amended and Restated 2018 Equity Incentive Plan (pursuant to options, restricted shares, shares issuable pursuant to current or future RSU Programs, or otherwise) was 149,835 as of December 31, 2022. The share based awards described in this footnote were made under the 2003 Equity Incentive Plan and the Amended and Restated 2018 Equity Incentive Plan.

Restricted Shares Subject to Time Based Vesting

The aggregate fair value of the restricted shares that we granted to our employees and non-employee trustees in 2020 was $4.6 million based on the share price on the date of the grant. As of December 31, 2022, there was $0.1 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan and the Amended and Restated 2018 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of two months.

A summary of the status of our unvested restricted shares as of December 31, 2022 and changes during the years ended December 31, 2022 and 2021 are presented below:

	Shares	Weighted Average Grant Date Fair Value
January 1, 2021	138,448	$84.00
Shares granted	—	—
Shares vested	(82,067)	31.35
Shares forfeited	(1,623)	62.40
December 31, 2021	54,758	163.50
Shares granted	—	—
Shares vested	(34,219)	13.72
Shares forfeited	(2,305)	55.88
December 31, 2022	18,234	$458.33

2022 and 2021 Time Based Restricted Share Units

In 2022 and 2021, we made grants of RSUs subject to time based vesting. The RSUs will generally vest in three equal annual installments for all except director grants will vest in two equal annual installments, provided the recipient remains our employee on the vesting date. During the period that the 2022 RSUs and 2021 RSUs have not vested, the holder will have no rights as a shareholder with respect to the RSUs; however, dividends, if any, on the Company's common shares are deemed to be paid with respect to the RSUs and credited to the RSU. In 2022 and 2021, we granted a total RSUs of 322,531 and 94,494, respectively, to our employees subject to time based vesting. The weighted average grant date fair values of RSUs was $12.75 per share in 2022 and $29.25 per share in 2021. The aggregate fair value of the RSUs granted were $4.1 million and $2.8 million in 2022 and 2021, respectively. Compensation cost relating to 2022 RSUs is recorded ratably over the respective vesting periods and the fair value is remeasured at each reporting period. We recorded $0.01 million (including a net reversal of $0.01 million) and $0.6 million (including a net reversal of $0.01 million relating to employee separation) of compensation expense related to RSUs for the years ended December 31, 2022 and 2021, respectively.

Restricted Shares Awarded to Employees

In 2020, we made grants of restricted shares subject to time based vesting. The awarded shares vest over periods of one to three years, typically in equal annual installments, provided the recipient remains our employee on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. We granted a total of 113,775 restricted shares subject to time based vesting to our employees in 2020. The weighted average grant date fair values of time based restricted shares was $48.30 per share in 2020. The aggregate fair value of the restricted shares granted in 2020 were $3.9 million. Compensation cost relating to time based restricted share awards is recorded ratably over the respective vesting periods. We recorded $1.2 million (including a net reversal of $0.05 million relating to employee separation) and $2.5 million (including a net reversal of $0.06 million relating to employee separation) of compensation expense related to time based restricted shares for the years ended December 31, 2022 and 2021, respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $0.5 million and $1.6 million, respectively.

2021 CEO Time Based Restricted Share Units and Outperformance Units

In 2021, in connection with the entry into an Amended and Restated Employment Agreement, the Company awarded a long term incentive award of cash-settled, time-based RSUs pursuant to a Restricted Share Unit and Outperformance Unit Award Agreement to its Chief Executive Officer. The award consisted of 53,355 RSUs ("CEO RSUs") with a grant date fair value of $25.65 per share. The CEO RSUs will vest in three annual installments commencing on March 31, 2022, subject to continued employment (and to accelerated vesting upon the occurrence of certain termination events). Vested CEO RSUs will be settled in cash equal to the fair market value of a common share on the applicable vesting date multiplied by the number of RSUs that vest on that date.

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

Outperformance Units (“OPUs”) Awarded to Employees

Of the time-based restricted shares granted to employees in 2019, 70,208 had Outperformance Units (“OPUs”) attached to them. The OPUs will entitle the employees to receive additional shares tied to a multiple of the employee’s time-based restricted share award if the Company achieves certain specified operating performance metrics measured over a three-year period. If any shares are issued in respect of the OPUs at the end of the three-year measurement period, 50% will vest immediately, 25% will be subject to an additional one-year vesting requirement, and 25% will be subject to an additional two-year vesting requirement. If we pay dividends, dividend equivalents on the common shares will accrue on any awarded OPUs and are credited to “acquire” more OPUs for the account of the employee at the 20-day average closing price per common share ending on the dividend payment date, but will vest only if performance measures were achieved as of December 31, 2021. We recorded $0.7 million and $4.2 million of compensation expense related to OPUs for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, a total of 53,114 OPUs have vested.

Restricted Shares Awarded to Non-Employee Trustees

As part of the compensation we pay to our non-employee trustees for their service, we grant restricted shares subject to time based vesting. The awarded shares vest over a one-year period. These annual awards have been made under the 2003 Equity Incentive Plan and the 2018 Equity Incentive Plan. In 2022 and 2021 we granted 155,186 and 24,738 restricted share units ("Trustee RSUs"), respectively, which vest on the one-year anniversary of the grant and will be settled in cash or shares as determined by the Compensation Committee. In 2020, we granted 40,884 restricted shares subject to time based vesting to our non-employee trustees. The weighted average grant date fair values of these awards were $5.95 per share in 2022 and $31.05 per share in 2021. The fair value for the 2022 and 2021 awards, which are liability based awards, are remeasured each period. The aggregate fair value of these awards granted in 2022 and 2021 were $0.9 million and $0.8 million, respectively, based on the share price on the date of the grant. Compensation cost relating to time based restricted share awards or Trustee RSUs is recorded ratably over the respective vesting periods. We recorded $0.07 million and $0.5 million of compensation expense related to time based vesting of these non-employee trustee awards in 2022 and 2021, respectively. The total fair value of shares granted to non-employee trustees that vested was $0.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

We do not expect to record any future compensation expense in connection with the vesting of existing time based restricted share equity awards to non-employee trustees in 2023 or thereafter.

2022 and 2021 Performance Based Restricted Share Units

In 2022 and 2021, we made grants of 236,575 and 102,967 units of PSUs, respectively. Under the 2022 and 2021 PSU program, the number of common shares to be issued with respect to the PSUs, if any, depends on our achievement of certain specified operating performance measures and a modification based on total shareholder return (“TSR”) for the three-year period. The 2022 period begins on January 1, 2022 and ending on the earlier of December 31, 2024 or the date of a change in control of the Company (the “Measurement Period”). The 2021 period begins on January 1, 2021 and ending on the earlier of December 31, 2023 or the date of a change in control of the Company (the "Measurement Period).

The preliminary number of common shares to be issued by the Company with respect to the 2022 PSUs awarded is based on a multiple determined by achievement of certain specified operating performance measures during the Measurement Period. These performance measures, the three-year core mall sales per square foot, the three-year core mall total occupancy and the three-year corporate debt yield, are each weighted 33.3%. The Committee approved minimum, target and maximum performance levels for both measures. For all participants, the minimum performance level will have a 0.5 multiplier, the target performance level will have a 1.0 multiplier and the maximum performance level will have a 2.0 multiplier. The preliminary number of common shares to be issued as determined under the operating performance goals will be adjusted, upwards or downwards, depending on the Company’s TSR performance over the Measurement Period relative to the TSR performance of other REITs comprising a leading index of REITs. Dividends, if any, on the Company’s common shares are deemed to be paid with respect to 2022 PSUs and credited to the 2022 PSU.

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

Compensation cost relating to 2022 and 2021 PSUs is recorded ratably over the respective vesting periods but the fair value is remeasured at each reporting period. Total compensation cost recorded for the years ended December 31, 2022 and 2021 , respectively was ($0.3) million and $0.3 million.

Performance Based Restricted Share Unit Programs

In 2020 and 2019, our Board of Trustees established the 2020-2022 RSU Program and 2019-2021 RSU Program, respectively (collectively, the “RSU Programs”).

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

Compensation cost relating to the RSU awards is expensed ratably over the applicable three year vesting period. We recorded $0.8 million and $1.9 million of compensation expense related to the RSU Programs for the year ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, no shares were issued from the 2019-2021 or 2018-2020 RSU programs because the required criteria were not met.

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

The following table presents additional information pertaining to the Company’s leases:

	Year Ended December 31,
	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$808	$—	$—	$808	$809	$—	$—	$809
Interest on lease liabilities	239	—	—	239	242	—	—	242
Operating lease costs	—	2,342	250	2,592	—	2,155	1,493	3,648
Variable lease costs	—	183	853	1,036	—	180	149	329
Total lease costs	$1,047	$2,525	$1,103	$4,675	$1,051	$2,335	$1,642	$5,028

Other information related to leases as of and for the years ended December 31, 2022 and 2021 are as follows:

(in thousands of dollars)	2022	2021
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$238	$242
Operating cash flows used for operating leases	$2,612	$2,721
Financing cash flows used for finance leases	$754	$750
Weighted average remaining lease term-finance leases (months)	63	75
Weighted average remaining lease term-operating leases (months)	283	291
Weighted average discount rate-finance leases	4.38%	4.36%
Weighted average discount rate-operating leases	6.46%	6.43%

Future payments against lease liabilities as of December 31, 2022 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
2023	$985	$2,556	$3,541
2024	950	2,471	3,421
2025	929	2,428	3,357
2026	926	2,429	3,355
2027	859	2,450	3,309
Thereafter	288	46,208	46,496
Total undiscounted lease payments	4,937	58,542	63,479
Less imputed interest	(536)	(30,285)	(30,821)
Total lease liabilities	$4,401	$28,257	$32,658

Lease liabilities are included with accrued expenses and other liabilities in the consolidated balance sheets.

As Lessor

As of December 31, 2022, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available. Except for utility reimbursements, the fixed and variable lease payments are included with lease revenue in the consolidated statements of operations. Utility reimbursements are included within expense reimbursements as a separate line item in the consolidated statement of operations as their pattern of transfer is not aligned with the other payments.

(in thousands of dollars)
For the Year Ending December 31,
2023	$238,875
2024	209,425
2025	171,344
2026	140,934
2027	112,925
Thereafter	295,445
$1,168,948

The disaggregation of fixed lease revenue and variable lease revenue for the year ended December 31, 2022 is as follows:

For the Year Ended December 31,
(in thousands of dollars)	2022
Fixed lease revenue	$209,693
Variable lease revenue	62,058
Total lease revenue	$271,751

10. RELATED PARTY TRANSACTIONS

Office Leases

We lease office space at One Commerce Square, which is located at 2005 Market Street, Philadelphia, Pennsylvania, pursuant to a lease agreement with Brandywine Realty Trust. One of our independent trustees is also a Trustee of Brandywine Realty Trust. We paid $1.6 million and $1.0 million in total rent under the lease for the year ended December 31, 2022 and 2021, respectively.

Employee Health Insurance

We purchase healthcare benefits for our employees through Independence Blue Cross (“IBX”). An independent trustee of the Company is a chairman of the board of directors of IBX. We paid total insurance healthcare premiums to IBX of $2.1 million and $1.9 million, respectively, for the years ended December 31, 2022 and 2021.

11. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2022, we had contractual and other commitments related to our capital improvement projects and development projects of $3.7 million, including $1.0 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For the purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of December 31, 2022, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $68.4 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $4.61 per share, $4.50 per share and $4.30 per share, respectively. On August 2, 2022, our preferred shareholders elected two independent trustees to our Board of Trustees in accordance with the provisions of the designating amendments of the Company's Amended and Restated Trust Agreement.

Employment Agreements

Two officers of the Company have employment agreements with terms that renew automatically each year for additional one-year terms. The employment agreements provided for aggregate base compensation for the year ended December 31, 2022 and 2021 of $1.43 million and $1.39 million, respectively, subject to increases as approved by the Executive Compensation and Human Resources Committee of our Board of Trustees in future years, as well as additional incentive compensation.

Provision for Employee Separation Expense

We recorded $0.3 million of employee separation expense during the years ended December 31, 2022 and 2021, respectively, in connection with the termination of certain employees. As of December 31, 2022, approximately $0.2 million of these amounts were accrued and unpaid. As of December 31, 2021, less than $0.1 million of these amounts were accrued and unpaid.

NYSE Continued Listing Standards

On December 15, 2022, the Company received written notice from the NYSE that the Company failed to maintain an average market global capitalization over a consecutive 30 trading-day period of at least $15 million which resulted in NYSE delisting its securities. The securities were transferred to "OTC Pink Market" and, on January 11, 2023 to OTCQB, both operated by OTC Markets Group Inc. The Company's shares are currently traded on OTCQB, under the symbols PRET (Common Shares), PRETL (Preferred Series B), PRETM (Preferred Series C), and PRETN (Preferred Series D).

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

Property Damage from Natural Disaster

During the year ended December 31, 2022, there were no net recoveries. During the year ended December 31, 2021, we recorded net recoveries of $0.7 million also related to remediation expenses.

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

Tax Protection Agreements

There were no tax protection agreements in effect as of December 31, 2022.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2022

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements and Impairment Charges	Balance of Land and Land Held for Develop- ment	Balance of Building & Improvements and Construction in Progress	Accumulated Depreciation Balance	Current Encumbrance (1)	Date of Acquisition/ Construction	Life of Depre- ciation
Capital City Mall	$11,380	$65,575	$61,471	$11,325	$127,101	$65,874	$—	2003	40
Cherry Hill Mall	29,938	185,611	257,064	48,610	424,003	290,914	243,675	2003	40
Dartmouth Mall	7,015	28,323	55,416	12,021	78,733	52,397	53,727	1998	40
Francis Scott Key Mall	9,786	47,526	39,295	9,155	87,452	50,821	52,458	2003	40
Jacksonville Mall	9,188	47,139	36,814	9,913	83,228	47,379	-	2003	40
Magnolia Mall	6,229	42,302	57,354	14,368	91,517	57,972	-	1998	40
Monroe Land	262	-	(262)	-	-	-	-	2006	N/A
Moorestown Mall	10,934	64,746	100,512	18,899	156,847	87,323	-	2003	40
Patrick Henry Mall	16,075	86,643	55,359	16,398	141,679	85,384	83,079	2003	40
Plymouth Meeting Mall	26,984	58,388	55,969	5,055	142,648	94,518	-	2003	40
The Mall at Prince Georges	23,247	57,686	61,174	7,117	130,128	79,096	-	1998	40
Springfield Town Center	119,912	353,551	25,534	119,911	379,086	106,380	-	2015	40
Swedes Square land	189	-	36	225	-	-	-	2004	N/A
Valley Mall	8,325	57,931	83,511	23,999	125,768	62,667	-	2003	40
Viewmont Mall	12,505	61,519	48,330	12,598	109,756	63,261	67,185	2003	40
Willow Grove Park	26,748	131,189	112,377	36,537	233,777	126,094	145,237	2003	40
Woodland Mall	26,706	123,019	133,136	43,799	238,008	99,985	106,100	2005	40
Investment In Real Estate	$345,423	$1,411,148	$1,183,090	$389,930	$2,549,731	$1,370,065	$751,461

(1) Represents mortgage principal balances outstanding as of December 31, 2022 and does not include unamortized debt costs with an aggregate balance of $2.1 million.

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of our investment in real estate was $3,033.4 million and $1,973.0 million at December 31, 2022, respectively, and $3,106.9 million and $2,074.6 million at December 31, 2021, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2022 and 2021 are as follows:

(in thousands of dollars)	For the Year Ended December 31,
Total Real Estate Assets:	2022	2021
Balance, beginning of year	$3,206,361	$3,220,337
Improvements and development	18,302	22,342
Impairment of assets	(100,053)	(11,474)
Dispositions	(45,862)	(20,477)
Write-off of fully depreciated assets	(75,892)	(254)
Reclassification to held for sale	(63,195)	(4,113)
Balance, end of year	$2,939,661	$3,206,361
Balance, end of year – held for sale	$58,562	$8,780

(in thousands of dollars)	For the Year Ended December 31,
Accumulated Depreciation:	2022	2021
Balance, beginning of year	$1,405,260	$1,308,427
Depreciation expense	105,397	109,930
Impairment of assets	(40,610)	(83)
Dispositions	(11,481)	(12,827)
Write-off of fully depreciated assets	(75,893)	(254)
Reclassification to held for sale	(12,608)	67
Balance, end of year	$1,370,065	$1,405,260

S-2