Form 10-Q
period 2023-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2023-05-10
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Securities registered pursuant to Section 12(b) of the Act: None*

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 5, 2023, 5,340,735 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Explanatory Note

This Quarterly Report on Form 10-Q contains a restatement of the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2022. For a more detailed discussion of the restatement, refer to Note 1 to the unaudited consolidated financial statements.

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2023	2022
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,884,367	$2,894,944
Construction in progress	43,109	42,659
Land held for development	2,058	2,058
Total investments in real estate	2,929,534	2,939,661
Accumulated depreciation	(1,377,167)	(1,370,065)
Net investments in real estate	1,552,367	1,569,596
INVESTMENTS IN PARTNERSHIPS, at equity:	7,621	7,845
OTHER ASSETS:
Cash and cash equivalents	20,240	22,937
Tenant and other receivables	33,972	40,459
Intangible assets (net of accumulated amortization of $23,303 and $23,029 at March 31, 2023 and December 31, 2022, respectively)	8,349	8,623
Deferred costs and other assets, net	86,754	91,902
Assets held for sale	35,036	61,767
Total assets	$1,744,339	$1,803,129
LIABILITIES:
Mortgage loans payable, net	740,167	$749,396
Term Loans, net	971,506	976,903
Revolving Facilities	22,481	22,481
Tenants’ deposits and deferred rent	14,099	13,264
Distributions in excess of partnership investments	96,092	93,136
Accrued expenses and other liabilities	69,930	69,846
Liabilities on assets held for sale	1,975	2,539
Total liabilities	1,916,250	1,927,565
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 3,450 shares issued and outstanding; liquidation preference of $103,741 and $102,151 at March 31, 2023 and December 31, 2022, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 6,900 shares issued and outstanding; liquidation preference of $206,655 and $203,550 at March 31, 2023 and December 31, 2022, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 5,000 shares issued and outstanding; liquidation preference of $148,634 and $146,485 at March 31, 2023 and December 31, 2022, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 13,333 shares authorized; 5,341 and 5,356 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5,341	5,356
Capital contributed in excess of par	1,858,851	1,858,675
Accumulated other comprehensive income	1,415	3,282
Distributions in excess of net income	(2,025,779)	(1,980,693)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(160,018)	(113,226)
Noncontrolling interest	(11,893)	(11,210)
Total equity (deficit)	(171,911)	(124,436)
Total liabilities and equity	$1,744,339	$1,803,129

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
REVENUE:
Real estate revenue:
Lease revenue	$61,515	$64,283
Expense reimbursements	4,653	4,144
Other real estate revenue	1,006	767
Total real estate revenue	67,174	69,194
Other income	91	241
Total revenue	67,265	69,435
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(26,159)	(27,872)
Utilities	(3,395)	(3,561)
Other property operating expenses	(2,215)	(2,140)
Total property operating expenses	(31,769)	(33,573)
Depreciation and amortization	(26,369)	(29,110)
General and administrative expenses	(11,125)	(11,483)
Other expenses	(3)	(144)
Total operating expenses	(69,266)	(74,310)
Interest expense, net	(41,048)	(31,391)
Total expenses	(110,314)	(105,701)
Equity in loss of partnerships	(2,696)	(395)
Gain on sale of preferred equity interest	—	3,688
Net loss	(45,745)	(32,973)
Less: net loss attributable to noncontrolling interest	659	504
Net loss attributable to PREIT	(45,086)	(32,469)
Less: preferred share dividends	(6,844)	(6,844)
Net loss attributable to PREIT common shareholders	$(51,930)	$(39,313)

Basic and diluted loss per share:	$(9.75)	$(7.41)

Weighted average shares outstanding—basic	5,324	5,305
Effect of common share equivalents(1)	—	—
Weighted average shares outstanding—diluted	5,324	5,305

(1) The Company had net losses used to calculate earnings per share for the three months ended March 31, 2023 and 2022. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Comprehensive loss:
Net loss	$(45,745)	$(32,973)
Unrealized (loss) gain on derivatives	(1,885)	5,807
Amortization of settled swaps	(6)	—
Total comprehensive loss	(47,636)	(27,166)
Less: comprehensive loss attributable to noncontrolling interest	683	431
Comprehensive loss attributable to PREIT	$(46,953)	$(26,735)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2023 and 2022

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2023	$(124,436)	$35	$69	$50	$5,356	$1,858,675	$3,282	$(1,980,693)	$(11,210)
Net loss	(45,745)	—	—	—	—	—	—	(45,086)	(659)
Other comprehensive loss	(1,891)	—	—	—	—	—	(1,867)	—	(24)
Shares issued under employee compensation plan, net of shares retired	(52)	—	—	—	(15)	(37)	—	—	—
Amortization of deferred compensation	213	—	—	—	—	213	—	—	—
Balance March 31, 2023	$(171,911)	$35	$69	$50	$5,341	$1,858,851	$1,415	$(2,025,779)	$(11,893)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2022	$7,047	$35	$69	$50	$5,347	$1,851,866	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(32,973)	—	—	—	—	—	—	(32,469)	(504)
Other comprehensive income	5,807	—	—	—	—	—	5,734	—	73
Shares issued under employee compensation plans, net of shares retired	4,449	—	—	—	28	4,421	—	—	—
Amortization of deferred compensation	814	—	—	—	—	814	—	—	—
Balance March 31, 2022	$(14,856)	$35	$69	$50	$5,375	$1,857,101	$(3,096)	$(1,864,844)	$(9,546)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
		(as restated)
Cash flows from operating activities:
Net loss	$(45,745)	$(32,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,900	27,436
Amortization	4,448	2,098
Straight-line rent adjustments	(50)	290
Deferred compensation	213	(165)
Gain on sale of preferred equity interest	—	(3,688)
Paid-in-kind interest	20,491	12,547
Gain on hedge ineffectiveness	(8)	(8)
Equity in loss of partnerships	2,696	395
Cash distributions from partnerships	485	1,570
Change in assets and liabilities:
Net change in other assets	11,605	7,161
Net change in other liabilities	(498)	(189)
Net cash provided by operating activities	18,537	14,474
Cash flows from investing activities:
Cash proceeds from sales of real estate	26,312	—
Investments in real estate improvements	(6,297)	(2,746)
Additions to construction in progress	(1,131)	(1,385)
Investments in partnerships	—	(415)
Capitalized leasing costs	(265)	(29)
Proceeds from sale of preferred equity interest	—	2,438
Additions to leasehold improvements and corporate fixed assets	(14)	—
Net cash provided by (used in) investing activities	18,605	(2,137)
Cash flows from financing activities:
Net repayments to term loans	(26,312)	(2,437)
Repayments of finance lease liabilities	(174)	—
Principal installments on mortgage loans	(9,557)	(6,048)
Payment of deferred financing costs	(2,500)	(235)
Repurchase of shares retired under equity incentive plans, net of shares issued	(52)	(593)
Net cash used in financing activities	(38,595)	(9,313)
Net change in cash, cash equivalents, and restricted cash	(1,453)	3,024
Cash, cash equivalents, and restricted cash, beginning of period	34,689	58,077
Cash, cash equivalents, and restricted cash, end of period	$33,236	$61,101
Supplemental non-cash disclosures:
Transfer of equity compensation from liability to equity	$-	$6,020

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. Our unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial statements are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2023, our portfolio consists of a total of 23 properties operating in eight states, including 19 shopping malls, three other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of March 31, 2023, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, overall economic uncertainty and the potential for recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, will continue to be materially impacted by these conditions, and more recently by inflationary pressures and substantial increases in interest rates.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months after the date that our financial statements were issued. Management specifically considered the two secured credit agreements (collectively, as amended, the “Credit Agreements”), further defined in Note 4, with a maturity date in December 2023 as an event or condition that raised substantial doubt about our ability to continue as a going concern. As of March 31, 2023, we had borrowed $305.7 million under the First Lien Term Loan Facility, $667.6 million under the Second Lien Term Loan Facility and $22.5 million under the First Lien Revolving Facility. Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. The Credit Agreements include several events of default as described in Note 4. Upon the occurrence of an event of default (except with respect to bankruptcy), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder. When the borrowings under the Credit Agreements come due and payable due to a default or at maturity in December 2023, the Company would not be able to satisfy its obligations. Management plans to work with the lender groups under the credit facilities and also explore other options to satisfy this obligation, however, any such relief involves performance by third parties and cannot be considered probable of occurring.

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

During the three months ended March 31, 2023, there were no new indicators of impairment at any of our properties. No impairment review or assessment of the undiscounted future cash flows was required.

Our review of long-lived assets for impairment utilizes qualitative and quantitative factors in order to estimate fair value. The significant qualitative factors that we use include age and condition of the property, market conditions in the property’s trade area, competition with other shopping centers within the property’s trade area and the creditworthiness and performance of the property’s tenants. The significant quantitative factors that we use include historical and forecasted financial and operating information relating to the property, such as net operating income, estimated holding periods, occupancy statistics, vacancy projections and tenants’ sales levels.

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

As of March 31, 2023, we determined that two of our hotel land parcels, one multifamily land parcel, and one retail property met the criteria to be classified as held for sale. As of December 31, 2022, two of our hotel land parcels, one multifamily land parcel, and two retail properties met the criteria to be classified as held for sale.

Reverse Share Split

On June 16, 2022, the Company effected a one-for-fifteen reverse share split of its common shares. Upon the effectiveness of the reverse share split, every 15 issued and outstanding common shares were combined into one issued and outstanding common share, with no change in par value per share, and the authorized number of common shares was proportionally reduced. Shareholders entitled to fractional shares as a result of the reverse share split were entitled to receive a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse share split. Common shares underlying outstanding options, time based and restricted share units, performance based share units and restricted shares were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. Additionally, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. The reverse share split resulted in bringing the Company into compliance with the minimum bid price requirement for maintaining its listing on the New York Stock Exchange (the “NYSE”), and on July 1, 2022, the Company received notice from the NYSE that it had regained compliance with the minimum bid price requirement. The Company's common shares continued to trade under the symbol “PEI” and began trading on a split-adjusted basis on June 16, 2022.

On December 15, 2022, the Company received written notice from the NYSE that the Company failed to maintain an average market global capitalization over a consecutive 30 trading-day period of at least $15 million which resulted in NYSE delisting its securities. The securities were transferred to "OTC Pink Market" and later to OTCQB, both operated by OTC Markets Group Inc. As of March 31, 2023, the Company's shares were traded on OTCQB under the symbols PRET (Common Shares), PRETL (Preferred Series B), PRETM (Preferred Series C), and PRETN (Preferred Series D).

New Accounting Developments

The Company considers all new accounting standards for their applicability to the consolidated financial statements. We determined that there were no new accounting standards, issued or effective during the quarter ended March 31, 2023, that have had or are expected to have a material impact on our consolidated financial statements.

Restatement of Previously Reported Financial Statements

The consolidated statement of cash flows for the three months ended March 31, 2022 has been restated due to a misclassification. The value of beneficial shares issued as settlement of certain compensation liabilities was previously reported as cash provided by financing activities, with offsetting reductions to operating cash flows. The cash flow presentation has been restated to properly reflect this transaction as supplemental non-cash financing activity. This restatement only impacts the consolidated statement of cash flows for the three months ended March 31, 2022 and resulted in no change in cash, cash equivalents and restricted cash as of March 31, 2022.

The following table provides a summary of the restatement on the Company's consolidated statement of cash flows for the three months ended March 31, 2022.

	For the three months ended March 31, 2022
(in thousands of dollars)	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Net change in other liabilities	$(6,209)	$6,020	$(189)
Net cash provided by operating activities	8,454	6,020	14,474
Cash flows from financing activities:
Repurchase of shares retired under equity incentive plans, net of shares issued	5,427	(6,020)	(593)
Net cash used in financing activities	(3,293)	(6,020)	(9,313)
Supplemental non-cash disclosures:
Transfer of equity compensation from liability to equity	$—	$6,020	$6,020

There was no impact to the consolidated balance sheet, statement of operations and statement of equity, and notes related to this matter as of and for the three months ended March 31, 2022.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2023 and December 31, 2022 were comprised of the following:

	March 31,	December 31,
(in thousands of dollars)	2023	2022
Buildings, improvements and construction in progress	$2,539,604	$2,549,731
Land, including land held for development	389,930	389,930
Total investments in real estate	2,929,534	2,939,661
Accumulated depreciation	(1,377,167)	(1,370,065)
Net investments in real estate	$1,552,367	$1,569,596

Dispositions

In February 2023, we sold a retail space at Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $27.0 million. We used net proceeds of $26.3 million from the sale to pay down our First Lien Term Loan Facility.

In February 2022, we completed the redemption of preferred equity issued as part of a previous sale of our New Garden land parcel. In connection with this settlement, we received approximately $2.5 million, which funds were used to pay down our First Lien Revolving Facility and First Lien Term Loan Facility. In connection with this transaction, we recorded a gain on sale of preferred equity of $3.7 million in the three months ended March 31, 2022.

Assets Classified as Held for Sale

As of March 31, 2023 and December 31, 2022, we had assets and liabilities that have been classified as held for sale and summarized in the following table:

	March 31,	December 31,
(in thousands of dollars)	2023	2022
Assets held for sale:
Operating properties	$32,204	$58,562
Tenant and other receivables, net of allowance	321	226
Other assets	2,511	2,979
Total assets held for sale	$35,036	$61,767
Liabilities held for sale:
Accrued expenses and other liabilities	$(1,975)	$(2,539)
Total liabilities held for sale	$(1,975)	$(2,539)

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity method investments in our unconsolidated partnerships as of March 31, 2023 and December 31, 2022:

_____________________

	March 31,	December 31,
(in thousands of dollars)	2023	2022
ASSETS:
Investments in real estate, at cost:
Operating properties	$741,998	$741,007
Construction in progress	5,378	5,346
Total investments in real estate	747,376	746,353
Accumulated depreciation	(242,380)	(237,791)
Net investments in real estate	504,996	508,562
Cash and cash equivalents	39,603	28,186
Deferred costs and other assets, net	142,940	142,929
Total assets	687,539	679,677
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	397,998	400,141
FDP Term Loan, net	78,320	104,427
Partnership Loans	246,905	214,008
Other liabilities	165,562	155,873
Total liabilities	888,785	874,449
Net investment	(201,246)	(194,772)
Partners’ share	(105,788)	(102,495)
PREIT’s share	(95,458)	(92,277)
Excess investment (1)	6,987	6,986
Net investments and advances	$(88,471)	$(85,291)
Investment in partnerships, at equity	$7,621	$7,845
Distributions in excess of partnership investments	(96,092)	(93,136)
Net investments and advances	$(88,471)	$(85,291)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in loss of partnerships for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Real estate revenue	$27,167	$29,889
Expenses:
Property operating and other expenses	(10,157)	(11,874)
Interest expense (1)	(16,698)	(11,754)
Depreciation and amortization	(5,691)	(6,655)
Total expenses	(32,546)	(30,283)
Net loss	(5,379)	(394)
Less: Partners’ share	2,683	(1)
PREIT’s share	(2,696)	(395)
Equity in loss of partnerships	$(2,696)	$(395)

(1) Net of capitalized interest expense of $24 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance to reach a debt yield ratio of 12% and exercised its option to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the FDP Loan Agreement balance to achieve compliance, the balance could become due and payable at that time. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement. Management projects that the Company would be able to satisfy its obligations if the FDP term loan would become due and payable by its maturity date. The FDP Loan Agreement had a balance of $78.3 million as of March 31, 2023 (our share of which is $39.2 million). The joint venture has an outstanding balance on its Partnership Loans of $246.9 million (our share of which is $123.5 million) as of March 31, 2023 and the majority of the proceeds from the Partnership Loan were used to pay down the FDP Term Loan and the remainder was used to fund ongoing capital expenditures at the property.

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

4. FINANCING ACTIVITY

Credit Agreements

On December 10, 2020 we entered into the “Credit Agreements": (a) an Amended and Restated First Lien Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and the other financial institutions signatory thereto and their assignees, for secured loan facilities consisting of: (i) a secured first lien revolving credit facility allowing for borrowings up to $130.0 million, including a sub-facility for letters of credit to be issued thereunder in an aggregate stated amount of up to $10.0 million (collectively, the “First Lien Revolving Facility”), and (ii) a $384.5 million secured first lien term loan facility (the “First Lien Term Loan Facility”), and (b) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”), as amended February 8, 2021 with Wells Fargo Bank and the other financial institutions signatory thereto and their assignees for a $535.2 million secured second lien term loan facility (the “Second Lien Term Loan Facility”). The Credit Agreements were to mature in December 2022, and the maturity date was extended to December 2023. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.”

As of March 31, 2023, we had borrowed $305.7 million under the First Lien Term Loan Facility, $667.6 million under the Second Lien Term Loan Facility and $22.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2023 is net of $1.8 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of March 31, 2023 was $107.5 million. In February 2023, we used net proceeds from the sale of retail space at Plymouth Meeting Mall to pay down our First Lien Term Loan Facility by $26.3 million. In April 2023, we borrowed $5.0 million under the First Lien Revolving Facility.

Wilmington Savings Fund Society, FSB is Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

Interest expense and deferred financing fee amortization related to the Credit Agreements for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Revolving Facilities:
Interest expense (1)	$461	$541
Deferred financing amortization	57	299
Term Loans:
Interest expense (2)	$27,549	$20,448
Deferred financing amortization	424	1,784
(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $20.5 million and $12.5 million, for the three months ended March 31, 2023 and March 31, 2022, respectively, was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

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

As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreements.

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$741.9	$735.4	$751.5	$733.7

(1) The carrying value of mortgage loans excludes unamortized debt issuance costs of $1.7 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of March 31, 2023:

(in thousands of dollars)	Principal Amortization	Balloon Payments	Total
April 1 through December 31, 2023 (1)	$6,438	$394,315	$400,753
2024	6,405	118,994	125,399
2025	4,406	211,346	215,752
2026	—	—	—
2027 and thereafter	—	—	—
Total principal payments	$17,249	$724,655	741,904
Less: Unamortized debt issuance costs			1,737
Carrying value of mortgage notes payable			$740,167

(1) Includes Cherry Hill Mall mortgage for which, subsequent to March 31, 2023, the maturity was extended through December 1, 2023.

The consolidated mortgage loans contain various customary default provisions. As of March 31, 2023, we were not in default on any of the consolidated mortgage loans, except for the Dartmouth Mall mortgage (as described below).

Mortgage Loan Activity

Dartmouth Mall Mortgage Forbearance Agreement

On April 1, 2023, certain of our consolidated subsidiaries entered into a forbearance agreement as it relates to the mortgage loan secured by the property at Dartmouth Mall in North Dartmouth, Massachusetts. The loan matured on March 31, 2023 and is in default, however, pursuant to the forbearance agreement, the borrowers are required to make scheduled monthly debt service payments until June 1, 2023 at which time repayment of the loan in full is required. The forbearance agreement also imposes certain additional informational reporting requirements during the applicable forbearance period. We continue to pursue all our options relating to this debt. As of March 31, 2023, the mortgage loan has an outstanding balance of $53.3 million.

Cherry Hill Mall Mortgage Agreement

On May 1, 2023, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey. This agreement extends the maturity date to December 1, 2023 with a $5.0 million principal paydown at time of execution, and requires the borrower to continue making scheduled monthly debt service payments. The agreement also includes an option to extend the maturity to May 1, 2024 with an additional $5.0 million principal payment. As of March 31, 2023, the mortgage loan has an outstanding balance of $237.2 million.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents.

At March 31, 2023 and 2022, cash and cash equivalents and restricted cash totaled $33.2 million and $61.1 million, respectively, and included tenant security deposits of $2.1 million and $1.7 million, respectively.

Cash paid for interest was $16.4 million and $16.5 million for the three months ended March 31, 2023 and 2022, respectively, net of amounts capitalized of $0.1 million and $24 thousand, respectively.

In our statements of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate repayments on our First Lien Revolving Facility and First Lien Term Loan Facility were zero and $26.3 million, respectively, for the three months ended March 31, 2023. Aggregate repayments on our First Lien Revolving Facility and First Lien Term Loan Facility were $0.7 million and $1.7 million, respectively, for the three months ended March 31, 2022.

Accrued construction costs increased by $0.9 million and decreased by $3.8 million for the three months ended March 31, 2023 and 2022, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows.

	March 31,	December 31,	March 31,	December 31,
(in thousands of dollars)	2023	2022	2022	2021
Cash and cash equivalents	$20,240	$22,937	$45,554	$43,852
Restricted cash included in other assets	12,996	11,752	15,547	14,225
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,236	$34,689	$61,101	$58,077

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

As of March 31, 2023, we had nine total derivatives with a notional amount of $400.0 million, which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $2.0 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of March 31, 2023, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in either May 2023 or May 2024. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of March 31, 2023 and December 31, 2022 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at March 31, 2023 (in millions of dollars)	Aggregate Fair Value at March 31, 2023 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2022 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2023	$300.0	$1.0	$2.4	2.70%
2024	100.0	1.0	1.5	3.59%
Total	$400.0	$2.0	$3.9	2.92%
(1)
As of March 31, 2023 and December 31, 2022, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income (loss) and on our consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$(1.9)	$3.9	$1.6	$1.9

	Three Months Ended March 31,
(in millions of dollars)	2023	2022
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(41.0)	$(31.4)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$1.6	$1.9

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of March 31, 2023, we were not in default on any of our derivative obligations.

We have an agreement with a derivative counterparty that incorporates the loan covenant provisions of our loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in our being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2023, the Company did not have any derivatives in a net liability position.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended March 31,
	2023				2022
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$205	$—	$—	$205	$202	$—	$—	$202
Interest on lease liabilities	42	—	—	42	78	—	—	78
Operating lease costs	—	586	45	631	—	585	68	653
Variable lease costs	—	47	206	253	—	46	206	252
Total lease costs	$247	$633	$251	$1,131	$280	$631	$274	$1,185

Other information related to leases as of and for the three months ended March 31, 2023 and 2022 are as follows:

(in thousands of dollars)	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$54	$63
Operating cash flows used for operating leases	$640	$653
Financing cash flows used for finance leases	$196	$185
Weighted average remaining lease term-finance leases (months)	60	72
Weighted average remaining lease term-operating leases (months)	214	292
Weighted average discount rate-finance leases	4.36%	4.34%
Weighted average discount rate-operating leases	6.46%	6.44%

Future payments against lease liabilities as of March 31, 2023 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
April 1 to December 31, 2023	$738	$1,937	$2,675
2024	950	2,471	3,421
2025	929	2,428	3,357
2026	926	2,429	3,355
2027	859	2,450	3,309
Thereafter	288	46,208	46,496
Total undiscounted lease payments	4,690	57,923	62,613
Less imputed interest	(489)	(29,322)	(29,811)
Total lease liabilities	$4,201	$28,601	$32,802

Lease liabilities are included with accrued expenses and other liabilities in the consolidated balance sheets.

As Lessor

As of March 31, 2023, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available. Except for utility reimbursements, the fixed and variable lease payments are included with lease revenue in the consolidated statements of operations. Utility reimbursements are included within expense reimbursements as a separate line item in the consolidated statement of operations as their pattern of transfer is not aligned with the other payments.

(in thousands of dollars)
April 1 to December 31, 2023	$183,398
2024	218,494
2025	180,224
2026	145,850
2027	117,112
Thereafter	297,358
$1,142,436

The disaggregation of fixed lease revenue and variable lease revenue for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Fixed lease revenue	$51,025	$51,330
Variable lease revenue	10,490	12,953
Total lease revenue	$61,515	$64,283

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2023, we had contractual and other commitments related to our capital improvement projects and development projects of $3.9 million, including $0.4 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $0.46 per share, $0.45 per share and $0.43 per share, respectively. As of March 31, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $75.3 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.07 per share, $4.95 per share and $4.73 per share, respectively. On August 2, 2022, our preferred shareholders elected two independent trustees to our Board of Trustees in accordance with the provisions of the designating amendments of the Company's Amended and Restated Trust Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2022.

OVERVIEW

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 23 properties as of March 31, 2023, of which 22 are operating properties and one is a development property. The 22 operating properties include 19 shopping malls and three other retail properties, have a total of 18.3 million square feet and are located in eight states. We and partnerships in which we hold an interest, own 14.0 million square feet at these properties (excluding space owned by anchors or third parties).

As of March 31, 2023, there are 16 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 13.7 million square feet, of which we own 10.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. “Core Malls” excludes Exton Square Mall and Valley View Mall as well as power centers, and Cumberland Mall and our interest in Gloucester Premium Outlets, which were both sold in 2022.

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

Our net loss for the three months ended March 31, 2023, was $45.7 million compared to net loss of $33.0 million for the three months ended March 31, 2022. The $12.7 million increase in net loss was primarily due to: (a) an increase in interest expense of $9.7 million; (b) a decrease in real estate revenue of $2.1 million; (c) an increase in loss of partnerships of $2.3 million; and (d) a decrease in gain on sale of preferred equity interest of $3.7 million; partially offset by, (e) a decrease in operating expenses of $5.0 million.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of March 31, 2023, held a 98.7% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 22 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest.

Dispositions

See Note 2 to our consolidated financial statements for a description of our dispositions for the three months ended March 31, 2023 and 2022.

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the current inflationary environment, overall economic uncertainty and the potential for recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, there has been an increased level of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, will continue to be materially impacted by these conditions, and more recently by inflationary pressures and substantial increases in interest rates.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2023 (through March 31, 2023)
Consolidated properties	3	3	24,413	$1,391	1	3,913	$527
Unconsolidated properties	1	2	22,071	278	—	—	—
Total	3	5	46,484	$1,669	1	3,913	$527
2022 (Full Year)
Consolidated properties	2	4	169,790	$4,151	1	5,100	$202
Unconsolidated properties	—	—	—	—	—	—	—
Total	2	4	169,790	$4,151	1	5,100	$202

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross leasable area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of March 31, 2023.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

Construction was completed in the first quarter of 2020 at a former Sears space at Dartmouth Mall in North Dartmouth, Massachusetts. We expect to continue to move forward with several outparcels at Dartmouth Mall resulting from the Sears recapture and to work with large format prospects for the additional space adjacent to already occupied spaces.

Sears closed its stores at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina in April 2020. Sears continues to be financially obligated pursuant to the lease at the Jacksonville Mall location. In July 2021, the former Sears site at Moorestown Mall was sold to Cooper University Health Care. Sears at Francis Scott Key Mall closed in 2023 and Sears remains financially obligated for this space and has plans to repurpose the building.

In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at The Mall at Prince George's in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021. The former J.C. Penney location at Willow Grow Park has been leased to Tilted 10, which partially opened in March 2023 and is expected to fully open in 2023.

In response to anchor store closings and other trends in the retail space, we have been changing the mix of tenants at our properties. In general, our malls include national and regional department stores, large format retailers and other anchors, mixed with destination dining and entertainment experiences, however, in recent years, we have been reducing the percentage of traditional mall tenants and increasing the share of space dedicated to non-traditional mall tenants. Approximately 27.3% of our mall space is committed to non-traditional tenants offering services such as dining and entertainment, health and wellness, off-price retail and fast fashion. See “— Capital Improvements, Redevelopment and Development Projects.”

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service and amounted to $43.1 million as of March 31, 2023.

As of March 31, 2023, we had contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $3.9 million, including $0.4 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

In 2014, we entered into a 50/50 joint venture with The Macerich Company ("Macerich") to redevelop Fashion District Philadelphia.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2024, (after exercising the one-year extension upon the borrowers’ satisfaction of certain conditions), (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. In 2022, the joint venture made multiple paydowns on the FDP Loan Agreement balance by $90.2 million in order to comply with the financial covenants. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the term loan to achieve compliance, the term loan could become due and payable at that time.

We also own an interest in a development property, but we do not expect to make any significant investment at this property in the short term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the unaudited consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the unaudited consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Management has also considered events and changes in property, market and economic conditions, estimated future cash flows from property operations and the risk of loss on specific accounts or amounts in determining its estimates and judgments. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may affect comparability of our results of operations to those of companies in a similar business. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2023 and 2022, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023 and 2022, there were no impairment losses.

Revenue and Receivables

We derive over 98% of our revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as reimbursements of costs of common area maintenance (“CAM”), real estate taxes and utilities), and the amortization of above-market and below-market lease intangibles.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended March 31, 2023, was $45.7 million compared to net loss of $33.0 million for the three months ended March 31, 2022. The $12.7 million increase in net loss was primarily due to: (a) an increase in interest expense of $9.7 million; (b) a decrease in real estate revenue of $2.1 million; (c) an increase in loss of partnerships of $2.3 million; and (d) a decrease in gain on sale of preferred equity interest of $3.7 million; partially offset by, (e) a decrease in operating expenses of $5.0 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of March 31, 2023 and 2022:

	Occupancy(1) at March 31,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2023	2022	2023	2022	2023	2022
Retail portfolio weighted average (3):
Total excluding anchors	90.7%	88.3%	86.9%	86.7%	89.7%	87.8%
Total including anchors	92.3%	90.8%	89.7%	89.5%	91.7%	90.5%
Core Malls weighted average: (4)
Total excluding anchors	92.9%	91.0%	78.1%	78.8%	90.1%	88.6%
Total including anchors	95.4%	94.2%	84.0%	84.5%	93.5%	92.6%

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

(4) Core Malls excludes Exton Square Mall, Valley View Mall, Cumberland Mall, Gloucester Premium Outlets and power centers.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended March 31, 2023:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	28	55,598	6.0	$56.99	N/A	N/A	N/A	N/A	$7.90
Over 10k sf	1	29,909	10.0	26.00	N/A	N/A	N/A	N/A	6.22
Total New Leases	29	85,507	7.4	$46.15	N/A	N/A	N/A	N/A	$7.11

Renewal Leases
Under 10k sf	48	127,884	3.0	$57.01	$56.47	$0.54	1.0%	4.1%	$0.32
Over 10k sf	7	111,278	4.8	34.27	31.97	2.30	7.2%	8.6%	-
Total Fixed Rent	55	239,162	3.9	$46.43	$45.07	$1.36	3.0%	5.6%	$0.14
Total Percentage in Lieu	28	89,592	2.7	31.31	31.80	(0.49)	(1.5%)	N/A	0.42
Total Renewal Leases	83	328,754	3.5	$42.31	$41.45	$0.85	2.1%	N/A	$0.19
Total Non Anchor (4)	112	414,261	4.3	$43.10

Anchor
New Leases	-	-	-	$-	$-	$-	N/A	N/A	$-
Renewal Leases	1	117,793	1.0	2.05	2.05	-	0.0%	N/A	-
Total	1	117,793	1.0	$2.05

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

(4) Includes 17 leases and 64,640 square feet of GLA with respect to our unconsolidated partnerships. We own a 40% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		% Change 2022 to 2023
(in thousands of dollars)	2023	2022
Real estate revenue	$67,174	$69,194	(2.9)%
Property operating expenses	(31,769)	(33,573)	(5.4)%
Other income	91	241	(62.2)%
Depreciation and amortization	(26,369)	(29,110)	(9.4)%
General and administrative expenses	(11,125)	(11,483)	(3.1)%
Other (expenses) income	(3)	(144)	(97.9)%
Interest expense, net	(41,048)	(31,391)	30.8%
Equity in loss of partnerships	(2,696)	(395)	582.5%
Gain on sale of preferred equity interest	—	3,688	(100.0)%
Net loss	$(45,745)	$(32,973)	38.7%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Contractual lease payments:
Base rent	$46,674	$48,500
CAM reimbursement income	8,183	8,475
Real estate tax income	6,187	7,167
Percentage rent	381	112
Lease termination revenue	188	9
	61,613	64,263
Credit recoveries (losses)	(98)	20
Lease revenue	61,515	64,283
Expense reimbursements	4,653	4,144
Other real estate revenue	1,006	767
Total real estate revenue	$67,174	$69,194

Real Estate Revenue

Real estate revenue decreased by $2.0 million, or 3%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•
a decrease of $2.6 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $0.7 million in same store real estate tax reimbursements due to a decrease in real estate tax expense (see “-Property Operating Expenses”) and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;
•
a decrease of $0.1 million in same store common area expense reimbursements due to rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;
•
an increase of $0.1 million in same store credit losses due to credit losses in the three months ended March 31, 2022 for struggling tenants across our portfolio; and
•
a decrease of $0.1 million at non-same store property Exton Square Mall due to lower occupancy; partially offset by

•
an increase of $0.7 million in same store utility reimbursements due to a combination of higher tenant electric usage and rates and higher occupancy at some properties;
•
an increase of $0.4 million in same store other real estate revenue due to solar incentive revenues and promotional revenues related to activities in the common areas and parking lots;
•
an increase of $0.2 million in same store base rent due to increases of $1.1 million from net new store openings and lease modifications over the previous twelve months, partially offset by a decrease of $0.9 million from comparable tenants paying a percentage of sales in lieu of minimum rent; and
•
an increase of $0.1 million in same store percentage rent.

Property Operating Expenses

Property operating expenses decreased by $1.8 million, or 5%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•
a decrease of $1.4 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $0.5 million in same store real estate tax expense due to a combination of decreases in the real estate tax assessment value and the real estate tax rate at two properties; and
•
a decrease of $0.1 million at non-same store property, Exton Square Mall; partially offset by
•
an increase of $0.1 million in same store common area maintenance expense, including a $0.3 million increase in security expense, a $0.3 million increase in repairs and maintenance, a $0.2 million increase in cleaning expense, a $0.1 million increase in utility expense and a $0.1 million increase in insurance expense, partially offset by a $0.9 million decrease in snow removal expense due to higher snowfall amounts during 2022 across the Mid-Atlantic States; and
•
an increase of $0.1 million in same store other property operating expenses due to an increase in property legal expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.7 million, or 9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to:

•
a decrease of $0.8 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $0.8 million at Plymouth Meeting Mall due to a lower asset base resulting from impairment charges during 2022;
•
a decrease of $0.7 million resulting from a lower asset base resulting from parcel sales at four properties in 2022 and accelerated amortization of capital improvements associated with store closings during 2022; and
•
a decrease of $0.4 million at non-same store property, Exton Square Mall.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 3.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower incentive compensation expenses in 2023 partially offset by higher professional fees in 2023.

Interest Expense

Interest expense increased by $9.7 million, or 30.8%, in the three months ended March 31, 2023 compared to the three months ended three months ended March 31, 2022. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 8.72% for the three months ended March 31, 2023 compared to 5.90% for the three months ended March 31, 2022. Our weighted average debt balance was $1,747.7 million for the March 31, 2023, compared to $1,873.4 million for the three months ended March 31, 2022.

Impairment of Assets

For the three months ended March 31, 2023 and 2022, there were no impairment losses.

Equity in Loss of Partnerships

Equity in loss of partnerships was a loss of $2.7 million in the three months ended March 31, 2023 compared to a loss of $0.4 million for the three months ended March 31, 2022, reflecting an increase of $2.3 million, or 583%. The increase in loss was primarily due to higher interest expense offset by lower operating and depreciation and amortization expense.

Gain on Sale of Preferred Equity Interest

During the three months ended March 31, 2023 there was no gain on sale of preferred equity interest. During the three months ended March 31, 2022, there was a $3.7 million gain on sale of preferred equity interest in a property that we received in exchange for the sale of a property we previously owned.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income, depreciation and amortization, general and administrative expenses, other expenses (which includes provision for employee separation expense and project costs), interest expense, net, equity in loss/income of partnerships, gain/loss on sales of real estate, and gain/loss on sale of preferred equity interest.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Net loss	$(45,745)	$(32,973)
Other income	(91)	(241)
Depreciation and amortization	26,369	29,110
General and administrative expenses	11,125	11,483
Other expenses	3	144
Interest expense, net	41,048	31,391
Equity in loss of partnerships	2,696	395
Gain on sale of preferred equity interest	—	(3,688)
NOI from consolidated properties	$35,405	$35,621

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands of dollars)	2023	2022
Equity in loss of partnerships	$(2,696)	$(395)
Depreciation and amortization	2,845	3,022
Interest and other expenses	8,381	5,802
Loss on project cost by equity method investee	288	—
NOI from equity method investments at ownership share	$8,818	$8,429

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended March 31, 2023 and 2022:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2023	2022	2023	2022	2023	2022
NOI from consolidated properties	$35,840	$34,831	$(435)	$790	$35,405	$35,621
NOI from equity method investments at ownership share	8,746	7,827	72	601	8,818	8,428
Total NOI	44,586	42,658	(363)	1,391	44,223	44,049
Less: lease termination revenue	338	793	—	8	338	801
Total NOI excluding lease termination revenue	$44,248	$41,865	$(363)	$1,383	$43,885	$43,248

Total NOI increased by $0.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to (a) a $1.9 million increase in Same Store NOI and (b) a decrease of $1.7 million in Non Same Store NOI. The increase in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three months ended March 31, 2023 and 2022, to show the effect of such items as provision for employee separation expense, insurance recoveries or losses, net, and gain on sale of preferred equity interest which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net loss	$(45,745)	$(32,973)
Depreciation and amortization on real estate:
Consolidated properties	26,175	28,798
PREIT’s share of equity method investments	2,845	3,022
Loss on project costs by equity method investee	288	—
Funds from operations attributable to common shareholders and OP Unit holders	(16,437)	(1,153)
Provision for employee separation expense	5	84
Gain on sale of preferred equity interest	—	(3,688)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(16,432)	$(4,757)
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(3.05)	$(0.21)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(3.05)	$(0.89)
Weighted average number of shares outstanding	5,324	5,305
Weighted average effect of full conversion of OP Units	68	69
Effect of common share equivalents	—	—
Total weighted average shares outstanding, including OP Units	5,392	5,374

(1) Does not include the impact of $6.8 million, undeclared and unpaid preferred share dividends for the three months ended March 31, 2023 and 2022, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was a loss of $16.4 million for the three months ended March 31, 2023, a decrease of $15.2 million, or 1,325.6%, compared to a loss of $1.2 million for the three months ended March 31, 2022.

This change was primarily due to:

•
a $12.2 million increase in interest expense which was due to higher debt and weighted average interest rates; and
•
a $3.7 million decrease in gain on sale of preferred equity interest.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(3.05) and $(0.21) for the three months ended March 31, 2023 and 2022, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(3.05) and $(0.89) for the three months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We currently expect to meet certain of our liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, which matures in 2023 and otherwise subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. As discussed below, our loans under our Credit Agreements mature and come due in December 2023, the FDP Term Loan (our 50% share of which we have guaranteed) matures and comes due in January 2024, and mortgages secured by three of our properties are due in 2023, and we do not have, nor do we expect to have sufficient cash flow to repay this indebtedness at maturity. We are working to address the upcoming maturity of our credit facilities by pursuing all available alternatives, including refinancing, selling assets and engaging in discussions with lenders, but no assurance can be provided that we will be able to refinance or repay the indebtedness at maturity.

We expect to spend approximately $3.9 million related to our capital improvements and development projects in 2023. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

As of March 31, 2023, our capital raised includes cash proceeds of $26.3 million from our share of assets sold by us and our unconsolidated subsidiaries, and through our operations, we generated $18.5 million.

We have availability under our revolving facility of $107.5 million as of March 31, 2023. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments. We have executed agreements of sale for various land parcels across multiple properties. The proceeds from our anticipated property sales pursuant to these sale agreements will primarily be used to repay amounts outstanding under our Credit Agreements. We are also in various stages of negotiations for the sale of land parcels for multifamily residential development, and the sale of land parcels for hotel development. Each of these transactions is subject to numerous closing conditions, including the completion of due diligence and securing of entitlements, which in most cases requires zoning variances and similar approvals. The closing of these transactions and the timing of completion cannot be estimated with certainty, in particular not all transactions are expected to close in 2023, and certain of them are expected to extend into 2024 or later.

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
•
continued deterioration in our tenants’ business operations and financial stability, which were exacerbated by the extended impacts of the COVID-19 pandemic and may be further impacted by overall economic conditions, weak consumer confidence and the possibility of recession, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;
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

In addition, we monitored the COVID-19 pandemic and changes to behavior intended to reduce its spread, and its impact on our tenants, their supply chains and customers and the retail industry. The pandemic and the actions taken to address it and the related overall worsening of economic conditions had an adverse effect on our business, operations, liquidity, financial condition and results of operations in 2020 and 2021. While we continue to record rental revenue, our collection levels that unfavorably impacted our liquidity position have begun to see improvements. The extent and duration of such effects are uncertain, continuously changing and difficult to predict.

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

We have material contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, and derivative instruments tied to LIBOR could also be affected if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. We have transitioned two of our subsidiaries' mortgage agreements to SOFR during 2022. Our Credit Agreements, which represent a significant portion of our debt, include fallback language governing the transition.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. When LIBOR is phased out and changes implemented, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form through the middle of 2023, it is possible that LIBOR will become unavailable prior to that point. This could occur, for example, if a requisite number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and magnified.

Credit Agreements

We have entered into two secured credit agreements (collectively, as amended, the “Credit Agreements”): (a) the First Lien Credit Agreement, which, as described in more detail below, includes (i) the $130.0 million First Lien Revolving Facility, and (ii) the $384.5 million First Lien Term Loan Facility, and (b) the Second Lien Credit Agreement, which, as described in more detail below, includes the $535.2 million Second Lien Term Loan Facility. The First Lien Term Loan Facility and the Second Lien Term Loan Facility are collectively referred to as the “Term Loans.” The Credit Agreements refinanced our previously existing credit agreements in effect prior to the effective date, including our secured term loan under the Credit Agreement dated as of August 11, 2020 (as amended, the “Bridge Credit Agreement”), our Seven-Year Term Loan Agreement entered into on January 8, 2014 (as amended, the “7-Year Term Loan”), and our 2018 Amended and Restated Credit Agreement entered into on May 24, 2018 (as amended, the “2018 Credit Agreement”). Capitalized terms used in this section and not otherwise defined in this quarterly report on Form 10-Q have the meanings ascribed to such terms in the applicable Credit Agreement.

As of March 31, 2023, we had borrowed $973.3 million under the Term Loans and $22.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of March 31, 2023 is net of $1.8 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of March 31, 2023 was $107.5 million. In February 2023, we used net proceeds from the sale of a retail parcel at Plymouth Meeting Mall to pay down our First Lien Term Loan Facility by $26.3 million. In April 2023, we borrowed $5.0 million under the First Lien Revolving Facility.

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

In 2022, we exercised our option and satisfied the conditions to extend the maturity date of our Credit Agreements, such that the maturity is now December 10, 2023 (the "Maturity Date"). See Going Concern Considerations section in Note 1 of our consolidated financial statements for further information.

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

See our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Credit Agreements.

FDP Loan Agreement

As described in note 3 of our consolidated financial statements and above in Capital Improvements, Redevelopment and Development Projects, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and Macerich, to redevelop Fashion District Philadelphia and entered into the FDP Loan Agreement and the Partnership Loan.

In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP

Term Loan (see note 3 to our consolidated financial statements), which had $78.3 million outstanding as of March 31, 2023 (our share of which is $39.2 million). The joint venture has an outstanding balance on its 2020 Partnership Loan of $200.0 million and an outstanding balance on its 2022 Partnership Loan of $46.9 million (of which our total share for both Partnership Loans is $123.5 million) as of March 31, 2023 and the majority of the proceeds from the Partnership Loan were used to pay down the FDP Term Loan since December 2020 and the remainder was used to fund ongoing capital expenditures at the property as well as accrued interest. We monitor the joint venture's cash flow and its ability to meet its debt service requirements and to comply with the financial covenants under the FDP Loan Agreement. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, we anticipate that we would be able to satisfy such obligation and that these events would have a material impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accumulate in arrears at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of March 31, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $75.3 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.07 per share, $4.95 per share and $4.73 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On April 1, 2023, certain of our consolidated subsidiaries entered into a forbearance agreement as it relates to the mortgage loan secured by the property at Dartmouth Mall in North Dartmouth, Massachusetts. The loan matured on March 31, 2023 and is in default, however, pursuant to the forbearance agreement, the borrowers are required to make scheduled monthly debt service payments until June 1, 2023 at which time repayment of the loan in full is required. The forbearance agreement also imposes certain additional informational reporting requirements during the applicable forbearance period. We continue to pursue all our options relating to this debt. As of March 31, 2023, the mortgage loan has an outstanding balance of $53.3 million.

On May 1, 2023, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey. This agreement extended the maturity date to December 1, 2023 and we were required to make a $5 million principal payment upon execution and the borrower is required to continue to make scheduled monthly debt service payments. The agreement also includes an option to extend the maturity date to May 1, 2024 with an additional $5.0 million payment. As of March 31, 2023, the mortgage loan has an outstanding balance of $237.2 million.

Mortgage Loans

Our mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to the year 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19% and had a weighted average interest rate of 4.49% at March 31, 2023. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and have a weighted average interest rate of 8.48% at March 31, 2023. The weighted average interest rate of all consolidated mortgage loans was 5.16% at March 31, 2023. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of March 31, 2023:

		Remainder of
(in thousands of dollars)	Total	2023	2024-2025	2026-2027	Thereafter
Consolidated mortgage loans
Principal payments	$17,249	$6,438	$10,811	$—	$—
Balloon payments (1) (2)	724,655	394,315	330,340	—	—
Total consolidated mortgage loans	741,904	$400,753	$341,151	$—	$—
Less: Unamortized debt issuance costs	1,737
Carrying value of mortgage notes payable	$740,167

(1) Includes Cherry Hill Mall mortgage for which, subsequent to March 31, 2023, the maturity was extended through December 1, 2023.

(2) For secured mortgage loans with balloon payments due in 2023, we expect to refinance on similar terms or extend the maturities, but cannot provide any assurance that we will be able to do so.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of March 31, 2023 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Mortgage loans (1)	$741,904	$400,753	$341,151	$—	$—
Term Loans (2)	973,366	973,366	—	—	—
First Lien Revolving Facility	22,481	22,481	—	—	—
Interest on indebtedness (3)	122,391	102,692	19,699	—	—
Operating leases	8,362	749	1,730	1,710	4,173
Ground leases	49,561	1,188	3,169	3,169	42,035
Finance leases	4,690	738	1,879	1,785	288
Development and redevelopment commitments (4)	3,898	3,898	—	—	—
Total	$1,926,653	$1,505,865	$367,628	$6,664	$46,496

(1) Includes Cherry Hill Mall mortgage for which, subsequent to March 31, 2023, the maturity was extended through December 1, 2023.

(2) Includes our First Lien Term Loan Facility of $305.7 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $667.6 million, which includes estimated capitalized PIK interest based on current interest rates.

(3) Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.

(4) The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia) will be made prior to December 31, 2023, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Interest Rate Derivative Agreements

As of March 31, 2023, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing in May 2023 or May 2024. We originally entered into these interest rate swap agreements in 2020 to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive (loss) income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings.

As of March 31, 2023, we had nine total derivatives which were designated as cash flow hedges.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $2.0 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

As of March 31, 2023, the fair value of derivatives in an asset position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $2.0 million. If we had breached any of the default provisions in these agreements, the derivatives may be required to be settled at their termination value, which at March 31, 2023, was in an asset position (including accrued interest) of $2.6 million. We had not breached any of these provisions as of March 31, 2023.

CASH FLOWS

Net cash provided by operating activities totaled $18.5 million for the three months ended March 31, 2023 compared to net cash provided by operating activities of $14.5 million for the three months ended March 31, 2022. This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the first three months of the current year, which are included in change in other assets in our statement of cash flows.

Cash flows provided by investing activities were $18.6 million for the three months ended March 31, 2023 compared to cash flows used in investing activities of $2.1 million for the three months ended March 31, 2022. Cash flows provided by investing activities for the three months ended March 31, 2023 included $26.3 million in proceeds from sales of real estate, partially offset by $1.1 million of additions to construction in progress and $6.3 million of investments in real estate improvements.

Cash flows used in financing activities were $38.6 million for the three months ended March 31, 2023 compared to cash flows used in financing activities of $9.3 million for the three months ended March 31, 2022. Cash flows used in financing activities for the three months ended March 31, 2023 included repayment of term loans of $26.3 million, $9.6 million of principal payments on mortgage loans, along with $2.5 million of deferred financing costs paid for our Cherry Hill Mall mortgage extension.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate over our two year policy term. See our Annual Report on Form 10-K for the year ended December 31, 2022, in the section entitled “Item 1A. Risk Factors— Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2023, our consolidated debt portfolio consisted of $740.2 million of fixed and variable rate mortgage loans (net of debt issuance costs), $22.5 million outstanding under our First Lien Revolving Facility, which bore interest at a rate of 8.17%, $305.7 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 8.47%, and $667.6 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 12.81%.

Our mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to October 2025. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.19%, and had a weighted average interest rate of 4.49% at March 31, 2023. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 8.48% at March 31, 2023. The weighted average interest rate of all consolidated mortgage loans was 5.16% at March 31, 2023. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2023	$595,103	(2) (3)	7.07%	$801,497	(2)	12.34%
2024	$106,405		6.83%	$18,994		1.41%
2025	$215,752		4.02%	$—		—
2026	$—		—	$—		—
2027 and thereafter	$—		—	$—		—

(1) Based on the weighted average interest rates in effect as of March 31, 2023 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $973.3 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 11.45% as of March 31, 2023.

(3) Includes Cherry Hill Mall mortgage of $237.2 million for which, subsequent to March 31, 2023, the maturity was extended through December 1, 2023.

As of March 31, 2023, we had $820.5 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of March 31, 2023, we had interest rate swap agreements outstanding with a weighted average base interest rate of 2.92% on a notional amount of $400.0 million, maturing on various dates through May 2023 and May 2024.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2023 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $4.9 million at March 31, 2023. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $7.1 million at March 31, 2023. Based on the variable rate debt included in our debt portfolio at March 31, 2023, a 100 basis point increase in interest rates would have resulted in an additional $8.2 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $8.2 million annually.

Because the information presented above includes only those exposures that existed as of March 31, 2023, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Management, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the material weakness in our internal control over financial reporting which we identified and previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

As previously disclosed in our 2022 Form 10-K, we identified a material weakness related to the review of manual journal entries, which continued to exist as of March 31, 2023. Specifically, we identified segregation of duties conflicts in certain authorizations and permissions that impacted the effectiveness of certain other business process-level control activities and the reliability of data used in the operation of those control activities. The precision of review of our consolidated statement of cash flow for the three months ended March 31, 2022 was previously identified as ineffective and the control remains aggregated in the segregation of duties conflicts identified above.

Management’s Remediation Efforts

Management of the Company and the Board of Trustees are committed to maintaining a strong internal control environment and to making further progress in its remediation efforts. During 2021 and 2022, we commenced efforts towards remediation of the previously reported material weakness described above which efforts continued into 2023. Our remediation activities resulted in additional consideration of the risks related to improper segregation of duties and ongoing design enhancements to our internal controls. Our remediation activities are ongoing, however, those activities have also included the implementation of technology solutions to automate visibility and enforcement of the independent review and documentation of journal entries, including enforcement of proper segregation of duties.

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

Changes in Internal Control over Financial Reporting

Other than our actions to remediate the material weakness relating to our internal controls over financial reporting as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three months ended March 31, 2023.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.80 per share and $1.7188 per share, respectively. As of May 9, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $75.3 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.07 per share, $4.95 per share and $4.73 per share, respectively.

ITEM 5. OTHER INFORMATION.

On May 1, 2023, PR Cherry Hill STW LLC and Cherry Hill Center, LLC, both of which are subsidiaries of Pennsylvania Real Estate Investment Trust (the “Trust”) that own Cherry Hill Mall (the “Borrowers”), PREIT Associates, L.P., which is the guarantor under the Notes (as defined below), and New York Life Insurance Company and Teachers Insurance and Annuity Association of America, who are the lenders under the loans that are evidenced by the Notes (the “Lenders”), entered into a Third Loan Extension and Modification Agreement (the “Third Extension and Modification Agreement”) to that certain (i) $150.0 million promissory note with New York Life Insurance Company dated August 15, 2012, and (ii) $150.0 million promissory note with Teachers Insurance and Annuity Association of America dated August 15, 2012 (together, the “Notes”). The Third Extension and Modification Agreement (i) extended the maturity date of the Notes from May 1, 2023 to December 1, 2023, (ii) increased the interest rate of the Notes from 3.90% per annum to 7.50% per annum and (iii) increased the monthly principal and interest payment of each respective Note from $707,503.00 to $800,273.75, commencing June 1, 2023, and continuing until the maturity date of the Notes. To satisfy the conditions precedent of the Third Extension and Modification Agreement and effectuate the extension of the maturity date of the Notes, the Borrowers paid down $5,000,000 of the outstanding principal balance of the Notes and paid certain expenses incurred by the Lenders in connection with the Third Extension and Modification Agreement, among other terms and conditions.

The Third Extension and Modification agreement also includes an option for the Borrowers to further extend the maturity date of each Note to May 1, 2024 if (i) an additional $2,500,000 of the outstanding principal balance of the respective Note is paid down ($5,000,000 in the aggregate with respect to both Notes) and (ii) the maturity date of the Trust’s two secured credit agreements are extended to December 2024 or if the Trust enters into a new credit facility on commercially reasonable terms (as determined by the Lenders) for a minimum term of one year, among other terms and conditions.

The foregoing description of the Third Extension and Modification Agreement is qualified in its entirety by reference to the full text of the Third Extension and Modification Agreement, which is included as Exhibit 10.2 to this report.

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

10.1+*	Form of 2023 Retention Award Letter.

10.2*

Third Loan Extension and Modification Agreement, dated as of May 1, 2023, by and among PR Cherry Hill STW LLC, Cherry Hill Center, LLC, PREIT Associates, L.P., New York Life Insurance Company and Teachers Insurance and Annuity Association of America.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	May 9, 2023	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

Date:	May 9, 2023	By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

Date:	May 9, 2023	By:	/s/ Sathana Semonsky
Sathana Semonsky
Senior Vice President and Chief Accounting Officer