Form 10-Q
period 2023-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2023-08-04
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

*Pennsylvania Real Estate Investment Trust's securities began trading exclusively on the over-the-counter market on December 16, 2022 and now trades on OTCQB under the symbols PRET, PRETL, PRETM, and PRETN.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 2, 2023, 5,340,996 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

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

Item 1. FINANCIAL STATEMENTS

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2023	2022
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,887,673	$2,894,944
Construction in progress	42,259	42,659
Land held for development	2,058	2,058
Total investments in real estate	2,931,990	2,939,661
Accumulated depreciation	(1,401,515)	(1,370,065)
Net investments in real estate	1,530,475	1,569,596
INVESTMENTS IN PARTNERSHIPS, at equity:	7,790	7,845
OTHER ASSETS:
Cash and cash equivalents	22,578	22,937
Tenant and other receivables	31,490	40,459
Intangible assets (net of accumulated amortization of $23,577 and $23,029 at June 30, 2023 and December 31, 2022, respectively)	8,075	8,623
Deferred costs and other assets, net	87,778	91,902
Assets held for sale	34,172	61,767
Total assets	$1,722,358	$1,803,129
LIABILITIES:
Mortgage loans payable, net	$725,947	$749,396
Term loans, net	994,148	976,903
Revolving facilities	27,481	22,481
Tenants’ deposits and deferred rent	12,307	13,264
Distributions in excess of partnership investments	100,461	93,136
Accrued expenses and other liabilities	78,205	69,846
Liabilities on assets held for sale	1,774	2,539
Total liabilities	1,940,323	1,927,565
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Series B Preferred Shares, $.01 par value per share; 3,450 shares issued and outstanding; liquidation preference of $105,331 and $102,151 at June 30, 2023 and December 31, 2022, respectively	35	35
Series C Preferred Shares, $.01 par value per share; 6,900 shares issued and outstanding; liquidation preference of $209,760 and $203,550 at June 30, 2023 and December 31, 2022, respectively	69	69
Series D Preferred Shares, $.01 par value per share; 5,000 shares issued and outstanding; liquidation preference of $150,782 and $146,485 at June 30, 2023 and December 31, 2022, respectively	50	50
Shares of beneficial interest, $1.00 par value per share; 13,333 shares authorized; 5,341 and 5,356 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5,341	5,356
Capital contributed in excess of par	1,858,912	1,858,675
Accumulated other comprehensive income	911	3,282
Distributions in excess of net income	(2,070,730)	(1,980,693)
Total equity (deficit) – Pennsylvania Real Estate Investment Trust	(205,412)	(113,226)
Noncontrolling interest	(12,553)	(11,210)
Total equity (deficit)	(217,965)	(124,436)
Total liabilities and equity	$1,722,358	$1,803,129

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
REVENUE:
Real estate revenue:
Lease revenue	$61,508	$67,447	$123,023	$131,730
Expense reimbursements	4,314	4,215	8,967	8,359
Other real estate revenue	1,561	1,396	2,567	2,163
Total real estate revenue	67,383	73,058	134,557	142,252
Other income	62	69	153	310
Total revenue	67,445	73,127	134,710	142,562
EXPENSES:
Operating expenses:
Property operating expenses:
CAM and real estate taxes	(25,353)	(26,075)	(51,512)	(53,947)
Utilities	(3,453)	(3,528)	(6,848)	(7,089)
Other property operating expenses	(2,090)	(2,199)	(4,305)	(4,339)
Total property operating expenses	(30,896)	(31,802)	(62,665)	(65,375)
Depreciation and amortization	(25,970)	(28,382)	(52,339)	(57,492)
General and administrative expenses	(10,093)	(9,744)	(21,218)	(21,227)
Other expenses	(8)	66	(11)	(78)
Total operating expenses	(66,967)	(69,862)	(136,233)	(144,172)
Interest expense, net	(43,154)	(32,601)	(84,202)	(63,992)
Total expenses	(110,121)	(102,463)	(220,435)	(208,164)
Equity in loss of partnerships	(3,986)	(1,188)	(6,682)	(1,583)
Gain on sales of interests in real estate	—	1,701	—	1,701
Gain on sale of equity method investment	—	9,053	—	9,053
Gain on sales of interests in non operating real estate	1,057	8,755	1,057	8,755
Gain on sale of preferred equity interest	—	—	—	3,688
Net loss	(45,605)	(11,015)	(91,350)	(43,988)
Less: net loss attributable to noncontrolling interest	654	225	1,313	729
Net loss attributable to PREIT	(44,951)	(10,790)	(90,037)	(43,259)
Less: preferred share dividends	(6,844)	(6,844)	(13,688)	(13,688)
Net loss attributable to PREIT common shareholders	$(51,795)	$(17,634)	$(103,725)	$(56,947)

Basic and diluted loss per share:	$(9.73)	$(3.32)	$(19.48)	$(10.72)

Weighted average shares outstanding—basic	5,325	5,317	5,324	5,311
Effect of common share equivalents(1)	—	—	—	—
Weighted average shares outstanding—diluted	5,325	5,317	5,324	5,311

(1) The Company had net losses used to calculate earnings per share for the three and six months ended June 30, 2023 and 2022. Therefore, the effects of common share equivalents are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Comprehensive loss:
Net loss	$(45,605)	$(11,015)	$(91,350)	$(43,988)
Unrealized (loss) gain on derivatives	(512)	3,612	(2,397)	9,419
Amortization of settled swaps	2	5	(4)	5
Total comprehensive loss	(46,115)	(7,398)	(93,751)	(34,564)
Less: comprehensive loss attributable to noncontrolling interest	660	179	1,343	610
Comprehensive loss attributable to PREIT	$(45,455)	$(7,219)	$(92,408)	$(33,954)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2023	$(124,436)	$35	$69	$50	$5,356	$1,858,675	$3,282	$(1,980,693)	$(11,210)
Net loss	(45,745)	—	—	—	—	—	—	(45,086)	(659)
Other comprehensive loss	(1,891)	—	—	—	—	—	(1,867)	—	(24)
Shares issued under employee compensation plan, net of shares retired	(52)	—	—	—	(15)	(37)	—	—	—
Amortization of deferred compensation	213	—	—	—	—	213	—	—	—
Balance March 31, 2023	$(171,911)	$35	$69	$50	$5,341	$1,858,851	$1,415	$(2,025,779)	$(11,893)

Net loss	(45,605)	—	—	—	—	—	—	(44,951)	(654)
Other comprehensive income	(510)	—	—	—	—	—	(504)	—	(6)
Amortization of deferred compensation	61	—	—	—		61	—	—	—
Balance June 30, 2023	$(217,965)	$35	$69	$50	$5,341	$1,858,912	$911	$(2,070,730)	$(12,553)

		PREIT Shareholders
		Preferred Shares $.01 par			Shares of Beneficial	Capital Contributed	Accumulated Other	Distributions	Non-
(in thousands of dollars, except per share amounts)	Total Equity	Series B	Series C	Series D	Interest, $1.00 Par	in Excess of Par	Comprehensive Loss	in Excess of Net Income	controlling interest
Balance January 1, 2022	$7,047	$35	$69	$50	$5,347	$1,851,866	$(8,830)	$(1,832,375)	$(9,115)
Net loss	(32,973)	—	—	—	—	—	—	(32,469)	(504)
Other comprehensive income	5,807	—	—	—	—	—	5,734	—	73
Shares issued under employee compensation plans, net of shares retired	4,449	—	—	—	28	4,421	—	—	—
Amortization of deferred compensation	814	—	—	—	—	814	—	—	—
Balance March 31, 2022	$(14,856)	$35	$69	$50	$5,375	$1,857,101	$(3,096)	$(1,864,844)	$(9,546)
Net loss	(11,015)	—	—	—	—	—	—	(10,790)	(225)
Other comprehensive income (loss)	3,617	—	—	—	—	—	3,571	—	46
Shares issued under employee compensation plans, net of shares retired	(175)	—	—	—	(6)	(169)	—	—	—
Amortization of deferred compensation	564	—	—	—	—	564	—	—	—
Balance June 30, 2022	$(21,865)	$35	$69	$50	$5,369	$1,857,496	$475	$(1,875,634)	$(9,725)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2023	2022
Cash flows from operating activities:
Net loss	$(91,350)	$(43,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	49,420	54,201
Amortization	7,209	4,163
Straight-line rent adjustments	190	322
Deferred compensation	274	400
Gain on sale of preferred equity interest	—	(3,688)
Paid-in-kind interest	42,708	25,932
Gain on hedge ineffectiveness	(13)	(17)
Gain on sale of equity method investment	—	(9,053)
Gain on sales of interests in real estate	—	(1,701)
Gain on sales of interests in non operating real estate	(1,057)	(8,755)
Equity in loss of partnerships	6,682	1,583
Cash distributions from partnerships	850	3,725
Change in assets and liabilities:
Net change in other assets	14,624	12,600
Net change in other liabilities	3,608	(4,543)
Net cash provided by operating activities	33,145	31,181
Cash flows from investing activities:
Cash proceeds from sales of real estate	29,713	28,079
Investments in real estate improvements	(10,767)	(5,902)
Additions to construction in progress	(1,958)	(1,594)
Investments in partnerships	(152)	(587)
Capitalized leasing costs	(304)	(101)
Proceeds from sale of preferred equity interest	—	2,438
Additions to leasehold improvements and corporate fixed assets	(32)	(87)
Net cash provided by investing activities	16,500	22,246
Cash flows from financing activities:
Net borrowings (repayments) to the First Lien Revolving Facility	5,000	(38,471)
Net repayments to term loans	(26,312)	(19,766)
Repayments of finance lease liabilities	(348)	—
Principal installments on mortgage loans	(24,565)	(15,292)
Payment of deferred financing costs	(2,854)	(395)
Repurchase of shares retired under equity incentive plans, net of shares issued	(52)	(767)
Net cash used in financing activities	(49,131)	(74,691)
Net change in cash, cash equivalents, and restricted cash	514	(21,264)
Cash, cash equivalents, and restricted cash, beginning of period	34,689	58,077
Cash, cash equivalents, and restricted cash, end of period	$35,203	$36,813

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2023, our portfolio consists of a total of 23 properties operating in eight states, including 19 shopping malls, three other retail properties and one development property. The property in our portfolio that is classified as under development does not currently have any activity occurring.

We hold our interest in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). We are the sole general partner of the Operating Partnership and, as of June 30, 2023, we held a 98.7% controlling interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at our election, we may acquire such OP Units in exchange for our common shares on a fifteen-for-one basis (as a result of our recent reverse share split (described below). The current terms of our Credit Agreements (as defined below) prohibit the Company from acquiring whole share OP Units for cash and, as such, any whole share OP Units presented for redemption will be redeemed for shares. Partial share OP Unit redemptions will be redeemed for cash.

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

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the inflationary environment, overall economic uncertainty and the potential for economic slowdown or recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, we have experienced elevated levels of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, will continue to be materially impacted by these conditions, and more recently by inflationary pressures and substantial increases in interest rates.

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

In applying the accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months after the date that our financial statements were issued. Management specifically considered the two secured credit agreements (collectively, as amended, the “Credit Agreements”), further defined in Note 4, with a maturity date in December 2023, and Fashion District Philadelphia’s Amended and Restated Term Loan Agreement (“FDP Loan Agreement”), as further defined in Note 3, with a maturity date in January 2024, as events or conditions that raised substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had borrowed $305.7 million under the First Lien Term Loan Facility, $689.8 million under the Second Lien Term Loan Facility and $27.5 million under the First Lien Revolving Facility. Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. The Credit Agreements include several events of default as described in Note 4. Upon the occurrence of an event of default (except with respect to bankruptcy), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder. When the borrowings under the Credit Agreements come due and payable due to a default or at maturity in December 2023, the Company would not be able to satisfy its obligations. Management plans to work with the lender groups under the credit facilities and also explore other options to satisfy this obligation, however, any such relief involves performance by third parties and cannot be considered probable of occurring.

The FDP Loan Agreement has a balance of $75.8 million as of June 30, 2023, and matures in January 2024. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement and management projects that the Company would not be able to satisfy its obligations if the FDP Loan Agreement were to become due and payable at its maturity date, which is within one year of the date of issuance of these financial statements. The Company plans to work with its joint venture partner to satisfy any obligations under the FDP Loan Agreement should it come due and payable at maturity. However, our ability to satisfy obligations under the FDP Loan Agreement is primarily dependent on the availability of our credit facility at the time of the FDP Loan Agreement maturity date and this involves performance by third parties and therefore cannot be considered probable of occurring.

Therefore, due to the inherent risks, unknown results and significant uncertainties associated with these matters and the direct correlation to our ability to satisfy our financial obligations that may arise over the applicable one year period, we are unable to conclude that it is probable that we will be able to meet our obligations arising within one year after the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

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

During the three and six months ended June 30, 2023, there was no impairment to any of our properties.

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

As of June 30, 2023, we determined that two of our hotel land parcels, one multifamily land parcel, and one retail property met the criteria to be classified as held for sale. As of December 31, 2022, two of our hotel land parcels, one multifamily land parcel, and two retail properties met the criteria to be classified as held for sale.

Reverse Share Split

On June 16, 2022, the Company effected a one-for-fifteen reverse share split of its common shares. Upon the effectiveness of the reverse share split, every 15 issued and outstanding common shares were combined into one issued and outstanding common share, with no change in par value per share, and the authorized number of common shares was proportionally reduced. Shareholders entitled to fractional shares as a result of the reverse share split were entitled to receive a cash payment in lieu of receiving fractional shares. All common share and per share data in the consolidated financial statements and notes to the consolidated financial statements have been retrospectively revised to reflect the reverse share split. Common shares underlying outstanding options, time based and restricted share units, performance based share units and restricted shares were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. Additionally, the conversion rate of OP Units into common shares was automatically proportionally adjusted from one-for-one to fifteen-for-one. The reverse share split resulted in bringing the Company into compliance with the minimum bid price requirement for maintaining its listing on the New York Stock Exchange (the “NYSE”), and on July 1, 2022, the Company received notice from the NYSE that it had regained compliance with the minimum bid price requirement. Immediately following the effectiveness of the reverse share split, the Company's common shares continued to trade under the symbol “PEI” and began trading on a split-adjusted basis on June 16, 2022.

On December 15, 2022, the Company received written notice from the NYSE that the Company had failed to maintain an average market global capitalization over a consecutive 30 trading-day period of at least $15 million which resulted in NYSE delisting its securities. The securities were transferred to "OTC Pink Market" and later to OTCQB, both operated by OTC Markets Group Inc. As of June 30, 2023, the Company's shares were traded on OTCQB under the symbols PRET (Common Shares), PRETL (Preferred Series B), PRETM (Preferred Series C), and PRETN (Preferred Series D).

New Accounting Developments

The Company considers all new accounting standards for their applicability to the consolidated financial statements. We determined that there were no new accounting standards, issued or effective during the six months ended June 30, 2023, that have had or are expected to have a material impact on our consolidated financial statements.
2. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2023 and December 31, 2022 were comprised of the following:

	June 30,	December 31,
(in thousands of dollars)	2023	2022
Buildings, improvements and construction in progress	$2,544,072	$2,549,731
Land, including land held for development	387,918	389,930
Total investments in real estate	2,931,990	2,939,661
Accumulated depreciation	(1,401,515)	(1,370,065)
Net investments in real estate	$1,530,475	$1,569,596

Dispositions

In June 2023, we sold a parcel of land at Woodland Mall in Grand Rapids, Michigan for $4.8 million. We used net proceeds of $3.4 million from the sale to pay down the Woodland Mall mortgage. In connection with this transaction, we recorded a gain of $1.1 million in the three and six months ended June 30, 2023.

In February 2023, we sold a retail space at Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $27.0 million. We used net proceeds of $26.3 million from the sale to pay down our First Lien Term Loan Facility.

In June 2022, we sold a parcel of land adjacent to the Moorestown Mall in Moorestown, New Jersey for $11.8 million. We used net proceeds of $11.7 million from the sale to pay down our First Lien Revolving Facility and First Lien Term Loan. In connection with this transaction, we recorded a gain of $8.8 million in the six months ended June 30, 2022.

In June 2022, we sold an outparcel at the Francis Scott Key Mall in Frederick, Maryland for $2.4 million. We used net proceeds of $2.4 million from the sale to pay down the Francis Scott Key Mall mortgage. In connection with this transaction, we recorded a gain of $1.7 in the six months ended June 30, 2022.

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

Assets Classified as Held for Sale

As of June 30, 2023 and December 31, 2022, we had assets and liabilities that have been classified as held for sale and summarized in the following table:

	June 30,	December 31,
(in thousands of dollars)	2023	2022
Assets held for sale:
Operating properties	$32,282	$58,562
Tenant and other receivables, net of allowance	24	226
Other assets	1,866	2,979
Total assets held for sale	$34,172	$61,767
Liabilities held for sale:
Accrued expenses and other liabilities	$(1,774)	$(2,539)
Total liabilities held for sale	$(1,774)	$(2,539)

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity method investments in our unconsolidated partnerships as of June 30, 2023 and December 31, 2022:

_____________________

	June 30,	December 31,
(in thousands of dollars)	2023	2022
ASSETS:
Investments in real estate, at cost:
Operating properties	$742,502	$741,007
Construction in progress	9,176	5,346
Total investments in real estate	751,678	746,353
Accumulated depreciation	(246,944)	(237,791)
Net investments in real estate	504,734	508,562
Cash and cash equivalents	40,016	28,186
Deferred costs and other assets, net	144,097	142,929
Total assets	688,847	679,677
LIABILITIES AND PARTNERS’ INVESTMENT:
Mortgage loans payable, net	396,106	400,141
FDP Term Loan, net	75,820	104,427
Partnership Loans	249,215	214,008
Other liabilities	177,283	155,873
Total liabilities	898,424	874,449
Net investment	(209,577)	(194,772)
Partners’ share	(109,920)	(102,495)
PREIT’s share	(99,657)	(92,277)
Excess investment (1)	6,986	6,986
Net investments and advances	$(92,671)	$(85,291)
Investment in partnerships, at equity	$7,790	$7,845
Distributions in excess of partnership investments	(100,461)	(93,136)
Net investments and advances	$(92,671)	$(85,291)

(1) Excess investment represents the unamortized difference between our investment and our share of the equity in the underlying net investment in the unconsolidated partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in (loss) income of partnerships.”

We record distributions from our equity investments using the nature of the distribution approach.

The following table summarizes our share of equity in loss of partnerships for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Real estate revenue	$25,358	$27,691	$52,525	$57,580
Expenses:
Property operating and other expenses	(9,831)	(11,018)	(19,988)	(22,892)
Interest expense (1)	(17,283)	(12,208)	(33,981)	(23,962)
Depreciation and amortization	(5,578)	(6,471)	(11,269)	(13,126)
Total expenses	(32,692)	(29,697)	(65,238)	(59,980)
Net loss	(7,334)	(2,006)	(12,713)	(2,400)
Less: Partners’ share	3,348	818	6,031	817
PREIT’s share	(3,986)	(1,188)	(6,682)	(1,583)
Equity in loss of partnerships	$(3,986)	$(1,188)	$(6,682)	$(1,583)

(1) Net of capitalized interest expense of $21 thousand and $0 for the three months ended June 30, 2023 and 2022, respectively, and $45 thousand and $0 for the six months ended June 30, 2023 and 2022, respectively.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2024, (having been extended by one year upon satisfaction of the required conditions to extension), (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages on the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to Secured Overnight Financing Rate ("SOFR"). The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type.

In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance to reach a debt yield ratio of 12% and exercised its option to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the FDP Loan Agreement balance to achieve compliance, the balance could come due and payable at that time. In April 2023, the joint venture paid down an additional $2.5 million of the FDP Loan Agreement balance. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement. The FDP Loan Agreement had a balance of $75.8 million as of June 30, 2023 (our share of which is $37.9 million). The joint venture has an outstanding balance on its Partnership Loans of $249.2 million (our share of which is $124.6 million) as of June 30, 2023 and the majority of the proceeds from the Partnership Loan were used to pay down the FDP Loan Agreement and the remainder was used to fund ongoing capital expenditures at the property. Management projects that the Company would not be able to satisfy its obligations if the FDP Loan Agreement obligation were to become due and payable by its maturity date. See Going Concern Considerations section in Note 1.

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

As of June 30, 2023, we had outstanding borrowings of $305.7 million under the First Lien Term Loan Facility, $689.8 million under the Second Lien Term Loan Facility and $27.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2023 is net of $1.4 million of unamortized debt issuance costs. The maximum amount that was available to us under the First Lien Revolving Facility as of June 30, 2023 was $102.5 million. In August 2023, we borrowed $15.0 million under the First Lien Revolving Facility.

Wilmington Savings Fund Society, FSB is Administrative Agent under the First Lien Credit Agreement, the Second Lien Credit Agreement and, in each case, the related loan documents. There is currently no letter of credit issuer under the First Lien Revolving Facility, accordingly, the Company cannot currently access the letters of credit sub-facility.

Interest expense and deferred financing fee amortization related to the Credit Agreements for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Revolving Facilities:
Interest expense (1)	$579	$551	$1,040	$1,092
Deferred financing amortization	57	298	114	597
Term Loans:
Interest expense (2)	29,251	21,070	$56,800	$41,518
Deferred financing amortization	425	1,784	849	3,568
(1)
All of the expense applied to the First Lien Revolving Facility.
(2)
All of the expense applied to the Term Loans, of which $22.2 million and $42.7 million, for the three and six months ended June 30, 2023 and $13.4 million and $25.9 million for the three and six months ended June 30, 2022, respectively, was for the Second Lien Term Loan Facility and was not paid in cash, but capitalized to the principal balance of the loan.

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

Credit Agreements' Amendment

On May 12, 2023, the Credit Agreements were amended to replace the interest rate benchmark from LIBOR to SOFR. As a result, borrowings under the Credit Agreements other than Base Rate Loans, will bear interest at Term SOFR plus 0.10% plus an applicable margin as noted above for each agreement.

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
•
not retain more than $6.5 million of cash in unrestricted property-level accounts held by our subsidiaries that are owners of real property (subject to certain exceptions);
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

Each of the Credit Agreements also limits our ability, subject to certain exceptions, to make certain restricted payments (including payments of dividends and voluntary prepayments of certain indebtedness which includes, with respect to the First Lien Credit Agreement, voluntary prepayments under the Second Lien Credit Agreement), make certain types of investments and acquisitions, issue redeemable securities, incur additional indebtedness, incur liens on our assets, enter into agreements with a negative pledge, make certain intercompany transfers, merge, consolidate or sell all or substantially all of our assets or the equity interests in our subsidiaries, amend our organizational documents or material contracts, enter into transactions with affiliates, or enter into derivatives contracts. We are also prohibited from selling certain properties unless certain conditions are satisfied with respect to the terms of the sale agreement for such property or, in the case of Borrowing Base Properties, payment of certain release prices (certain Borrowing Base Properties also require lender consent).

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

As of June 30, 2023, we were in compliance with all financial covenants under the Credit Agreements.

Consolidated Mortgage Loans

The estimated fair values of our consolidated mortgage loans based on year-end interest rates and market conditions at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(in millions of dollars)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans(1)	$726.8	$709.1	$751.5	$733.7

(1) The carrying value of mortgage loans excludes unamortized debt issuance costs of $0.9 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our consolidated mortgage loans of our consolidated properties as of June 30, 2023:

(in thousands of dollars)	Principal Amortization	Balloon Payments	Total
July 1 through December 31, 2023 (1) (2)	$5,198	$381,467	$386,665
2024	6,405	118,074	124,479
2025	4,406	211,346	215,752
2026	—	—	—
2027 and thereafter	—	—	—
Total principal payments	$16,009	$710,887	726,896
Less: Unamortized debt issuance costs			949
Carrying value of mortgage notes payable			$725,947

(1) Includes Cherry Hill Mall mortgage for which the maturity was extended through December 1, 2023.

(2) Includes Woodland Mall mortgage for which the maturity was extended through October 5, 2023.

The consolidated mortgage loans contain various customary default provisions. As of June 30, 2023, we were not in default on any of the consolidated mortgage loans, except for the Dartmouth Mall mortgage (as described below).

Mortgage Loan Activity

Dartmouth Mall Mortgage

On April 1, 2023, certain of our consolidated subsidiaries entered into a forbearance agreement as it relates to the mortgage loan secured by the property at Dartmouth Mall in North Dartmouth, Massachusetts. The loan matured on April 1, 2023 and is in default, and the borrowers were unable to thereafter comply with the terms of the forbearance agreement and repay the loan in full by June 1, 2023, and a special servicer has been appointed. We continue to pursue all available options relating to this debt. As of June 30, 2023, the mortgage loan has an outstanding balance of $53.0 million.

Cherry Hill Mall Mortgage

On May 1, 2023, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey. This agreement extends the maturity date to December 1, 2023 with a $5.0 million principal paydown at time of execution, and requires the borrower to continue making scheduled monthly debt service payments. The agreement also includes an option to extend the maturity to May 1, 2024 with an additional $5.0 million principal payment. As of June 30, 2023, the mortgage loan has an outstanding balance of $228.7 million.

Woodland Mall Mortgage

Certain of our consolidated subsidiaries are party to a mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan. The agreement has an option to extend the maturity date to October 5, 2023 and requires the borrower to continue making scheduled monthly debt service payments. In June 2023, we sold a parcel of land at Woodland Mall for $4.8 million and used net proceeds of $3.4 million from the sale to pay down the mortgage and exercise our option to extend the maturity date to October 5, 2023. As of June 30, 2023, the mortgage loan has an outstanding balance of $101.8 million.

5. CASH FLOW INFORMATION

We consider all highly liquid short-term investments with a maturity of three months or less at purchase or acquisition to be cash equivalents.

At June 30, 2023 and 2022, cash and cash equivalents and restricted cash totaled $35.2 million and $36.8 million, respectively, and included tenant security deposits of $2.0 million and $1.8 million, respectively.

Cash paid for interest was $33.9 million and $33.1 million for the six months ended June 30, 2023 and 2022, respectively, net of amounts capitalized of $0.2 million and $45 thousand, respectively.

In our statements of cash flows, we report cash flows on our revolving facilities on a net basis. Aggregate borrowings on our First Lien Revolving Facility were $5.0 million and aggregate repayments on our First Lien Term Loan Facility were $26.3 million, for the six months ended June 30, 2023. Aggregate repayments on our First Lien Revolving Facility and First Lien Term Loan Facility were $38.5 million and $19.8 million, respectively, for the six months ended June 30, 2022.

Accrued construction costs increased by $1.6 million and decreased by $3.9 million for the six months ended June 30, 2023 and 2022, respectively, representing non-cash changes in investment in real estate and construction in progress.

The following table provides a summary of cash, cash equivalents, and restricted cash reported within the statement of cash flows.

	June 30,	December 31,	June 30,	December 31,
(in thousands of dollars)	2023	2022	2022	2021
Cash and cash equivalents	$22,578	$22,937	$24,008	$43,852
Restricted cash included in other assets	12,625	11,752	12,805	14,225
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$35,203	$34,689	$36,813	$58,077

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

As of June 30, 2023, we had two total derivatives with a notional amount of $100.0 million, which were designated as cash flow hedges. In May 2023, seven derivative contracts matured.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $1.5 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

Interest Rate Swaps

As of June 30, 2023, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 3.59% on a notional amount of $100.0 million and maturing in May 2024. We originally entered into these interest rate swap agreements in order to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

The following table summarizes the terms and estimated fair values of our interest rate swap derivative instruments as of June 30, 2023 and December 31, 2022 based on the year they mature. The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Maturity Date	Aggregate Notional Value at June 30, 2023 (in millions of dollars)	Aggregate Fair Value at June 30, 2023 (1) (in millions of dollars)	Aggregate Fair Value at December 31, 2022 (1) (in millions of dollars)	Weighted Average Interest Rate
Derivatives in Cash Flow Hedging Relationships
Interest Rate Swaps
2024	$100.0	$1.5	$1.5	3.59%
Total	$100.0	$1.5	$1.5	3.59%
(1)
As of June 30, 2023 and December 31, 2022, derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy and we did not have any significant recurring fair value measurements related to derivative instruments using significant unobservable inputs (Level 3).

The tables below present the effect of derivative financial instruments on accumulated other comprehensive income (loss) and on our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense		Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative Instruments		Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Interest Expense
(in millions of dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Derivatives in Cash Flow Hedging Relationships
Interest rate products	$0.8	$2.2	$(1.3)	$1.5	$0.5	$6.1	$(2.9)	$3.4

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2023	2022	2023	2022
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(43.2)	$(32.6)	$(84.2)	$(64.0)
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	$(1.3)	$1.5	$(2.9)	$3.4

Credit-Risk-Related Contingent Features

We have agreements with some of our derivative counterparties that contain a provision pursuant to which, if our entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared to be in default on our derivative obligations. As of June 30, 2023, we were not in default on any of our derivative obligations.

As of June 30, 2023, the Company did not have any derivatives in a net liability position.

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

The following table presents additional information pertaining to the Company’s leases:

	Three Months Ended June 30,
	2023				2022
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$214	$—	$—	$214	$203	$—	$—	$203
Interest on lease liabilities	50	—	—	50	54	—	—	54
Operating lease costs	—	586	45	631	—	586	67	653
Variable lease costs	—	47	196	243	—	45	218	263
Total lease costs	$264	$633	$241	$1,138	$257	$631	$285	$1,173

	Six Months Ended June 30,
	2023				2022
(in thousands of dollars)	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total	Solar Panel Leases	Ground Leases	Office, equipment, and vehicle leases	Total
Finance lease cost:
Amortization of right-of-use assets	$419	$—	$—	$419	$405	$—	$—	$405
Interest on lease liabilities	92	—	—	92	132	—	—	132
Operating lease costs	—	1,172	90	1,262	—	1,171	135	1,306
Variable lease costs	—	94	402	496	—	91	424	515
Total lease costs	$511	$1,266	$492	$2,269	$537	$1,262	$559	$2,358

Other information related to leases as of and for the six months ended June 30, 2023 and 2022 are as follows:

(in thousands of dollars)	2023	2022
Cash paid for the amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$104	$123
Operating cash flows used for operating leases	$1,281	$1,308
Financing cash flows used for finance leases	$421	$372
Weighted average remaining lease term-finance leases (months)	57	69
Weighted average remaining lease term-operating leases (months)	211	287
Weighted average discount rate-finance leases	4.63%	4.34%
Weighted average discount rate-operating leases	6.46%	6.45%

Future payments against lease liabilities as of June 30, 2023 are as follows:

(in thousands of dollars)	Finance leases	Operating leases	Total
July 1 to December 31, 2023	$547	$1,298	$1,845
2024	1,060	2,471	3,531
2025	1,034	2,428	3,462
2026	1,025	2,429	3,454
2027	949	2,450	3,399
Thereafter	308	46,208	46,516
Total undiscounted lease payments	4,923	57,284	62,207
Less imputed interest	(508)	(28,869)	(29,377)
Total lease liabilities	$4,415	$28,415	$32,830

Lease liabilities are included with accrued expenses and other liabilities in the consolidated balance sheets.

As Lessor

As of June 30, 2023, the fixed contractual lease payments, including minimum rents and fixed CAM amounts, to be received over the next five years pursuant to the terms of noncancellable operating leases with initial terms greater than one year are included in the table below. The amounts presented assume that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments that may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available. Except for utility reimbursements, the fixed and variable lease payments are included with lease revenue in the consolidated statements of operations. Utility reimbursements are included within expense reimbursements as a separate line item in the consolidated statement of operations as their pattern of transfer is not aligned with the other payments.

(in thousands of dollars)
July 1 to December 31, 2023	$94,532
2024	173,636
2025	141,959
2026	117,818
2027	94,044
Thereafter	211,890
$833,879

The disaggregation of fixed lease revenue and variable lease revenue for 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Fixed lease revenue	$51,471	$52,510	$102,496	$103,840
Variable lease revenue	10,037	14,937	20,527	27,890
Total lease revenue	$61,508	$67,447	$123,023	$131,730

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2023, we had contractual and other commitments related to our capital improvement projects and development projects of $5.9 million, including $0.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of tenant allowances and contracts with general service providers and other professional service providers. For purposes of this disclosure, the contractual obligations and other commitments related to Fashion District Philadelphia are included at 100% of the obligation and not at our 50% ownership share.

Preferred Dividend Arrearages

We have aggregate authorized preferred shares of 25.0 million, where each series of authorized preferred shares is equal to the number of preferred shares outstanding of that series. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.8000 per share and $1.7188 per share, respectively. As of June 30, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $82.1 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.53 per share, $5.40 per share and $5.16 per share, respectively. In accordance with the provisions of the designating amendments of the Company's Amended and Restated Trust Agreement, two of the independent trustees on our Board of Trustees have been elected by our preferred shareholders.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report. The disclosures in this report are complementary to those made in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”).

OVERVIEW

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls located in the eastern half of the United States, primarily in the Mid-Atlantic region.

We currently own interests in 23 properties as of June 30, 2023, of which 22 are operating properties and one is a development property. The 22 operating properties include 19 shopping malls and three other retail properties, have a total of 18.3 million square feet and are located in eight states. We and partnerships in which we hold an interest, own 14.0 million square feet at these properties (excluding space owned by anchors or third parties).

As of June 30, 2023, there are 16 operating retail properties in our portfolio that we consolidate for financial reporting purposes. These consolidated properties have a total of 13.7 million square feet, of which we own 10.8 million square feet. The six operating retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.6 million square feet of which 3.3 million square feet are owned by such partnerships. When we refer to “Same Store” properties, we are referring to properties that have been owned for the full periods presented and exclude properties acquired, disposed of, under redevelopment or designated as a non-core property during the periods presented. “Core Malls” excludes Exton Square Mall and power centers, Valley View Mall for which a foreclosure sale was completed in May 2022, and Cumberland Mall and our interest in Gloucester Premium Outlets, which were both sold in 2022.

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

Our net loss for the three months ended June 30, 2023 was $45.6 million compared to net loss of $11.0 million for the three months ended June 30, 2022. The $34.5 increase in net loss was primarily due to: (a) an increase in interest expense of $10.6 million; (b) a decrease in real estate revenue of $5.7 million; (c) an increase in loss of partnerships of $2.8 million; and (d) a decrease in gain on sale of non operating real estate of $7.7 million; and (e) a decrease in the gain on sale of equity method investment of $9.1 million.

Our net loss for the six months ended June 30, 2023 was $91.4 million compared to net loss of $44.0 million for the six months ended June 30, 2022. The $47.3 million increase in net loss was primarily due to: (a) an increase in interest expense of $20.2 million; (b) a decrease in real estate revenue of $7.8 million; (c) an increase in loss of partnerships of $5.1 million; and (d) a decrease in gain on sale of preferred equity interest of $3.7 million; (e) an decrease of in gain on sale of equity method investment of $9.1 million; and (f) a decrease in the gain on sale of interest in real estate of $1.7 million.

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

We hold our interest in our portfolio of properties through the Operating Partnership. We are the sole general partner of the Operating Partnership and, as of June 30, 2023, held a 98.7% controlling interest in the Operating Partnership, and consolidated it for reporting purposes. We hold our investments in six of the 22 operating retail properties and the one development property in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest.

Dispositions

See Note 2 to our consolidated financial statements for a description of our dispositions for the six months ended June 30, 2023 and 2022.

Current Economic and Industry Conditions

Conditions in the economy have caused fluctuations and variations in business and consumer confidence, retail sales, and consumer spending on retail goods, destination dining and entertainment. In particular, current conditions in the economy have caused fluctuations in unemployment rates, and together with supply chain challenges, the inflationary environment, overall economic uncertainty and the potential for economic slowdown or recession, have impacted consumer confidence and spending. The economic factors have had corresponding effects on tenant business performance, prospects, solvency and leasing decisions. Further, traditional mall tenants, including department store anchors and smaller format retail tenants face significant challenges resulting from changing consumer expectations, the convenience of e-commerce shopping, the expansion of outlet centers, and declining mall traffic, among other factors. In recent years, we have experienced elevated levels of tenant bankruptcies and store closings by tenants who have been significantly impacted by these factors. We anticipate that our future business, financial condition, liquidity and results of operations, will continue to be materially impacted by these conditions, and more recently by inflationary pressures and substantial increases in interest rates.

The table below sets forth information related to our tenants in bankruptcy for our consolidated and unconsolidated properties (excluding tenants in bankruptcy at sold properties):

	Pre-bankruptcy				Units Closed
Year	Number of Tenants (1)	Number of locations impacted	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)	Number of locations closed	GLA(2)	PREIT’s Share of Annualized Gross Rent(3) (in thousands)
2023 (through June 30, 2023)
Consolidated properties	7	8	39,960	$2,057	3	19,818	$1,318
Unconsolidated properties	3	4	38,521	483	1	5,825	38
Total	8	12	78,481	2,540	4	25,643	$1,356
2022 (Full Year)
Consolidated properties	2	4	165,790	$4,151	1	5,100	$202
Unconsolidated properties	—	—	—	—	—	—	—
Total	2	4	165,790	$4,151	1	5,100	$202

(1) Total represents unique tenants and includes both tenant-owned and landlord-owned stores. As a result, amounts may not total.

(2) Gross leasable area (“GLA”) in square feet.

(3) Includes our share of tenant gross rent from partnership properties based on PREIT’s ownership percentage in the respective equity method investments as of June 30, 2023.

Anchor Replacements

In recent years, through property dispositions, proactive store recaptures, lease terminations and other activities, we have made efforts to reduce our risks associated with certain department store concentrations.

Construction was completed in the first quarter of 2020 at a former Sears space at Dartmouth Mall in North Dartmouth, Massachusetts. We are working to add large format and other prospects in the additional space adjacent to already occupied spaces and in an outparcel space.

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

In May 2020, J.C. Penney filed for bankruptcy and announced the closure of its stores at The Mall at Prince George's in Hyattsville, Maryland, and Magnolia Mall in Florence, South Carolina. The Magnolia Mall location has been leased to Tilt Studio, an entertainment concept that opened in October 2021. The former J.C. Penney location at Willow Grow Park in Willow Grove, PA has been leased to Tilted 10, which fully opened in July 2023.

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

Capital Improvements, Redevelopment and Development Projects

We might engage in various types of capital improvement projects at our operating properties. Such projects vary in cost and complexity and can include building out new or existing space for individual tenants, upgrading common areas or exterior areas such as parking lots, or redeveloping the entire property, among other projects. Project costs are accumulated in “Construction in progress” on our consolidated balance sheet until the asset is placed into service and amounted to $42.3 million as of June 30, 2023.

As of June 30, 2023, we had contractual and other commitments related to our capital improvement projects and development projects at our consolidated and unconsolidated properties of $5.9 million, including $0.1 million of commitments related to the redevelopment of Fashion District Philadelphia, in the form of contracts with general service providers and other professional service providers.

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

The FDP Loan Agreement provides for (i) a maturity date of January 22, 2024, (after exercising the one-year extension upon the borrowers’ satisfaction of certain conditions), (ii) an interest rate at the borrowers’ option with respect to each advance of either (A) the Base Rate (defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 0.50%, and (c) the LIBOR Market Index Rate plus 1.00%) plus 2.50% or (B) LIBOR for the applicable period plus 3.50%, (iii) a full recourse guarantee of 50% of the borrowers’ obligations by PREIT Associates, L.P., on a several basis, (iv) a full recourse guarantee of certain of the borrowers’ obligations by The Macerich Partnership, L.P., up to a maximum of $50.0 million, on a several basis, (v) a pledge of the equity interests of certain indirect subsidiaries of PREIT and Macerich, as well as of PREIT-RUBIN, Inc. and one of its subsidiaries, that have a direct or indirect ownership interest in the borrowers, (vi) a non-recourse carve-out guaranty and a hazardous materials indemnity by each of PREIT Associates, L.P. and The Macerich Partnership, L.P., and (vii) mortgages of the borrowers’ fee and leasehold interests in the properties that are part of the Fashion District Philadelphia project and certain other properties. In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. In 2022, the joint venture made multiple paydowns on the FDP Loan Agreement balance by $90.2 million in order to comply with the financial covenants. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. If the joint venture fails to meet the debt yield covenant as of any quarter end measurement date and does not pay down the term loan to achieve compliance, the term loan could come due and payable at that time. In April 2023, the joint venture paid down an additional $2.5 million of the FDP Loan Agreement balance.

We also own an interest in a development property, but we do not expect to make any significant investment at this property in the short term.

Going Concern

As described in Note 4 to our consolidated financial statements, as of June 30, 2023, we had outstanding borrowings of $995.5 million under our Term Loans and $27.5 million under our First Lien Revolving Facility. As discussed herein, our loans under our Credit Agreements mature and come due in December 2023 and the FDP Term Loan (our 50% share of which we have guaranteed) matures and comes due in January 2024, and we do not have, nor do we expect to have sufficient cash flow to repay this indebtedness at maturity. For more information, see “Risk Factors – We have determined that there is substantial doubt about our ability to continue as a going concern” in Part II, Item 1.A of this report.

We are working to address the upcoming maturity of this indebtedness by pursuing all available alternatives. The Company has been working with PJT Partners, a global advisory investment bank with expertise in real estate and restructuring, to pursue and evaluate options to address the Company’s debt and has been exploring a range of strategic alternatives. Although the Company has sold assets generating over $30.0 million in 2023 and has applied those proceeds and cash from operations to pay down debt by over $50.0 million in 2023 and is actively pursuing closing transactions already subject to agreement, no assurance can be provided that we will be able to refinance, restructure or repay the indebtedness at maturity or to continue as a going concern.

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

For additional information regarding our Critical Accounting Policies, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2022 Form 10-K.

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

During the three and six months ended June 30, 2023 and 2022, there were no impairment losses.

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

We also generate revenue by providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in other income in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

Overview

Net loss for the three months ended June 30, 2023 was $45.6 million compared to net loss of $11.0 million for the three months ended June 30, 2022. The $34.5 million increase in net loss was primarily due to: (a) an increase in interest expense of $10.6 million; (b) a decrease in real estate revenue of $5.7 million; (c) an increase in loss of partnerships of $2.8 million; and (d) a decrease in gain on sales of non operating real estate of $7.7 million; and (e) a decrease in gain on sale of equity method investment of $9.1 million.

Our net loss for the six months ended June 30, 2023 was $91.4 million compared to net loss of $44.0 million for the six months ended June 30, 2022. The $47.4 million increase in net loss was primarily due to: (a) an increase in interest expense of $20.2 million; (b) a decrease in real estate revenue of $7.8 million; (c) an increase in loss of partnerships of $5.1 million; and (d) a decrease in gain on sale of preferred equity interest of $3.7 million; (e) a decrease in gain on sale of equity method investment of $9.1 million; and (f) a decrease in gain on sales of interest in real estate of $1.7 million.

Occupancy

The table below sets forth certain occupancy statistics for our properties as of June 30, 2023 and 2022:

	Occupancy(1) at June 30,
	Consolidated Properties		Unconsolidated Properties		Combined(2)
	2023	2022	2023	2022	2023	2022
Retail portfolio weighted average: (3)
Total excluding anchors	92.2%	90.6%	86.6%	87.6%	90.7%	89.7%
Total including anchors	94.6%	92.2%	89.4%	90.2%	93.3%	91.7%
Core Malls weighted average: (4)
Total excluding anchors	94.4%	92.9%	77.5%	80.3%	91.2%	90.5%
Total including anchors	96.4%	80.3%	83.6%	85.6%	94.2%	93.8%

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

(4) Core Malls excludes Exton Square Mall, Valley View Mall, Cumberland Mall, Gloucester Premium Outlets and power centers.

Leasing Activity

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the three months ended June 30, 2023:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	26	73,617	7.5	$40.17	N/A	N/A	N/A	N/A	$9.27
Over 10k sf	4	65,602	9.1	25.65	N/A	N/A	N/A	N/A	2.14
Total New Leases	30	139,219	8.3	$33.33	N/A	N/A	N/A	N/A	$5.57

Renewal Leases
Under 10k sf	37	123,331	3.6	$52.67	$50.63	$2.04	4.0%	5.5%	$-
Over 10k sf	10	289,680	4.6	19.15	18.54	0.61	3.3%	3.7%	-
Total Fixed Rent	47	413,011	4.3	$29.16	$28.12	$1.04	3.7%	4.7%	$-
Total Percentage in Lieu	12	129,416	2.2	19.85	21.70	(1.85)	(8.5%)	N/A	0.36
Total Renewal Leases	59	542,427	3.8	$26.94	$26.59	$0.35	1.3%	N/A	$0.05
Total Non Anchor (4)	89	681,646	4.7	$28.24

Anchor
New Leases	-	-	-	$-	$-	$-	N/A	N/A	$-
Renewal Leases	2	218,332	4.6	4.77	$4.48	$0.29	6.6%	N/A	$-
Total	2	218,332	4.6	$4.77

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

(4) Includes 11 leases and 68,066 square feet of GLA with respect to our unconsolidated partnerships. We own a 40% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The table below sets forth summary leasing activity information with respect to our consolidated and unconsolidated properties for the six months ended June 30, 2023:

	Number	GLA	Term	Initial Rent per square foot ("psf")	Previous Rent psf	Initial Gross Rent Renewal Spread(1)		Average Rent Renewal Spread(2)	Annualized Tenant Improvements psf(3)
						$	%	%
Non Anchor
New Leases
Under 10k square feet ("sf")	54	129,215	6.6	$47.41	N/A	N/A	N/A	N/A	$9.10
Over 10k sf	5	95,511	9.4	25.76	N/A	N/A	N/A	N/A	3.50
Total New Leases	59	224,726	7.8	$38.21	N/A	N/A	N/A	N/A	$6.23

Renewal Leases
Under 10k sf	85	251,215	3.3	$54.88	$53.60	$1.28	2.4%	4.8%	$0.15
Over 10k sf	17	400,958	4.7	23.34	22.27	1.07	4.8%	5.6%	-
Total Fixed Rent	102	652,173	4.2	$35.49	$34.34	$1.15	3.4%	5.1%	$0.05
Total Percentage in Lieu	40	219,008	2.4	24.54	25.83	(1.29)	(5.0%)		0.38
Total Renewal Leases (4)	142	871,181	3.7	$32.74	$32.20	$0.54	1.7%		$0.10
Total Non Anchor	201	1,095,907	4.5	$33.86

Anchor
New Leases	-	-	-	$-	N/A	N/A	N/A	N/A	$-
Renewal Leases	3	336,125	3.4	3.82	3.63	0.19	5.3%	N/A	-
Total	3	336,125	3.4	$3.82

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

(4) Includes 28 leases and 132,706 square feet of GLA with respect to our unconsolidated partnerships. We own a 40% to 50% interest in each of our unconsolidated properties and do not control such properties. Our percentage ownership is not necessarily indicative of the legal and economic implications of our ownership interest. See “— Non-GAAP Supplemental Financial Measures” for further details on our ownership interests in our unconsolidated properties.

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		% Change 2022 to 2023	Six Months Ended June 30,		% Change 2022 to 2023
(in thousands of dollars)	2023	2022		2023	2022
Real estate revenue	$67,383	$73,058	(7.8)%	$134,557	$142,252	(5.4)%
Property operating expenses	(30,896)	(31,802)	(2.8)%	(62,665)	(65,375)	(4.1)%
Other income	62	69	(10.1)%	153	310	(50.6)%
Depreciation and amortization	(25,970)	(28,382)	(8.5)%	(52,339)	(57,492)	(9.0)%
General and administrative expenses	(10,093)	(9,744)	3.6%	(21,218)	(21,227)	(0.0)%
Other (expenses) income	(8)	66	(112.1)%	(11)	(78)	(85.9)%
Interest expense, net	(43,154)	(32,601)	32.4%	(84,202)	(63,992)	31.6%
Equity in loss of partnerships	(3,986)	(1,188)	235.5%	(6,682)	(1,583)	322.1%
Gain on sales of interests in real estate	—	1,701	(100.0)%	—	1,701	(100.0)%
Gain on sale of equity method investment	—	9,053	(100.0)%	—	9,053	(100.0)%
Gain on sales of non operating real estate	1,057	8,755	(87.9)%	1,057	8,755	(87.9)%
Gain on sale of preferred equity interest	—	—	0.0%	—	3,688	(100.0)%
Net loss	$(45,605)	$(11,015)	314.0%	$(91,350)	$(43,988)	107.7%

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

The following table reports the breakdown of real estate revenues based on the terms of the lease contracts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Contractual lease payments:
Base rent	$46,673	$49,250	$93,347	$97,744
CAM reimbursement income	8,220	8,305	16,403	16,782
Real estate tax income	6,122	7,154	12,309	14,321
Percentage rent	335	471	716	585
Lease termination revenue	155	1,530	343	1,539
	61,505	66,710	123,118	130,971
Credit recoveries (losses)	3	737	(95)	759
Lease revenue	61,508	67,447	123,023	131,730
Expense reimbursements	4,314	4,215	8,967	8,359
Other real estate revenue	1,561	1,396	2,567	2,163
Total real estate revenue	$67,383	$73,058	$134,557	$142,252

Real Estate Revenue

Real estate revenue decreased by $5.7 million, or 8%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to:

•
a decrease of $2.7 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $1.3 million in same store lease termination revenue, including $1.5 million from the termination of leases with two tenants during the three months ending June 30, 2022, partially offset by $0.2 million received from three tenants during the three months ended June 30, 2023;
•
a decrease of $0.7 million in same store real estate tax reimbursements due to a decrease in real estate tax expense (see “-Property Operating Expenses”) and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;
•
an increase of $0.7 million in same store credit losses due to credit recoveries in the three months ended June 30, 2022 and $0.1 million in credit losses related to tenant bankruptcy filings;
•
a decrease of $0.6 million in same store base rent due to a $0.4 million decrease in net new store openings inclusive of outparcel sales and lease modifications over the previous twelve months, and a $0.2 million decrease related to tenant bankruptcies in 2022 and 2023 ;
•
a decrease of $0.2 million at non-same store property Exton Square Mall due to lower occupancy; and
•
a decrease of $0.1 million in same store percentage rent; partially offset by
•
an increase of $0.2 million in same store common area expense reimbursements due to new store openings, partially offset by rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;
•
an increase of $0.2 million in same store utility reimbursements due to a combination of higher tenant electric usage and rates and higher occupancy at some properties; and
•
an increase of $0.2 million in same store other real estate revenue due to promotional revenues related to activities in the common areas and parking lots.

Real estate revenue decreased by $7.7 million, or 5%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to:

•
a decrease of $5.3 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $1.4 million in same store real estate tax reimbursements due to a decrease in real estate tax expense (see “-Property Operating Expenses”) and rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements;
•
a decrease of $1.1 million in same store lease termination revenue, including $1.5 million from the termination of leases with three tenants during the six months ending June 30, 2022, partially offset by $0.4 million received from five tenants during the six months ended June 30, 2023;
•
an increase of $0.8 million in same store credit losses due to credit recoveries in the six months ended June 30, 2022 and $0.2 million of credit losses related to tenant bankruptcy filings;
•
a decrease of $0.4 million in same store base rent due to a $0.9 million decrease from comparable tenants paying a percentage of sales in lieu of minimum rent and a $0.3 million decrease related to tenant bankruptcies in 2022 and 2023, partially offset by a $0.8 million increase from net new store openings inclusive of outparcel sales, and lease modifications over the previous twelve months; and
•
a decrease of $0.3 million at non-same store property Exton Square Mall due to lower occupancy; partially offset by
•
an increase of $0.9 million in same store utility reimbursements due to a combination of higher tenant electric usage and rates and higher occupancy at some properties;
•
an increase of $0.5 million in same store other real estate revenue due to promotional revenues related to activities in the common areas and parking lots; and
•
an increase of $0.2 million in same store common area expense reimbursements due to new store openings, partially offset by rental concessions made to some tenants under which the terms of their leases were modified such that they no longer pay expense reimbursements.

Property Operating Expenses

Property operating expenses decreased by $0.9 million, or 3%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to:

•
a decrease of $1.2 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $0.7 million in same store real estate tax expense due to a combination of decreases in the real estate tax assessment value and the real estate tax rate at three properties; and
•
a decrease of $0.1 million at non-same store property, Exton Square Mall; partially offset by
•
an increase of $1.0 million in same store common area maintenance expense, including a $0.8 million increase in security expense primarily due to negotiated credits with our vendor in the prior quarter, a $0.2 million increase in insurance expense and a $0.1 million increase in cleaning expense, partially offset by a $0.1 million decrease in utility expense; and
•
an increase of $0.1 million in same store tenant utility expense due to a combination of higher water usage and water rates.

Property operating expenses decreased by $2.7 million, or 4%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to:

•
a decrease of $2.6 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $1.1 in same store real estate tax expense due to a combination of decreases in the real estate tax assessment value and the real estate tax rate at three properties; and
•
a decrease of $0.2 million at non-same store property, Exton Square Mall; partially offset by
•
an increase of $1.0 million in same store common area maintenance expense, including a $1.1 million increase in security expense primarily due to negotiated credits with our vendor during 2022, a $0.3 million increase in repairs and maintenance, a $0.3 million increase in insurance expense and a $0.2 million increase in cleaning expense, partially offset by a $0.9 million decrease in snow removal expense due to higher snowfall amounts during 2022 across the Mid-Atlantic States;

•
an increase of $0.1 million in same store tenant utility expense due to a combination of higher water usage and water rates; and
•
an increase of $0.1 million in same store other property operating expenses due to an increase in property legal expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.4 million, or 8%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to:

•
a decrease of $0.9 million resulting from a lower asset base resulting from parcel sales at four properties in 2022 and accelerated amortization of capital improvements associated with store closings during 2022;
•
a decrease of $0.8 million at Cumberland Mall which was sold on October 31, 2022; and
•
a decrease of $0.7 million at Plymouth Meeting Mall due to a lower asset base resulting from impairment charges during 2022;

Depreciation and amortization expense decreased by $5.2 million, or 9%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to:

•
a decrease of $1.8 million resulting from a lower asset base resulting from parcel sales at four properties in 2022 and accelerated amortization of capital improvements associated with store closings during 2022;
•
a decrease of $1.5 million at Cumberland Mall which was sold on October 31, 2022;
•
a decrease of $1.5 million at Plymouth Meeting Mall due to a lower asset base resulting from impairment charges during 2022; and
•
a decrease of $0.4 million at non-same store property, Exton Square Mall.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 3.6%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher professional fees partially offset by lower incentive compensation expenses in 2023.

General and administrative expenses decreased by less than ten thousand dollars, or 0.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to lower incentive compensation expenses partially offset by higher professional fees in 2023.

Interest Expense

Interest expense increased by $10.6 million, or 32.4%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 9.92% for the three months ended June 30, 2023 compared to 7.07% for the three months ended June 30, 2022. Our weighted average debt balance was $1,742.6 million for the three months ended June 30, 2023, compared to $1,846.2 million for the three months ended June 30, 2022.

Interest expense increased by $20.2 million, or 31.6%, in the six months ended June 30, 2023 compared to six months ended June 30, 2022. This increase was primarily due to higher weighted average interest rates. Our weighted average effective borrowing rate was 9.68% for the six months ended June 30, 2023 compared to 6.90% for the six months ended June 30, 2022. Our weighted average debt balance was $1,743.4 million for the six months ended June 30, 2023, compared to $1,855.0 million for the six months ended June 30, 2022.

Equity in Loss of Partnerships

Equity in loss of partnerships was a loss of $4.0 million in the three months ended June 30, 2023 compared to a loss of $1.2 million for the three months ended June 30, 2022, reflecting an increase of $2.8 million, or 235.5%. The increase in loss was primarily due to higher interest expense offset by lower operating and depreciation and amortization expense.

Equity in loss of partnerships was a loss of $6.7 million in the six months ended June 30, 2023 compared to a loss of $1.6 million for the six months ended June 30, 2022, reflecting an increase of $5.1 million, or 322.1%. The increase in loss was primarily due to higher interest expense offset by lower operating and depreciation and amortization expense.

Gain (Loss) on Sales of Real Estate

During the three and six months ended June 30, 2023, there was no gain on sales of real estate.

During the three and six months ended June 30, 2022, there was a $1.7 million gain on sales of real estate. In June 2022, we closed on the sale of an outparcel at Francis Scott Key Mall for $2.4 million and recorded a gain on sales of real estate of $1.7 million.

Gain on Sale of Equity Method Investment

During the three and six months ended June 30, 2023, there was no gain on sale of equity method investments.

During the three and six months ended June 30, 2022, there was a $9.1 million gain on sale of equity method investment. In June 2022, we closed on the sale of our 25% interest in Gloucester Premium Outlets for $35.4 million for which we recorded a gain on sale of equity method investment of $9.1 million.

Gain on Sales of Interests in Non Operating Real Estate

During the three and six months ended June 30, 2023, there was a $1.1 million gain on sales of interests in non-operating real estate. In June 2023, we sold a parcel of land at Woodland Mall for $4.8 million for development purposes. The gain on sale was a result of this transaction.

During the three and six months ended June 30, 2022, there was an $8.8 million gain on sales of interests in non-operating real estate. In June 2022, we sold a parcel of land adjacent to Moorestown Mall for $11.8 million for residential development purposes. The gain resulting from the sale was $8.8 million.

Gain on Sale of Preferred Equity Interest

During the three and six months ended June 30, 2023, there was no gain on sale of preferred equity interest.

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

Net Operating Income (“NOI”)

NOI (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP, including lease termination revenue), minus property operating expenses (determined in accordance with GAAP), plus our pro rata share of revenue and property operating expenses of our unconsolidated partnership investments. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net loss (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity. It is not indicative of funds available for our cash needs, including our ability to make cash distributions. We believe NOI is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We believe that net loss is the most directly comparable GAAP measure to NOI. NOI excludes other income and expense, depreciation and amortization, general and administrative expenses, other expenses (which includes provision for employee separation expense and project costs), interest expense, net, equity in loss/income of partnerships, gain/loss on sales of real estate, and gain/loss on sale of equity method investment.

Same Store NOI is calculated using retail properties owned for the full periods presented and excludes properties acquired or disposed of, under redevelopment, or designated as non-core during the periods presented. Non Same Store NOI is calculated using the retail properties excluded from the calculation of Same Store NOI.

The table below reconciles net loss to NOI of our consolidated properties for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Net loss	$(45,605)	$(11,015)	$(91,350)	$(43,988)
Other income	(62)	(69)	(153)	(310)
Depreciation and amortization	25,970	28,382	52,339	57,492
General and administrative expenses	10,093	9,744	21,218	21,227
Other expenses	8	(66)	11	78
Interest expense, net	43,154	32,601	84,202	63,992
Equity in loss of partnerships	3,986	1,188	6,682	1,583
Gain on sales of interests in real estate	—	(1,701)	—	(1,701)
Gain on sale of equity method investment	—	(9,053)	—	(9,053)
Gain on sales of non-operating real estate	(1,057)	(8,755)	(1,057)	(8,755)
Gain on sale of preferred equity interest	—	—	—	(3,688)
NOI from consolidated properties	$36,487	$41,256	$71,892	$76,877

The table below reconciles equity in (loss) income of partnerships to NOI of our share of unconsolidated properties for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022
Equity in loss of partnerships	$(3,986)	$(1,188)	$(6,682)	$(1,583)
Depreciation and amortization	2,789	2,973	5,634	5,995
Interest and other expenses	8,698	6,050	17,079	11,852
Loss on project cost by equity method investee	35	—	323	—
NOI from equity method investments at ownership share	$7,536	$7,835	$16,354	$16,264

The table below presents total NOI and total NOI excluding lease termination revenue for the three months ended June 30, 2023 and 2022:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2023	2022	2023	2022	2023	2022
NOI from consolidated properties	$36,903	$40,005	$(416)	$1,251	$36,487	$41,256
NOI from equity method investments at ownership share	7,505	7,275	31	560	7,536	7,835
Total NOI	44,408	47,280	(385)	1,811	44,023	49,091
Less: lease termination revenue	228	1,551	—	41	228	1,592
Total NOI excluding lease termination revenue	$44,180	$45,729	$(385)	$1,770	$43,795	$47,499

Total NOI decreased by $5.1 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to (a) a $2.9 million decrease in Same Store NOI and (b) a decrease of $2.2 million in Non Same Store NOI. The decrease in Same Store NOI and decrease in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

The table below presents total NOI and total NOI excluding lease termination revenue for the six months ended June 30, 2023 and 2022:

	Same Store		Non Same Store		Total (non-GAAP)
(in thousands of dollars)	2023	2022	2023	2022	2023	2022
NOI from consolidated properties	$72,744	$74,836	$(852)	$2,042	$71,892	$76,878
NOI from equity method investments at ownership share	16,249	15,102	105	1,162	16,354	16,264
Total NOI	88,993	89,938	(747)	3,204	88,246	93,142
Less: lease termination revenue	566	2,345	—	49	566	2,394
Total NOI excluding lease termination revenue	$88,427	$87,593	$(747)	$3,155	$87,680	$90,748

Total NOI decreased by $4.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to (a) a $0.9 million decrease in Same Store NOI and (b) a $4.0 million decrease in Non Same Store NOI. The decrease in Same Store NOI and in Non Same Store NOI is primarily due the reasons described in “— Real Estate Revenue” and “— Property Operating Expenses.”

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

When applicable, we also present FFO, as adjusted, and FFO per diluted share and OP Unit, as adjusted, which are non-GAAP measures, for the three and six months ended June 30, 2023 and 2022, to show the effect of such items as provision for employee separation expense, insurance recoveries or losses, net, and gain on sale of preferred equity interest which had an effect on our results of operations, but are not, in our opinion, indicative of our ongoing operating performance.

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

The following table presents a reconciliation of net loss determined in accordance with GAAP to FFO attributable to common shareholders and OP Unit holders, FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit, FFO attributable to common shareholders and OP Unit holders, as adjusted and FFO attributable to common shareholders and OP Unit holders, as adjusted per diluted share and OP Unit, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net loss	$(45,605)	$(11,015)	$(91,350)	$(43,988)
Depreciation and amortization on real estate:
Consolidated properties	25,801	28,078	51,975	56,876
PREIT’s share of equity method investments	2,789	2,973	5,634	5,995
Gain on sales of interests in real estate	—	(1,701)	—	(1,701)
Loss on project costs by equity method investee	35	—	323	—
Gain on sale of equity method investment	—	(9,053)	—	(9,053)
Funds from operations attributable to common shareholders and OP Unit holders	(16,980)	9,282	(33,418)	8,129
Provision for employee separation expense	(2)	(85)	3	(1)
Gain on sale of preferred equity interest	—	—	—	(3,688)
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders	$(16,982)	$9,197	$(33,415)	$4,440
Funds from operations attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(3.15)	$1.72	$(6.20)	$1.51
Funds from operations, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit (1)	$(3.15)	$1.71	$(6.20)	$0.83
Weighted average number of shares outstanding	5,325	5,317	5,324	5,311
Weighted average effect of full conversion of OP Units	68	69	68	69
Effect of common share equivalents	—	—	—	—
Total weighted average shares outstanding, including OP Units	5,393	5,386	5,392	5,380

(1) Does not include the impact of $6.8 million and $13.7 million of undeclared and unpaid preferred share dividends for the three and six months ended June 30, 2023 and the $6.8 million and $13.7 million of undeclared and unpaid preferred share dividends for the three and six months ended June 30, 2022, respectively. The Company cannot declare and pay cash dividends on common shares while there exists a preferred dividend arrearage.

FFO attributable to common shareholders and OP Unit holders was loss of $17.0 million for the three months ended June 30, 2023, a decrease of $26.3 million, or 282.9%, compared to $9.3 million for the three months ended June 30, 2022.

FFO attributable to common shareholders and OP Unit holders was a loss of $33.4 million for the six months ended June 30, 2023, a decrease of $41.5 million, or 511.1%, compared to $8.1 million for the six months ended June 30, 2022. This change was primarily due to:

•
a $20.2 million increase in interest expense which was due to higher debt and weighted average interest rates; and
•
a $3.7 million decrease in gain on sale of preferred equity interest; and
•
a $7.7 million decrease in gain on sales of non-operating real estate.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(3.15) and $1.72 for the three months ended June 30, 2023 and 2022, respectively.

FFO attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(6.20) and $1.51 for the six months ended June 30, 2023 and 2022, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(3.15) and $1.71 for the three months ended June 30, 2023 and 2022, respectively.

FFO, as adjusted, attributable to common shareholders and OP Unit holders per diluted share and OP Unit was $(6.20) and $0.83 for the six months ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed herein and in the section entitled “Item 1A. Risk Factors” in our 2022 Form 10-K. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We currently expect to meet certain of our liquidity requirements, including operating expenses, recurring capital expenditures, tenant improvements and leasing commissions, generally through our available working capital and our First Lien Revolving Facility, which matures in 2023 and otherwise subject to the terms and conditions of our First Lien Credit Agreement. See “Credit Agreements—Similar terms of the Credit Agreements” below for covenant information. As discussed below, our loans under our Credit Agreements mature and come due in December 2023, the FDP Term Loan (our 50% share of which we have guaranteed) matures and comes due in January 2024, and mortgages secured by three of our properties are due in 2023, and we do not have, nor do we expect to have sufficient cash flow to repay this indebtedness at maturity. We are working to address the upcoming maturity of this indebtedness by pursuing all available alternatives. With the assistance of our advisors, we have been actively exploring a range of strategic alternatives, including marketing the Company’s properties for sale, pursuing a variety of strategic transactions, and refinancing or restructuring indebtedness. We have also been engaging in discussions with our lenders. Although the Company has sold assets generating over $30.0 million in 2023 and has applied those proceeds and cash from operations to pay down debt by over $50.0 million in 2023, and is actively pursuing closing transactions already subject to agreement, no assurance can be provided that we will be able to refinance, restructure or repay the indebtedness at maturity.

We expect to spend approximately $5.9 million related to our capital improvements and development projects in 2023. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Credit Agreements limit our ability to declare and pay dividends on our common and preferred shares, subject to certain exceptions. We have deferred payments on our preferred shares and suspended payments on our common shares since the third quarter of 2020. Other than as may be required to maintain our status as a REIT, we do not anticipate that we will pay any cash dividends to holders of our common or preferred shares for the foreseeable future.

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

As of June 30, 2023, our capital raised includes cash proceeds of $29.7 million from assets sold, and through our operations, we generated $33.1 million.

We had availability under our First Lien Revolving Facility of $102.5 million as of June 30, 2023 and in August 2023, we borrowed $15.0 million under such First Lien Revolving Facility. We have been focused on improving operational efficiency and driving stable and increasing cash flows from operations while advancing our portfolio, including by undertaking, with the assistance of outside advisors, a thorough review of our business and capital structure and evaluating a wide range of opportunities to further strengthen our balance sheet and financial flexibility. We are actively seeking to raise additional capital, including through asset dispositions identified through our portfolio property reviews. Disposing of these properties can enable us to redeploy or recycle our capital to other uses, primarily to pay down debt. In many cases, we are marketing land parcels for development for a variety of different nontraditional, non-retail uses, including hotel, multifamily residential and healthcare uses, which we believe can also help position our portfolio within differentiated mixed-use environments.

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
•
continued deterioration in our tenants’ business operations and financial stability, which were exacerbated by the extended impacts of the COVID-19 pandemic and may be further impacted by overall economic conditions, weak consumer confidence and the possibility of economic slowdown or recession, including anchor or non-anchor tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

The impact of the above factors and extent and duration of such effects are uncertain, regularly evolving and difficult to predict.

LIBOR Alternative

In July 2017, the Financial Conduct Authority (“FCA”), which is the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The FCA no longer publishes one-week and two-month U.S. dollar LIBOR rates and ceased publishing all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. It is not presently known whether SOFR or any other alternative reference rates will attain broad market acceptance as replacements of LIBOR. There remains uncertainty as to how the financial services industry will address the discontinuance of LIBOR in financial instruments that are indexed to LIBOR. Further, various financial instruments indexed to LIBOR could experience different outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. Alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of and return on these instruments.

We had material contracts that were indexed to LIBOR that have since been transitioned to alternative reference rates, and the value of such contracts could also be adversely affected by the transition from LIBOR to such alternative reference rate. We cannot predict the effect of the decision not to sustain LIBOR, or the potential transition to SOFR or another alternative reference rate as LIBOR’s replacement.

We transitioned two of our subsidiaries’ mortgage agreements to SOFR during 2022. On May 12, 2023, our Credit Agreements, which represent a significant portion of our debt, were transitioned to SOFR.

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

As of June 30, 2023, we had outstanding borrowings of $995.5 million under the Term Loans and $27.5 million under the First Lien Revolving Facility. The carrying value of the Term Loans on our consolidated balance sheet as of June 30, 2023 is net of $1.4 million of unamortized debt issuance costs. The maximum amount that was available to be borrowed by us under the First Lien Revolving Facility as of June 30, 2023 was $102.5 million. In August 2023, we borrowed $15.0 million under the First Lien Revolving Facility.

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

In 2022, we exercised our option and satisfied the conditions to extend the maturity date of our Credit Agreements, such that the maturity is now December 10, 2023 (the "Maturity Date"). See "Going Concern Considerations section in Note 1 of our consolidated financial statements" and “Risk Factors – We have determined that there is substantial doubt about our ability to continue as a going concern” in Part I, Item 1.A of our 2022 Form 10-K for further information.

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

See our 2022 Form 10-K for additional information on the Credit Agreements.

Credit Agreements' Amendment

On May 12, 2023, the Credit Agreements were amended to replace the interest rate benchmark from LIBOR to SOFR. As a result, borrowings under the Credit Agreements other than Base Rate Loans, will now bear interest at Term SOFR plus 0.10% plus an applicable margin as described above for each agreement.

FDP Loan Agreement

As described in Note 3 of our consolidated financial statements and above in Capital Improvements, Redevelopment and Development Projects, PM Gallery LP, a Delaware limited partnership and joint venture entity owned indirectly by us and Macerich, to redevelop Fashion District Philadelphia and entered into the FDP Loan Agreement and the Partnership Loan.

In January 2023, the FDP Loan Agreement was amended to replace the interest rate benchmark from LIBOR to SOFR. The Base Rate is defined as the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus one half (0.50%) and (c) Adjusted Term SOFR for a one-month tenor plus one percent (1.00%). The FDP Loan Agreement contains certain covenants typical for loans of its type. In January 2023, the joint venture paid down an additional $26.1 million of the FDP Loan Agreement balance as part of the option that it exercised to extend the FDP Loan Agreement maturity date to January 22, 2024. As noted above, PREIT Associates L.P. has severally guaranteed its 50% share of the FDP Term Loan (see Note 3 to our consolidated financial statements), which had $75.8 million outstanding as of June 30, 2023 (our share of which is $37.9 million). The joint venture has an outstanding balance on its 2020 Partnership Loan of $200.0 million and an outstanding balance on its 2022 Partnership Loan of $249.2 million (of which our total share for both Partnership Loans is $124.6 million) as of June 30, 2023 and the majority of the proceeds from the Partnership Loan were used to pay down the FDP Term Loan since December 2020 and the remainder was used to fund ongoing capital expenditures at the property as well as accrued interest. We monitor the joint venture's cash flow and its ability to meet its debt service requirements and to comply with the financial covenants under the FDP Loan Agreement. If the joint venture were unable to satisfy its obligations under the FDP Term Loan, and we were required to satisfy the payment obligations under the guarantee, we do not anticipate being able to satisfy such obligation after our Credit Agreement maturity and that these events would have a material negative impact on our liquidity and available capital resources. There are also circumstances in which a default of the FDP Term Loan could give rise to an event of default under our Credit Agreements.

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

In 2020, the Company suspended payment of its preferred share dividends. Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accumulate in arrears at an annual rate of $1.8436 per share, $1.8000 per share and $1.7188 per share, respectively. As of June 30, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $82.1 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.53 per share, $5.40 per share and $5.16 per share, respectively.

Both the First Lien Credit Agreement and the Second Lien Credit Agreement prohibit any redemption of preferred shares so long as such agreements remain in effect.

Mortgage Loan Activity—Consolidated Properties

On April 1, 2023, certain of our consolidated subsidiaries entered into a forbearance agreement as it relates to the mortgage loan secured by the property at Dartmouth Mall in North Dartmouth, Massachusetts. The loan matured on April 1, 2023 and is in default, and the borrowers were unable to thereafter comply with the terms of the forbearance agreement and repay the loan in full by June 1, 2023, and a special servicer has been appointed. We continue to pursue all available options relating to this debt. As of June 30, 2023, the mortgage loan has an outstanding balance of $53.0 million.

On May 1, 2023, certain of our consolidated subsidiaries entered into an amendment and extension to our mortgage loan secured by the property at Cherry Hill Mall in Cherry Hill, New Jersey. This agreement extended the maturity date to December 1, 2023 and we were required to make a $5.0 million principal payment upon execution and the borrower is required to continue to make scheduled monthly debt service payments. The agreement also includes an option to extend the maturity date to May 1, 2024 with an additional $5.0 million payment and if certain conditions are met, including, but not limited to, the extension of the Credit Agreements to December 2024 on commercially reasonable terms. As of June 30, 2023, the mortgage loan has an outstanding balance of $228.7 million.

Certain of our consolidated subsidiaries are party to a mortgage loan secured by the property at Woodland Mall in Grand Rapids, Michigan. The agreement has an option to extend the maturity date to October 5, 2023 and requires the borrower to continue making scheduled monthly debt service payments. In June 2023, we sold a parcel of land at Woodland Mall for $4.8 million and used net proceeds of $3.4 million from the sale to pay down the mortgage and exercise our option to extend the maturity date to October 5, 2023. As of June 30, 2023, the mortgage loan has an outstanding balance of $101.8 million.

Mortgage Loans

Our mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to the year 2025. Six of these mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.97% and had a weighted average interest rate of 6.21% at June 30, 2023. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and have a weighted average interest rate of 8.77% at June 30, 2023. The weighted average interest rate of all consolidated mortgage loans was 6.63% at June 30, 2023. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments,” and are not included in the table below.

The following table outlines the timing of principal payments and balloon payments pursuant to the terms of our mortgage loans on our consolidated properties as of June 30, 2023:

		Remainder of
(in thousands of dollars)	Total	2023	2024-2025	2026-2027	Thereafter
Consolidated mortgage loans
Principal payments	$16,009	$5,198	$10,811	$—	$—
Balloon payments (1) (2) (3)	710,887	381,467	329,420	—	—
Total consolidated mortgage loans	726,896	$386,665	$340,231	$—	$—
Less: Unamortized debt issuance costs	949
Carrying value of mortgage notes payable	$725,947

(1) Includes Cherry Hill Mall mortgage for which the maturity was extended through December 1, 2023.

(2) Includes Woodland Mall mortgage for which the maturity was extended through October 5, 2023.

(3) For secured mortgage loans with balloon payments due in 2023, we expect to refinance on similar terms or extend the maturities, but cannot provide any assurance that we will be able to do so.

Contractual Obligations

The following table presents our consolidated aggregate contractual obligations as of June 30, 2023 for the periods presented:

(in thousands of dollars)	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Mortgage loans (1) (2)	$726,896	$386,665	$340,231	$—	$—
Term Loans (3)	995,582	995,582	—	—	—
First Lien Revolving Facility	27,481	27,481	—	—	—
Interest on indebtedness (4)	99,848	80,128	19,720	—	—
Operating leases	8,120	506	1,730	1,711	4,173
Ground leases	49,164	791	3,169	3,169	42,035
Finance leases	4,923	547	2,094	1,974	308
Development and redevelopment commitments (5)	5,909	4,115	1,794	—	—
Total	$1,917,923	$1,495,815	$368,738	$6,854	$46,516

(1) Includes Cherry Hill Mall mortgage for which the maturity was extended through December 1, 2023.

(2) Includes Woodland Mall mortgage for which the maturity was extended through October 5, 2023.

(3) Includes our First Lien Term Loan Facility of $305.7 million and the anticipated maturity date balance of our Second Lien Term Loan Facility of $689.8 million, which includes estimated capitalized PIK interest at maturity based on current interest rates.

(4) Includes interest payments expected to be made on consolidated debt, including those in connection with interest rate swap agreements.

(5) The timing of the payments of these amounts is uncertain. We expect that a significant majority of such payments (of which we include 100% of our obligations related to Fashion District Philadelphia) will be made prior to December 31, 2023, but cannot provide any assurance that changed circumstances at these projects will not delay the settlement of these obligations.

Interest Rate Derivative Agreements

As of June 30, 2023, we had interest rate swap agreements designated in qualifying hedging relationships outstanding with a weighted average base interest rate of 3.59% on a notional amount of $100.0 million, maturing in May 2024. We originally entered into these interest rate swap agreements in 2020 to hedge the interest payments associated with our issuances of variable interest rate long term debt. The interest rate swap agreements are net settled monthly.

For derivatives that have been designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in “Accumulated other comprehensive (loss) income” and subsequently reclassified into “Interest expense, net” in the same periods during which the hedged transaction affects earnings.

As of June 30, 2023, we had two total derivatives which were designated as cash flow hedges. In May 2023, we had seven total derivatives mature.

We recognize all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. Our derivative assets are recorded in “Deferred costs and other assets” and our derivative liabilities are recorded in “Fair value of derivative instruments.”

Over the next twelve months, we estimate that $1.5 million will be reclassified as a decrease to interest expense in connection with our designated derivatives. The recognition of these amounts could be accelerated in the event that we repay amounts outstanding on the debt instruments and do not replace them with new borrowings.

As of June 30, 2023, the fair value of derivatives in an asset position, which excludes accrued interest but includes any adjustment for nonperformance risk related to these agreements, was $1.5 million. If we had breached any of the default provisions in these agreements, the derivatives may be required to be settled at their termination value, which at June 30, 2023, was in an asset position (including accrued interest) of $1.6 million. We had not breached any of these provisions as of June 30, 2023.

CASH FLOWS

Net cash provided by operating activities totaled $33.1 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $31.2 million for the six months ended June 30, 2022. This increase in cash provided by operating activities was due to changes in working capital between periods primarily as a result of strong collections of outstanding accounts receivable in the first six months of the current year, which are included in change in other assets in our statement of cash flows.

Cash flows provided by investing activities were $16.5 million for the six months ended June 30, 2023 compared to cash flows provided by investing activities of $22.2 million for the six months ended June 30, 2022. Cash flows provided by investing activities for the six months ended June 30, 2023 included $29.7 million in proceeds from sales of real estate, partially offset by $2.0 million of additions to construction in progress and $10.8 million of investments in real estate improvements.

Cash flows used in financing activities were $49.1 million for the six months ended June 30, 2023 compared to cash flows used in financing activities of $74.7 million for the six months ended June 30, 2022. Cash flows used in financing activities for the six months ended June 30, 2023 included repayment of term loans of $26.3 million, $24.6 million of principal payments on mortgage loans, along with $2.9 million of deferred financing costs paid for our Cherry Hill and Woodland Malls' mortgage extensions.

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters or of any obligation to satisfy requirements for further remediation. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate over our two year policy term. See our 2022 Form 10-K, in the section entitled “Item 1A. Risk Factors— Risks Related to Our Business and Our Properties—We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate market is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, strip centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and non-anchor store and other tenants. Our malls and our other operating properties face competition from similar retail, destination dining and entertainment centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. Our tenants face competition from companies at the same and other properties and from other retail formats as well, including internet retailers. They also face competition for employees in the current constrained labor market, which could impact their operations and operation costs. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

The existence or development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of the Credit Agreements, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the total sales, occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would involve costs and expenses that could be elevated (including due to inflation, supply chain disruptions and construction delays) and adversely affect our results of operations.

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

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease or preclude the collection of rent in connection with the space for a period of time, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy or store closings of those tenants might be more significant to us than the bankruptcy or store closings of other tenants. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us. Given current conditions in the economy, certain industries and the capital markets, in some instances retailers that have sought protection from creditors under bankruptcy law have had difficulty in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. All of these factors have been exacerbated by the impact of the COVID-19 pandemic.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, together with other statements and information publicly disseminated by us, contain certain forward-looking statements that can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “intend,” “may” or similar expressions. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters, including our expectations regarding the impact of COVID-19 on our business, that are not historical facts. These forward-looking statements reflect our current views about future events, achievements, results, cost reductions, dividend payments and the impact of COVID-19 and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be materially and adversely affected by the following:

•
the effectiveness of our prior financial restructuring and the ongoing and future strategies that we may employ to address our liquidity and capital resources;
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
•
changes in economic conditions, including unemployment rates and its effects on consumer confidence and spending, supply chain disruptions, the inflationary environment, the potential for economic slowdown or recession and the corresponding effects on tenant business performance, prospects, solvency and leasing decisions;
•
our inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise;
•
our ability to sell properties that we seek to dispose of, which may be delayed or prevented by, among other things, the failure to obtain zoning, occupancy and other governmental approvals and permits or, to the extent required, approvals of other third parties;
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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed herein and in our 2022 Form 10-K in the section entitled “Item 1A. Risk Factors” and any subsequent reports we file with the SEC. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2023, our consolidated debt portfolio consisted of $726.8 million of fixed and variable rate mortgage loans, $27.5 million outstanding under our First Lien Revolving Facility, which bore interest at a rate of 8.66%, $305.7 million borrowed under our First Lien Term Loan Facility, which bore interest at a rate of 10.90%, and $689.8 million borrowed under our Second Lien Term Loan Facility, which bore interest at a rate of 13.19%.

Our mortgage loans, which are secured by seven of our consolidated properties, are due in installments over various terms extending to October 2025. Six of our mortgage loans bear interest at fixed interest rates that range from 3.88% to 7.97%, and had a weighted average interest rate of 6.21% at June 30, 2023. Three of our mortgage loans bear interest at variable rates, a portion of which has been swapped to fixed rates, and had a weighted average interest rate of 8.77% at June 30, 2023. The weighted average interest rate of all consolidated mortgage loans was 6.63% at June 30, 2023. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities due in the respective years and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) For the Year Ending December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate (1)
2023	$284,866	(3)	7.55%	$1,124,862	(2) (4)	12.11%
2024	$106,405		6.83%	$18,074		1.42%
2025	$215,752		4.02%	$—		—
2026	$—		—	$—		—
2027 and thereafter	$—		—	$—		—

(1) Based on the weighted average interest rates in effect as of June 30, 2023 and does not include the effect of our interest rate swap derivative instruments as described below.

(2) Includes term loan debt of $995.5 million under our First Lien Term Loan Facility and Second Lien Term Loan Facility with a weighted average interest rate of 12.49% as of June 30, 2023.

(3) Includes Cherry Hill Mall mortgage of $228.7 million for which the maturity was extended through December 1, 2023.

(4) Includes Woodland Mall mortgage of $101.8 million for which the maturity was extended through October 5, 2023.

As of June 30, 2023, we had $1,142.9 million of variable rate debt. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be, and in some cases have been, higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net loss in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 6 of the notes to our unaudited consolidated financial statements for further information.

As of June 30, 2023, we had two interest rate swap agreements outstanding with a weighted average base interest rate of 3.59% on a notional amount of $100.0 million, maturing in May 2024. In May 2023, we had seven interest rate swap agreements mature.

Changes in market interest rates have different effects on the fixed and variable rate portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to our debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2023 levels, with all other variables held constant.

A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $5.2 million at June 30, 2023. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $6.8 million at June 30, 2023. Based on the variable rate debt included in our debt portfolio at June 30, 2023, a 100 basis point increase in interest rates would have resulted in an additional $11.4 million in interest expense annually. A 100 basis point decrease would have reduced interest incurred by $11.4 million annually.

Because the information presented above includes only those exposures that existed as of June 30, 2023, it does not consider changes, exposures or positions which have arisen or could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

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

Management, under the supervision of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting.

The ineffectiveness of our internal control over financial reporting was due to the material weakness in our internal control over financial reporting which we identified and previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022.

As previously disclosed in our 2022 Form 10-K, we identified a material weakness related to the review of manual journal entries, which continued to exist as of June 30, 2023. Specifically, we identified segregation of duties conflicts in certain authorizations and permissions that impacted the effectiveness of certain other business process-level control activities and the reliability of data used in the operation of those control activities. The precision of review of our consolidated statement of cash flow for the three months ended March 31, 2022 was previously identified as ineffective and the control remains aggregated in the segregation of duties conflicts identified above.

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

Changes in Internal Control over Financial Reporting

Other than our actions to remediate the material weakness relating to our internal controls over financial reporting as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations. The following is an update to the Company’s risk factors and should be read in conjunction with the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.

We have determined that there is substantial doubt about our ability to continue as a going concern.

In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, management considered among other factors, our Credit Agreements, as defined in Note 4, with a maturity date in December 2023 and Fashion District Philadelphia’s Amended and Restated Term Loan Agreement (“FDP Loan Agreement”) which matures in January 2024 as events or conditions that raised substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had borrowings of $305.7 million under the First Lien Term Loan, $689.8 million under the Second Lien Term Loan and $27.5 million under the First Lien Revolving Facility. Our obligations under the Credit Agreements are guaranteed by certain of our subsidiaries. Our obligations under the Credit Agreements and the guaranties are secured by mortgages and deeds of trust on a portfolio of 10 of our subsidiaries’ properties, including nine malls and one additional parcel. The obligations are further secured by a lien on substantially all of our personal property pursuant to collateral agreements and a pledge of substantially all of the equity interests held by us and the guarantors, pursuant to pledge agreements, in each case subject to limited exceptions. The Credit Agreements include several events of default as described in Note 4. Upon the occurrence of an event of default (except with respect to bankruptcy), the lenders may declare all of the obligations in connection with the applicable Credit Agreement (including an amount equal to the outstanding letters of credit under the First Lien Credit Agreement) immediately due and payable and may terminate the lenders’ commitments thereunder.

When the borrowings under the Credit Agreements come due and payable because of a default or at maturity in December 2023, there is substantial doubt that the Company will be able to repay, refinance or restructure such obligations. The Company has been working with PJT Partners, a global advisory investment bank with expertise in real estate and restructuring, to pursue and evaluate options to address the Company’s debt and has been actively exploring a range of strategic alternatives. Although management, with its advisors, will continue to pursue all options and strategic alternatives, we can provide no assurance that we will be able to refinance, restructure or repay the indebtedness at maturity or to continue as a going concern.

The FDP Loan Agreement has a balance of $75.8 million as of June 30, 2023, and matures in January 2024. The Company guarantees 50% of the joint venture’s obligations under the FDP Loan Agreement. The Company plans to work with its joint venture partner to satisfy any obligations under the FDP Loan Agreement should it come due and payable at maturity. However, our ability to satisfy obligations under the FDP Loan Agreement depends primarily on the availability of our credit facility at the time of the FDP Loan Agreement maturity date and this involves performance by third parties and therefore cannot be considered probable of occurring.

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Given the risks associated with the Company’s near-term debt maturities in December 2023 and January 2024, we believe there is substantial doubt about the Company's ability to continue to operate as a going concern within one year after the date the consolidated financial statements are issued.

The actions of activist shareholders could adversely impact the Company.

In recent months, certain shareholders, including the two Trustees elected by the Preferred Stockholders, have made public statements criticizing the Board of Trustees and their election and urging them to resign, and expressing dissatisfaction with the Company’s market valuation, as well as indicating that they will evaluate whether to take action of their own. The Company has publicly responded to these statements asserting that the Trustees were duly elected and that the Board has taken responsible action to maximize value for all shareholders and other stakeholders, including pursuing all strategic alternatives consistent with their fiduciary duties and prudent business judgment.

If these shareholders, by themselves or in conjunction with other shareholders or as part of a group, engage in activist activities with respect to us, our business could be adversely affected, by among other things, incurring costly legal fees and other expenses, losing key employees, potential disruption of our business and diverting the attention of our Board of Trustees, senior management and employees from the execution of the Company’s business operations, which could negatively impact our financial condition and operations. These actions could also negatively affect market perceptions of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

We did not acquire any shares in the three and six months ended June 30, 2023.

Limitations upon the Payment of Dividends

The Credit Agreements provide generally that we may only make dividend payments in the minimum amount necessary to maintain our status as a REIT. We must maintain our status as a REIT at all times.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Preferred Dividend Arrearage

Dividends on the Series B, Series C and Series D preferred shares are cumulative and therefore will continue to accrue at an annual rate of $1.8436 per share, $1.8000 per share and $1.7188 per share, respectively. As of August 4, 2023, the cumulative amount of unpaid dividends on our issued and outstanding preferred shares totaled $82.1 million. This consisted of unpaid dividends per share on the Series B, Series C and Series D preferred shares of $5.53 per share, $5.40 per share and $5.16 per share, respectively.

ITEM 5. OTHER INFORMATION.

None of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this report.

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

10.1*

First Amendment to Amended and Restated First Lien Credit Agreement, dated as of May 12, 2023, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees.

10.2*

Second Amendment to Second Lien Credit Agreement, dated as of May 12, 2023, by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto and their assignees.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:	August 4, 2023	By:	/s/ Joseph F. Coradino
Joseph F. Coradino
Chairman and Chief Executive Officer

Date:	August 4, 2023	By:	/s/ Mario C. Ventresca, Jr.
Mario C. Ventresca, Jr.
Executive Vice President and Chief Financial Officer

Date:	August 4, 2023	By:	/s/ Sathana Semonsky
Sathana Semonsky
Senior Vice President and Chief Accounting Officer